Form 10-K
period 1993-12-31
HUNT J B TRANSPORT SERVICES INC
filed 1994-03-31
CIK 728535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
     COMMISSION FILE NO. 0-11757


                       J.B. HUNT TRANSPORT SERVICES, INC.
             (exact name of registrant as specified in its charter)

                ARKANSAS                               71-0335111
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


     615 J.B. HUNT CORPORATE DRIVE                        72745
       LOWELL, ARKANSAS                                (Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (501) 820-0000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                               YES     X       NO
                                     -----         -----

The aggregate market value of 18,065,067 shares of the registrant's $.01 par value common stock held by non-affiliates of the registrant as of March 11, 1994 was $438,077,875,(based upon $24.25 per share being the closing sale price on that date, as reported by NASDAQ). In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

At March 11, 1994, the registrant had outstanding 38,546,916 shares of common stock at $.01 par value.

Part II of this report incorporates by reference certain portions of the Notice and Proxy Statement for the 1994 annual stockholders' meeting and certain portions of the 1993 Annual Report to Stockholders.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     J.B. Hunt Transport Services, Inc. (Services) is a diversified transportation company focusing on the movement of full-load containerizable freight in North America. Services is an Arkansas holding company incorporated on August 10, 1961. Through its wholly-owned subsidiaries, Services operates as an irregular route, common motor carrier operating under the jurisdiction of the Interstate Commerce Commission (ICC) and various state regulatory agencies. References to "J.B. Hunt" or "the Company" are to Services and its wholly-owned subsidiaries.
     Utilizing its various operating authorities, the Company may transport any type of freight (except certain types of explosives) from any point in the continental United States to any other point in another state, over any route selected by the Company. The Company also has certain intrastate authorities, allowing it to pick-up and deliver within those states. The principal types of freight transported include foodstuffs, automotive parts, plastics and plastic products, general retail store merchandise, chemicals, paper and paper products, and manufacturing materials and supplies.
     The Company received Canadian authority in 1988 and 1989, which allowed general commodity service between certain Canadian provinces. Transportation services are also provided to and from all points in the continental United States to Quebec, British Columbia and Ontario. An agreement announced in March 1993 with Canada's largest railway, Canadian National, provides for expanded joint truck and rail service to Canada. J.B. Hunt has provided transportation services to and from Mexico since 1989 through interchange operations with various Mexican motor carriers. In May 1992 a joint venture with Transportacion Maritima Mexicana, the largest transportation company in Mexico, was announced.
     In 1990, the Company and the Atchison, Topeka and Santa Fe Railway Company (Santa Fe) initiated an intermodal operation with trailer-on-flatcar (TOFC) service. Since this initial agreement with Santa Fe, intermodal operations have been expanded to include nine railroads. The Company also provides double-stack container services which utilize a newly-designed container on a number of rail routes. Substantially all of the freight carried under these rail agreements is guaranteed space on trains and receives preferential loading and unloading at rail terminal facilities.
     The Company offers related full truckload transportation services such as regional, intrastate, flatbed, special (hazardous) commodities and dedicated equipment and logistics management services. Growth and expansion of these related businesses has been achieved through a combination of new internal service offerings and acquisitions. The new flatbed and special commodities operations were created in 1991. A company with Texas intrastate authority was acquired in 1991. A small hazardous waste carrier was acquired in 1992, and a new dedicated unit commenced operation in 1993.

MARKETING AND OPERATIONS

     J.B. Hunt has targeted the service sensitive segment of the truckload dry van market rather than those segments that use price as their primary consideration. The truckload market has traditionally been a lower price, lower service market when compared to the less-than-truckload segment. The Company has opted to provide a premium service and charge compensating rates rather than compete primarily on the basis of price.
     The Company's business is well diversified and no one customer accounted for more than 6% of revenues during 1992 or 1993. Marketing efforts include significant focus on the diversified group of "Fortune 500" customers. A broad geographic dispersion and a good balance in the type of industries served allows J.B. Hunt some protection from major seasonal fluctuations. However, consistent with the truckload industry in general, freight is typically stronger in the second half of the year with peak months being August, September and October, In addition, demand for services is usually strong at the end of the first two quarters, (i.e. March and June). Revenue is also affected by bad weather and holidays, since revenue is directly related to available working days of shippers.
     The Company markets door-to-door truckload service through its nationwide marketing network. Services involving intermodal transportation mediums are billed by J.B. Hunt and all inquiries, claims and other customer contact is handled by the Company.

PERSONNEL

     At December 31, 1993, J.B. Hunt employed 10,476 people including 7,531 drivers. The Company increased the rate of over-the-road driver compensation in late 1990 in order to attract and retain experienced drivers. The pay scale for certain local drivers was increased in January 1993. Both experienced and non-experienced drivers are trained in all phases of Company policies and operations as well as defensive driving, safety techniques and fuel efficient operations of equipment. During 1992 three distinct driving jobs (local, regional and over-the-road) were identified in order to get drivers home more frequently and provide quality service to intermodal and regional operations. Drivers receive additional incentive compensation based upon fuel economy and other operating performance criteria.
     Each operating unit measures the quality of on-time service provided to customers each day. This focus on quality has also generated internal operating efficiencies in a number of functional areas.
     None of the Company's drivers or other employees are represented by a collective bargaining unit. In the opinion of management, the Company's relationship with all of its employees is excellent.

REVENUE EQUIPMENT

     At December 31, 1993, J.B. Hunt operated 6,775 tractors and 19,089 trailers/containers. The average age of the tractor fleet at year-end was less than two years. The trailer pool consisted primarily of 48-foot and 53-foot dry vans or containers. The number of 53-foot trailers/containers has been increased during the last few years in order to offer improved cost advantages to customers. In late 1992, J.B. Hunt announced the development of a new multi-purpose container which can be utilized for over-the-road truck transportation and provide double-stack capabilities for intermodal movements. The Company intends to convert a significant portion of its trailer fleet to these containers during the next few years. At December 31, 1993, there were approximately 7,600 containers in the fleet.
     The Company strictly enforces a periodic maintenance program based upon the specific type and use of a vehicle. This commitment to a quality maintenance program minimizes equipment downtime and enhances the trade-in value of all used equipment. The Company believes that modern, late-model, clean equipment differentiates service in the market place.

COMPETITION

     J.B. Hunt is one of the two largest irregular route truckload carriers in the country. It competes primarily with other irregular route, short, intermediate and long-haul truckload common carriers. Less-than-truckload motor common carriers and private carriers generally provide competition to a lesser degree. Although any one of these may represent competition on a regional basis, there are a very limited number of companies that represent competition in all markets. The principal method of competition since deregulation of the industry has been through price reductions. Increasingly, shippers are looking for "core carriers" that can offer equipment availability, geographical coverage and technical expertise to handle a substantial part of their transportation needs.

REGULATION

     The Company is a motor common carrier regulated by the ICC. The ICC generally governs activities such as authority to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions, and periodic financial reporting.
     Motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation (DOT) governing interstate operation. Such matters as weight and dimensions of equipment and commercial driver's licensing are also subject to federal and state regulations. A new federal requirement that all drivers obtain a commercial driver's license became effective in April 1992.
     The federal Motor Carrier Act of 1980 was the start of a program to increase competition among motor carriers and limit the level of regulation in the industry (sometimes referred to as "deregulation"). The Motor Carrier Act of 1980 enables applicants to obtain ICC operating authority more easily and allows interstate motor carriers, such as the Company, to change their rates by a certain percentage per year without ICC approval. The new law also allowed for the removal of many route and commodity restrictions regarding the transportation of freight. As a result of the Motor Carrier Act of 1980, the Company was able to obtain unlimited authority to carry general commodities throughout the 48 contiguous states.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters are in Lowell, Arkansas. A 150,000 square foot building was constructed and occupied in September 1990. The building is situated on a 127-acre tract of land. In addition, to the corporate headquarters, the Company owns a separate 62-acre tract in Lowell, Arkansas with four separate buildings totaling 21,000 square feet of office space and 90,000 square feet of maintenance and warehouse space. These buildings serve as the Lowell operations terminal, tractor and trailer maintenance facilities and additional administrative offices.
     A summary of the Company's principal facilities follows:


VAN DIVISION TERMINALS

                                                Maintenance Shop  Office Space
   Location                             Acreage   (square feet)   (square feet)
   --------                             ------  ----------------  -------------
Atlanta, Georgia                           30           29,800        10,400
Chicago, Illinois                          10            5,800         6,400
Dallas, Texas                              14           24,000         7,800
Detroit, Michigan                           9           44,300        10,800
East Brunswick, New Jersey                 19            3,000         7,800
Houston, Texas                             13           24,700         7,200
Little Rock, Arkansas                      24           29,200         7,200
Lowell, Arkansas                           40           50,200        14,000
Lowell, Arkansas (trailer facilities)      14           29,800         3,700
Oklahoma City, Oklahoma                    12           15,000         3,500
South Gate, California                     12           12,000         5,500
Springfield, Ohio                          12           25,900        10,400


FLATBED DIVISION TERMINALS

Hueytown, Alabama                           9           16,000         3,000


     The Company owns all of the above listed facilities except Chicago and Oklahoma City which are leased. In addition to the above facilities, the Company leases several small offices and/or trailer parking yards in various locations throughout the country.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains excess insurance above its self-insured levels which covers extraordinary liability resulting from such claims. Adverse results in one or more of these cases would not have a material adverse affect on the financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1993 Annual Meeting of stockholders was held on May 13, 1993. At that meeting, the following matters were submitted to a vote of security holders:

1.   To elect nine (9) directors as recommended by the Board of Directors

                                          For        Against     Abstain
                                          ---        -------     -------

Number of shares voted                32,070,726           0      60,585
Percentage of shares voted                 99.81%         --         .19%

2.   To fix the number of Directors for the ensuing year at nine (9)

                                          For        Against     Abstain
                                          ---        -------     -------
Number of shares voted                32,102,143      13,385      15,783
Percentage of shares voted                 99.91%        .04%        .05%


     No matters were submitted during the fourth quarter of 1993 to a vote of security holders.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded in the over-the-counter market under the symbol "JBHT". The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for the Company's common stock as reported by the National Association of Securities Dealers Automated Quotations National Market System ("NASDAQ"). The following quotations reflect a three-for-two stock split paid on March 13, 1992.


          Period                   High                Low
          Calendar Year 1992
            1st Quarter            26                  16 7/8
            2nd Quarter            26                  16 1/4
            3rd Quarter            23 1/2              17 1/2
            4th Quarter            24 1/4              20 1/4

          Calendar Year 1993
            1st Quarter            26 1/4              18 1/8
            2nd Quarter            22 1/2              17 1/4
            3rd Quarter            24 1/2              20 1/8
            4th Quarter            24 1/4              20 1/4

                                        6

     On March 11, 1994, the high and low sales prices for the Company's common stock as reported by the NASDAQ were 24 3/4 and 24 1/4 respectively. As of March 11, 1994, the Company had 1,778 stockholders of record.

DIVIDEND POLICY

     On January 13, 1994, the Board of Directors declared a quarterly dividend of $.05 per share, payable to shareholders of record on February 3, 1994. Although it is the present intention of the Board of Directors to continue quarterly dividends, payment of future dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors. The Company declared and paid cash dividends of $.20 per share in 1993 and $.20 per share in 1992.

ITEM 6.   SELECTED FINANCIAL DATA

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth under the sections entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition", "Selected Financial Data", "Independent Auditors' Report", "Consolidated Statements of Earnings", "Consolidated Balance Sheets", "Consolidated Statements of Stockholders' Equity", "Consolidated Statements of Cash Flows", and "Notes to Consolidated Financial Statements", of the Company's 1993 Annual Report to Stockholders is hereby incorporated by reference for items 6, 7 and 8 above.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1993, involving a change of accountants or disagreements on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under sections entitled "Proposal One Election of Directors", "Board Committees", "Executive Officers", "Voting Securities and Security Ownership of Management and Principal Stockholders", "Executive Compensation and

Other Information", "1994 Performance Based Compensation" and "Proposal Two Ratification of Appointment of Auditors" of the Notice and Proxy Statement For Annual Stockholders' meeting is hereby incorporated by reference for items 10, 11 and 12 above.

     The Proxy Statement had not yet been mailed to stockholders and was not available as of March 31, 1994. It will be filed no later than April 30, 1994.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     (a) The following additional information for the years 1993, 1992 and 1991 is submitted herewith. Page references are to the consecutively numbered pages of this report on Form 10-K.

          Independent Auditors' Report . . . . . . . . . . . . . . . . . .   11
          Schedule V - Property and Equipment - Years ended
            December 31, 1993, 1992, 1991. . . . . . . . . . . . . . . . .   12
          Schedule VI - Accumulated Depreciation of Property and Equipment -
            Years ended December 31, 1993, 1992, 1991. . . . . . . . . . .   13
          Schedule X - Supplementary Statement of Earnings Information -
            Years ended December 31, 1993, 1992, 1991. . . . . . . . . . .   14

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1993.

     (c)  Exhibits

          The response to this portion of ITEM 14 is submitted as a separate section of this report ("Exhibit Index").

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lowell, Arkansas, on the 25th day of March 1994.

                                              J.B. HUNT TRANSPORT SERVICES, INC.
                                                          (Registrant)

                                   By: /s/ Kirk Thompson
                                      ------------------------------------------
                                           Kirk Thompson
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John A. Cooper, Jr.              Member of the Board          March 25, 1994
- ----------------------------         of Directors
John A. Cooper, Jr.

/s/ Fred K. Darragh, Jr.             Member of the Board          March 25, 1994
- ----------------------------         of Directors
Fred K. Darragh, Jr.

/s/ Wayne Garrison                   Member of the Board          March 25, 1994
- ----------------------------         of Directors
Wayne Garrison

/s/ Gene George                      Member of the Board          March 25, 1994
- ---------------------------          of Directors
Gene George

/s/ Roy Grimsley                     Member of the Board          March 25, 1994
- ---------------------------          of Directors
Roy Grimsley

/s/ Bryan Hunt                       Member of the Board          March 25, 1994
- ---------------------------          of Directors (Vice Chairman)
J. Bryan Hunt, Jr.

/s/ J.B. Hunt                        Member of the Board          March 25, 1994
- ---------------------------          of Directors (Chairman)
J.B. Hunt

/s/ Johnelle Hunt                    Member of the Board          March 25, 1994
- ---------------------------          of Directors (Corporate
Johnelle Hunt                        Secretary)

/s/ Lloyd E. Peterson                Member of the Board          March 25, 1994
- ---------------------------          of Directors
Lloyd E. Peterson

/s/ Kirk Thompson                    Member of the Board          March 25, 1994
- ---------------------------          of Directors (President and
Kirk Thompson                        Chief Executive Officer)

/s/ Jerry W. Walton                  Executive Vice President,    March 25, 1994
- ---------------------------          Finance and Chief Financial
Jerry W. Walton                      Officer

                                  EXHIBIT INDEX

Exhibit
Number

3A   The Company's Amended and Restated Articles of Incorporation dated
     May 19, 1988 (incorporated by reference from Exhibit 4A of the Company's S-8 Registration Statement filed April 16, 1991; Registration Statement Number 33-40028).

3B The Company's Bylaws as amended (incorporated by reference from Exhibit 3B of the Company's S-1 Registration Statement filed November 22, 1983; Registration Number 2-86684).

3C The Company's Amended Bylaws dated September 19, 1983 (incorporated by reference from Exhibit 3C of the Company's S-1 Registration Statement filed February 7, 1985; Registration Number 2-95714).

10A Material Contracts of the Company (incorporated by reference from Exhibits 10A-10N of the Company's S-1 Registration Statement; Registration Number 2-95714).

10B The Company has an Employee Stock Purchase Plan filed on Form S-8 on February 3, 1984 (Registration Number 2-93928), and a Management Incentive Plan filed on Form S-8 on April 16, 1991 (Registration Statement
     Number 33-40028). The Management Incentive Plan is incorporated herein by reference from Exhibit 4B of Registration Statement 33-40028.

13A  Selected Financial Data

13B Management's Discussion and Analysis of Results of Operations and Financial Condition

13C  Independent Auditor's Report

13D  Financial Statements and Supplementary Data

22   Subsidiaries of J.B. Hunt Transport Services, Inc.

     *    J.B. Hunt Transport, Inc., a Georgia corporation
     *    L.A., Inc., an Arkansas corporation
     *    J.B. Hunt Corp., a Delaware corporation
     *    J.B. Hunt Special Commodities, Inc., an Arkansas corporation
     *    Great Western Trucking Co., Inc., a Texas corporation
     *    J.B. Hunt Logistics, Inc., an Arkansas corporation
     * Comercializadora Internacional De Cargo S.A. De C.V., a Mexican corporation
     *    Hunt Mexicana, S.A. de C.V., a Mexican corporation

23   Consent of KPMG Peat Marwick

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
J.B. Hunt Transport Services, Inc.:

Under date of February 11, 1994, we reported on the consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                          /s/ KPMG Peat Marwick

Little Rock, Arkansas
February 11, 1994

                                                                      Schedule V

                       J.B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                             Property and Equipment

                  Years ended December 31, 1993, 1992 and 1991

                             (Dollars in thousands)


                                                     Balance at                                                  Balance
                                                      beginning       Additions                                   at end
     Classification                                   of period        at cost        Retirements     Other     of period
     --------------                                  ----------       ----------      -----------     -----     ---------
Year ended December 31, 1993:
     Revenue and service equipment                      $674,536        277,565       (160,194)         --       791,907
     Land                                                 11,841            109            --           --        11,950
     Structures and improvements                          40,685          3,860           (347)         --        44,198
     Furniture and office equipment                       61,943          4,153           (189)         --        65,907
                                                        --------        -------       --------     --------      -------
                                                        $789,005        285,687       (160,730)          --      913,962
                                                        --------        -------       --------     --------      -------
                                                        --------        -------       --------     --------      -------

Year ended December 31, 1992:
     Revenue and service equipment                       454,829        253,517         70,139       36,329(A)   674,536
     Land                                                 12,181             --            340           --       11,841
     Structures and improvements                          38,671          2,014             --           --       40,685
     Furniture and office equipment                       42,910         33,878         14,845           --       61,943
                                                        --------        -------       --------     --------      -------
                                                        $548,591        289,409         85,324       36,329      789,005
                                                        --------        -------       --------     --------      -------
                                                        --------        -------       --------     --------      -------

Year ended December 31, 1991:
     Revenue and service equipment                       391,676        143,342         80,189           --      454,829
     Land                                                 11,116          1,065             --           --       12,181
     Structures and improvements                          38,198            473             --           --       38,671
     Furniture and office equipment                       36,217          6,901            208           --       42,910
                                                        --------        -------       --------     --------      -------
                                                        $477,207        151,781         80,397           --      548,591
                                                        --------        -------       --------     --------      -------
                                                        --------        -------       --------     --------      -------

(A) Represents reclassification made as a result of the change in method of accounting for tires in service as described in note 1(b) to the consolidated financial statements.

                                                                  Schedule VI

                     J.B. HUNT TRANSPORT SERVICES, INC.
                              AND SUBSIDIARIES

             Accumulated Depreciation of Property and Equipment

                Years ended December 31, 1993, 1992 and 1991

                           (Dollars in thousands)


                                                                 Additions
                                                    Balance at   charged to                                Balance
                                                    beginning    costs and                                  at end
       Classification                               of period     expenses    Retirements      Other       of period
       --------------                               ---------    ---------    -----------      -----       ---------
Year ended December 31, 1993:
   Revenue and service equipment                    $189,991       91,834      (91,991)           --       189,834
   Structures and improvements                        11,061        2,357           --            --        13,418
   Furniture and office equipment                     20,140        9,111         (180)           --        29,071
                                                    --------      -------      -------       -------       -------
                                                    $221,192      103,302      (92,171)           --       232,323
                                                    --------      -------      -------       -------       -------
                                                    --------      -------      -------       -------       -------

Year ended December 31, 1992:
   Revenue and service equipment                     138,681       83,791       44,395        11,914(A)    189,991
   Structures and improvements                         8,721        2,339           --            --        11,061
   Furniture and office equipment                     20,265        7,872        7,996            --        20,140
                                                    --------      -------      -------       -------       -------
                                                    $167,667       94,002       52,391        11,914       221,192
                                                    --------      -------      -------       -------       -------
                                                    --------      -------      -------       -------       -------

Year ended December 31, 1991:
   Revenue and service equipment                     120,452       64,923       46,694            --       138,681
   Structures and improvements                         6,389        2,332           --            --         8,721
   Furniture and office equipment                     13,338        7,019           92            --        20,265
                                                    --------      -------      -------       -------       -------
                                                    $140,179       74,274       46,786            --       167,667
                                                    --------      -------      -------       -------       -------
                                                    --------      -------      -------       -------       -------

(A) Represents accumulated depreciation applicable to tires in service reclassified to revenue and equipment as a result of the change in accounting method described in note 1(b) to the consolidated financial statements.

                                                                   Schedule X

                     J.B. HUNT TRANSPORT SERVICES, INC.
                              AND SUBSIDIARIES

              Supplementary Statements of Earnings Information

                Years ended December 31, 1993, 1992 and 1991

                           (Dollars in thousands)


                                                    1993     1992      1991
                                                    ----     ----      ----
Maintenance and repairs                           $21,708   18,827    15,622
                                                  -------   ------    ------
                                                  -------   ------    ------

Taxes, other than payroll and income taxes        $61,920   60,187    53,878
                                                  -------   ------    ------
                                                  -------   ------    ------