Form 10-Q
period 1994-03-31
HUNT J B TRANSPORT SERVICES INC
filed 1994-04-28
CIK 728535

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1994

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934



Commission file number 0-11757




                       J.B. HUNT TRANSPORT SERVICES, INC.

             (Exact name of registrant as specified in its charter)


       Arkansas                                    71-0335111
  (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or                           Identification No.)
        organization)

             615 J.B. Hunt Corporate Drive, Lowell, Arkansas 72745 (Address of principal executive offices, and Zip Code)


                                 (501) 820-0000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                Yes    X       No
                                     -----        -----



The number of shares of the Company's $.01 par value common stock outstanding on March 31, 1994 was 38,553,325.

                                     PART I

                              FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

     The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1994.

     The interim consolidated financial statements have been reviewed by KPMG Peat Marwick, independent public accountants.


     These interim financial statements should be read in conjunction with the Company's latest annual report (portions of which are incorporated by reference in the Form 10-K for the year ended December 31, 1993).

                                      INDEX

Consolidated Statements of Earnings for the Three Month
     Periods Ended March 31, 1994 and 1993...........................  Page 3


Consolidated Balance Sheets as of
     March 31, 1994 and December 31,1993.............................  Page 4

Consolidated Statements of Cash Flows for the
     Three Month Periods Ended March 31, 1994 and 1993...............  Page 5

Notes to Consolidated Financial Statements
     as of March 31, 1994............................................  Page 6



Review Report of KPMG Peat Marwick...................................  Page 8

ITEM 2.

Management's Discussion and Analysis of Results of Operations
     and Financial Condition.........................................  Page 9

                       J.B. HUNT TRANSPORT SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


- ---------------------------------------------------------------------------
                                                       THREE MONTHS ENDED
                                                            MARCH 31
- ---------------------------------------------------------------------------
                                                      1994           1993
- ---------------------------------------------------------------------------

Operating revenues                                 $ 264,663      $ 247,181

Operating expenses:
  Salaries, wages and employee benefits               92,565         94,797
  Fuel and fuel taxes                                 32,393         33,471
  Purchased transportation and spotting               60,364         39,998
  Depreciation                                        24,492         23,347
  Operating supplies and expenses                     18,562         18,364
  Insurance and claims                                 9,192         11,023
  Operating taxes and licenses                         5,184          6,935
  Communication and utilities                          2,883          3,124
  General and administrative expenses                  6,009          5,263
- ---------------------------------------------------------------------------
    Total operating expenses                         251,644        236,322
- ---------------------------------------------------------------------------
    Operating income                                  13,019         10,859
Interest expense                                       4,487          2,949
- ---------------------------------------------------------------------------
    Earnings before income taxes                       8,532          7,910
Income taxes                                           2,806          2,927
- ---------------------------------------------------------------------------
    Net earnings                                   $   5,726      $   4,983
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
Common shares outstanding                             38,503         38,145
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
Earnings per share:                                    $ .15          $ .13
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------


                       J.B. HUNT TRANSPORT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


- -------------------------------------------------------------------------------
                                           MARCH 31, 1994     DECEMBER 31, 1993
- -------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and temporary investments              $  2,763             $  3,390
  Accounts receivable                          129,064              137,284
  Prepaid expenses                              25,306               23,210
  Deferred income taxes                          5,407                4,593
- -------------------------------------------------------------------------------
    Total current assets                       162,540              168,477
- -------------------------------------------------------------------------------
Property and equipment                         958,619              913,962
  Less accumulated depreciation                246,735              232,323
- -------------------------------------------------------------------------------
    Net property and equipment                 711,884              681,639
Other                                           17,449               12,326
- -------------------------------------------------------------------------------
                                              $891,873             $862,442
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                      $ 59,525             $ 37,578
  Claims accruals                               36,331               35,124
  Accrued expenses                              22,680               20,007
  Other current liabilities                      1,840                2,981
- -------------------------------------------------------------------------------
    Total current liabilities                  120,376               95,690
- -------------------------------------------------------------------------------
Long-term debt                                 302,427              303,499
Claims accruals                                 12,000               12,000
Deferred income taxes                          107,304              107,289
Stockholders' equity                           349,766              343,964
- -------------------------------------------------------------------------------
                                              $891,873             $862,442
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                       J.B. HUNT TRANSPORT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



- -------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
(IN THOUSANDS)                                                            (UNAUDITED)
- -------------------------------------------------------------------------------------------
                                                                      1994           1993
- -------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings                                                      $ 5,726        $ 4,983
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation, net of gain on disposition of equipment           24,492         23,347
     Provision for noncurrent deferred income taxes                      15            754
     Tax benefit of stock options exercised                             567            (70)
     Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                    8,220         (4,751)
        Decrease (increase) in other current assets                  (2,910)         4,311
        Increase (decrease) in trade accounts payable                21,947         (2,597)
        Increase in claims accruals                                   1,207          2,834
        Increase in other current liabilities                         1,532          4,533
- -------------------------------------------------------------------------------------------
              Net cash provided by operating activities              60,796         33,344
- -------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                               (73,869)       (29,702)
  Proceeds from sale of equipment                                    19,132         11,506
  Increase in other assets                                           (5,123)          (558)
- -------------------------------------------------------------------------------------------
              Net cash used in investing activities                 (59,860)       (18,754)
- -------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from (repayments of) long-term debt                   (1,072)       (12,831)
  Proceeds from exercise of stock options                             1,432            438
  Dividends paid                                                     (1,923)        (1,907)
- -------------------------------------------------------------------------------------------
              Net cash used by financing activities                  (1,563)       (14,300)
- -------------------------------------------------------------------------------------------
              Net increase (decrease) in cash                          (627)           290
- -------------------------------------------------------------------------------------------
Cash -- beginning of period                                           3,390          1,833
- -------------------------------------------------------------------------------------------
Cash -- end of period                                               $ 2,763        $ 2,123
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                       $ 5,383        $ 2,342
     Income Taxes                                                     2,490          2,536
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------


                       J.B. HUNT TRANSPORT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  LONG-TERM DEBT

     Long-term debt consists of (in thousands):



                                                        3/31/94    12/31/93
                                                        -------    --------

     Commercial paper                                 $ 106,062   $ 106,492
     Senior notes payable, interest at 6.25%
          payable semiannually                           99,699      99,691
     Senior notes payable, interest at 9.20%
          payable semiannually                            6,666       6,666
     Senior notes payable, interest at 7.75%
          payable semiannually                           15,000      15,000
     Senior notes payable, interest at 7.84%
          payable semiannually                           25,000      25,000
     Senior subordinated notes, interest at
          7.80% payable semiannually                     50,000      50,000
     Other                                                  -0-         650
                                                       --------    --------
                                                      $ 302,427   $ 303,499
                                                        -------     -------
                                                        -------     -------





     The Company's commercial paper note program was modified effective April 1, 1994, to reduce administration expenses. The program currently consists of two $100 million revolving credit agreements which expire through March 31, 1997. The terms of the two agreements remain substantially the same as described in the Company's annual report for 1993.

     The 6.25% senior notes were issued on September 1, 1993 and are due on September 1, 2003.

     The 9.20% senior notes were issued on July 1, 1988 and are payable in three equal annual installments beginning July 1, 1992.

     The 7.75% senior notes were issued on October 1, 1991 and are payable in five equal annual installments beginning October 31, 1992.

     The 7.84% senior notes were issued on March 31, 1992 and are payable in five equal annual installments beginning March 31, 1995.

     The 7.80% senior subordinated notes were issued on October 30, 1992 and are payable in five equal annual installments beginning October 30, 2000.


     The Company intends to pay 1994 maturities with borrowings under its other credit arrangements. Accordingly, all debt has been classified as long-term as of March 31, 1994.

(2)  CAPITAL STOCK

     The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the options to purchase common stock and non-statutory stock options activity follows:



                                                                    NUMBER OF
                                       NUMBER OF    OPTION PRICE     SHARES
                                        SHARES        PER SHARE    EXERCISABLE
                                       --------     ------------   -----------

Outstanding at December 31, 1993      1,189,356    $ 6.00 - 24.63    369,663

     Granted                             58,500     18.25 - 23.50
     Exercised                          132,935      6.00 - 19.50
     Terminated                           8,730      6.00 - 14.83
                                      ---------     -------------    -------

Outstanding at March 31, 1994         1,106,191      6.00 - 24.63    257,563
                                      ---------     -------------    -------
                                      ---------     -------------    -------


     On March 29, 1994, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on May 19, 1994, to stockholders of record on May 3, 1994.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of March 31, 1994, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of the interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                       /s/ KPMG Peat Marwick

Little Rock, Arkansas
April 13, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the calendar year ended December 31, 1993.

RESULTS OF OPERATIONS

      The following table sets forth the change in amounts and percentage change between the first quarter of 1994 and the comparable period in 1993 of certain revenue, expense and operating items.

                       (IN THOUSANDS EXCEPT TRACTOR DATA)
                   THREE MONTHS ENDED MARCH 31, 1994 VS. 1993


                                                 INCREASE
                                                (DECREASE)              %
                                                IN AMOUNTS           CHANGE
                                               --------------        --------

Operating revenues                                   $17,482              7%
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

Average number of tractors in the fleet                 (196)            (3)

- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

Operating expenses:
     Salaries, wages and employee benefits            (2.232)            (2)
     Fuel and fuel taxes                              (1,078)            (3)
- ----------------------------------------------------------------------------
     Purchased transportation and spotting            20,366             51
     Depreciation                                      1,145              5
- ----------------------------------------------------------------------------
     Operating supplies and expenses                     198              1
     Insurance and claims                             (1,831)           (17)
- ----------------------------------------------------------------------------
     Operating taxes and licenses                     (1,751)           (25)
     Communication and utilities                        (241)            (8)
     General and administrative expenses                 746             14
- ----------------------------------------------------------------------------
          Total operating expenses                    15,322              6
- ----------------------------------------------------------------------------
          Operating income                            $2,160             20%
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

     Consolidated revenues for the first quarter ended March 31, 1994 increased 7 percent, to $264.7 million, compared to $247.2 million in 1993. The increase in revenue reflects continued growth of specialized carrier operations, particularly dedicated contract, logistics and flatbed services. The average number of total tractors in the fleet, including local units, declined 3 percent in the first quarter of 1994, compared to the first quarter of 1993. This decline was primarily due to the continued growth of dry van business transported utilizing intermodal railroad services.

     Total operating expenses for the first quarter of 1994 increased 6 percent over the same period of 1993. Operating income increased 20 percent, from $10.9 million in 1993 to $13.0 million in 1994.

     Salaries, wages and employee benefits declined 2 percent for the quarter consistent with the decrease in the average number of tractors in the fleet. Fuel and fuel taxes decreased 3 percent in direct relationship to fleet size, with fuel miles per gallon and cost per gallon at substantially the same levels for both periods.

     The 51 percent increase in purchased transportation and spotting reflects the growth of intermodal volume and an increase in payments to third party transportation companies for logistics services provided. The increase in depreciation expense is in-line with revenue growth and reflects the continued investment in new containers, chassis and on-board computers. The decrease in insurance and claims expense reflects the Company's focus on safety and a corresponding reduction in accident frequency.

     Operating taxes and licenses expense decreased 25 percent due in part, to the growth of intermodal traffic and a corresponding decrease of tractor miles. Communication and utilities declined due to certain rate reductions and on-board communication devices installed in a portion of the fleet. General and administrative expenses rose 14 percent primarily due to increased spending for advertising and other driver recruiting expenses.

     Interest expense increased significantly during the first quarter of 1994 due to higher levels of long-term debt associated with acquisitions of revenue equipment. The effective income tax rate declined to approximately 33 percent from 37 percent in 1993, reflecting additional tax credits and favorable state tax audits settled during the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the three months ended March 31, 1994 was $60.8 million, up from $33.3 million in 1993. A significant portion of this increase relates to revenue equipment which was sold in late 1993, which funds were received during the first quarter of 1994.

     Net additions to property and equipment for the first quarter of 1994 totaled $55 million compared to $18 million in 1993. This increase reflects planned investments in containers, chassis and on-board computer equipment. Gross additions to property and equipment will continue to be significant during the next few quarters.

     The Company modified its commercial paper note program effective April 1, 1994. The program currently consists of two $100 million revolving credit agreements which expire through March 31, 1997.

     The Company plans to fund future capital expenditures with additional borrowings under an outstanding shelf registration, existing credit facilities and cash provided by operations.

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              J.B. HUNT TRANSPORT SERVICES, INC.



DATE:  April 27, 1994         BY:  /s/ Kirk Thompson
       --------------              --------------------
                                   Kirk Thompson
                                   President and
                                   Chief Executive Officer




DATE:  April 27,1994          BY:   /s/ Jerry W. Walton
       --------------              --------------------
                                   Jerry W. Walton
                                   Executive Vice President, Finance
                                   and Chief Financial Officer