Form 10-Q
period 1994-06-30
HUNT J B TRANSPORT SERVICES INC
filed 1994-08-04
CIK 728535

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)
/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1994
                                      OR

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

                                 Yes   X       No
                                    ------       ------


The number of shares of the Company's $.01 par value common stock outstanding on June 30, 1994 was 38,560,016.

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------

       The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1994.

       The interim consolidated financial statements have been reviewed by KPMG Peat Marwick, independent public accountants.

       These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (portions of which are incorporated by reference in the Form 10-K for the year ended December 31,
1993).

                                     Index
                                     -----

Consolidated Statements of Earnings for the Three and Six Month
   Periods Ended June 30, 1994 and 1993.................................. Page 3

Consolidated Balance Sheets as of
   June 30, 1994 and December 31, 1993................................... Page 4

Consolidated Statements of Cash Flows for the
   Six Month Periods Ended June 30, 1994 and 1993........................ Page 5

Notes to Consolidated Financial Statements
   as of June 30, 1994................................................... Page 6

Review Report of KPMG Peat Marwick....................................... Page 8

Item 2.
- - -------

Management's Discussion and Analysis of Results of Operations
   and Financial Condition............................................... Page 9

                      J.B. HUNT TRANSPORT SERVICES, INC.


                      Consolidated Statements of Earnings
                     (in thousands, except per share data)
                                  (unaudited)

- - ----------------------------------------------------------------------------------------------
                                                 Three Months Ended         Six Months Ended
                                                       June 30                   June 30
- - ----------------------------------------------------------------------------------------------
                                                   1994       1993           1994       1993
- - ----------------------------------------------------------------------------------------------
Operating revenues                             $ 297,735  $ 260,400      $ 562,398  $ 507,581

Operating expenses:
  Salaries, wages and employee benefits          100,599     96,113        193,164    190,910
  Fuel and fuel taxes                             32,075     32,242         64,468     65,713
  Purchased transportation and spotting           68,410     45,825        128,774     85,823
  Depreciation                                    25,864     17,273         50,356     40,620
  Operating supplies and expenses                 20,010     18,242         38,572     36,606
  Insurance and claims                             9,870     11,383         19,062     22,406
  Operating taxes and licenses                     7,058      7,266         12,242     14,201
  Communication and utilities                      2,985      3,144          5,868      6,268
  General and administrative expenses              7,679      4,558         13,688      9,821
- - ----------------------------------------------------------------------------------------------
     Total operating expenses                    274,550    236,046        526,194    472,368
- - ----------------------------------------------------------------------------------------------
     Operating income                             23,185     24,354         36,204     35,213
Interest expense                                   4,532      2,926          9,019      5,875
- - ----------------------------------------------------------------------------------------------
     Earnings before income taxes                 18,653     21,428         27,185     29,338
Income taxes                                       7,078      7,928          9,884     10,855
- - ----------------------------------------------------------------------------------------------
     Net earnings                              $  11,575  $  13,500      $  17,301  $  18,483
==============================================================================================
Common shares outstanding                         38,540     38,193         38,521     38,170
==============================================================================================
Earnings per share:                            $     .30  $     .35      $    0.45  $    0.48
==============================================================================================

                      J.B. Hunt Transport Services, Inc.

                          Consolidated Balance Sheets
                                (in thousands)
                                  (unaudited)


- - -------------------------------------------------------------------------------
                                       June 30, 1994       December 31, 1993
- - -------------------------------------------------------------------------------
Assets
- - ------
Current assets:
  Cash and temporary investments        $    3,093             $  3,390
  Accounts receivable                      122,491              137,284
  Prepaid expenses                          26,204               23,210
  Deferred income taxes                      2,693                4,593
- - -------------------------------------------------------------------------------
     Total current assets                  154,481              168,477
- - -------------------------------------------------------------------------------
Property and equipment                   1,017,645              913,962
  Less accumulated depreciation            260,140              232,323
- - -------------------------------------------------------------------------------
     Net property and equipment            757,505              681,639
Other                                       18,421               12,326
- - -------------------------------------------------------------------------------
                                          $930,407             $862,442
===============================================================================
Liabilities and Stockholders' Equity
- - ------------------------------------
Current liabilities:
  Current portion of long-term debt       $ 35,891             $   ----
  Trade accounts payable                    71,030               37,578
  Claims accruals                           32,372               35,124
  Accrued expenses                          23,392               20,007
  Other current liabilities                  1,796                2,981
- - -------------------------------------------------------------------------------
     Total current liabilities             164,481               95,690
- - -------------------------------------------------------------------------------
Long-term debt                             283,765              303,499
Claims accruals                             12,000               12,000
Deferred income taxes                      110,709              107,289
Stockholders' equity                       359,452              343,964
- - -------------------------------------------------------------------------------
                                          $930,407             $862,442
===============================================================================

                      J.B. Hunt Transport Services, Inc.

                     Consolidated Statements of Cash Flows

- - ------------------------------------------------------------------------------------
                                                                Six Months Ended
                                                                    June 30
(in thousands)                                                    (Unaudited)
- - ------------------------------------------------------------------------------------
                                                                1994        1993
- - ------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                               $  17,301   $  18,483
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation, net of gain on disposition of equipment      50,356      40,620
     Provision for noncurrent deferred income taxes              3,420       4,261
     Tax benefit of stock options exercised                        704         335
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable               14,793     (27,707)
       Decrease (increase) in other current assets              (1,094)      6,190
       Increase in trade accounts payable                       33,452       8,562
       Increase (decrease) in claims accruals                   (2,752)      1,710
       Increase in other current liabilities                     2,200       9,375
- - ------------------------------------------------------------------------------------
            Net cash provided by operating activities          118,380      61,829
- - ------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                         (161,421)   (110,307)
  Proceeds from sale of equipment                               35,199      35,614
  Increase in other assets                                      (6,095)     (2,244)
- - ------------------------------------------------------------------------------------
            Net cash used in investing activities             (132,317)    (76,937)
- - ------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from long-term debt                              16,157      17,306
  Proceeds from exercise of stock options                        1,332       1,565
  Dividends paid                                                (3,849)     (3,816)
- - ------------------------------------------------------------------------------------
            Net cash used by financing activities               13,640      15,055
- - ------------------------------------------------------------------------------------
            Net decrease in cash                                  (297)        (53)
- - ------------------------------------------------------------------------------------
Cash - beginning of period                                       3,390       1,833
- - ------------------------------------------------------------------------------------
Cash - end of period                                         $   3,093   $   1,780
====================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                $   9,146   $   5,802
     Income Taxes                                                3,431       3,151
====================================================================================

                       J.B. HUNT TRANSPORT SERVICES, INC.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1) Long-Term Debt

    Long-term debt consists of (in thousands):
                                                     6/30/94    12/31/93
                                                     -------    --------
        Commercial paper                            $123,283    $106,492
        Senior notes payable, interest at 6.25%
           payable semiannually                       99,707      99,691
        Senior notes payable, interest at 9.20%
           payable semiannually                        6,666       6,666
        Senior notes payable, interest at 7.75%
           payable semiannually                       15,000      15,000
        Senior notes payable, interest at 7.84%
           payable semiannually                       25,000      25,000
        Senior subordinated notes, interest at
           7.80% payable semiannually                 50,000      50,000
        Other                                            -0-         650
                                                    --------    --------
           Total debt                                319,656     303,499
           Less current portion                      (35,891)        ---
                                                    --------    --------
              Long-term debt                        $283,765    $303,499
                                                    ========    ========

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

    The 9.20% senior notes were issued on July 1, 1988, were payable in three equal annual installments beginning July 1, 1992 and were paid off as of July 1, 1994.

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

(2) Capital Stock

    The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the options to purchase common stock and non-statutory stock options activity follows:

                                                                  Number of
                                    Number of    Option price      shares
                                     shares       per share      exercisable
                                    ----------  --------------  -------------
Outstanding at December 31, 1993    1,189,356   $ 6.00 - 24.63        369,663

      Granted                          89,000    18.25 - 23.50
      Exercised                      (170,390)    6.00 - 19.50
      Terminated                      (34,980)    6.00 - 14.83
                                    ----------   -------------  -------------


Outstanding at June 30, 1994        1,072,986                         376,333
                                    =========                         =======

    On July 13, 1994, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on August 15, 1994, to stockholders of record on August 2, 1994.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of June 30, 1994, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                           /s/ KPMG Peat Marwick
                                                           ---------------------



Little Rock, Arkansas
July 13, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1993.

Results of Operations
- - ---------------------

       The following table sets forth the change in amounts and percentage change between the second quarter of 1994 and the comparable period in 1993 of certain revenue, expense and operating items.


                   Three Months Ended June 30, 1994 vs. 1993
                      (In thousands except tractor data)

                                                    Increase
                                                   (Decrease)           %
                                                   in amounts        change
                                                 --------------     ---------
Operating revenues                                     $ 37,335           14%
==============================================================================

Average number of tractors in the fleet                     111            2%
==============================================================================

Operating expenses:
    Salaries, wages and employee benefits                 4,486            5%
    Fuel and fuel taxes                                    (167)          (1)
- - ------------------------------------------------------------------------------
    Purchased transportation and spotting                22,585           49
    Depreciation                                          8,591           50
- - ------------------------------------------------------------------------------
    Operating supplies and expenses                       1,768           10
    Insurance and claims                                 (1,513)         (13)
- - ------------------------------------------------------------------------------
    Operating taxes and licenses                           (208)          (3)
    Communication and utilities                            (159)          (5)
    General and administrative expenses                   3,121           68
- - ------------------------------------------------------------------------------
         Total operating expenses                        38,504           16
- - ------------------------------------------------------------------------------
         Operating income                               ($1,169)         (5%)
==============================================================================

       The following discussion relates to the table set forth above and the attached interim consolidated financial statements for the quarter ended June 30, 1994. Operating revenues for the second quarter ended June 30, 1994 increased $37.3 million, or 14 percent, to $297.7 million, compared to $260.4 million in 1993. The increase in revenue reflects continued growth of specialized carrier operations, particularly dedicated contract, logistics and flatbed services. The average number of total tractors in the fleet, including local units, increased 2 percent in the second quarter of 1994, compared to the second quarter of 1993.

       Total operating expenses for the second quarter of 1994 increased $38.5 million, or 16 percent, over the same period of 1993. Operating income declined $1.2 million to $23.2 million for the second quarter of 1994. The decline in operating income was due to a change in the estimate of salvage value for certain trailers adopted effective April 1, 1993, which increased operating income for the second quarter of 1993 by $2.5 million. In addition, fewer trailers were disposed of during the second quarter of 1994, resulting in lower gains on revenue equipment transactions. After consideration of the change in estimate and lower equipment gains, operating income during the second quarter of 1994 was slightly higher than the comparable period in 1993.

       Salaries, wages and employee benefits increased 5 percent during the second quarter of 1994, reflecting personnel additions primarily in dedicated and logistics operations. Fuel cost per gallon and miles per gallon were at similar levels in 1994 and 1993. The 49 percent increase in purchased transportation and spotting was a result of the continued growth of intermodal volume and increased payments to third party transportation companies for logistics services.

       The significant increase in depreciation was due primarily to the change in salvage value in 1993 and lower trailer gains in 1994 discussed above. Depreciation expense also reflects additional trailing equipment (containers and chassis) added to the fleet during 1994, in connection with intermodal operations.

       Operating supplies and expenses increased in relative proportion to operating revenues and reflect slightly higher tractor and trailer maintenance expenses. The decline in insurance and claims expense reflects the focus on safety commensed during the third quarter of 1993 and resulting reductions in accident frequency in 1994.

       Operating taxes and licenses decreased due, in part, to the growth of intermodal traffic and a corresponding decrease in tractor miles. Communication and utilities declined due to certain rate reductions and on-board communication devices installed in a portion of the fleet. The increase in general and administrative expenses reflect significant spending for driver recruiting and retention activities.

       Interest expense increased significantly during the second quarter of 1994 due to higher levels of debt associated with acquisitions of new revenue equipment.

Liquidity and Capital Resources
- - -------------------------------

       Net cash provided by operating activities for the six months ended June 30, 1994 was $118.4 million, up from $61.8 million in 1993. A significant portion of this increase related to revenue equipment which was sold in late 1993, with the related funds received during the first few months of 1994.

       Net additions to property and equipment during the first six months of 1994 totaled $126 million, compared to $75 million in 1993. This increase reflects planned investments in containers, chassis and on-board computer equipment. Additions to property and equipment will continue to be significant during the remainder of 1994.

       The Company modified its commercial paper note program effective April 1, 1994. The program currently consists of two $100 million revolving credit agreements which expire through March 31, 1997.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings
- - -------  -----------------

         Not applicable.

Item 2.  Changes in Securities
- - -------  ---------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
- - -------  -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
- - -------  ---------------------------------------------------


       The annual meeting of stockholders of J.B. Hunt Transport Services, Inc. was held on May 12, 1994. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the meeting, stockholders voted on the following resolutions with the vote tabulations so indicated:


                                                      Votes
                                        -------------------------------------
                                            For        Aganist     Abstained
                                        -----------  -----------  -----------
1.  To fix the number of Directors
      at ten for the ensuing year         33,875,269         0        30,465

2.  To ratify the appointment of
       KPMG Peat Marwick as the
       Company's independent public
       accountants for the next fiscal
       year.                              33,881,297     6,761        17,676


       There was no solicitation in opposition to management's nominees for Directors as listed in the proxy statement and each nominee was elected with in excess of ninety-nine percent of the shares entitled to vote. Stockholders also granted discretionary authority to the proxies to vote for such other matters as might properly come before the meeting or any adjournment thereof, however, no such business came before the Annual Meeting.

Item 5.  Other Information
- - -------  -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------

         No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   J.B. HUNT TRANSPORT SERVICES, INC.



DATE:    August 2, 1994            BY: /s/ Kirk Thompson
     ----------------------           ---------------------------
                                       Kirk Thompson
                                       President and
                                       Chief Executive Officer



DATE:    August 2, 1994            BY: /s/ Jerry W. Walton
     ----------------------           --------------------------
                                      Jerry W. Walton
                                      Executive Vice President, Finance
                                      and Chief Financial Officer