Form 10-Q
period 1994-09-30
HUNT J B TRANSPORT SERVICES INC
filed 1994-11-03
CIK 728535

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


(Mark One)

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1994

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

                             Yes    X       No
                                 -------        -------


The number of shares of the Company's $.01 par value common stock outstanding on September 30, 1994 was 38,635,541.

PART I

FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

   The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1994.

   The interim consolidated financial statements have been reviewed by KPMG Peat Marwick LLP, independent public accountants.

   These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (portions of which are incorporated by reference in the Form 10-K for the year ended December 31,
1993).

                                   INDEX

Consolidated Statements of Earnings for the Three and
  Nine Month Periods Ended September 30, 1994 and 1993.................. Page 3

Consolidated Balance Sheets as of
  September 30, 1994 and December 31, 1993.............................. Page 4

Consolidated Statements of Cash Flows for the
  Nine Month Periods Ended September 30, 1994 and 1993.................. Page 5

Notes to Consolidated Financial Statements
  as of September 30, 1994.............................................. Page 6

Review Report of KPMG Peat Marwick LLP ................................. Page 8


ITEM 2.

Management's Discussion and Analysis of Results of Operations
and Financial Condition................................................. Page 9


                   J.B. HUNT TRANSPORT SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                              (UNAUDITED)

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30           SEPTEMBER 30
                                             ------------------     -----------------
                                              1994       1993        1994      1993
                                              ----       ----        ----      ----
Operating revenues ........................ $313,911   $253,579    $876,308  $761,160

Operating expenses:
  Salaries, wages and employee benefits ...  103,411     91,295     296,575   282,206
  Fuel and fuel taxes .....................   32,712     28,319      97,180    94,032
  Purchased transportation and spotting ...   77,173     47,147     205,947   132,970
  Depreciation ............................   28,028     23,915      78,384    64,535
  Operating supplies and expenses .........   20,952     18,451      59,524    55,057
  Insurance and claims ....................    9,242      8,820      28,304    31,226
  Operating taxes and licenses ............    7,122      7,457      19,363    21,657
  Communication and utilities .............    3,228      2,207       9,096     8,474
  General and administrative expenses .....    7,017      4,256      20,706    14,078
                                            --------   --------   --------   --------
    Total operating expenses ..............  288,885    231,867     815,079   704,235
                                            --------   --------    --------  --------
    Operating income ......................   25,026     21,712      61,229    56,925
Interest expense ..........................    5,257      3,611      14,275     9,486
                                            --------   --------    --------  --------
    Earnings before income taxes ..........   19,769     18,101      46,954    47,439
Income taxes ..............................    7,509      9,319      17,393    20,174
                                            --------   --------    --------  --------
                                                                                     *
    Net earnings .......................... $ 12,260   $  8,782*   $ 29,561  $ 27,265**
                                            ========   ========    ========  ========
Common shares outstanding .................   38,616     38,361      38,553    38,234
                                            ========   ========    ========  ========
                                                                                     *
Earnings per share:                            $ .32      $ .23*      $ .77     $ .71**
                                            ========   ========    ========  ========

- - - -------------------
* Net earnings were reduced by $2.6 million, or 7 cents per share, for additional income taxes applied retroactively to January 1, 1993.

** Net earnings were increased by $1.6 million, or 4 cents per share, by a change in the estimate of salvage value for certain trailers, adopted April 1, 1993.


                   J.B. HUNT TRANSPORT SERVICES, INC.

                      CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS)
                              (UNAUDITED)

                                 ASSETS

                                         SEPTEMBER 30, 1994   DECEMBER 31, 1993
                                         ------------------   -----------------
Current assets:
  Cash and temporary investments ......      $    2,820          $    3,390
  Accounts receivable .................         138,185             137,284
  Prepaid expenses ....................          24,723              23,210
  Deferred income taxes ...............           3,525               4,593
                                             ----------          ----------
     Total current assets .............         169,253             168,477
                                             ----------          ----------
Property and equipment ................       1,060,742             913,962
  Less accumulated depreciation .......         271,106             232,323
                                             ----------          ----------
     Net property and equipment .......         789,636             681,639
Other .................................          19,532              12,326
                                             ----------          ----------
                                             $  978,421          $  862,442
                                             ==========          ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ...      $   65,150          $    --
  Trade accounts payable ..............          65,747              37,578
  Claims accruals .....................          34,598              35,124
  Accrued expenses ....................          25,129              20,007
  Other current liabilities ...........           1,851               2,981
                                             ----------          ----------
     Total current liabilities ........         192,475              95,690
                                             ----------          ----------
Long-term debt ........................         288,533             303,499
Claims accruals .......................          12,000              12,000
Deferred income taxes .................         114,335             107,289
Stockholders' equity ..................         371,078             343,964
                                             ----------          ----------
                                             $  978,421          $  862,442
                                             ==========          ==========


                   J.B. HUNT TRANSPORT SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                                       (UNAUDITED)
                                                                  -----------------
                                                                   1994        1993
                                                                   ----        ----
Cash flows from operating activities:
  Net earnings ..............................................  $  29,561    $  27,265
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation, net of gain on disposition of equipment ...     78,384     64,535
    Provision for noncurrent deferred income taxes ..........      7,046     14,532
    Tax benefit of stock options exercised ..................        718        646
    Changes in assets and liabilities:
      Increase in accounts receivable .......................       (901)   (18,469)
      (Increase) Decrease in other current assets ...........       (445)     6,438
      Increase in trade accounts payable ....................     28,169     13,077
      Decrease in claims accruals ...........................       (526)      (607)
      Increase in other current liabilities .................      3,992      9,354
                                                               ---------   ---------
         Net cash provided by operating activities ..........    145,998    116,771
                                                               ---------   ---------
Cash flows from investing activities:
  Additions to property and equipment .......................   (246,421)  (222,591)
  Proceeds from sale of equipment ...........................     60,040     48,080
  Increase in other assets ..................................     (7,206)    (5,412)
                                                               ---------   ---------
         Net cash used in investing activities ..............   (193,587)  (179,923)
                                                               ---------   ---------
Cash flows from financing activities:
  Net proceeds from long-term debt ..........................     50,184     66,672
  Proceeds from exercise of stock options ...................      2,615      3,709
  Dividends paid ............................................     (5,780)    (5,733)
                                                               ---------   ---------
         Net cash provided by financing activities ..........     47,019     64,648
                                                               ---------   ---------
         Net increase (decrease) in cash ....................       (570)     1,496
                                                               ---------   ---------
Cash - beginning of period ..................................      3,390      1,833
                                                               ---------   ---------
Cash - end of period ........................................  $   2,820   $  3,329
                                                               =========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest ...............................................  $  15,563   $  7,503
     Income Taxes ...........................................      8,133      4,351
                                                               =========   ========



                      J.B. HUNT TRANSPORT SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(1) LONG-TERM DEBT

    Long-term debt consists of (in thousands):

                                         SEPTEMBER 30, 1994   DECEMBER 31, 1993
                                         ------------------   -----------------
    Commercial paper ..................       $163,968             $106,492
    Senior notes payable, interest at
      6.25% payable semiannually ......         99,715               99,691
    Senior notes payable, interest at
      9.20% payable semiannually ......            -0-                6,666
    Senior notes payable, interest at
      7.75% payable semiannually ......         15,000               15,000
    Senior notes payable, interest at
      7.84% payable semiannually ......         25,000               25,000
    Senior subordinated notes, interest
      at 7.80% payable semiannually ...         50,000               50,000
    Other .............................            -0-                  650
                                              --------             --------
      Total debt ......................        353,683              303,499
      Less current portion ............        (65,150)                --
                                              --------             --------
        Long-term debt ................       $288,533             $303,499
                                              ========             ========



    The Company's commercial paper note program was modified effective
April 1, 1994, to reduce administration expense. The program currently consists of two $100 million revolving credit agreements which expire through March 31, 1997. The terms of the two agreements remain substantially the same as described in the Company's annual report for 1993.

    The 6.25% senior notes were issued on September 1, 1993 and are due on September 1, 2003.

    The 9.20% senior notes were issued on July 1, 1988 and are payable in three equal annual installments beginning July 1, 1992 and were paid off as of July 1, 1994.

    The 7.75% senior notes were issued on October 1, 1991 and are payable in five equal annual installments beginning October 31, 1992.

    The 7.84% senior notes were issued on March 31, 1992 and are payable in five equal annual installments beginning March 31, 1995.

    The 7.80% senior subordinated notes were issued on October 30, 1992 and are payable in five equal annual installments beginning October 31, 2000.

(2) CAPITAL STOCK

    The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the options to purchase restricted stock and non-statutory stock options activity follows:


                                                                       NUMBER OF
                                        NUMBER OF    OPTION PRICE        SHARES
                                         SHARES        PER SHARE      EXERCISABLE
                                        ---------    ------------     -----------
Outstanding at December 31, 1993 .....  1,189,356    $ 6.00-24.63        369,663
                                                                         =======
   Granted ...........................    381,750     17.00-23.50
   Exercised .........................    181,715      6.00-19.00
   Terminated ........................     39,980      6.00-18.25
                                        ---------    ------------

Outstanding at  September 30, 1994 ...  1,349,411                        364,008
                                        =========                        ======


    On October 13, 1994, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on November 22, 1994, to stockholders of record on November 4, 1994.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of September 30, 1994, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended September 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in note 1(b) to the consolidated financial statements as of and for the year ended December 31, 1993, the Company changed its method of accounting for the costs of tires in service during 1993.


                                      /s/ KPMG PEAT MARWICK LLP



Little Rock, Arkansas
October 12, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1993.

RESULTS OF OPERATIONS

    The following table sets forth the change in amounts and percentage change between the third quarter of 1994 and the comparable period in 1993 of certain revenue, expense and operating items.


              THREE MONTHS ENDED SEPTEMBER 30, 1994 VS. 1993
                    (IN THOUSANDS EXCEPT TRACTOR DATA)


                                                            INCREASE
                                                           (DECREASE)      %
                                                           IN AMOUNTS    CHANGE
                                                           ----------    ------
Operating revenues ......................................    $60,332       24%
                                                             =======       ==
Average number of tractors in the fleet .................        393        6%
                                                             =======       ==
Operating expenses:
  Salaries, wages and employee benefits .................     12,116       13%
  Fuel and fuel taxes ...................................      4,393       16%
                                                             -------       --
  Purchased transportation and spotting .................     30,026       64%
  Depreciation ..........................................      4,113       17%
                                                             -------       --
  Operating supplies and expenses .......................      2,501       14%
  Insurance and claims ..................................        422        5%
                                                             -------       --
  Operating taxes and licenses ..........................       (335)      (4%)
  Communication and utilities ...........................      1,021       46%
  General and administrative expenses ...................      2,761       65%
                                                             -------       --
     Total operating expenses ...........................     57,018       25%
                                                             -------       --
     Operating income ...................................      3,314       15%
                                                             =======       ==



    The following discussion relates to the table set forth above and the attached interim consolidated financial statements for the quarter ended September 30, 1994. Operating revenues for the third quarter ended
September 30, 1994, increased $60.3 million, or 24 percent, to $313.9 million, compared to $253.6 million in 1993. The $60 million increase in revenue includes $28 million of dry van volume, $11 million from Dedicated Contract Services, $11 million from J.B. Hunt Logistics and $10 million from other specialized operations. The average number of total tractors in the fleet, including local units, increased 6 percent in the third quarter of 1994, compared to the third quarter of 1993.

    Total operating expenses for the third quarter of 1994 increased $57.0 million, or 25 percent, over the comparable period of 1993. Operating income increased $3.3 million to $25.0 million, a 15 percent increase over 1993.

    Salaries, wages and employee benefits increased 13 percent during the third quarter of 1994 reflecting the increase in fleet size, personnel additions in dedicated and logistics operations and higher fringe benefit costs, primarily health insurance and worker's compensation. Fuel and fuel tax expense increased 16 percent, reflecting fleet size and higher fuel cost per gallon. The 64 percent increase in purchased transportation and spotting was a result of the continued growth of intermodal volume and increased payments to third party transportation companies for logistics services.

    Depreciation expense was up 17 percent, reflecting additional trailing equipment (containers and chassis) added to the fleet during 1994, offset by higher gain on the disposition of equipment during the third quarter of 1994. Operating supplies and expenses increased 14 percent, due primarily to higher tractor maintenance costs.

    The increase in insurance and claims expense was in line with the change in average fleet size. The decline in operating taxes and licenses reflects increased intermodal volume and a corresponding decrease in tractor miles.

    The significant increase in communications and utilities reflects certain rate reductions and credits awarded during the third quarter of 1993. The substantial increase in general and administrative costs primarily reflects higher advertising and other driver recruiting expenses incurred during 1994.

    Interest expense increased significantly during 1994 due to higher levels of debt associated with the acquisition of new revenue equipment and slightly higher rates. The higher effective income tax rate during the third quarter of 1993 was due to the federal tax rate increase which was retroactive to January 1, 1993.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities for the nine months ended September 30, 1994 was $146.0 million, up from $116.8 million in 1993. This increase reflects an improvement in accounts receivable aging, sales of certain revenue equipment in late 1993, with the related funds received during the first few months of 1994, and a temporary increase in accounts payable at September 30, 1994.

    Net additions to property and equipment during the first nine months of 1994 totaled $186 million, compared to $175 million in 1993. These expenditures reflect planned investments in containers, chassis and on-board computer equipment.

    The Company modified its commercial paper note program effective April 1, 1994. The program currently consists of two $100 million revolving credit agreements which expire through March 31, 1997.

                                   PART II

                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None applicable.

ITEM 2.  CHANGES IN SECURITIES
         None applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None applicable.

ITEM 5.  OTHER INFORMATION

         At a regular meeting of the Board of Directors on October 13, 1994, the Board:

            1. Authorized the Company to repurchase up to 500,000 shares of outstanding $.01 par value common stock.

            2. Expanded the Board of Directors from ten to eleven members and elected Mr. Thomas L. Hardeman to the additional seat.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       J.B. HUNT TRANSPORT SERVICES, INC.



DATE:       November 1, 1994           BY:       /s/  Kirk Thompson
      ----------------------------         ------------------------------
                                                    Kirk Thompson
                                                 PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER


DATE:       November 1,1994            BY:      /s/ Jerry  W. Walton
      ----------------------------         ------------------------------
                                                   Jerry W. Walton
                                              EXECUTIVE VICE PRESIDENT,
                                                  FINANCE AND CHIEF
                                                  FINANCIAL OFFICER