Form 10-K
HUNT J B TRANSPORT SERVICES INC
filed 1995-03-29
CIK 728535

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED             COMMISSION FILE NUMBER
                DECEMBER 31, 1994                       0-11757


                      J.B.HUNT TRANSPORT SERVICES, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 ARKANSAS                                 71-0335111
        (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

         615 J.B. HUNT CORPORATE DRIVE                        72745
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS.
                             YES X    NO _____
                                ---
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SS229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

THE AGGREGATE MARKET VALUE OF 18,179,616 SHARES OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 1995 WAS $354,502,512 (BASED UPON $19.50 PER SHARE BEING THE CLOSING SALE PRICE ON THAT DATE, AS REPORTED BY NASDAQ). IN MAKING THIS CALCULATION, THE ISSUER HAS ASSUMED, WITHOUT ADMITTING FOR ANY PURPOSE, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT, AND NO OTHER PERSONS, ARE AFFILIATES.

        THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S
                        CLASSES OF COMMON STOCK, AS OF
                        FEBRUARY 28, 1995: 38,557,629.

                     DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN PORTIONS OF THE NOTICE AND PROXY STATEMENT FOR THE 1995
      ANNUAL STOCKHOLDERS' MEETING TO BE HELD MAY 11, 1995, PART II.

                                    PART I

                             ITEM 1.   BUSINESS

GENERAL

     J.B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries ("JBH" or the "Company") is a diversified transportation services and logistics company operating under the jurisdiction of the Interstate Commerce Commission ("ICC") and various state regulatory agencies. JBH is an Arkansas holding company incorporated on August 10, 1961. Through its subsidiaries JBH transports full-load containerizable freight throughout the continental United States and portions of Canada and Mexico. The Company also provides logistics and transportation-related services which may utilize JBH equipment and employees or may employ equipment and services provided by unrelated third parties in the transportation industry.

     JBH has various operating authorities granted by the ICC and state regulatory agencies. The Company may transport any type of freight (except certain types of explosives) from any point in the continental United States to any other point in another state, over any route selected by the Company. The Company also has certain intrastate authorities, allowing pick-up and delivery within those states. Federal legislation was enacted effective January 1, 1995 which preempted each state's right to limit entry into intrastate operations. A wide range of products are transported including automotive parts, department store merchandise, paper and paper products, plastics, chemicals and manufacturing materials and supplies.


     JBH was granted certain Canadian authority initially in 1988 and currently transports freight to and from all points in the continental United States to Quebec, British Columbia and Ontario. Transportation services are also provided between certain Canadian provinces. The Company has provided transportation services to and from Mexico since 1989 through interchange operations with various Mexican motor carriers. A joint venture agreement with Transportacion Maritima Mexicana, the largest transportation company in Mexico, was signed in 1992.

     In 1990, JBH initiated intermodal operations with the Atchison, Topeka and Santa Fe Railway Company. In accordance with this agreement, freight may be transported by rail utilizing traditional trailer-on-flatcar (TOFC) or container-on-flatcar (COFC) medium. Since this initial agreement with Santa Fe, intermodal operations have been expanded to include arrangements with twelve railroads. A number of these rail routes allow the utilization of a newly-designed container which can be double-stacked to provide improved productivity. Substantially all of the freight carried under these rail arrangements is guaranteed space on trains and receives preferential loading and unloading at rail facilities.

     The Company also offers related full truckload transportation services. Flatbed and special (hazardous) commodities operations were commenced in 1991. A Texas intrastate operation was also acquired in 1991. A growing number of shippers are interested in logistics and dedicated equipment services, whereby all transportation requirements can be outsourced and provided by one management and services company. JBH organized a logistics services unit in 1992 and a dedicated equipment operation in 1993.

MARKETING AND OPERATIONS

     The truckload market has traditionally been a lower price, lower service market when compared to the less-than-truckload (LTL) segment. The Company has opted to provide a premium service and charge compensating rates rather than compete primarily on the basis of price.

     The Company's business is well diversified and no one customer accounted for more than 6% of revenues during 1994 or 1993. Marketing efforts include significant focus on the diversified group of "Fortune 500" customers. A broad geographic dispersion and a good balance in the type of industries served allow JBH some protection from major seasonal fluctuations. However, consistent with the T/L industry in general, freight is typically stronger in the second half of the year with peak months being August, September and October. In addition, demand for services is usually strong at the end of the first two calendar quarters (i.e., March and June). Revenue is also affected by bad weather and holidays, since revenue is directly related to available working days of shippers.

     The Company markets door-to-door T/L service through its nationwide marketing network. Services involving intermodal transportation mediums are billed by JBH and all inquiries, claims and other customer contact are handled by the Company. In late 1994, the Company reorganized its dry van and intermodal operations into five geographically based regions.

PERSONNEL

     At December 31, 1994, JBH employed 11,837 people, including 8,667 drivers. The transportation industry and the Company have experienced shortages of qualified drivers from time to time. The Company has developed an extensive program to attract, train and retain drivers.

     Both experienced and non-experienced drivers are trained in all phases of Company policies and operations, as well as defensive driving, safety techniques and fuel efficient operation of equipment. During 1992, three distinct driving designations (local, regional or zone and over-the road) were identified in order to get drivers home more frequently and provide specific support for intermodal and regional operations. Drivers are compensated based upon miles driven, a specified rate per week, or a combination of both. Additional compensation may be earned based upon fuel economy and other performance criteria. The Company also employed approximately 1000 mechanics as of December 31, 1994. In the opinion of management, the Company's relationship with all of its employees is excellent.

REVENUE EQUIPMENT

     At December 31, 1994, JBH owned 7,412 tractors, 8,636 trailers and 14,051 specially designed containers. The average age of the tractor and trailing equipment fleet was approximately two years. In late 1992, the Company announced the development of a new multi-purpose container which can be placed on a chassis for transportation over-the-road by truck and also moved by rail or ship. The container and chassis combination may be transported by rail (TOFC) or the container can be separated from the chassis and double-stacked (COFC) on the rail for improved productivity. The Company intends to continue the conversion of a significant portion of its dry van trailer fleet to these containers.

     A periodic maintenance program is strictly enforced for all revenue equipment based upon the specific type and use of the equipment. JBH believes that modern, late-model, clean equipment differentiates quality service in the marketplace. A professional maintenance program minimizes downtime, increases utilization and enhances the trade-in value of used equipment.

COMPETITION

     JBH is the largest publicly-held T/L carrier in the United States. It competes primarily with other irregular route, T/L common carriers. LTL common carriers and private carriers generally provide limited competition. JBH is one of a few carriers offering nationwide logistics management and dedicated revenue equipment services. Although a number of carriers may provide competition on a regional basis, only a limited number of companies represent competition in all markets. The extensive rail network developed in conjunction with the various railroads also allows the Company the opportunity to differentiate its services in the marketplace.

REGULATION

     The Company is a motor common carrier regulated by the ICC. The ICC generally governs activities such as authority to engage in interstate motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting.

     Motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation (DOT) governing interstate operation. Such matters as weight and dimensions of equipment and commercial driver's licensing are also subject to federal and state regulations. A federal requirement that all drivers obtain a commercial driver's license became effective in April 1992.

     The federal Motor Carrier Act of 1980 was the start of a program to increase competition among motor carriers and limit the level of regulation in the industry (sometimes referred to as "deregulation"). The Motor Carrier Act of 1980 enabled applicants to obtain ICC operating authority more easily and allows interstate motor carriers, such as the Company, to change their rates by a certain percentage per year without ICC approval. The new law also allowed for the removal of many route and commodity restrictions regarding the transportation of freight. As a result of the Motor Carrier Act of 1980, the Company was able to obtain unlimited authority to carry general commodities throughout the 48 contiguous states. Effective January 1, 1995, the federal government issued guidelines which allow motor carriers more flexibility in intrastate operations. Although this reduced level of state regulation may increase the level of competition in some regions, the Company believes it will ultimately benefit from this legislation.

                      ITEM 2.   PROPERTIES

     The Company's corporate headquarters are in Lowell, Arkansas.
A 150,000-square-foot building was constructed and occupied in September 1990. The building is situated on a 127-acre tract of land.

     In addition to the corporate headquarters, the Company owns a separate 62-acre tract in Lowell, Arkansas with four separate buildings totaling 21,000 square feet of office space and 90,000 square feet of maintenance and warehouse space. These buildings serve as the Lowell operations terminal, tractor and trailer maintenance facilities and additional administrative offices.

     A summary of the Company's principal facilities follows:



                                         MAINTENANCE SHOP       OFFICE SPACE
LOCATION                     ACREAGE       (SQUARE FEET)        (SQUARE FEET)
-----------------------------------------------------------------------------

VAN DIVISION TERMINALS
-----------------------

Atlanta, Georgia               30              29,800                 10,400
Chicago, Illinois              10               5,800                  6,400
Dallas, Texas                  14              24,000                  7,800
Detroit, Michigan               9              44,300                 10,800
East Brunswick, New Jersey     19               3,000                  7,800
Houston, Texas                 13              24,700                  7,200
Little Rock, Arkansas          24              29,200                  7,200
Lowell, Arkansas               40              50,200                 14,000
Lowell, Arkansas
  (trailer facilities)         14              29,800                  3,700
South Gate, California         12              12,000                  5,500
Springfield, Ohio              12              25,900                 10,400

FLATBED DIVISION TERMINAL
-------------------------
Hueytown, Alabama               9              16,000                  3,000



   The Company owns all of the above listed facilities except Chicago which is leased. In addition to the above facilities, the Company leases several small offices and/or trailer parking yards in various locations throughout the country.

                         ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains excess insurance above its self-insured levels which covers extraordinary liability resulting from such claims. Adverse results in one or more of these cases would not have a material adverse effect on the financial position of the Company.

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1994 Annual Stockholders' Meeting was held on May 12, 1994. At that meeting, the following matters were submitted to a vote of security holders:

     1. To elect ten (10) directors and to fix the number of directors for the ensuing year at ten (10).

                                         FOR           AGAINST       ABSTAIN
         ---------------------------------------------------------------------
             >
          Number of shares voted        33,875,269        0           30,465
          Percentage of shares voted       99.91%         0.00%        .09%


     2. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the next fiscal year.

                                         FOR           AGAINST       ABSTAIN
          -------------------------------------------------------------------
          Number of shares voted      33,881,297         6,761        17,676
          Percentage of shares voted    99.93%            .02%         .05%


     No matters were submitted during the fourth quarter of 1994 to a vote of security holders.



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


     PERIOD             HIGH          LOW           HIGH          LOW
     -----------------------------------------------------------------
                        CALENDAR YEAR 1993          CALENDAR YEAR 1994
                        ------------------          ------------------
     1st Quarter        $26.8        $17.8          $25.8        $21.8
     2nd Quarter         22.5         17.3           23.4         17.5
     3rd Quarter         24.8         19.8           19.3         15.8
     4th Quarter         24.0         20.0           15.9         15.0


     On February 28, 1995, the high and low sales prices for the Company's common stock as reported by the NASDAQ were $19.50 and $19.25, respectively. As of February 28, 1995, the Company had 2,032 stockholders of record.

DIVIDEND POLICY

     On January 25, 1995, the Board of Directors declared a quarterly dividend of $.05 per share, payable to shareholders of record on February 2, 1995. Although it is the present intention of the Board of Directors to continue quarterly dividends, payment of future dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors. The Company declared and paid cash dividends of $.20 per share in 1994 and $.20 per share in 1993.

                      ITEM 6.   SELECTED FINANCIAL DATA
              (Dollars in thousands, except per share amounts)


                                                               YEARS ENDED DECEMBER 31,
                                1994         1993       1992      1991      1990       1989       1988        1987
                              -------------------------------------------------------------------------------------

Operating revenues           $1,207,601   $1,020,921  $911,982  $733,288  $579,831   $509,278   $392,553   $286,419
Earnings before cumulative
  effect of changes in
  accounting methods             40,392       38,221    36,933    29,459    30,048     30,615     33,045     25,971*
Earnings per share before
  cumulative effect of
  changes in accounting
  methods                          1.05         1.00      1.03       .85       .85        .87        .93        .73*
Cash dividends per share            .20          .20       .20       .19       .16        .16        .13        .11
Total assets                    993,699      862,442   715,741   520,130   452,734    384,684    300,199    250,274
Long-term debt                  299,243      303,499   216,254   156,930   137,597    104,955     65,358     69,000
Stockholders' equity            377,898      343,964   308,626   215,761   191,074    175,518    150,126    121,316



PERCENTAGE OF OPERATING REVENUE



                                                          YEARS ENDED DECEMBER 31,
                                    1994     1993    1992    1991     1990     1989     1988    1987
                                  -------------------------------------------------------------------
Operating revenues                 100.0%   100.0%  100.0%  100.0%   100.0%   100.0%   100.0%   100.0%
Operating expenses:
  Salaries, wages
    and employee benefits           33.5     36.4    38.2    40.0     41.4     42.1     41.4     39.6
  Purchased transportation          23.9     18.4    12.2     7.0      0.7      0.7      0.6      0.4
  Fuel and fuel taxes               10.9     12.4    14.2    16.3     17.3     15.7     14.3     15.8
  Depreciation                       9.2      8.2     9.5     9.4      9.7      9.5      9.7     10.3
  Operating supplies and
    expenses                         6.9      7.2     7.4     8.0      8.8      8.5      7.8      7.1
  Insurance and claims               3.1      4.0     4.8     4.7      5.4      4.5      4.3      4.4
  Operating taxes and licenses       2.2      2.8     2.8     3.0      3.2      3.5      3.4      3.7
  General and administrative
    expenses                         2.2      1.9     2.0     2.1      2.3      1.7      1.3      1.3
  Communication and utilities        1.1      1.0     1.3     1.4      1.4      1.7      2.0      2.4
                                   -----    -----   -----   -----    -----    -----    -----    -----
    Total operating expenses        93.0     92.3    92.4    91.9     90.2     87.9     84.8     85.0
Operating income                     7.0      7.7     7.6     8.1      9.8     12.1     15.2     15.0
Interest expense                     1.6      1.4     1.2     1.5      1.2      1.8      1.7      1.5
Income taxes                         2.1      2.6     2.3     2.6      3.4      4.3      5.1      4.5*
Cumulative effect of changes in
   accounting methods                 -        -      0.2    (0.2)      -        -        -        -
                                   -----    -----   -----   -----    -----    -----    -----    -----
Net earnings                         3.3%     3.7%    4.3%    3.8%     5.2%     6.0%     8.4%     9.0%*
                                   -----    -----   -----   -----    -----    -----    -----    -----

* Including cumulative effect on prior years of change in method of accounting for income taxes of $3,556 ($.10 per share).


          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements which appear elsewhere in this report.

RESULTS OF OPERATIONS

     The following table sets forth the change in amounts and percentage change between years of certain revenue, expense and operating items.

(Dollars in thousands, except tractor data)



                                      1994 vs. 1993              1993 vs.1992
                                  INCREASE                   INCREASE
                                 (DECREASE)        %         (DECREASE)        %
                                 IN AMOUNTS      CHANGE      IN AMOUNTS      CHANGE
------------------------------------------------------------------------------------
Operating revenues                 $186,680       18%         $108,939         12%
Average number of tractors
  in the fleet                          204        3               466          7
Operating expenses:
  Salaries, wages and
    employee benefits                33,287        9            23,877          7
  Purchased transportation          100,427       53            76,147         68
  Fuel and fuel taxes                 4,060        3            (3,033)        (2)
  Depreciation                       27,452       33            (3,615)        (4)
  Operating supplies and
    expenses                          9,428       13             6,296          9
  Insurance and claims               (2,473)      (6)           (3,049)        (7)
  Operating taxes and                (1,889)      (7)            3,177         12
  General and administrative
   expenses                           7,927       42               419          2
  Communication and utilities         2,191       21              (816)        (7)
                                   --------      ---          --------       ----
    Total operating expenses        180,410       19%           99,403         12%
                                   --------      ---          --------       ----
    Operating income               $  6,270        8%         $  9,536         14%
                                   --------      ---          --------       ----


     The following table sets forth certain industry operating data of the Company.

                                                           YEARS ENDED DECEMBER 31,
                                        1994        1993        1992       1991       1990       1989
                                     ------------------------------------------------------------------

Total loads                          1,187,815    1,081,013    960,031    796,929    596,574    536,448
Average number of tractors in
  the fleet during the year              7,094        6,890      6,424      5,286      4,413      3,616
Tractors operated (at year end)          7,412        6,775      7,004      5,843      4,729      4,096
Trailers/containers (at year end)       22,687       19,089     17,391     12,389     10,563      9,339
Tractor miles (in thousands)           740,626      718,767    733,700    638,926    551,175    495,377


OPERATING REVENUES

     Operating revenues increased 18% from 1993 to 1994 and 12% from 1992 to 1993. These increases in revenue were primarily due to continued growth of intermodal dry van volume, expansion of specialized carrier operations and modest increases in base truck freight rates. The average number of tractors in the fleet increased only 3% in 1994 and 7% in 1993. Due to the Company's strategy of providing diversified transportation services including intermodal and full-service logistics management, revenue growth is no longer directly related to size of the tractor fleet. The $187 million increase in revenue from 1993 to 1994 included $89 million from logistics and dedicated contract services, $71 million of dry van volume and $27 million from other specialized carrier operations. The increase in 1994 dry van revenue includes intermodal revenue and an approximate 4% increase in truck freight rates. The $109 million increase in revenue from 1992 to 1993 included $43 million from dry van volume, $38 million of logistics and dedicated contract services and $28 million from other specialized carrier operations. The 1993 dry van revenue increase includes intermodal and an approximate 2% increase in truck freight rates.

     Revenue growth during 1994 and 1993 continued to reflect a focus on utilizing intermodal transportation services. Intermodal operations at December 31, 1994 include arrangements with twelve different railroads across the United States and portions of Canada and Mexico. Intermodal revenue increased 37% in 1994 and 66% in 1993, including incremental freight and some conversion of freight previously transported entirely by truck.

     Increased operating revenues also reflect growth of logistics management and dedicated contract services. Customers continue to request customized transportation solutions to their distribution needs. Since 1992, the Company has offered customers the ability to outsource their total freight distribution process. Revenue from these logistics and dedicated contract services has more than doubled in each of the years 1994 and 1993.

OPERATING EXPENSES

     Salaries, wages and employee benefits expense increased 9% from 1993 to 1994, reflecting primarily additional staffing in the logistics and dedicated contract services areas. The increase of 7% in 1993 was in proportion to the size of the fleet. Purchased transportation expense increased significantly during 1994 and 1993, reflecting the growth of intermodal and third- party transportation services. Fuel and fuel tax expense remained reasonably constant during 1994 and 1993 in relation to slight changes in the cost per gallon of fuel. Depreciation expense increased 33% in 1994 due to significantly lower gains on the disposition of revenue equipment and an 18% increase in the number of trailers and containers in the fleet. The decrease in depreciation expense in 1993 was primarily due to the amount of gains on equipment dispositions during that year.

     Operating supplies and expenses increased 13% in 1994. This increase was due to increased spending for tractor and trailer repairs. The increase in operating supplies and expenses during 1993 was in relative proportion to the size of the tractor fleet. Insurance and claims expense decreased in both 1994 and 1993. The Company has continued to focus on reducing accident frequency and severity since late 1992. Operating taxes and licenses decreased during 1994 due to the growth of intermodal volume and the utilization of third-party services and certain credits recognized during the year. The 12% increase in 1993 reflects the size of the tractor fleet and rate increases enacted by various state regulatory agencies.

     The significant increase in general and administrative expenses during 1994 is primarily due to higher levels of driver advertising and recruitment cost. The Company experienced a shortage of qualified drivers during the first half of 1994. Communication and utilities expense increased 21% during 1994, primarily due to increased volume of loads and revenue. In addition, certain satellite transmission charges related to on- board tractor communication devices commenced during 1994. The decrease of communication and utilities expense in 1993 was primarily due to certain rate reductions and credits.

     Interest expense increased significantly during 1994 and 1993, primarily due to higher levels of debt associated with the acquisition of new containers and chassis and slightly higher interest rates.

     The effective income tax rate was 38% in 1994 and 41% in 1993. The higher effective rate in 1993 was due to the increase in the federal tax rate on both current and deferred income taxes which was effective retroactive to January 1, 1993.

LIQUIDITY AND CAPITAL RESOURCES

     In 1992, the Company committed to increased levels of capital spending on new technology including custom-designed on board tractor communication devices and multi-purpose container and chassis equipment. As of December 31, 1994, more than 14,000 of the newly designed containers were in service. Net capital expenditures were $219 million in 1994, $197 million in 1993 and $249 million in 1992, compared to $113 million in 1991. These expenditures were funded with proceeds from long-term debt, a secondary offering of common stock in 1992 and cash generated from operations.

     The Company is authorized to issue up to $250 million in notes, $183 million of which was outstanding at December 31, 1994. A shelf registration statement for an aggregate principal amount of $250 million of debt securities was filed in 1993. At December 31, 1994, $100 million of 6.25% unsecured notes were outstanding in connection with this registration statement. The Company received approximately $56 million from a secondary offering of common stock in 1992. In addition, the Company had approximately $125 million of uncommitted lines of credit, none of which were outstanding at December 31, 1994.

     With more than 70% of the dry van fleet converted to the new container equipment, the level of capital spending should decline during 1995. As of December 31, 1994, the Company had committed to purchase approximately $160 million of revenue and service equipment (net cost after expected proceeds from the sale or trade-in allowances of $15 million). The Company expects to fund future capital expenditures from cash provided by operating activities and proceeds from long-term debt.

            ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       PAGE
---------------------------------------------------------------------------
Independent Auditors' Report                                            12

Consolidated Balance Sheets at
  December 31, 1994 and 1993                                            13

Consolidated Statements of Earnings for the years ended
  December 31, 1994, 1993 and 1992                                      14

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1994, 1993 and 1992                                15

Consolidated Statements of Cash Flows for the years ended
   December 31, 1994, 1993 and 1992                                     16

Notes to Consolidated Financial Statements                              17


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

      As discussed in note 1(b) to the consolidated financial statements, the Company changed its method of accounting for the cost of tires in service during 1992.

                                              KPMG Peat Marwick LLP
                                              February 7, 1995

MANAGEMENT'S REPORT

Management is responsible for the financial statements and other information contained in its annual report. The financial statements have been prepared in accordance with appropriate, generally accepted accounting principles, and the other information presented is consistent with the financial statements. In preparing these financial statements, it is necessary to make informed judgments and estimates regarding the expected effects of certain events and transactions that are currently being reported.

     To meet its financial reporting responsibilities, management depends upon systems of internal controls which are intended to provide reasonable assurance, in relationship to reasonable cost, that assets are safeguarded, that transactions are executed in accordance with management's authorization and that the transactions are properly recorded so as to permit preparation of financial statements in accordance with generally accepted accounting principles. Management seeks to provide reasonable assurance that the objectives of internal accounting control are met by prudent selection of personnel, adoption of appropriate policies, effective communication to personnel and establishment of an effective system of authorization.

     The Board of Directors performs an oversight role with respect to management's financial reporting responsibilities. To ensure effective discharge of its responsibilities, the Board of Directors has established an audit committee. The majority of the committee members are nonemployees of the Company and its subsidiaries. The audit committee has met and reviewed accounting issues, financial reporting and audit matters, including those pertaining to the effectiveness of the Company's systems of internal control.

     The consolidated financial statements have been audited by KPMG Peat Marwick LLP. As part of their audit of the Company's financial statements, our independent accountants considered the Company's system of internal control structure to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. These auditing procedures are intended to provide a reasonable level of assurance that the financial statements are fairly stated in all material respects.

Kirk Thompson                                        Jerry W. Walton
President and Chief Executive Officer                Executive Vice President,
                                                     Finance and Chief
                                                     Financial Officer
March 17, 1995

                  J. B. HUNT TRANSPORT SERVICES, INC.
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

ASSETS                                             1994       1993
------------------------------------------------------------------
Current assets:
  Cash and temporary investments              $    2,142     3,390
  Accounts receivable                            138,295   137,284
  Prepaid expenses:
    Taxes, licenses and permits                   11,987    11,359
    Repair parts and supplies                     16,277     6,878
    Other (note 4)                                 4,449     4,973
                                              ----------   -------
      Total prepaid expenses                      32,713    23,210
                                              ----------   -------
  Deferred income taxes (note 4)                   8,083     4,593
                                              ----------   -------
      Total current assets                       181,233   168,477
                                              ----------   -------
Property and equipment, at cost:
  Revenue and service equipment                  966,878   791,907
  Land                                            12,268    11,950
  Structures and improvements                     44,799    44,198
  Furniture and office equipment                  65,290    65,907
                                              ----------   -------
      Total property and equipment             1,089,235   913,962
  Less accumulated depreciation                  299,539   232,323
                                              ----------   -------
      Net property and equipment                 789,696   681,639
                                              ----------   -------
Other assets (note 7)                             22,770    12,326
                                              ----------   -------
                                              $  993,699   862,442
                                              ==========   =======

LIABILITIES AND STOCKHOLDERS' EQUITY               1994       1993
------------------------------------------------------------------

Current liabilities:
  Current maturities of long-term debt
   (note 2)                                   $   68,075         -
  Trade accounts payable                          48,847    37,578
  Claims accruals                                 34,248    35,124
  Accrued payroll                                  9,626     6,733
  Other accrued expenses                          14,405    13,274
  Other current liabilities (note 9)               2,720     2,981
                                              ----------   -------
      Total current liabilities                  177,921    95,690
                                              ----------   -------
Long-term debt (notes 2 and 9)                   299,243   303,499
Claims accruals                                   16,750    12,000
Deferred income taxes (note 4)                   121,887   107,289
                                              ----------   -------
      Total liabilities                          615,801   518,478
                                              ----------   -------
Stockholders' equity (notes 2 and 3):
  Preferred stock, par value $100.
   Authorized 10,000,000 shares; none
   outstanding                                         -         -
  Common stock, par value $.01 per share.
   Authorized 100,000,000 shares; issued
   39,009,858 shares                                 390       390
  Additional paid-in capital                     104,723   102,362
  Retained earnings                              277,718   245,073
                                              ----------   -------
                                                 382,831   347,825
  Less cost of common stock in treasury
   (504,732 shares at December 31, 1994
   and 592,483 at December 31, 1993)               4,933     3,861
                                              ----------   -------
      Total stockholders' equity                 377,898   343,964
Commitments and contingencies
 (notes 4, 5, 8 and 9)
                                              ----------   -------
                                              $  993,699   862,442
                                              ==========   =======

     See accompanying notes to consolidated financial statements.

                    J. B. HUNT TRANSPORT SERVICES, INC.
                            AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS
               YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         1994         1993       1992
-------------------------------------------------------------------------------------
Operating revenues                                 $1,207,601    1,020,921    911,982
Operating expenses:
  Salaries, wages and employee benefits (note 5)      405,136      371,849    347,972
  Purchased transportation                            288,153      187,726    111,579
  Fuel and fuel taxes (note 9)                        131,026      126,966    129,999
  Depreciation                                        110,662       83,210     86,825
  Operating supplies and expenses                      82,939       73,511     67,215
  Insurance and claims                                 37,951       40,424     43,473
  Operating taxes and licenses                         27,016       28,905     25,728
  General and administrative expenses                  26,959       19,032     18,613
  Communication and utilities                          12,863       10,672     11,488
                                                   ----------    ---------    --------
    Total operating expenses                        1,122,705      942,295    842,892
                                                   ----------    ---------    --------
    Operating income                                   84,896       78,626     69,090
Interest expense                                       19,748       13,800     10,908
                                                   ----------    ---------    --------
    Earnings before income taxes and cumulative
       effect of change in accounting method           65,148       64,826     58,182
Income taxes (note 4)                                  24,756       26,605     21,249
                                                   ----------    ---------    --------
    Earnings before cumulative effect of
      change in accounting method                      40,392       38,221     36,933
Cumulative effect on prior years of change in
  accounting method - tires in service, net of
  $1,049 in income taxes (note 1(b))                        -            -      1,825
                                                   ----------    ---------    --------
       Net earnings (note 1(b))                    $   40,392       38,221     38,758
                                                   ==========    =========    ========
Earnings per share:
  Earnings before cumulative effect of change
    in accounting method                            $  1.05         1.00       1.03
  Cumulative effect of change in accounting
    method - tires in service (note 1(b))                 -            -        .05
                                                    -------         ----       ----
       Net earnings (note 1(b))                     $  1.05         1.00       1.08
                                                    =======         ====       ====
Proforma amounts assuming the new accounting
  method is applied retroactively (note 1(b))
  (unaudited):
      Net earnings                                 $   40,392       38,221     36,933
                                                   ----------    ---------    --------
      Earnings per share                            $  1.05         1.00       1.03
                                                    =======         ====       ====


             See accompanying notes to consolidated financial statements

                   J. B. HUNT TRANSPORT SERVICES, INC.
                           AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                            TOTAL
                                                     ADDITIONAL   RETAINED              STOCKHOLDERS'
                                            COMMON     PAID-IN    EARNINGS    TREASURY     EQUITY
                                            STOCK      CAPITAL    (NOTE 2)      STOCK     (NOTE 3)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1991                   $361      40,481     182,773      (7,854)     215,761
Tax benefit of stock options exercised          -         723           -           -          723
Sale of treasury stock to employees             -       2,783           -       2,066        4,849
Cash dividends paid ($.20 per share)            -           -      (7,028)          -       (7,028)
Net earnings                                    -           -      38,758           -       38,758
Issuance of common stock (2,950,000
 shares)                                       29      55,534           -           -       55,563
                                             ----     -------     -------      ------      -------
Balance, December 31, 1992                    390      99,521     214,503      (5,788)     308,626
Tax benefit of stock options exercised          -         890           -           -          890
Sale of treasury stock to employees             -       1,951           -       1,927        3,878
Cash dividends paid ($.20 per share)            -           -      (7,651)          -       (7,651)
Net earnings                                    -           -      38,221           -       38,221
                                             ----     -------     -------      ------      -------
Balance, December 31, 1993                    390     102,362     245,073      (3,861)     343,964
Tax benefit of stock options exercised          -         735           -           -          735
Sale of treasury stock to employees             -       1,626           -       1,008        2,634
Repurchase of treasury stock                    -           -           -      (2,080)      (2,080)
Cash dividends paid ($.20 per share)            -           -      (7,747)          -       (7,747)
Net earnings                                    -           -      40,392           -       40,392
                                             ----     -------     -------      ------      -------
Balance, December 31, 1994                   $390     104,723     277,718      (4,933)     377,898
                                             ====     =======     =======      ======      =======

                     See accompanying notes to consolidated financial statements

                   J. B. HUNT TRANSPORT SERVICES, INC.
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                         (DOLLARS IN THOUSANDS)

                                                                   1994        1993        1992
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                  $  40,392     38,221     38,758
  Adjustments to reconcile net earnings to net cash
        provided by operating activities:
    Cumulative effect of accounting changes                             -          -     (1,825)
    Depreciation, net of gain on disposition of equipment         110,662     83,210     86,825
    Provision for noncurrent deferred income taxes                 14,598     17,396     16,637
    Tax benefit of stock options exercised                            735        890        723
    Changes in assets and liabilities:
      Accounts receivable                                          (1,011)   (31,375)   (14,631)
      Prepaid expenses                                             (9,503)     1,092     (4,161)
      Deferred income taxes                                        (3,490)     5,271     (9,864)
      Trade accounts payable                                       11,269      5,583     15,742
      Claims accruals                                               3,874     (2,114)     8,374
      Other current liabilities                                     3,763      3,253      1,620
                                                                ---------   --------   --------
        Net cash provided by operating activities                 171,289    121,427    138,198
                                                                ---------   --------   --------
Cash flows from investing activities:
  Additions to property and equipment                            (282,581)  (285,687)  (289,409)
  Proceeds from sale of equipment                                  63,862     88,651     40,110
  Increase in other assets                                        (10,444)    (6,306)    (2,299)
                                                                ---------   --------   --------
        Net cash used in investing activities                    (229,163)  (203,342)  (251,598)
                                                                ---------   --------   --------
Cash flows from financing activities:
  Proceeds from sale of common stock                                    -          -     55,563
  Proceeds from long-term debt                                     82,628     99,691    182,270
  Repayments of long-term debt                                    (18,809)   (12,446)  (122,946)
  Proceeds from sale of treasury stock                              2,634      3,878      4,849
  Repurchase of treasury stock                                     (2,080)         -          -
  Dividends paid                                                   (7,747)    (7,651)    (7,028)
                                                                ---------   --------   --------
        Net cash provided by financing activities                  56,626     83,472    112,708
                                                                ---------   --------   --------
Net increase (decrease) in cash                                    (1,248)     1,557       (692)
Cash - beginning of year                                            3,390      1,833      2,525
                                                                ---------   --------   --------
Cash - end of year                                              $   2,142      3,390      1,833
                                                                ---------   --------   --------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                    $  20,366     12,014     10,395
    Income taxes                                                   13,606      3,743     11,056
                                                                =========   ========   ========


                See accompanying notes to consolidated financial statements.

               J. B. HUNT TRANSPORT SERVICES, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements
                December 31, 1994, 1993 and 1992

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     J. B. Hunt Transport Services, Inc., together with its wholly-owned
subsidiaries   ("Company"),   is   a   diversified transportation services
and logistics company operating under the jurisdiction of the Interstate Commerce Commission ("ICC") and various state regulatory agencies.

(A) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(B) TIRES IN SERVICE

     Prior to 1992, the cost of tires placed in service, including replacement tires, was capitalized and amortized on the straight-line method over their estimated useful life. Effective January 1, 1992, the Company began capitalizing tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires are expensed at the time they
are  placed  in service.   This  new  method of accounting for  tires  placed
in service  is consistent with frequent industry practice.   Due  to the
increasing percentage of freight transported on rail cars (intermodal), this method, in the opinion of management, provides a better matching of
tire costs with revenues.   This  change increased  net earnings for 1992 by
$1,310,000 ($.04 per  share). The   cumulative  impact  of  $1,825,000  ($.05
per  share)   to retroactively  apply  the new method has also  been
credited  to earnings  for  1992.    This accounting change  resulted  in
the reduction of prepaid tires by $21,541,000, an increase in net revenue equipment of $24,415,000 and an increase in deferred income taxes of $1,049,000. The proforma amounts shown on the consolidated statements of earnings have been adjusted for the effect of retroactive application on expenses and the related income taxes.

(C) PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated
useful lives of 5 to 10 years for revenue  and service   equipment,   10  to
25  years   for   structures   and improvements,  and  3  to  10  years  for
furniture  and  office equipment.    Gains  on  dispositions of  revenue
equipment  are offset against depreciation expense.

     On  April 1, 1993, the Company changed the estimated salvage value  for
some of its revenue and service equipment.  The effect upon   1993  net
earnings  was  an  increase  of   approximately $2,639,000 ($.07 per share).

(D) REVENUE RECOGNITION

     The Company recognizes revenue based on relative transit time in each reporting period with expenses recognized as incurred as permitted by the Emerging Issues Task Force of the Financial Accounting Standards Board.

               J. B. HUNT TRANSPORT SERVICES, INC.
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Continued)

(E) INCOME TAXES

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR
INCOME TAXES. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those
temporary differences are expected to be recovered or settled.   Under
Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective  January  1, 1992, the Company  adopted  Statement 109.   The
effect of this change in the method of accounting for income taxes in the 1992 consolidated statement of earnings is not significant.

(F) EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted average number of shares outstanding during each year (38,559,528 in 1994;
38,276,109 in 1993; and 35,785,692 in  1992).   Shares issuable  under
employee stock options are excluded from the weighted average number of shares as their effect is not dilutive.

     On January 15, 1992, the Company announced a three-for-two stock split in the form of a 50% stock dividend payable on March 13, 1992, from authorized and unissued shares to stockholders of record on February 19, 1992. All references in the consolidated financial statements with regard to number of shares of common stock and the per share amounts have been retroactively restated to reflect this stock dividend.

(G) CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and the diverse range
of  industries  which   they represent.   As  of  December  31,  1994,  the
Company  had   no significant concentrations of credit risk.

(H) DERIVATIVES

     The differential paid or received on interest rate swap agreements is accrued as interest rates change and is charged or credited to interest expense over the life of the agreements. Any gains or losses realized upon the termination of an interest rate swap agreement are deferred and amortized over the remaining life of the original term as a charge or credit to interest expense.

     The differential paid or received on fuel swap agreements is accrued as fuel prices change and is charged or credited to fuel expense on a monthly basis.

               J. B. HUNT TRANSPORT SERVICES, INC.
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Continued)

(2) LONG-TERM DEBT

        Long-term debt consists of (in thousands):

                                                             1994      1993
                                                          ---------   -------
        Commercial paper                                  $ 182,595   106,492
        Senior notes payable, interest at 6.25% payable
           semiannually                                      99,723    99,691
        Senior notes payable, interest at 7.75% payable
           semiannually                                      10,000    15,000
        Senior notes payable, interest at 7.84% payable
           semiannually                                      25,000    25,000
        Senior subordinated notes, interest at 7.80%
           payable semiannually                              50,000    50,000
        Senior notes payable, interest at 9.20% payable
           semiannually                                      -          6,666
        Other                                                -            650
                                                          ---------   -------
                                                            367,318   303,499
        Less:  current maturities                           (68,075)     -
                                                          ---------   -------
                                                          $ 299,243   303,499
                                                          =========   =======

       Under its commercial paper note program, the Company is authorized to issue up to $250 million in notes. These notes are supported by two credit agreements, which aggregate $250 million, with a group of banks, of which $125 million expires March 31, 1995 and $125 million expires March 31, 1997. The effective rate on the commercial note program was 5.90% and 3.51% for the years ended December 31, 1994 and 1993, respectively.

     The 6.25% senior notes are payable at maturity on September 1, 2003, the 7.75% senior notes are payable in five equal annual installments beginning October 31, 1992, the 7.84% senior notes are payable in five equal annual installments beginning March 31, 1995, and the 7.80% senior subordinated notes are payable in five equal annual installments beginning October 30, 2000.

     Under the terms of the credit agreements and the note agreements, the Company is required to maintain certain financial covenants including leverage tests, minimum tangible net worth levels and other financial ratios.

     The  Company  has approximately $125 million of  uncommitted lines  of
credit none of which were outstanding at December  31, 1994.   These  lines
are with various domestic and international banks and are due on demand. Interest on borrowings is generally tied to the banks' prevailing base rates or other alternative market rates. No commitment or facility fees are paid on these lines of credit and the obligations are typically evidenced by unsecured demand notes.

               J. B. HUNT TRANSPORT SERVICES, INC.
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Continued)

The  Company  restructured the credit facilities  supporting  its commercial
paper  note  program  by  establishing  two   credit agreements   during
1994  in  order  to  reduce   administrative expenses.  Accordingly, current
maturities of long-term  debt  at December  31,  1994  consist  of
outstanding  commercial   paper associated  with  the  revolving credit
agreement  which  expires March  31,  1995 and two installments of the senior
notes.   The aggregate  annual maturities of long-term debt for  each  of the five years ending December 31 are as follows (in thousands): 1995, $68,075; 1996, $9,243; 1997, $130,000; 1998, $5,000; and 1999, $5,000.

(3) CAPITAL STOCK

     The Company maintains a Management Incentive Plan ("Plan") that provides various vehicles to compensate key employees with Company common stock. Under the Plan, the Company is authorized to award, in aggregate,
not more than  3,000,000  shares.   At December   31,  1994  there  were
approximately  70,000   shares available for granting under the Plan.  The
Company has utilized three such vehicles to award stock or grant options to purchase the Company's common stock: restricted stock awards, restricted options and nonstatutory stock options.

     Restricted stock awards are granted to key employees subject to restrictions regarding transferability and assignment. Shares of Company common stock are issued to the key employees and held by the Company until each employee becomes vested in the award. Vesting of the awards generally occurs over a four year period of time from the award date. Termination of the employee for any reason other than death, disability or certain cases of retirement causes the unvested portion of the award to be forfeited.

     Key  employees were granted restricted options  to  purchase stock.
The option price is 50% of the fair market value of the stock at the date of grant. Vesting of the award generally occurs over a four year period beginning on the grant date. Failure to exercise a vested option within 210 days after vesting or termination of the employee for any reason other than death or disability will cause unexercised and nonvested options to be forfeited.

     The plan provides that nonstatutory stock options may be granted to key employees for the purchase of Company common stock for 100% of the fair market value at the grant date. The options generally vest over a ten year period and are forfeited if the employee terminates for any reason.

               J. B. HUNT TRANSPORT SERVICES, INC.
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Continued)

  A summary  of  the  restricted  and  nonstatutory  options   to
    purchase Company common stock follows:


                                                                      NUMBER
                                          NUMBER    OPTION PRICE    OF SHARES
                                        OF SHARES    PER SHARE     EXERCISABLE
                                        ---------   ------------   -----------
     Outstanding at December 31, 1992   1,332,095   6.00 - 24.63      369,706
       Granted                            148,500  18.25 - 23.50
       Exercised                         (219,809)  6.00 - 20.25
       Terminated                         (71,430)  6.00 - 20.25
                                        ---------

     Outstanding at December 31, 1993   1,189,356   6.00 - 24.63      369,663
       Granted                            391,750  17.00 - 23.00
       Exercised                         (194,270)  6.00 - 19.50
       Terminated                         (52,375) 11.58 - 18.25
                                        ---------
     Outstanding at December 31, 1994   1,334,461   6.00 - 24.63      399,536
                                        =========  -------------      -------


     On January 25, 1995, the Company's Board of Directors declared a cash dividend of $.05 per share payable on February 17, 1995 to shareholders of record on February 2, 1995.

(4) INCOME TAXES

     As discussed in note 1(e), the Company adopted Statement 109 as of January 1, 1992. There was no significant impact upon earnings as a result of this change in accounting for income taxes. Total income tax expense for the years ended December 31, 1994, 1993 and 1992 was allocated as follows (in thousands):


                                         1994      1993      1992
                                       --------    -----    -------
     Earnings before income taxes and
       cumulative effect of change in
       accounting method               $ 24,756    26,605    21,249
     Changes in accounting methods        -          -        1,049
     Stockholders' equity, for tax
       benefit of stock options
       exercised                           (735)     (890)     (723)
                                       --------    ------    ------
                                       $ 24,009    25,715    21,575
                                       ========    ======    ======


               J. B. HUNT TRANSPORT SERVICES, INC.
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Continued)

     Income tax expense attributable to earnings before income taxes and cumulative effect of change in accounting method consists of (in thousands):



                                                    1994      1993     1992
                                                  --------   ------   ------
     Current expense:
      Federal                                     $ 12,897    2,596   13,477
      State and local                                  751    1,344      661
                                                  --------   ------   ------
                                                    13,648    3,940   14,138
                                                  --------   ------   ------
     Deferred expense:
      Federal                                        9,929   20,238    7,216
      State and local                                1,179    2,427     (105)
                                                  --------   ------   ------
                                                    11,108   22,665    7,111
                                                  --------   ------   ------
        Total tax expense                         $ 24,756   26,605   21,249
                                                  ========   ======   ======


     The following is a reconciliation between the effective income tax rate and the applicable statutory Federal income tax rate for each of the three fiscal years in the period ended December 31, 1994:



                                                    1994      1993     1992
                                                  --------   ------   ------
     Income tax - statutory rate                   35.00%     35.00    34.00
     State tax, net of Federal benefit              2.24       3.15     3.35
     Other, net                                      .76       2.90     (.85)
                                                   -----      -----    -----
        Effective income tax rate                  38.00%     41.05    36.50
                                                   =====      =====    =====


     The significant components of deferred income tax expense attributable to earnings before income taxes and cumulative effect of change in accounting method are as follows (in thousands):


                                                    1994      1993     1992
                                                  --------   ------   ------
     Deferred tax expense (exclusive of
      the effects of other components
      listed below)                               $ 12,788   22,665   13,808

     Adjustments to deferred tax assets
      and liabilities for negotiated
      income tax settlements                        (1,680)    -      (6,697)
                                                 ---------   ------   ------
                                                 $  11,108   22,665    7,111
                                                 =========   ======   ======

               J. B. HUNT TRANSPORT SERVICES, INC.
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements  (Continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below (in thousands):


                                                         1994      1993
                                                     ----------    -------
     Deferred tax assets:
      Claims accruals, principally due to accrual
        for financial reporting purposes             $  (17,809)   (15,680)
      Alternative minimum tax credit carryforwards      (21,215)   (13,218)
      Other                                              (6,869)    (2,872)
                                                     ----------   --------
          Total gross deferred tax assets               (45,893)   (31,770)
                                                     ----------   --------
     Deferred tax liabilities:
      Plant and equipment, principally due to
        differences in depreciation and capitalized
        interest                                        147,653    126,429
      Prepaid permits and insurance                       5,373      4,818
      Other                                               6,671      3,219
                                                     ----------   --------
          Total gross deferred tax liabilities          159,697    134,466
                                                      ---------    -------
          Net deferred tax liability                  $ 113,804    102,696
                                                      =========    =======



     The   Company   believes   its  substantiated   history   of
profitability and taxable income, its taxes paid within the three- year carryback period and its utilization of tax planning sufficiently supports the value of the deferred tax assets. Accordingly, the Company has not recorded a valuation allowance on its books as all deferred tax assets are more than likely to be recovered.

     Included in other prepaid expenses are refundable income taxes of $386,000 and $428,000 at December 31, 1994 and 1993, respectively.

(5) EMPLOYEE BENEFIT PLANS

     The   Company  maintains  bonus  compensation  programs  for certain of its employees. Bonuses earned under the programs are based on attainment of profit objectives established by the Company's Board of Directors.
Bonuses  expensed  under   the programs for 1994, 1993 and 1992 were
$4,900,000, $2,600,000  and $7,400,000, respectively.

     The   Company  maintains  a  defined  contribution  employee retirement plan,  which includes a 401(k)  option,  under  which employees  are eligible to participate after they complete one year of service. Company contributions to the plan each year are made at the discretionary amount determined by the Company's Board of Directors. For the year ended
December 31, 1994, 1993 and 1992, total Company contributions to the plan, including matching 401(k) contributions were $1,950,000, $1,900,000 and $1,850,000, respectively.

               J. B. HUNT TRANSPORT SERVICES, INC.
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Continued)

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH  AND  TEMPORARY INVESTMENTS, ACCOUNTS RECEIVABLE, AND  TRADE
    ACCOUNTS PAYABLE

     The carrying amount approximates fair value because of the short maturity of these instruments.

LONG-TERM DEBT

     The   carrying   amount   of  the  commercial   paper   debt
approximates the fair value because of the short maturity of the commercial paper instruments.

     The fair value of the fixed rate debt is presented as the present value of future cash flows discounted using the Company's current borrowing
rate for notes of comparable  maturity.   The calculation arrives at a
theoretical amount the Company would pay a creditworthy third party to assume its fixed rate obligations and not the termination value of these obligations. Consistent with market practices, such termination values may include various prepayment and termination fees that the Company would contractually be required to pay if it retired the debt early.

INTEREST RATE SWAP AGREEMENTS

     The  fair  values  of  interest  rate  swap  agreements  are obtained
from  dealer  quotes.   These  values  represent   the estimated  amount  the
Company  would  pay  to  terminate   such agreements, taking into
consideration current interest rates and the creditworthiness of the counterparties.

     The   estimated  fair  values  of  the  Company's  financial instruments are summarized as follows (in thousands):


                                                 AT DECEMBER 31, 1994
                                                 ---------------------
                                                 CARRYING    ESTIMATED
                                                  AMOUNT    FAIR VALUE
                                                 ---------   ----------
      Cash and temporary investments             $   2,142       2,142
      Accounts receivable                          138,295     138,295
      Trade accounts payable                        48,847      48,847
      Long-term debt:
        Commercial paper                           182,595     182,595
        Fixed rate obligations                     184,723     166,807
      Interest rate swap agreements                  -          (1,964)
                                                 ---------     -------


(7) RELATED PARTY TRANSACTIONS

     The Company advances premiums on a life insurance policy  on the  joint
lives  of Mr. and Mrs. J.B. Hunt.   The  Company  has advanced  $3,280,000
on this policy which, along with related accrued interest thereon of approximately $416,000, is included in other assets at December 31, 1994. All premiums paid by the Company, along with accrued interest thereon, are reimbursable from a trust which is the owner and beneficiary of the policy.

               J. B. HUNT TRANSPORT SERVICES, INC.
                        AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Continued)

(8) COMMITMENTS AND CONTINGENCIES

     The Company has committed to purchase approximately $160 million of revenue and service equipment (net cost, after expected proceeds from sale or trade-in allowances of $15 million).

     The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition of the Company.

(9) DERIVATIVE FINANCIAL INSTRUMENTS

     Interest  rate  swap  agreements  are  used  to  reduce  the potential
impact of changes in interest rates on  the  Company's debt  portfolio.   At
December 31, 1994, an interest  rate  swap agreement  with an aggregate
notional amount of $20  million  was outstanding.   The estimated fair value
of the swap  at  December 31,  1994  was  a liability of approximately $2.0
million.   This value  was determined from a dealer quotation and represents
the estimated   amount  the  Company  would  pay  to  terminate   the
agreement.   Included in other current liabilities  are  deferred swap  gains of $0.8 million at December 31, 1994 and $1.1 million at December 31, 1993.

     The Company uses fuel swap agreements to hedge anticipated purchases of diesel fuel. Under these agreements, the Company receives or makes
payments  on  the  differential  between   a contractual index price and the
actual average index during  such period.

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Operating results by quarter for the years ended December 31, 1994 and 1993 are as follows (in thousands, except per share data):

                                          QUARTER
                       ---------------------------------------------------
                         FIRST     SECOND     THIRD    FOURTH      TOTAL
                       ---------   -------   -------   ------    ---------
1994:
  Operating revenues   $ 264,663   297,735   313,911   331,292   1,207,601
                       =========   =======   =======   =======   =========
  Operating income     $  13,019    23,185    25,026    23,666      84,896
                       =========   =======   =======   =======   =========
  Net earnings         $   5,726    11,575    12,260    10,831      40,392
                       =========   =======   =======   =======   =========
  Earnings per share     $ .15      .30        .32       .28        1.05
                         =====      ===        ===       ===        ====
1993:
  Operating revenues   $ 247,181   260,400   253,579   259,761   1,020,921
                       =========   =======   =======   =======   =========
  Operating income     $  10,859    24,354    21,712    21,701      78,626
                       =========   =======   =======   =======   =========
  Net earnings         $   4,983    13,500     8,782    10,956      38,221
                       =========   =======   =======   =======   =========
  Earnings per share     $ .13      .35        .23       .29        1.00
                         =====      ===        ===       ===        ====


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1994, involving a change of accountants or disagreements on accounting and financial disclosure.

                            PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required for Items 10, 11 and 12 is hereby incorporated by reference from the Notice and Proxy Statement For Annual Stockholders' Meeting set forth under sections entitled "Proposal One Election of Directors", "Board Committees", "Executive Officers", "Voting Securities and Security Ownership of Management and Principal Stockholders", "Executive Compensation and Other Information", "1995 Performance Based Compensation" and "Proposal Two Proposal to Approve the Adoption of The Executive Performance Bonus Plan", "Proposal Three Proposal to Approve the Management Incentive Plan", and "Proposal Four Ratification of Appointment of Auditors".

     The Proxy Statement had not yet been mailed to stockholders and was not available as of March 17, 1995. It will be filed no later than April 30, 1995.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                             PART IV

ITEM 14.   EXHIBITS


     The following documents are filed as part of this report:
     (a)  Exhibits
          The response to this portion of Item 14 is submitted as a separate section of this report ("Exhibit Index").

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lowell, Arkansas, on the 17th day of March, 1995.

                              J.B.HUNT TRANSPORT SERVICES, INC.
                                        (Registrant)

                         By: /s/ Kirk Thompson
                             -------------------------------------
                             Kirk Thompson
                             President and Chief Executive Officer

                         By: /s/ Jerry W. Walton
                             -------------------------------------
                             Jerry W. Walton
                             Executive Vice President
                             Finance and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John A. Cooper, Jr.          Member of the Board            March 17, 1995
------------------------------
    John A. Cooper, Jr.          of Directors

/s/ Fred K. Darragh, Jr.         Member of the Board            March 17, 1995
------------------------------
    Fred K. Darragh, Jr.         of Directors

/s/ Wayne Garrison               Member of the Board            March 17, 1995
------------------------------
    Wayne Garrison               of Directors

/s/ Gene George                  Member of the Board            March 17, 1995
------------------------------
    Gene George                  of Directors

/s/ Thomas L. Hardeman           Member of the Board            March 17, 1995
------------------------------
    Thomas L. Hardeman           of Directors

/s/ J. Bryan Hunt, Jr.           Member of the Board            March 17, 1995
------------------------------
    J. Bryan Hunt, Jr.           of Directors (Vice Chairman)

/s/ J.B. Hunt                    Member of the Board            March 17, 1995
------------------------------
    J.B. Hunt                    of Directors (Chairman)

/s/ Johnelle Hunt                Member of the Board            March 17, 1995
------------------------------
    Johnelle Hunt                of Directors (Corporate
                                 Secretary)

/s/ Lloyd E. Peterson            Member of the Board            March 17, 1995
------------------------------
    Lloyd E. Peterson            of Directors

/s/ Kirk Thompson                Member of the Board            March 17, 1995
------------------------------
    Kirk Thompson                of Directors (President and
                                 Chief Executive Officer)

EXHIBIT INDEX



  EXHIBIT
  NUMBER                                DESCRIPTION
  -------    -------------------------------------------------------------
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

  10A Material Contracts of the Company (incorporated by reference from Exhibits 10A-10N of the Company's S-1 Registration Statement filed February 7, 1985; Registration Number 2-95714).

  10B The Company has an Employee Stock Purchase Plan filed on Form S-8 on February 3, 1984 (Registration Number 2-93928), and a
             Management Incentive Plan filed on Form S-8 on April 16, 1991
             (Registration Statement Number 33-40028). The Management
             Incentive Plan is incorporated herein by reference from Exhibit
             4B of Registration Statement 33-40028. The Company amended and restated its Employee Retirement Plan on Form S-8 (Registration
             Statement Number 33-57127) filed December 30, 1994. The Employee
             Retirement Plan is incorporated herein by reference from Exhibit
             99 of Registration Statement Number 33-57127.

  21         Subsidiaries of J.B. Hunt Transport Services, Inc.

             -    J.B. Hunt Transport, Inc., a Georgia corporation
             -    L.A., Inc., an Arkansas corporation
             -    J.B. Hunt Corp., a Delaware corporation
             -    J.B. Hunt Special Commodities, Inc., an Arkansas corporation
             -    Great Western Trucking Co., Inc., a Texas corporation
             -    J.B. Hunt Logistics, Inc., an Arkansas corporation
             -    Comercializadora Internacional De Cargo S.A. De C.V., a
                   Mexican corporation
             -    Hunt Mexicana, S.A. de C.V., a Mexican corporation
             -    Queen City Express, Inc.

 23          Consent of KPMG Peat Marwick LLP
