Form 10-K/A
period 1994-12-31
HUNT J B TRANSPORT SERVICES INC
filed 1995-05-03
CIK 728535

- - -------------------------------------------------------------------------------


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                         ------------------------------

                                   FORM 10-K/A

                  AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994



                         COMMISSION FILE NUMBER 0-11757

                         ------------------------------


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

                                 (501) 820-0000
              (Registrant's telephone number, including area code)


- - -------------------------------------------------------------------------------

Item 12 of Part III of the Annual Report on Form 10-K of J. B. Hunt Transport Services, Inc. for the year ended December 31, 1994 is amended to read as follows:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required for Items 10, 11 and 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Stockholders' Meeting set forth under sections entitled "Proposal One Election of Directors", "Board Committees", "Executive Officers", "Voting Securities and Security Ownership of Management and Principal Stockholders", "Executive Compensation and Other Information", "Proposal Two Proposal to Approve the Amended Management Incentive Plan", "Proposal Three Ratification of Appointment of Auditors" and "Section 16 Requirements".
   The Proxy Statement had not yet been mailed to stockholders and was not available as of March 17, 1995. It will be filed no later than April 30, 1995.

ITEM 14. EXHIBITS

   Page number 28 of the Annual Report on Form 10-K of J.B. Hunt Transport Services, Inc. for the year ended December 31, 1994 is amended as presented on the following page.

                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 2nd day of May, 1995.


                          J. B. HUNT TRANSPORT SERVICES, INC.
                                     (Registrant)




                               By
                                   ---------------------------------------
                                     J. Kirk Thompson
                                     President and Chief Executive Officer

EXHIBIT INDEX

     Exhibit
     Number                                Description
     -------                               -----------

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

     21   Subsidiaries of J.B. Hunt Transport Services, Inc.

              --  J.B. Hunt Transport, Inc., a Georgia corporation
              --  L.A., Inc., an Arkansas corporation
              --  J.B. Hunt Corp., a Delaware corporation
              -- J.B. Hunt Special Commodities, Inc., an Arkansas corporation -- Great Western Trucking Co., Inc., a Texas corporation
              --  J.B. Hunt Logistics, Inc., an Arkansas corporation
              --  Comercializadora Internacional De Cargo S.A. De C.V., a
                    Mexican corporation
              --  Hunt Mexicana, S.A. de C.V., a Mexican corporation
              --  Queen City Express, Inc.

     23   Consent of KPMG Peat Marwick LLP

     27   A Financial Data Schedule for the year ended December 31, 1994.