Form 10-Q
period 1995-03-31
HUNT J B TRANSPORT SERVICES INC
filed 1995-05-15
CIK 728535

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


(Mark One)

   /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended March 31, 1995

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

                     Yes /X/    No / /

     The number of shares of the Company's $.01 par value common stock outstanding on March 31, 1995 was 38,572,964.

                               PART I

                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1995.

      The  interim  consolidated financial statements  have  been
reviewed   by   KPMG   Peat  Marwick  LLP,   independent   public
accountants.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1994.

                               INDEX

Consolidated Statements of Earnings for the Three Months
  Ended March 31, 1995 and 1994............................Page 3

Consolidated Balance Sheets as of March 31, 1995 and
  December 31,1994.........................................Page 4

Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 1995 and 1994............................Page 5

Notes to Consolidated Financial Statements as of
  March 31, 1995...........................................Page 6

Review Report of KPMG Peat Marwick LLP.....................Page 8

ITEM 2.

Management's Discussion and Analysis of Results of
  Operations and Financial Condition.......................Page 9

              J.B. HUNT TRANSPORT SERVICES, INC.

             CONSOLIDATED STATEMENTS OF EARNINGS
            (in thousands, except per share data)
                        (unaudited)

- ------------------------------------------------------------------------
                                                    THREE MONTHS ENDED
                                                          MARCH 31
- ------------------------------------------------------------------------
                                                      1995         1994
- ------------------------------------------------------------------------
       Operating revenues                         $309,424      $264,663

       Operating expenses
         Salaries, wages and employee benefits     105,117        92,565
         Purchased transportation                   77,452        60,364
         Fuel and fuel taxes                        35,582        32,393
         Depreciation                               32,023        24,492
         Operating supplies and expenses            20,987        18,562
         Insurance and claims                       10,541         9,192
         Operating taxes and licenses                5,879         5,184
         General and administrative expenses         6,312         6,009
         Communication and utilities                 1,793         2,883
- ------------------------------------------------------------------------
           Total operating expenses                295,686       251,644
- ------------------------------------------------------------------------
           Operating income                         13,738        13,019
Interest expense                                     5,976         4,487
- ------------------------------------------------------------------------
           Earnings before income taxes              7,762         8,532
Income taxes                                         2,872         2,806
- ------------------------------------------------------------------------
           Net earnings                           $  4,890      $  5,726
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------
Common shares outstanding                           38,555        38,503
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------
Earnings per share                                $   0.13      $   0.15
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

                                  3

              J.B. HUNT TRANSPORT SERVICES, INC.

                 CONSOLIDATED BALANCE SHEETS

                         (unaudited)

- -------------------------------------------------------------------------
                                        MARCH 31, 1995  DECEMBER 31, 1994
- -------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and temporary investments           $    5,978         $    2,142
  Accounts receivable                         145,137            138,295
  Prepaid expenses                             26,358             32,713
  Deferred income taxes                         8,083              8,083
- ------------------------------------------------------------------------
    Total current assets                      185,556            181,233
- ------------------------------------------------------------------------
Property and equipment                      1,113,627          1,089,235
  Less accumulated depreciation               322,742            299,539
- ------------------------------------------------------------------------
    Net property and equipment                790,885            789,696
- ------------------------------------------------------------------------
Other                                          26,919             22,770
- ------------------------------------------------------------------------
                                           $1,003,360         $  993,699
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt     $   60,650         $   68,075
  Trade accounts payable                       69,362             48,847
  Claims accruals                              35,494             34,248
  Accrued expenses                             24,580             24,031
  Other current liabilities                     1,941              2,720
- ------------------------------------------------------------------------
    Total current liabilities                 192,027            177,921
- ------------------------------------------------------------------------
Long-term debt                                293,197            299,243
Claims accruals                                16,750             16,750
Deferred income taxes                         119,834            121,887
Stockholders' equity                          381,552            377,898
- ------------------------------------------------------------------------
                                           $1,003,360         $  993,699
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

                                  4

              J.B. HUNT TRANSPORT SERVICES, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS

- -------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
(In thousands)                                                  (Unaudited)
- -------------------------------------------------------------------------------
                                                             1995         1994
- -------------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings                                              $ 4,890      $ 5,726
 Adjustments to reconcile net earnings to net cash
    provided by operating activities:
   Depreciation, net of gain on disposition of equipment    32,023       24,492
   Provision (credit) for noncurrent deferred income taxes  (2,053)          15
   Tax benefit of stock options exercised                      264          567
   Changes in assets and liabilities:
     Accounts receivable                                    (6,842)       8,220
     Prepaid expenses                                        6,355       (2,910)
     Trade accounts payable                                 20,515       21,947
     Claims accruals                                         1,246        1,207
     Other current liabilities                                (230)       1,532
- -------------------------------------------------------------------------------
         Net cash provided by operating activities          56,168       60,796
- -------------------------------------------------------------------------------
Cash flows from investing activities:
 Additions to property and equipment                       (48,408)     (73,869)
 Proceeds from sale of equipment                            15,196       19,132
 Increase in other assets                                   (4,149)      (5,123)
- -------------------------------------------------------------------------------
         Net cash used in investing activities             (37,361)     (59,860)
- -------------------------------------------------------------------------------
Cash flows from financing activities:
 Net repayments of long-term debt                          (13,471)      (1,072)
 Proceeds from sale of treasury stock                          427        1,432
 Dividends paid                                             (1,927)      (1,923)
- -------------------------------------------------------------------------------
         Net cash provided by financing activities         (14,971)      (1,563)
- -------------------------------------------------------------------------------
         Net increase (decrease) in cash                     3,836         (627)
- -------------------------------------------------------------------------------
Cash - beginning of period                                   2,142        3,390
- -------------------------------------------------------------------------------
Cash - end of period                                       $ 5,978      $ 2,763
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                $ 6,833      $ 5,383
   Income Taxes                                              1,875        2,490
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                  5

              J.B. HUNT TRANSPORT SERVICES, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)

(1)  LONG-TERM DEBT

   Long-term debt consists of (in thousands):

                                              3/31/95    12/31/94
                                              -------    --------
  Commercial paper                            $174,116   $182,595
  Senior notes payable, interest at 6.25%
   payable semiannually                         99,731     99,723
  Senior notes payable, interest at 7.75%
   payable semiannually                         10,000     10,000
  Senior notes payable, interest at 7.84%
   payable semiannually                         20,000     25,000
 Senior subordinated notes, interest at
   7.80% payable semiannually                   50,000     50,000
                                              --------   --------
                                               353,847    367,318
  Less current maturities                      (60,650)   (68,075)
                                              --------   --------
                                               293,197    299,243
                                              --------   --------
                                              --------   --------


      The Company is authorized to issue up to $250 million in notes under its commercial paper note program. The notes are supported by two credit agreements with a group of banks. One agreement for $125 million expires March 31, 1996 and $125 million expires March 31, 1997.

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

(2)  CAPITAL STOCK

      The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with
Company common stock. A summary of the restricted and nonstatutory options to purchase Company common stock follows:

                                                                  Number of
                                    Number of     Option price     shares
                                      shares        per share    exercisable
                                    ---------     ------------   -----------
Outstanding at December 31, 1994    1,334,461    $ 6.00-24.63     399,536
                                                                  -------
                                                                  -------
      Granted                          62,500     15.63-19.25
      Exercised                       (77,580)     6.00-13.17
      Terminated                      (23,250)    13.17-22.75
                                    ----------   ------------

Outstanding at March 31, 1995       1,296,131    6.00 - 24.63     317,081
                                    ----------   ------------     -------
                                    ----------   ------------     -------

     On April 13, 1995, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on May 19, 1995 to stockholders of record on May 3, 1995.

KPMG  Peat Marwick LLP
1400 Worthen Bank Building
200 West Capitol Avenue
Little Rock, AR   72201-3619

                 INDEPENDENT AUDITORS' REPORT

The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1995 and 1994, in accordance with standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                         /S/ KPMG PEAT MARWICK LLP

Little Rock, Arkansas
April 12, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

      The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1994.

RESULTS OF OPERATIONS

      The following table sets forth the change in amounts and percentage change between the first quarter of 1995 and the comparable period in 1994 of certain revenue, expense and operating items.

            Three Months Ended March 31, 1995 vs. 1994
                (In thousands except tractor data)


                                             Increase
                                            (Decrease)       %
                                            in amounts    change
                                            ----------    ------
  Operating revenues                          $44,761      17%
  -------------------------------------------------------------
  -------------------------------------------------------------
  Average number of tractors in the fleet         661      10%
  -------------------------------------------------------------
  -------------------------------------------------------------
  Operating expenses:
      Salaries, wages and employee benefits   $12,552      14%
      Purchased transportation                 17,088      28%
  -------------------------------------------------------------
      Fuel and fuel taxes                       3,189      10%
      Depreciation                              7,531      31%
  -------------------------------------------------------------
      Operating supplies and expenses           2,425      13%
      Insurance and claims                      1,349      15%
  -------------------------------------------------------------
      Operating taxes and licenses                695      13%
      General and administrative expenses         303       5%
      Communication and utilities              (1,090)    (38%)
  -------------------------------------------------------------
          Total operating expenses             44,042      18%
  -------------------------------------------------------------
          Operating income                        719       6%
  -------------------------------------------------------------
  -------------------------------------------------------------


      The following discussion relates to the table set forth above and the attached interim consolidated financial statements for the quarter ended March 31, 1995 and 1994.

      Operating revenues for the quarter ended March 31, 1995 increased 17 percent, to $309.4 million, compared to $264.7 million in 1994. The $44.7 million increase in revenue included
$17 million of dry van volume, $13 million from Dedicated Contract Services, $6 million from J.B. Hunt Logistics and $8
million   from   other   specialized   transportation   services.
Increases in revenue from J.B. Hunt Logistics and Dedicated Contract Services were brisk and exceeded our expectations while intermodal and truck dry van volume fell significantly below
plan.    Slowing   economic  activity  began  in   February   and
accelerated  throughout the remainder of  the  quarter.   Freight
movement improved slightly near the end of March but remains sluggish and below expectations. The average number of total tractors in the fleet, including local units increased 10 percent in  the  first  quarter of 1995, compared to the same  period  in
1994.   Due to the
diversity of transportation services provided, including intermodal and logistics management, revenue growth cannot be directly related to the size of the tractor fleet.

      Total operating expenses for the first quarter of 1995 increased $44.0 million, or 18 percent, over the comparable period of 1994. Operating income increased $.7 million to $13.7 million, a 6 percent increase over the first quarter of 1994.

      Salaries, wages and employee benefits increased 14 percent during the first quarter of 1995, reflecting the increase in fleet size and personnel additions primarily in dedicated and logistics operations. Purchased transportation expense increased 28 percent due to continued growth of intermodal volume and increased payments to third party companies for logistics services. Fuel and fuel taxes increased 10 percent, in line with the increase in the size of the fleet. Savings from a slightly lower fuel cost per gallon was offset by higher state fuel tax expense.

       Depreciation expense increased 31 percent due to significantly lower gains on the disposition of revenue equipment in 1995 and a 17 percent increase in the size of the trailing fleet. Operating supplies and expenses increased 13 percent, reflecting fleet size and travel expenses of dedicated and logistics personnel.

      The 15 percent increase in insurance and claims was partly due to some unusually high cargo damage experienced during the first quarter of 1995. Operating taxes and licenses increased 13 percent due to fleet size and slightly higher accrual rates. The significant decrease in communication and utilities was primarily due to certain rate reductions and credits recognized during the first quarter of 1995. General and administrative expense reflects certain equipment rental credits which more than offset increases in driver advertising and recruiting expenses.

      Interest expense increased by $1.5 million or 33 percent, primarily due to higher levels of debt associated with the acquisition of new containers and chassis during 1994 and slightly higher rates in 1995. The effective income tax rate was 37 percent in 1995 compared to 33 percent for the first quarter of 1994. The 1994 rate was lower reflecting tax credits and favorable state tax audits settled during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities for the first quarter of 1995 was $56.2 million, compared to $60.8 million in 1994. Except for a slight increase in accounts receivable, net cash provided by operations during the first quarter of 1995 was in line with normal expectations for such period. Net additions to property and equipment during the first quarter of 1995 totaled $33.2 million compared to $54.7 million in 1994. This decrease primarily reflects lower capital expenditures for containers, chassis and on-board computer equipment. With more than 75 percent of the dry van fleet converted to containers, capital spending during 1995 should remain below 1994 levels.

      The Company plans to fund future capital expenditures with cash provided by operating activities and additional borrowings, if required.

                            PART II

                       OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None applicable.

ITEM 2.   CHANGES IN SECURITIES
          None applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None applicable.

ITEM 5.   OTHER INFORMATION
          None applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits
               27    Financial Data Schedules

          (b)  Reports on Form 8-K
               None were filed during the period covered by this report.

                          SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               J.B. HUNT TRANSPORT SERVICES, INC.

DATE:   May 10, 1995           BY: /s/ Kirk Thompson
     ---------------------         ------------------------------
                                   Kirk Thompson
                                   President and
                                   Chief Executive Officer

DATE:   May 10, 1995           BY: /s/ Jerry  W. Walton
     ---------------------         ------------------------------
                                   Jerry W. Walton
                                   Executive Vice President, Finance
                                   and Chief Financial Officer