Form 10-Q
period 1995-06-30
HUNT J B TRANSPORT SERVICES INC
filed 1995-08-14
CIK 728535

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended June 30, 1995

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


The number of shares of the Company's $.01 par value common stock outstanding on June 30, 1995 was 38,577,164.

                                    PART I

                            FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1995.

The interim consolidated financial statements have been reviewed by KPMG Peat Marwick LLP, independent public accountants.

These interim consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1994.

                               INDEX

Consolidated Statements of Earnings for the Three and Six Months
Ended June 30, 1995 and 1994........................................... Page 3

Consolidated Balance Sheets as of
June 30, 1995 and December 31,1994..................................... Page 4

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 1995 and 1994................................ Page 5

Notes to Consolidated Financial Statements
as of June 30, 1995.................................................... Page 6

Review Report of KPMG Peat Marwick LLP................................. Page 8

ITEM 2.

Management's Discussion and Analysis of Results of Operations
and Financial Condition................................................ Page 9

                     J.B. HUNT TRANSPORT SERVICES, INC.


                    CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share data)
                                (unaudited)

                                           Three Months Ended      Six Months Ended
                                                 June 30               June 30
                                           -------------------   -------------------
                                             1995       1994       1995       1994
                                           --------   --------   --------   --------
Operating revenues                         $329,219   $297,735   $638,643   $562,398

Operating expenses:
  Salaries, wages and employee benefits     115,487    100,599    220,604    193,164
  Purchased transportation                   83,362     68,410    160,814    128,774
  Fuel and fuel taxes                        34,555     32,075     70,137     64,468
  Depreciation                               33,755     25,864     65,778     50,356
  Operating supplies and expenses            26,331     20,010     47,318     38,572
  Insurance and claims                       11,974      9,870     22,515     19,062
  Operating taxes and licenses                6,976      7,058     12,855     12,242
  General and administrative expenses         9,588      7,679     15,900     13,688
  Communication and utilities                 3,977      2,985      5,770      5,868
                                           --------   --------   --------   --------
    Total operating expenses                326,005    274,550    621,691    526,194
                                           --------   --------   --------   --------
    Operating income                          3,214     23,185     16,952     36,204
Interest expense                              6,609      4,532     12,585      9,019
                                           --------   --------   --------   --------
    Earnings (loss) before income taxes      (3,395)    18,653      4,367     27,185
Income taxes                                 (1,256)     7,078      1,616      9,884
                                           --------   --------   --------   --------
    Net earnings (loss)                    $ (2,139)  $ 11,575   $  2,751   $ 17,301
                                           ========   ========   ========   ========
Common shares outstanding                    38,569     38,540     38,562     38,521
                                           ========   ========   ========   ========
Earnings (loss) per share:                 $  (0.06)  $   0.37   $   0.07   $   0.45
                                           ========   ========   ========   ========

                      J.B. HUNT TRANSPORT SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)



                                       June 30, 1995      December 31, 1994
                                       -------------      ------------------
ASSETS
------
Current assets:
  Cash and temporary investments           $    3,233         $    2,142
  Accounts receivable                         144,998            138,295
  Prepaid expenses                             26,272             32,713
  Deferred income taxes                         8,083              8,083
                                           ----------         -----------
    Total current assets                      182,586            181,233
                                           ----------         -----------
Property and equipment                      1,175,424          1,089,235
  Less accumulated depreciation               353,594            299,539
                                           ----------         -----------
    Net property and equipment                821,830            789,696
Other                                          23,230             22,770
                                           ----------         -----------
                                           $1,027,646           $993,699
                                           ==========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt        $  95,150              68,075
  Trade accounts payable                      73,214              48,847
  Claims accruals                             35,956              34,248
  Accrued expenses                            25,032              24,031
  Other current liabilities                      115               2,720
                                           ----------         -----------
    Total current liabilities                229,467             177,921
                                           ----------         -----------
Long-term debt                               292,506             299,243
Claims accruals                               16,750              16,750
Deferred income taxes                        116,784             121,887
Stockholders' equity                         372,139             377,898
                                           ----------         -----------
                                          $1,027,646            $993,699
                                          ===========         ===========


                      J.B. HUNT TRANSPORT SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                                     June 30
(In thousands)                                                     (Unaudited)
                                                              ----------------------
                                                                 1995         1994
                                                              ---------    ---------

Cash flows from operating activities:
  Net earnings                                                $   2,751    $  17,301
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation, net of gain on disposition of equipment        65,778       50,356
    Provision (credit) for noncurrent deferred income taxes      (5,103)       3,419
    Tax benefit of stock options exercised                          287          704
    Changes in assets and liabilities:
      Accounts receivable                                        (6,703)      14,793
      Prepaid expenses                                            6,441       (1,094)
      Trade accounts payable                                     24,367       33,452
      Claims accruals                                             1,708       (2,752)
      Other current liabilities                                  (1,604)       2,200
                                                              ---------    ---------
        Net cash provided by operating activities                87,922      118,379
                                                              ---------    ---------
Cash flows from investing activities:
  Additions to property and equipment                          (119,441)    (161,420)
  Proceeds from sale of equipment                                21,529       35,199
  Increase in other assets                                       (5,765)      (6,096)
                                                              ---------    ---------
        Net cash used in investing activities                  (103,677)    (132,317)
                                                              ---------    ---------
Cash flows from financing activities:
  Net borrowings of long-term debt                               20,338       16,158
  Proceeds from sale of treasury stock                              363        1,332
  Dividends paid                                                 (3,855)      (3,849)
                                                              ---------    ---------
        Net cash provided by financing activities                16,846       13,641
                                                              ---------    ---------
        Net increase (decrease) in cash                           1,091         (297)
                                                              ---------    ---------
Cash - beginning of period                                        2,142        3,390
                                                              ---------    ---------
Cash - end of period                                          $   3,233    $   3,093
                                                              =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                  $  12,736    $   9,146
    Income Taxes                                                  3,645        3,431
                                                              =========    =========

                      J.B. HUNT TRANSPORT SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

(1) LONG-TERM DEBT

    Long-term debt consists of (in thousands):

                                                  6/30/95     12/31/94
                                                  --------    ---------

       Commercial paper                           $207,917     $182,595
       Senior notes payable, interest at 6.25%
         payable semiannually                       99,739       99,723
       Senior notes payable, interest at 7.75%
         payable semiannually                       10,000       10,000
       Senior notes payable, interest at 7.84%
         payable semiannually                       20,000       25,000
       Senior subordinated notes, interest at
         7.80% payable semiannually                 50,000       50,000
                                                  --------    ----------
                                                   387,656      367,318
       Less cureent maturities:                    (95,150)     (68,075)
                                                   --------    ---------
                                                   292,506      299,243
                                                  =========   ==========


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

(2)  CAPITAL STOCK

     The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and nonstatutory options to purchase Company common stock follows:



                                                                   Number of
                                    Number of    Option price       shares
                                      shares       per share      exercisable
                                    ---------    ------------     -----------

Outstanding at December 31, 1994     1,334,461   $ 6.00 - 24.63     399,536
                                                                    =======
   Granted                             72,500     15.63 - 19.25
   Exercised                         (100,780)     6.00 - 15.33
   Terminated                         (85,750)    10.83 - 23.00
                                     ---------    --------------

Outstanding at June 30, 1995        1,220,431      9.33 - 24.63     432,856
                                    ==========    ==============    =======


     On July 20, 1995, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on August 18, 1995 to stockholders of record on August 2, 1995.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of earnings and cash flows for the three and six months ended June 30, 1995 and 1994, in accordance with standards established by the American Institute of Certified Public Accountants.

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



Little Rock, Arkansas
July 18, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1994.

RESULTS OF OPERATIONS

The following table sets forth the change in amounts and percentage change between the second quarter of 1995 and the comparable period in 1994 of certain revenue, expense and operating items.


                   Three Months Ended June 30, 1995 vs. 1994
                     (In thousands except tractor data)


                                           Increase
                                           (Decrease)          %
                                           In Amounts        Change
                                           ----------        ------
Operating revenues                         $ 31,484            11%
                                           ========           ===
Average number of tractors in the fleet         815            12%
                                           ========           ===
Operating expenses:
     Salaries, wages and employee benefits $ 14,888            15%
     Purchased transportation                14,952            22%
                                           --------           ---
     Fuel and fuel taxes                      2,480             8%
     Depreciation                             7,891            31%
                                           --------           ---
     Operating supplies and expenses          6,321            32%
     Insurance and claims                     2,104            21%
                                           --------           ---
     Operating taxes and licenses               (82)           (1%)
     General and administrative expenses      1,909            25%
     Communication and utilities                992            33%
                                           --------           ---
        Total operating expenses             51,455            19%
                                           --------           ---
        Operating income                    (19,971)          (86%)
                                           ========           ====


   The following discussion relates to the table set forth above and the attached interim consolidated financial statements for the quarter ended June 30, 1995 and 1994.

   Operating revenues for the second quarter of 1995 increased 11 percent to $329.2 million, from $297.7 million in the second quarter of 1994. The average number of total tractors in the fleet increased 12 percent during the same period. Truck and intermodal dry van freight volume was unseasonably soft during the second quarter of 1995. The soft demand for dry van services also resulted in a slightly lower revenue per mile, primarily due to changes in freight mix. While dry van revenue for the second quarter of 1995 was essentially equal to 1994, continued growth of specialized carrier services such as dedicated contract, logistics, flatbed and special commodities accounted for the $31 million of increased revenue.

   Total operating expenses for the second quarter of 1995 increased $51.5 million, or 19 percent, over the comparable period of 1994. Operating income declined nearly $20 million to $3.2 million. In addition to soft demand, the significant decline in operating income was primarily due to fewer equipment gains, a driver pay increase and other cost increases.

   Salaries, wages and employee benefits increased 15 percent, reflecting a pay adjustment implemented in April, 1995 for the Company's least experienced drivers. Purchased transportation increased 22 percent primarily due to continued growth of intermodal volume and payments to third-party transportation companies for logistics services. Fuel and fuel taxes increased at a rate similar to the increase in revenue with 1995 fuel cost per gallon and miles per gallon approximately equal to 1994.

   The 31 percent increase in depreciation expense was due to significantly lower equipment gains in 1995 and higher levels of depreciation expense on a larger trailing equipment fleet and on-board computer equipment installed in tractors. The increase in operating supplies and expenses reflects significantly higher tractor maintenance costs associated with operating an older fleet. The Company may elect to operate slightly older tractors in certain fleets with local or regional traffic lanes.

   Insurance and claims expense increased 21 percent, primarily due to unusually high cargo claim costs. The Company's accident rate and liability cost in 1995 was similar to 1994. Operating taxes and licenses decreased slightly, due, in part, to the growth of intermodal traffic and a relative decrease in tractor miles. The 25 percent increase in general and administrative expenses was due primarily to higher levels of spending for driver advertising and recruiting and recognition of certain uncollectible accounts receivable amounts. Communications and utilities expense increased 33 percent due to certain rate reductions and credits recognized during the second quarter of 1994.

   Interest expense increased by $2.1 million or 46 percent, primarily related to higher levels of debt associated with the acquisition of new containers and chassis. The effective income tax rate was 37 percent in 1995 and 38 percent in 1994.


LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities for the six months ended June 30, 1995 was $ 87.9 million, compared to $ 118.4 million in
1994. Cash flow was negatively impacted by lower net earnings in 1995, deferred income tax accruals and an increase in the average time to collect accounts receivable. Net additions to property and equipment during the six months ended June 30, 1995 were $ 97.9 million, compared to $ 126.2 million in 1994. This decrease primarily reflects lower capital expenditures for trailing equipment. With more than 80 percent of the dry van fleet converted to containers, capital spending for 1995 should remain below 1994 levels.

     The Company filed a prospectus supplement with the Securities and Exchange Commission on June 14, 1995. The supplement enables the Company to sell up to $150 million of medium-term notes, due nine months or more from the date of issuance. The exact timing and amount of future note sales has not been determined.

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

ITEM 1.   LEGAL PROCEEDINGS
          None applicable.

ITEM 2.   CHANGES IN SECURITIES
          None applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of J. B. Hunt Transport Services, Inc. was held on May 11, 1995. Proxies for the meeting were solicited pursuant to Regulation 14A of the securities Exchange Act of 1934. At the meeting, stockholders voted on the following resolutions with the vote tabulations so indicated:

                                                                 Votes
                                                ---------------------------------
                                                   For       Against    Abstained
                                                ----------   ---------  ---------
     1.  To elect ten (10) directors and to
         fix the number of directors for
         the ensuing year at ten (10).          34,172,332           0   129,301


     2.  To approve the Amended                 27,549,508   1,534,479   231,055
         Management Incentive Plan


     3.  To ratify the appointment of
         KPMG Peat Marwick LLP as the
         Company's independent public
         accountants for the next fiscal year.  34,245,829      17,670    38,134


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


ITEM 5.   OTHER INFORMATION


     As discussed in Part 1, Item 2, the Company filed a prospectus supplement with the Securities and Exchange Commission on June 14, 1995.

     The Company filed an Amendment No. 1 to Form S-8 on July 7, 1995 (registration number 33-40028). This filing amended and restated the Company's Management Incentive Plan and registered an additional 2 million shares of common stock for issuance under the Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits
          27    Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company filed a Form 8-K on July 7, 1995, announcing the filing of a prospectus supplement enabling the sale of up to $150 million of medium-term notes. The Form 8-K also incorporated as exhibits certain documents related to the prospectus supplement and a press release dated June 19, 1995. The press release indicated that earnings for the second quarter ending June 30, 1995 would be significantly below expectations.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       J.B. HUNT TRANSPORT SERVICES, INC.


DATE:       August 9, 1995             BY:  /s/ Kirk Thompson
     ---------------------------          -------------------------------
                                            Kirk Thompson
                                            President and
                                            Chief Executive Officer



DATE:       August 9,1995              BY:   /s/ Jerry W. Walton
     ---------------------------          -------------------------------
                                             Jerry W. Walton
                                             Executive Vice President, Finance
                                             and Chief Financial Officer