Form 10-Q
period 1995-09-30
HUNT J B TRANSPORT SERVICES INC
filed 1995-11-01
CIK 728535

                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1995

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

                                     Yes  X     No
                                         ---       ---

THE NUMBER OF SHARES OF THE COMPANY'S $.01 PAR VALUE COMMON STOCK OUTSTANDING ON SEPTEMBER 30, 1995 WAS 38,692,399.

                                PART I

                          FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

   The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1995.

   The interim consolidated financial statements have been reviewed by KPMG Peat Marwick LLP, independent public accountants.

   These interim consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1994.

                                 Index
                                 -----

Consolidated Statements of Earnings for the Three and Nine Months
 Ended September 30, 1995 and 1994................................ Page 3

Consolidated Balance Sheets as of
 September 30, 1995 and December 31,1994.......................... Page 4

Consolidated Statements of Cash Flows for the
 Nine Months Ended September 30, 1995 and 1994.................... Page 5

Notes to Consolidated Financial Statements
 as of September 30, 1995......................................... Page 6

Review Report of KPMG Peat Marwick LLP............................ Page 8

ITEM 2.

Management's Discussion and Analysis of Results of Operations
 and Financial Condition.......................................... Page 9

                   J.B. HUNT TRANSPORT SERVICES, INC.


                   CONSOLIDATED STATEMENTS OF EARNINGS
                  (in thousands, except per share data)
                                (unaudited)

---------------------------------------------------------------------------------------------
                                                  Three Months Ended      Nine Months Ended
                                                     September 30            September 30
---------------------------------------------------------------------------------------------
                                                  1995          1994      1995         1994
---------------------------------------------------------------------------------------------
Operating revenues                               $355,114     $313,911   $993,757    $876,308

Operating expenses:
  Salaries, wages and employee benefits           119,082      103,411    339,686     296,575
  Purchased transportation                        101,451       77,173    262,265     205,947
  Fuel and fuel taxes                              35,818       32,712    105,956      97,180
  Depreciation                                     30,974       28,028     96,751      78,384
  Operating supplies and expenses                  24,875       20,952     72,192      59,524
  Insurance and claims                             14,074        9,242     36,589      28,304
  Operating taxes and licenses                      6,535        7,122     19,390      19,363
  General and administrative expenses               7,893        7,017     23,794      20,706
  Communication and utilities                       4,696        3,228     10,466       9,096
---------------------------------------------------------------------------------------------
    Total operating expenses                      345,398      288,885    967,089     815,079
---------------------------------------------------------------------------------------------
    Operating income                                9,716       25,026     26,668      61,229
Interest expense                                    6,135        5,257     18,720      14,275
Other non-operating expense                           660           --        660          --
---------------------------------------------------------------------------------------------
    Earnings before income taxes                    2,921       19,769      7,288      46,954
Income taxes                                        1,081        7,509      2,697      17,393
---------------------------------------------------------------------------------------------
    Net earnings                                   $1,840      $12,260     $4,591     $29,561
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Common shares outstanding                          38,669       38,616     38,598      38,553
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Earnings per share:                                 $0.05        $0.32      $0.12       $0.77
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

                        J.B. HUNT TRANSPORT SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)
                                    (unaudited)

-------------------------------------------------------------------------------------
                                          September 30, 1995       December 31, 1994
-------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and temporary investments             $     4,368              $     2,142
  Accounts receivable                            156,601                  138,295
  Prepaid expenses                                24,082                   32,713
  Deferred income taxes                            8,103                    8,083
-------------------------------------------------------------------------------------
    Total current assets                         193,154                  181,233
-------------------------------------------------------------------------------------
Property and equipment                         1,166,571                1,089,235
  Less accumulated depreciation                  366,838                  299,539
-------------------------------------------------------------------------------------
    Net property and equipment                   799,733                  789,696
Other                                             25,616                   22,770
-------------------------------------------------------------------------------------
                                              $1,018,503              $   993,699
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt           $   74,930              $    68,075
  Trade accounts payable                          76,712                   48,847
  Claims accruals                                 40,361                   34,248
  Accrued expenses                                23,581                   24,031
  Other current liabilities                          128                    2,720
-------------------------------------------------------------------------------------
    Total current liabilities                    215,712                  177,921
-------------------------------------------------------------------------------------
Long-term debt                                   293,950                  299,243
Claims accruals                                   16,750                   16,750
Deferred income taxes                            118,430                  121,887
Stockholders' equity                             373,661                  377,898
-------------------------------------------------------------------------------------
                                              $1,018,503              $   993,699
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

                  J.B. HUNT TRANSPORT SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30
(In thousands)                                           (Unaudited)
-----------------------------------------------------------------------------
                                                    1995              1994
-----------------------------------------------------------------------------
 Cash flows from operating activities:
 Net earnings                                       $ 4,591         $ 29,561
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation, net of gain on disposition
     of equipment                                    96,751           78,384
  Deferred income tax expense (benefit)              (3,477)           7,046
  Tax benefit of stock options exercised                316              718
  Changes in assets and liabilities:
   Accounts receivable                              (18,306)            (901)
   Prepaid expenses                                   8,631             (445)
   Trade accounts payable                            27,865           28,169
   Claims accruals                                    6,113             (526)
   Other current liabilities                         (3,042)           3,992
-----------------------------------------------------------------------------
    Net cash provided by operating activities       119,442          145,998
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Additions to property and equipment               (145,400)        (246,421)
 Proceeds from sale of equipment                     38,612           60,040
 Increase in other assets                            (8,464)          (7,206)
-----------------------------------------------------------------------------
    Net cash used in investing activities          (115,252)        (193,587)
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Net borrowings of long-term debt                     1,562           50,184
 Proceeds from sale of treasury stock                 2,263            2,615
 Dividends paid                                      (5,789)          (5,780)
-----------------------------------------------------------------------------
    Net cash provided by (used in) financing
       activities                                    (1,964)          47,019
-----------------------------------------------------------------------------
    Net increase (decrease) in cash                   2,226             (570)
-----------------------------------------------------------------------------
Cash - beginning of period                            2,142            3,390
-----------------------------------------------------------------------------
Cash - end of period                                $ 4,368          $ 2,820
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                         $ 19,056          $ 15,563
  Income Taxes                                        3,050             8,133
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       J.B. HUNT TRANSPORT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)  LONG-TERM DEBT

   Long-term debt consists of (in thousands):


                                            9/30/95           12/31/94
                                            -------           --------


     Commercial paper                       $189,133          $182,595
     Senior notes payable, interest at
       6.25% payable semiannually             99,747            99,723
     Senior notes payable, interest at
       7.75% payable semiannually             10,000            10,000
     Senior notes payable, interest at
       7.84% payable semiannually             20,000            25,000
     Senior subordinated notes, interest
       at 7.80% payable semiannually          50,000            50,000
                                            --------          --------
                                             368,880           367,318
     Less current maturities                 (74,930)          (68,075)
                                            --------          --------
                                            $293,950          $299,243
                                            --------          --------
                                            --------          --------


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

(2)  CAPITAL STOCK

      The  Company  maintains a Management  Incentive  Plan  that provides
various  vehicles  to  compensate  key  employees  with Company   common
stock.   A  summary  of  the  restricted   and nonstatutory options to
purchase Company common stock follows:

                                                                   Number of
                                      Number of     Option price     shares
                                       shares        per share     exercisable
                                      --------      ------------   -----------
Outstanding at December 31, 1994      1,334,461    $6.00 - 24.63    399,536
                                                                    -------
                                                                    -------
      Granted                         1,487,500    15.63 - 19.25
      Exercised                        (113,980)    6.00 - 15.33
      Terminated                       (100,750)   10.83 - 23.00
                                      ---------    -------------
Outstanding at September 30, 1995     2,607,231     9.33 - 24.63    418,906
                                      ---------    -------------    -------
                                      ---------    -------------    -------



      On October 19, 1995, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on November 22, 1995 to stockholders of record on November 3, 1995.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended September 30, 1995 and 1994, in accordance with standards established by the American Institute of Certified Public Accountants.

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

Little Rock, Arkansas
October 16, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

   The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1994.

RESULTS OF OPERATIONS

   The following table sets forth the change in amounts and percentage change between the third quarter of 1995 and the comparable period in 1994 of certain revenue, expense and operating items.

                Three Months Ended September 30, 1995 vs. 1994
                       (In thousands except tractor data)

                                                   Increase
                                                  (Decrease)           %
                                                  in amounts         change
                                                  ----------         ------
Operating revenues                                 $41,203             13%
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Average number of tractors in the fleet                484              7%
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Operating expenses:
  Salaries, wages and employee benefits            $15,671             15%
  Purchased transportation                          24,278             31%
---------------------------------------------------------------------------
  Fuel and fuel taxes                                3,106              9%
  Depreciation                                       2,946             11%
---------------------------------------------------------------------------
  Operating supplies and expenses                    3,923             19%
  Insurance and claims                               4,832             52%
---------------------------------------------------------------------------
  Operating taxes and licenses                        (587)            (8%)
  General and administrative expenses                  876             12%
  Communication and utilities                        1,468             45%
---------------------------------------------------------------------------
    Total operating expenses                        56,513             20%
---------------------------------------------------------------------------
    Operating income                               (15,310)           (61%)
---------------------------------------------------------------------------
---------------------------------------------------------------------------

   The following discussion relates to the table set forth above and the attached interim consolidated financial statements for the quarter ended September 30, 1995 and 1994.

   Operating revenues for the third quarter of 1995 increased 13 percent to $355.1 million, from $313.9 million in the third quarter of 1994. The average number of total tractors in the fleet increased 7 percent during the same period. The truckload market remained soft during the third quarter of 1995. This soft demand combined with excess equipment capacity resulted in lower truck and intermodal rates. Lower revenue per loaded mile, in turn, reduced margins compared to the third quarter of 1994. Revenue and load count for core dry van operations during the current quarter were essentially equal to 1994. Within dry van operations, intermodal load count increased 24 percent for the third quarter of 1995, while truck only load count decreased 11 percent.

   Total operating expenses for the third quarter of 1995 increased $56.5 million, or 20 percent, over the comparable period of 1994. Operating income declined $15.3 million to $9.7 million. In addition to soft demand and lower revenue per mile, a number of expense categories increased more rapidly than revenue. The continued increase of intermodal and third party logistics volume changes the typical relationship of certain expense categories to operating revenues. This business results in revenue growth since the Company bills the customer for freight transportation services. However, Company equipment and driver related expenses such as fuel and fuel taxes, depreciation and driver wages may not remain proportional to revenue. At the same time, purchased transportation may increase significantly reflecting payments to railroads and third party carriers. The Company believes that increased intermodal and logistics operations may ultimately impact expense and margin trends. However, no material specific trends or components have yet been identified which significantly impact the results of operations.

   Salaries, wages and employee benefits increased 15 percent, reflecting a pay increase implemented in April, 1995 for the Company's least experienced drivers. Higher worker's compensation, medical and retirement plan costs also contributed to this increase. Purchased transportation increased 31 percent, primarily due to continued growth of intermodal and third party logistics volume. Fuel and fuel taxes increased 9 percent, essentially in line with the 7 percent growth in the tractor fleet, combined with slightly higher fuel cost per gallon. Depreciation expense increased 11 percent, reflecting a 9 percent increase in the trailing fleet and on-board computer equipment installed in all road tractors. Depreciation expense also reflects net gain on the disposition of revenue equipment which approximated $3.5 million in each quarter.

   Operating supplies and expenses increased 19 percent, primarily due to higher tractor maintenance and repair expenses. The Company has elected to retain certain older model tractors. The significant increase in insurance and claims expense was due primarily to two serious accidents which occurred during the third quarter of 1995. Operating taxes and licenses declined, in part, due to growth of intermodal and third-party logistics, and certain credits and refunds from taxing authorities. The general and administrative expense increase reflects higher reserves for certain questionable or uncollectible accounts receivable. The 45 percent increase in communications and utilities was primarily due to certain rate reductions and credits recognized during the third quarter of 1994.

   Interest expense increased by $.9 million, primarily related to higher levels of debt associated with the acquisition of new containers and chassis. Other non-operating expense relates to losses incurred in connection with non-operating investments which were recognized according to the equity method of accounting. The effective income tax rate was 37 percent in 1995 and 38 percent in 1994.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities for the nine months ending September 30, 1995 was $119.4 million, compared to $146.0 million in 1994. Cash flow was negatively impacted by lower net earnings and increased accounts receivable. The increase in accounts receivable was primarily a result of higher operating revenues, since the average time to collect was similar for both periods. The Company's current ratio was 1.02 at December 31, 1994, .80 at June 30, 1995, and .90 at September 30, 1995. The primary reason for the improved current ratio from June, 1995 to the current quarter was a decrease in the current portion of long-term debt. The Company expects its short-term liquidity measurements to fluctuate slightly with capital spending levels, funding programs and earnings. Net additions to property and equipment were $106.8 million for the nine months ended September 30, 1995, compared to $186.4 in 1994. This decrease primarily reflects lower capital expenditures for trailing equipment. The dry van fleet consisted of 82 percent new-design containers and chassis at September 30, 1995.

   The Company filed a prospectus supplement with the Securities and Exchange Commission on June 14, 1995. The supplement enables the Company to sell up to $150 million of medium-term notes, with maturities of nine months or more from the date of issuance. To date no sales have been made related to this supplement.

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


ITEM 1. LEGAL PROCEEDINGS
        None applicable.


ITEM 2. CHANGES IN SECURITIES
        None applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None applicable.


ITEM 5. OTHER INFORMATION

        The Company announced on October 19, 1995 that the Board of Directors had authorized the repurchase of up to 1.0 million shares of outstanding common stock. This announcement was in addition to a Board authorization in October, 1994 to repurchase up to 500,000 shares, of which approximately 410,000 have been purchased. The Company intends to hold these shares in treasury for general corporate purposes, which may include employee stock options and restricted stock awards.

        At an October 19, 1995 meeting, the Board of Directors established a special non-qualified stock option plan to provide incentive compensation to the new Chairman of the Board. The plan must be approved by the shareholders of the Company at the annual meeting in May of 1996. The plan allows the Chairman the option to purchase up to 2.5 million shares of the company's $0.01 par value common stock at a price of $17.63. These options are exercisable after five years, except for special circumstances in which the options vest earlier. The options must be exercised within one year of vesting and all unexercised options will terminate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
        27       Financial Data Schedule

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      J.B. HUNT TRANSPORT SERVICES, INC.


DATE:    November 1, 1995              BY: /s/ Kirk Thompson
     ---------------------------          ---------------------------------
                                           Kirk Thompson
                                           President and
                                           Chief Executive Officer


DATE:    November 1, 1995              BY: /s/ Jerry W. Walton
     ---------------------------          ---------------------------------
                                           Jerry W. Walton
                                           Executive Vice President, Finance
                                           and Chief Financial Officer