Form 10-K
period 1995-12-31
HUNT J B TRANSPORT SERVICES INC
filed 1996-04-01
CIK 728535

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED                     COMMISSION FILE NUMBER
      DECEMBER 31, 1995                                  0-11757


                      J.B. HUNT TRANSPORT SERVICES, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 ARKANSAS                                   71-0335111
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

           615 J.B. HUNT CORPORATE DRIVE                         72745
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

THE AGGREGATE MARKET VALUE OF 17,552,075 SHARES OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 29, 1996 WAS $320,325,369 (BASED UPON $18.25 PER SHARE BEING THE CLOSING SALE
PRICE ON THAT DATE, AS REPORTED BY NASDAQ). IN MAKING THIS CALCULATION, THE ISSUER HAS ASSUMED, WITHOUT ADMITTING FOR ANY PURPOSE, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT, AND NO OTHER PERSONS, ARE AFFILIATES.

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF FEBRUARY 29, 1996: 38,010,296.

                     DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE NOTICE AND PROXY STATEMENT FOR THE 1995 ANNUAL STOCKHOLDERS' MEETING TO BE HELD MAY 9, 1996, PART II.

PART I

ITEM 1.   BUSINESS

GENERAL

     J.B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries ("JBH" or the "Company") is a diversified transportation services and logistics company operating under the jurisdiction of the U.S. Department of Transportation, formerly the Interstate Commerce Commission ("ICC"), and various state regulatory agencies. JBH is an Arkansas holding company incorporated on August 10, 1961. Through its subsidiaries JBH transports full-load containerizable freight throughout the continental United States and portions of Canada and Mexico. The Company also provides logistics and transportation-related services which may utilize JBH equipment and employees or may employ equipment and services provided by unrelated third parties in the transportation industry.

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

     JBH was granted certain Canadian authority initially in 1988 and currently transports freight to and from all points in the continental United States to Quebec, British Columbia and Ontario. The Company has authorization to operate directly in all the Canadian provinces, but to date has served additional points in Canada primarily through interchange operations with Canadian motor carriers. The Company has provided transportation services to and from Mexico since 1989 through interchange operations with various Mexican motor carriers. A joint venture agreement with Transportacion Maritima Mexicana, the largest transportation company in Mexico, was signed in 1992.

     In 1990, JBH initiated intermodal operations with the Atchison, Topeka and Santa Fe Railway Company. In accordance with this agreement, freight may be transported by rail utilizing traditional trailer-on-flatcar (TOFC) or container-on-flatcar (COFC) medium. Since this initial agreement with Santa Fe, intermodal operations have been expanded to include arrangements with ten railroads. A number of these rail routes allow the utilization of a newly-designed container which can be double-stacked to provide improved productivity. Substantially all of the freight carried under these rail arrangements is guaranteed space on trains and receives preferential loading and unloading at rail facilities.

     The Company also offers related full truckload transportation services. Flatbed and special (hazardous) commodities operations were commenced in 1991. A Texas intrastate operation was also acquired in 1991. A growing number of shippers are interested in logistics and dedicated equipment services, whereby all transportation requirements can be outsourced and provided by one management and services company. JBH commenced offering logistics services in 1992 and dedicated equipment in 1993. A new operation was initiated in late 1994 to provide transportation services to the direct merchandising industry transporting small parcels.

MARKETING AND OPERATIONS

    The truckload ("T/L") market has traditionally been a lower price, lower service market when compared to the less-than-truckload ("LTL") segment. The Company has opted to provide a premium service and charge compensating rates rather than compete primarily on the basis of price.

     The Company's business is well diversified and no one customer accounted for more than 6% of revenues during 1995 or 1994. Marketing efforts include significant focus on the diversified group of "Fortune 500" customers. A broad geographic dispersion and a good balance in the type of industries served allow JBH some protection from major seasonal fluctuations. However, consistent with the T/L industry in general, freight is typically stronger in the second half of the year with peak months being August, September and October. In addition, demand for services is usually strong at the end of the first two calendar quarters (i.e., March and June). Revenue is also affected by bad weather and holidays, since revenue is directly related to available working days of shippers.

     The Company markets door-to-door T/L service through its nationwide marketing network. Services involving intermodal transportation mediums are billed by JBH and all inquiries, claims and other customer contact are handled by the Company. In late 1994, the Company reorganized its dry van and intermodal operations into five geographically based regions.

PERSONNEL

     At December 31, 1995, JBH employed 12,020 people, including 9,073 drivers. The transportation industry and the Company have experienced shortages of qualified drivers from time to time. The Company has developed an extensive program to attract, train and retain drivers.

     Both experienced and non-experienced drivers are trained in all phases of Company policies and operations, as well as defensive driving, safety techniques and fuel efficient operation of equipment. During 1992, three distinct driving designations (local, regional or zone and over-the-road) were identified in order to get drivers home more frequently and provide specific support for intermodal and regional operations. Drivers are compensated based upon miles driven, a specified rate per week, or a combination of both. Additional compensation may be earned based upon fuel economy and other performance criteria. The Company also employed approximately 1,030 mechanics as of December 31, 1995. In the opinion of management, the Company's relationship with all of its employees is excellent.

REVENUE EQUIPMENT

     At December 31, 1995, JBH owned 7,706 tractors, 7,556 trailers and 17,062 specially designed containers. The average age of the tractor and trailing equipment fleet was slightly more than two and one half years. In late 1992, the Company announced the development of a new multi-purpose container which can be placed on a chassis for transportation over the road by truck and also moved by rail or ship. The container and chassis combination may be transported by rail (TOFC) or the container can be separated from the chassis and double-stacked (COFC) on the rail for improved productivity. The Company intends to continue the conversion of a significant portion of its dry van trailer fleet to these containers.

     A periodic maintenance program is strictly enforced for all revenue equipment based upon the specific type and use of the equipment. JBH believes that modern, late-model, clean equipment differentiates quality service in the marketplace. A professional maintenance program minimizes downtime, increases utilization and enhances the trade-in value of used equipment.

COMPETITION

     JBH is the largest publicly held T/L carrier in the United States. It competes primarily with other irregular route, T/L common carriers. LTL common carriers and private carriers generally provide limited competition. JBH is one of a few carriers offering nationwide logistics management and dedicated revenue equipment services. Although a number of carriers may provide competition on a regional basis, only a limited number of companies represent competition in all markets. The extensive rail network developed in conjunction with the various railroads also allows the Company the opportunity to differentiate its services in the marketplace.

REGULATION

     The Company is a motor common carrier regulated by the United States Department of Transportation (formerly the ICC). The federal government generally governs activities such as authority to engage in interstate motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting.

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

     In addition to the corporate headquarters, the Company owns a separate 61-acre tract in Lowell, Arkansas with three separate buildings totaling 21,000 square feet of office space and 90,000 square feet of maintenance and warehouse space. These buildings serve as the Lowell operations terminal, tractor and trailer maintenance facilities and additional administrative offices. A new terminal and maintenance facility is being constructed in Chicago, Illinois and will be occupied in mid 1996.

A summary of the Company's principal facilities follows:


LOCATION
- --------                                  MAINTENANCE SHOP    OFFICE SPACE
VAN DIVISION TERMINALS         ACREAGE     (SQUARE FEET)      (SQUARE FEET)
- ----------------------         -------    ----------------    -------------
  Atlanta, Georgia                  30            29,800            10,400
  Chicago, Illinois                 10             5,800             6,400
  Dallas, Texas                     14            24,000             7,800
  Detroit, Michigan                  9            44,300            10,800
  East Brunswick, New Jersey        19             3,000             7,800
  Houston, Texas                    13            24,700             7,200
  Little Rock, Arkansas             24            29,200             7,200
  Lowell, Arkansas                  40            50,200            14,000
  Lowell, Arkansas
   (trailer facilities)             14            29,800             3,700
  South Gate, California            12            12,000             5,500

FLATBED DIVISION TERMINAL
- -------------------------
  Hueytown, Alabama                  9            16,000             3,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1995 Annual Stockholders' Meeting was held on May 11, 1995. At that meeting, the following matters were submitted to a vote of security holders:

1. To elect ten (10) directors and to fix the number of directors for the ensuing year at ten (10).

                                        FOR         AGAINST      ABSTAIN
                                     ---------      -------      -------
     Number of shares voted          34,172,332          0       129,301
     Percentage of shares voted           99.62%      0.00%          .38%


2.   To approve the Amended Management Incentive Plan.

                                        FOR         AGAINST      ABSTAIN
                                     ---------      -------      -------
     Number of shares voted          27,549,508     1,534,479    231,055
     Percentage of shares voted           93.98%         5.23%       .79%

3. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the next fiscal year.

                                        FOR         AGAINST      ABSTAIN
                                     ---------      -------      -------
     Number of shares voted          34,245,829      17,670       38,134
     Percentage of shares voted           99.84%        .05%         .11%

    No matters were submitted during the fourth quarter of 1995 to a vote of security holders.

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


                         CALENDAR YEAR  1994      CALENDAR YEAR  1995
PERIOD                    HIGH         LOW          HIGH       LOW
- ------                   ------       ------       ------     ------
1st Quarter              $25.75       $21.75       $20.13     $15.25
2nd Quarter               23.38        17.50        19.50      16.13
3rd Quarter               19.25        15.75        19.50      14.88
4th Quarter               17.25        15.00        17.13      12.75

     On February 29, 1996, the high and low sales prices for the Company's common stock as reported by the NASDAQ were $18.50 and $18.25, respectively. As of February 29, 1996, the Company had 2,275 stockholders of record.

DIVIDEND POLICY

     On January 24, 1996, the Board of Directors declared a quarterly dividend of $.05 per share, payable on February 16, 1996 to shareholders of record on February 2, 1996. Although it is the present intention of the Board of Directors to continue quarterly dividends, payment of future dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors. The Company declared and paid cash dividends of $.20 per share in 1995 and 1994.

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

YEARS ENDED DECEMBER 31               1995        1994        1993       1992      1991      1990      1989      1988      1987
- -----------------------            ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
Operating revenues                 $1,352,225  $1,207,601  $1,020,921  $911,982  $733,288  $579,831  $509,278  $392,553  $286,419
Earnings (loss) before
 cumulative effect of changes
 in accounting methods                 (2,170)     40,392      38,221    36,933    29,459    30,048    30,615    33,045    22,415
Earnings (loss) per share before
 cumulative effect of changes
 in accounting methods                   (.06)       1.05        1.00      1.03       .85       .85       .87       .93       .63
Cash dividends per share                  .20         .20         .20       .20       .19       .16       .16       .13       .11
Total assets                        1,016,782     993,699     862,442   715,741   520,130   452,734   384,684   300,199   250,274
Long-term debt                       339,0152      99,243     303,499   216,254   156,930   137,597   104,955    65,358    69,000
Stockholders' equity                  356,939     377,898     343,964   308,626   215,761   191,074   175,518   150,126   121,316

Percentage of Operating Revenue

YEARS ENDED DECEMBER 31           1995     1994     1993     1992     1991     1990     1989     1988     1987
- -----------------------          -----    -----    -----    -----    -----    -----    -----    -----    -----
Operating  revenues              100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Operating expenses:
  Salaries, wages
   and employee benefits          33.8     33.5     36.4     38.2     40.0     41.4     42.1     41.4     39.6
  Purchased transportation        26.8     23.9     18.4     12.2      7.0      0.7      0.7      0.6      0.4
  Fuel and fuel taxes             10.6     10.9     12.4     14.2     16.3     17.3     15.7     14.3     15.8
  Depreciation                     9.6      9.2      8.2      9.5      9.4      9.7      9.5      9.7     10.3
  Operating supplies and
   expenses                        7.0      6.9      7.2      7.4      8.0      8.8      8.5      7.8      7.1
  Insurance and claims             3.8      3.1      4.0      4.8      4.7      5.4      4.5      4.3      4.4
  General and administrative       2.4      2.2      1.9      2.0      2.1      2.3      1.7      1.3      1.3
  Operating taxes and licenses     2.0      2.2      2.8      2.8      3.0      3.2      3.5      3.4      3.7
  Special charges                  1.3        -        -        -        -        -        -        -        -
  Communication and utilities      1.1      1.1      1.0      1.3      1.4      1.4      1.7      2.0      2.4
                                 -----    -----    -----    -----    -----    -----    -----    -----    -----
    Total operating expenses      98.4     93.0     92.3     92.4     91.9     90.2     87.9     84.8     85.0
                                 -----    -----    -----    -----    -----    -----    -----    -----    -----
Operating income                   1.6      7.0      7.7      7.6      8.1      9.8     12.1     15.2     15.0
Interest expense                   1.8      1.6      1.4      1.2      1.5      1.2      1.8      1.7      1.4
Income taxes                         -      2.1      2.6      2.3      2.6      3.4      4.3      5.1      5.7
Cumulative effect of changes
 in accounting methods               -        -        -      0.2     (0.2)       -        -        -     (1.2)
                                 -----    -----    -----    -----    -----    -----    -----    -----    -----
Net  earnings  (loss)             (0.2%)    3.3%     3.7%     4.3%     3.8%     5.2%     6.0%     8.4%     9.1%
                                 -----    -----    -----    -----    -----    -----    -----    -----    -----
                                 -----    -----    -----    -----    -----    -----    -----    -----    -----

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements which appear elsewhere in this report.

RESULTS OF OPERATIONS

        The following table sets forth the change in amounts and percentage change between years of certain revenue, expense and operating items.

(Dollars in thousands, except tractor data)

                                    1995 COMPARED TO 1994    1994 COMPARED TO 1993
                                    ---------------------    ---------------------
                                     INCREASE                 INCREASE
                                    (DECREASE)               (DECREASE)
                                    IN AMOUNTS   % CHANGE    IN AMOUNTS   % CHANGE
                                    ----------   --------    ----------   --------
Average number of tractors
 in the fleet                             465        7%            204        3%
                                     --------      ---        --------       --
                                     --------      ---        --------       --

Operating revenues                   $144,624       12%       $186,680       18%
Operating expenses:
  Salaries, wages and
   employee benefits                   52,431       13          33,287        9
  Purchased transportation             74,836       26         100,427       53
  Fuel and fuel taxes                  12,213        9           4,060        3
  Depreciation                         19,603       18          27,452       33
  Operating supplies and expenses      11,653       14            9428       13
  Insurance and claims                 12,756       34          (2,473)      (6)
  General and administrative
   expenses                             6,022       22           7,927       42
  Operating taxes and licenses           (594)      (2)         (1,889)      (7)
  Special charges                      17,296                       --
  Communication and utilities           1,959       15           2,191       21
                                     --------      ---        --------       --
    Total operating expenses          208,175       19%        180,410       19%
                                     --------      ---        --------       --
    Operating income after
     special charges                 $(63,551)     (75%)      $  6,270        8%
                                     --------      ---        --------       --
                                     --------      ---        --------       --
    Operating income before
     special charges                 $(46,255)     (54%)      $  6,270        8%
                                     --------      ---        --------       --
                                     --------      ---        --------       --

        The following table sets forth certain industry operating data of the Company.

YEARS ENDED DECEMBER 31               1995        1994        1993       1992      1991      1990      1989
- -----------------------            ---------   ---------   ---------   -------   -------   -------   -------
Total loads                        1,361,251   1,187,815   1,081,013   960,031   796,929   596,574   536,448
Average number of tractors in
 the fleet during the year             7,559       7,094       6,890     6,424     5,286     4,413     3,616
Tractors operated (at year end)        7,706       7,412       6,775     7,004     5,843     4,729     4,096
Trailers/containers (at year end)     24,618      22,687      19,089    17,391    12,389    10,563     9,339
Tractor miles (in thousands)         772,199     740,626     718,767   733,700   638,926   551,175   495,377

OPERATING REVENUES

        Operating revenues increased $144.6 million (12%) from 1994 to 1995 and $186.7 million (18%) from 1993 to 1994. These increases in revenue were primarily due to expansion of specialized carrier operations and continued growth of intermodal volume. The increase in revenue between years includes the following by type of freight:

Increase in Revenue
(millions of dollars)

                                            1995 COMPARED   1994 COMPARED
                                               TO 1994         TO 1993
                                            -------------   -------------
Intermodal                                     $ 76.8           $110.5
Dedicated Contract                               58.5             41.2
Logistics Management                             17.8             48.3
Flatbed                                          10.0             12.5
Other (including conversion of
 dry van truck freight to intermodal)           (18.5)           (25.8)
                                               ------           ------
                                               $144.6           $186.7
                                               ------           ------
                                               ------           ------

        The average number of tractors in the fleet increased 7% from 1994 to 1995 and 3% from 1993 to 1994. The strategy of providing diversified transportation services which utilize intermodal, and full-service logistics management, which utilizes third party revenue equipment, results in revenue growth that does not require a comparable increase in the tractor fleet. Dry van truck freight rates decreased approximately 1% from 1994 to 1995, but increased 4% from 1993 to 1994. Intermodal freight rates declined approximately 3% from 1994 to 1995 and were essentially flat from 1993 to 1994. These decreases negatively impacted earnings in 1995.

        Revenue growth during 1995 and 1994 primarily reflects a focus on the following:

          * The Company made a commitment in 1990 to utilize intermodal as an integral part of dry service. Intermodal operations include arrangements with ten different railroads across the United States and portions of Canada and Mexico. Intermodal revenue increased by 19% during 1995 and 37% during 1994.

          * The dedicated contract services unit which commenced operations in 1993 continued to contribute to revenue growth. Dedicated revenue increased approximately 110% in 1995 and more than 300% in 1994 over a partial year of operation in 1993.

          * Logistics services, which commenced operations in 1992, also continued to grow rapidly. Revenue increased 22% in 1995 and in excess of 150% in 1994.

        The Company expects that revenue growth is sustainable in the near term. Management expects to continue its focus on intermodal, dedicated contract services, logistics management and other special service offerings related to truckload freight.

OPERATING EXPENSES

     Operating expenses as a percentage of operating revenue (operating ratio) were 98.4% in 1995 and 93.0% in 1994. The operating ratio excluding special charges recorded in 1995 was 97.1%.

     The primary reasons for the increase in operating ratio and the decrease in operating income from 1994 to 1995 were:

      * Special charges were recorded to reduce the carrying value of idle and under-performing assets primarily related to the Company's decision to exit the auto hauling business. These special charges, which were recorded during the fourth quarter of 1995, increased operating expenses and reduced operating income by $17.3 million.

      * Gains on dispositions of revenue equipment, which are offset against depreciation expense, were $8.1 million in 1995 and $12.3 in 1994. These lower gains in 1995 increased operating expenses and reduced operating income by $4.2 million. Management expects gains on future equipment dispositions to be lower due to a softer used equipment market and changes of salvage values and useful lives made during 1993 and 1994 for certain revenue and service equipment. See Note 1(d) of the Notes to Consolidated Financial Statements.

      * Salaries, wages and employee benefits increased 13% from 1994 to 1995. This increase was due in part to a driver pay increase implemented in April 1995 for the Company's least experienced drivers.

       * Fuel and fuel taxes increased 9% from 1994 to 1995, primarily due to a decrease in miles per gallon and a slight increase in cost per gallon. Insurance and claims expense increased 34% from 1994 to 1995. While the number of accidents did not increase significantly during 1995, a small number of severe accidents occurred during late 1995 which fell within the Company's self-insured limits.

     Purchased transportation expense increased 26% from 1994 to 1995. This increase reflects payments to railroads and third-party companies for intermodal and transportation services provided to the Company. Management believes the increase in intermodal volume has not contributed to the overall increase in operating ratio and decrease in operating income, and should ultimately improve earnings.

     Interest expense increased approximately $5.0 million during 1995 and $5.9 million during 1994. These increases were primarily due to higher levels of debt associated with the acquisition of new containers and chassis, and slightly higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Consolidated Statements of Cash Flows and the Consolidated Balance Sheets.

     The Company generates significant cash from operating activities and has substantial borrowing capacity to meet its operating, committed and contemplated cash expenditures.

     Net cash provided by operating activities was $175 million in 1995, $172 million in 1994 and $122 million in 1993. Net cash provided in 1993 was reduced by approximately $29 million of accounts receivable at December 31, 1993 related to the sale of revenue equipment which was received in early 1994. Trade accounts payable at December 31, 1995 includes approximately $24 million due to revenue equipment suppliers for service equipment received in 1995, which funds were disbursed in early 1996.

     A commitment was made in 1992 to increase levels of capital spending and convert the majority of the dry van trailing equipment fleet to newly designed multi-purpose containers and chassis. As of December 31, 1995 more than 80% of the dry van trailer fleet had been converted. Net capital expenditures declined to $155 million in 1995 from $219 million in 1994 and $197 million in 1993. These expenditures were funded with proceeds from long-term debt and cash generated from operations.

SELECTED BALANCE SHEET DATA


AS OF DECEMBER 31                                      1995    1994   1993
- ------------------------------------------------------------------------------
Working capital ratio                                  1.01    1.02   1.76
Current maturities of long-term debt (millions)        30.3    68.1     --
Total debt (millions)                                 369.3   367.3  303.5
Total debt to equity                                   1.03     .97    .88
Total  debt as a percentage of total capital            .51     .49    .47

     While total debt levels have increased during 1994 and 1995, primarily due to capital expenditures, the 1993 working capital ratio was unusually high because no debt was classified as current at December 31, 1993. The Company's liquidity has essentially remained the same during 1994 and 1995.

     The Company is authorized to issue up to $250 million in notes under a commercial paper note program, of which $145 million was outstanding at December 31, 1995. The Company filed a prospectus supplement with the Securities and Exchange Commission in June 1995 to issue up to $150 million of medium-term notes, of which $50 million of senior notes were outstanding at December 31, 1995. In addition, the Company had approximately $166 million of uncommitted lines of credit, none of which were outstanding at December 31, 1995.

     As of December 31, 1995, the Company had committed to purchase approximately $203 million of revenue and service equipment (net cost, after expected proceeds from sale or trade-in allowances of $51 million).

     In October 1995 the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock, from time-to-time in the open market or through privately negotiated transactions at prevailing market prices. This was in addition to an authorization in October 1994 to repurchase up to .5 million shares. During 1995, the Company repurchased 513,742 shares at market prices ranging from $13.125 per share to $15.625 per share. During 1994, the Company repurchased 134,500 shares at market prices ranging from $15.125 per share to $15.75 per share. The Company intends to hold these shares in treasury for general corporate purposes, which may include employee stock options and restricted stock awards.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     PAGE
                                                                     ----

Management's and Independent Auditors' Report                          13

Consolidated Balance Sheets at December 31, 1995 and 1994              14

Consolidated Statements of Operations for the years ended
 December 31, 1995, 1994 and 1993                                      15

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1995, 1994 and 1993                                16

Consolidated Statements of Cash Flows for the years ended
 December 31, 1995, 1994 and 1993                                      17

Notes to Consolidated Financial Statements                             18

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

     The consolidated financial statements have been audited by KPMG Peat Marwick LLP. As part of their audit of the Company's consolidated financial statements, our independent accountants considered the Company's system of internal control structure to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. These auditing procedures are intended to provide a reasonable level of assurance that the consolidated financial statements are fairly stated in all material respects.

Kirk Thompson                              Jerry W. Walton
President and Chief Executive Officer      Executive Vice President, Finance
                                            and Chief Financial Officer

March 15, 1996


INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

Little Rock, Arkansas                  KPMG Peat Marwick LLP
February 9, 1996

                         CONSOLIDATED BALANCE SHEETS

December 31, 1995 and 1994, (Dollars in thousands)

ASSETS                                                              1995          1994
                                                                 ----------     ----------
Current assets:
  Cash and cash equivalents                                      $     4,260         2,142
  Accounts receivable                                                143,002       138,295
  Prepaid expenses:
    Taxes, licenses and permits                                       13,280        11,987
    Repair parts and supplies                                          6,447        16,277
    Other (note 4)                                                     9,918         4,449
                                                                 -----------    ----------
       Total prepaid expenses                                         29,645        32,713
                                                                 -----------    ----------
  Deferred income taxes (note 4)                                      10,171         8,083
                                                                 -----------    ----------
       Total current assets                                          187,078       181,233
                                                                 -----------    ----------
  Property and equipment, at cost:
    Revenue and service equipment                                  1,050,986       966,878
    Land                                                              17,313        12,268
    Structures and improvements                                       50,962        44,799
    Furniture and office equipment                                    65,547        65,290
                                                                 -----------    ----------
       Total property and equipment                                1,184,808     1,089,235
    Less accumulated depreciation                                    375,798       299,539
                                                                 -----------    ----------
       Net property and equipment                                    809,010       789,696
                                                                 -----------    ----------
  Other assets (note 7)                                               20,694        22,770
                                                                 -----------    ----------
                                                                 $ 1,016,782       993,699
                                                                 -----------    ----------
                                                                 -----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (Note 2)                  $    30,310        68,075
  Trade accounts payable                                              90,127        48,847
  Claims accruals                                                     38,014        34,248
  Accrued payroll                                                     11,083         9,626
  Other accrued expenses                                              15,065        17,125
                                                                 -----------    ----------
       Total current liabilities                                     184,599       177,921
                                                                 -----------    ----------
  Long-term debt (notes 2 and 9)                                     339,015       299,243
  Claims accruals                                                     13,500        16,750
  Deferred income taxes (note 4)                                     122,729       121,887
                                                                 -----------    ----------
       Total liabilities                                             659,843       615,801
                                                                 -----------    ----------
  Stockholders' equity (notes 2 and 3):
     Preferred stock, par value $100.
       Authorized 10,000,000 shares; none outstanding                   -             -
    Common stock, par value $.01 per share.
       Authorized 100,000,000 shares; issued 39,009,858 shares           390           390
    Additional paid-in capital                                       105,577       104,723
    Retained earnings                                                267,823       277,718
    Foreign currency translation adjustment                           (6,739)         -
                                                                 -----------    ----------
                                                                     367,051       382,831
    Less common stock in treasury at cost
      (820,703 shares in 1995 and 504,732 shares in 1994              10,112         4,933
                                                                 -----------    ----------
       Total stockholders' equity                                    356,939       377,898
                                                                 -----------    ----------
  Commitments and contingencies (notes 2, 3, 5, 8 and 9)
                                                                 $ 1,016,782       993,699
                                                                 -----------    ----------
                                                                 -----------    ----------

See accompanying notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 1995, 1994 and 1993 (Dollars in thousands, except per share amounts)


                                                       1995           1994         1995
                                                   ------------    ----------  ----------
Operating revenues                                 $  1,352,225     1,207,601   1,020,921
Operating expenses:
  Salaries, wages and employee benefits (note 5)        457,567       405,136     371,849
  Purchased transportation                              362,989       288,153     187,726
  Fuel and fuel taxes (note 9)                          143,239       131,026     126,966
  Depreciation                                          130,265       110,662      83,210
  Operating supplies and expenses                        94,592        82,939      73,511
  Insurance and claims                                   50,707        37,951      40,424
  General and administrative expenses                    32,981        26,959      19,032
  Operating taxes and licenses                           26,422        27,016      28,905
  Special charges (note 10)                              17,296         -            -
  Communication and utilities                            14,822        12,863      10,672
                                                   ------------    ----------  ----------
       Total operating expenses                       1,330,880     1,122,705     942,295
                                                   ------------    ----------  ----------
       Operating income                                  21,345        84,896      78,626
Interest expense                                         24,790        19,748      13,800
                                                   ------------    ----------  ----------
       Earnings (loss) before income taxes               (3,445)       65,148      64,826
Income taxes (note 4)                                    (1,275)       24,756      26,605
                                                   ------------    ----------  ----------
       Net earnings (loss) (note 1(d))             $     (2,170)       40,392      38,221
                                                   ------------    ----------  ----------
       Earnings (loss) per share                   $       .(06)         1.05        1.00
                                                           ----          ----        ----
                                                           ----          ----        ----


See accompanying notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 1995, 1994 and 1993 (Dollars in thousands, except per share amounts)

                                                                               FOREIGN                  TOTAL
                                                    ADDITIONAL    RETAINED     CURRENCY               STOCKHOLDERS'
                                           COMMON    PAID-IN      EARNINGS    TRANSLATION   TREASURY     EQUITY
                                            STOCK    CAPITAL      (NOTE 2)    ADJUSTMENT      STOCK      (NOTE 3)
                                           ------    -------      -------     ----------    --------     -------
  Balances at December 31, 1992            $  390     99,521      214,503          -         (5,788)     308,626
  Tax benefit of stock options exercised       -         890         -             -           -             890
  Sale of treasury stock to employees          -       1,951         -             -          1,927        3,878
  Cash dividends paid ($.20 per share)         -         -         (7,651)         -           -          (7,651)
  Net earnings                                 -         -         38,221          -           -          38,221
                                           ------    -------      -------         ------     ------      -------
  Balances at December 31, 1993               390    102,362      245,073          -         (3,861)     343,964
  Tax benefit of stock options exercised       -         735         -             -           -             735
  Sale of treasury stock to employees          -       1,626         -             -          1,008        2,634
  Repurchase of treasury stock                 -         -           -             -         (2,080)      (2,080)
  Cash dividends paid ($.20 per share)         -         -         (7,747)         -           -          (7,747)
  Net earnings                                 -         -         40,392          -           -          40,392
                                           ------    -------      -------         ------     ------      -------
  Balances at December 31, 1994               390    104,723      277,718          -         (4,933)     377,898
  Tax benefit of stock options exercised       -         301         -             -           -             301
  Sale of treasury stock to employees          -         553         -             -          1,878        2,431
  Repurchase of treasury stock                 -         -           -             -         (7,057)      (7,057)
  Cash dividends paid ($.20 per share)         -         -         (7,725)         -           -          (7,725)
  Foreign currency translation adjustment      -         -            -          (6,739)       -          (6,739)
  Net loss                                     -         -         (2,170)         -           -          (2,170)
                                           ------    -------      -------         ------     ------      -------
  Balances at December 31, 1995            $  390    105,577      267,823        (6,739)    (10,112)     356,939
                                           ------    -------      -------         ------     ------      -------
                                           ------    -------      -------         ------     ------      -------

 See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1995, 1994 and 1993 (Dollars in thousands)

                                                      1995        1994       1993
- ----------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                               $  (2,170)    40,392    38,221
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
    Depreciation                                      130,265    110,662    83,210
    Provision for noncurrent deferred income taxes        842     14,598    17,396
    Tax benefit of stock options exercised                301        735       890
    Special charges                                    17,296       -          -
    Amortization of discount, net                          22        287       307
    Changes in assets and liabilities:
      Accounts receivable                              (4,707)    (1,011)  (31,375)
      Prepaid expenses                                 (4,637)    (9,503)    1,092
      Deferred income taxes                            (2,088)    (3,490)    5,271
      Trade accounts payable                           41,280     11,269     5,583
      Claims accruals                                     516      3,874    (2,114)
      Other accrued expenses                           (1,603)     3,763     3,253
                                                   ----------   --------   --------
        Net cash provided by operating activities     175,317    171,576   121,734
                                                   ----------   --------   --------

Cash flows from investing activities:
  Additions to property and equipment                (206,570)  (282,581)  (285,687)
  Proceeds from sale of equipment                      51,350     63,862     88,651
  Increase in other assets                             (7,613)   (10,444)    (6,306)
                                                   ----------   --------   --------
        Net cash used in investing activities        (162,833)  (229,163)  (203,342)
                                                   ----------   --------   --------

Cash flows from financing activities:
  Net borrowings (repayments) on short-term
   obligations                                        (37,765)    75,848     (1,075)
  Proceeds from long-term debt                         49,750        -       99,680
  Repayments of long-term debt                        (10,000)   (12,316)   (11,667)
  Proceeds from sale of treasury stock                  2,431      2,634      3,878
  Repurchase of treasury stock                         (7,057)    (2,080)       -
  Dividends paid                                       (7,725)    (7,747)    (7,651)
                                                   ----------   --------   --------
        Net cash provided by (used in)
         financing activities                         (10,366)    56,339     83,165
                                                   ----------   --------   --------
Net increase (decrease) in cash and temporary
 investments                                            2,118     (1,248)     1,557
Cash and temporary investments at beginning
 of year                                                2,142      3,390      1,833
                                                   ----------   --------   --------
Cash and temporary investments at end of year      $    4,260      2,142      3,390
                                                   ----------   --------   --------
                                                   ----------   --------   --------


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                       $   25,019     20,366     12,014
    Income taxes                                        3,431     13,606      3,743
                                                   ----------   --------   --------
                                                   ----------   --------   --------


See accompanying notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1995, 1994 and 1993

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     J. B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries ("Company"), is a diversified transportation services and logistics company operating under the jurisdiction of the U.S. Department of Transportation and various state regulatory agencies.

(a) USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(b) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) TIRES IN SERVICE

     The Company capitalizes tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service.

(d) PROPERTY AND EQUIPMENT

     Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 5 - 10 years for revenue and service equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment. Gains on dispositions of revenue equipment, which are offset against depreciation expense, were $8,088,000, $12,251,000 and $20,092,000 for the years ended
December 31, 1995, 1994 and 1993, respectively.

     On April 1, 1993, the Company changed the estimated salvage value for some of its revenue and service equipment. The effect upon 1993 net earnings was an increase of approximately $2,639,000 ($.07 per share).

(e) REVENUE RECOGNITION

     The Company recognizes revenue based on relative transit time in each reporting period with expenses recognized as incurred.

(f) INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(g) EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted average number of shares outstanding during each year (38,520,323 in 1995; 38,559,528 in 1994; and 38,276,109 in 1993). Shares issuable under employee stock options are excluded from the weighted average number of shares as their dilutive effect is less than 3%.

(h) CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and the diverse range of industries which they represent. As of December 31, 1995, the Company had no significant concentrations of credit risk.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) DERIVATIVES

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

(j) FOREIGN CURRENCY TRANSLATION

     Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. Cumulative translation adjustments, which reflect foreign currency exchange rate changes applicable to Mexican operations, are recorded as a component of stockholders' equity and reduced stockholders' equity by approximately $6,739,000 at December 31, 1995.

(k) SPECIAL CHARGES

     The Company continually reevaluates the carrying value of its assets for events or changes in circumstances which indicate that the carrying value may not be recoverable. As part of this reevaluation, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized through a charge to earnings.

(l) RECLASSIFICATIONS

     Certain 1994 and 1993 amounts have been reclassified to conform to 1995 presentation. These reclassifications have no effect on prior years' net earnings.

(2) LONG-TERM DEBT

- --------------------------------------------------------------------------------------
  Long-term debt consists of (in thousands):                          1995      1994
                                                                    --------   -------
Commercial paper                                                    $145,310   183,075
Senior notes payable, interest at 6.25% payable semiannually         100,000   100,000
Senior notes payable, interest at 7.75% payable semiannually           5,000    10,000
Senior notes payable, interest at 7.84% payable semiannually          20,000    25,000
Senior subordinated notes, interest at 7.80% payable semiannually     50,000    50,000
Senior notes payable, interest at 6.25% payable semiannually          25,000       -
Senior notes payable, interest at 6.00% payable semiannually          25,000       -
                                                                    --------   -------
                                                                     370,310   368,075
    Less: current maturities                                         (30,310)  (68,075)
    Unamortized discount                                                (985)     (757)
                                                                    --------   -------
                                                                    $339,015   299,243
                                                                    --------   -------
                                                                    --------   -------

     Under its commercial paper note program, the Company is authorized to issue up to $250 million in notes. These notes are supported by two credit agreements, which aggregate $250 million, with a group of banks, of which $125 million expires March 28, 1996 and $125 million expires March 31, 1999. The effective rate on the commercial note program was 6.11% and 5.90% for the years ended December 31, 1995 and 1994, respectively.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The 6.25% senior notes (face amount $100,000,000) are payable at maturity on September 1, 2003; the 7.75% senior notes are payable in annual installments of $5,000,000 on October 31; the 7.84% senior notes are payable in annual installments of $5,000,000 on March 31; the 7.80% senior subordinated notes are payable in five equal annual installments beginning October 30, 2000; the 6.25% senior notes (face amount $25,000,000) are payable at maturity on November 17, 2000; and the 6.00% senior notes are payable at maturity on December 12, 2000.

     Under the terms of the credit agreements and the note agreements, the Company is required to maintain certain financial covenants including leverage tests, minimum tangible net worth levels and other financial ratios.
 During January 1996, the Company and its creditors amended certain terms of these agreements in consideration of the special charges described in note
10. As a result of these amendments, the Company is in compliance with all financial covenants.

     The Company has approximately $166 million of uncommitted lines of credit, none of which were outstanding at December 31, 1995. These lines are with various domestic and international banks and are due on demand.
Interest on borrowings is generally tied to the banks' prevailing base rates or other alternative market rates. No commitment or facility fees are paid on these lines of credit and the obligations are typically evidenced by unsecured demand notes.

     Current maturities of long-term debt at December 31, 1995 consist of outstanding commercial paper associated with the revolving credit agreement which expires March 28, 1996 and two installments of the senior notes. The aggregate annual maturities of long-term debt for each of the five years ending December 31 are as follows (in thousands): 1996, $30,310; 1997, $5,000; 1998, $5,000; 1999, $130,000; and 2000, $60,000.

(3) CAPITAL STOCK

     The Company maintains a Management Incentive Plan ("Plan") that provides various vehicles to compensate key employees with Company common stock.
Under the Plan, the Company is authorized to award, in aggregate, not more than 5,000,000 shares. At December 31, 1995 there were approximately 474,000 shares available for granting under the Plan. The Company has utilized three such vehicles to award stock or grant options to purchase the Company's common stock: restricted stock awards, restricted options and nonstatutory stock options.

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

     Key employees have been granted restricted options to purchase stock. The option price is 50% of the fair market value of the stock at the date of grant. Vesting of the award generally occurs over a four year period beginning on the grant date. Failure to exercise a vested option within 210 days after vesting or termination of the employee for any reason other than death or disability will cause unexercised and nonvested options to be forfeited.

     The Plan provides that nonstatutory stock options may be granted to key employees for the purchase of Company common stock for 100% of the fair market value at the grant date. The options generally vest over a ten year period and are forfeited if the employee terminates for any reason.

     Compensation expense under the Plan is charged to earnings over the vesting period and amounted to approximately $1,100,000, $1,600,000 and $1,600,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the restricted and nonstatutory options to purchase Company common stock follows:

                                                                      NUMBER
                                        NUMBER       OPTION PRICE    OF SHARES
                                       OF SHARES      PER SHARE     EXERCISABLE
                                      ----------    -------------   -----------
Outstanding at December 31, 1992      $1,332,095     6.00 - 24.63     369,706
  Granted                                148,500    18.25 - 23.50
  Exercised                             (219,809)    6.00 - 20.25
  Terminated                             (71,430)    6.00 - 20.25
                                      ----------
Outstanding at December 31, 1993       1,189,356     6.00 - 24.63     369,663
  Granted                                391,750    17.00 - 23.00
  Exercised                             (194,270)    6.00 - 19.50
  Terminated                             (52,375)   11.58 - 18.25
                                      ----------
Outstanding at December 31, 1994       1,334,461     6.00 - 24.63     399,536
  Granted                              1,626,000    13.38 - 19.25
  Exercised                             (116,980)    6.00 - 15.93
  Terminated                            (117,750)   10.83 - 23.00
                                      ----------
Outstanding at December 31, 1995       2,725,731     9.33 - 24.63     415,606
                                      ----------    -------------     -------
                                      ----------                      -------

     During 1995, the Board of Directors established a nonqualified stock option plan to provide performance based compensation to the Chairman of the Board. The plan must be approved by the shareholders of the Company at the annual meeting in May of 1996. The plan allows the Chairman the option to purchase up to 2.5 million shares of the Company's common stock at a price of $17.63 per share. These options are exercisable after five years, except for special circumstances in which the options vest earlier. The options must be exercised within one year of vesting and all unexercised options will terminate.

     On January 24, 1996, the Company's Board of Directors declared a cash dividend of $.05 per share payable on February 16, 1996 to shareholders of record on February 2, 1996.

(4) INCOME TAXES

     Total income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 was allocated as follows (in thousands):

                                              1995         1994        1993
                                            --------      ------      ------
     Earnings (loss) before income taxes    $ (1,275)     24,756      26,605
     Stockholders' equity, for tax
      benefit of stock options exercised        (301)       (735)       (890)
                                            --------      ------      ------
                                            $ (1,576)     24,009      25,715
                                            --------      ------      ------
                                            --------      ------      ------

     Income tax expense (benefit) attributable to earnings (loss) before income taxes consists of (in thousands):

                                              1995         1994        1993
                                             -------      ------      ------
       Current expense (benefit):
         Federal                             $(1,193)     12,897       2,596
         State and local                       1,164         751       1,344
                                             -------      ------      ------
                                                 (29)     13,648       3,940
                                             -------      ------      ------
       Deferred expense (benefit):
         Federal                                (591)      9,929      20,238
         State and local                        (655)      1,179       2,427
                                             -------      ------      ------
                                              (1,246)     11,108      22,665
                                             -------      ------      ------
           Total tax expense (benefit)       $(1,275)     24,756      26,605
                                             -------      ------      ------
                                             -------      ------      ------

     The following is a reconciliation between the effective income tax rate and the applicable statutory Federal income tax rate for each of the three fiscal years in the period ended December 31, 1995:

                                               1995        1994        1993
                                             --------     ------      ------
       Income tax - statutory rate           (35.00)%     35.00%      35.00%
       State tax, net of Federal benefit       9.60        1.93        3.78
       Tax credits                            (9.65)      (0.92)      (2.71)
       Other, net                             (1.95)       1.99        4.98
                                             ------       -----       -----
       Effective income tax rate             (37.00)%     38.00%      41.05%
                                             ------       -----       -----
                                             ------       -----       -----

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The significant components of deferred income tax expense (benefit) attributable to earnings (loss) before income taxes are as follows (in thousands):

                                               1995        1994        1993
                                             --------     ------      ------
    Deferred tax expense (benefit)
     (exclusive of the effects of other
     components listed below)                $(1,246)     12,788      22,665
    Adjustments to deferred tax assets
     and liabilities for negotiated
     income tax settlements                     -         (1,680)        -
                                             -------      ------      ------
                                             $(1,246)     11,108      22,665
                                             -------      ------      ------
                                             -------      ------      ------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below (in thousands):

                                                           1995      1994
                                                         ---------  -------
     Deferred tax assets:
       Claims accruals, principally due to accrual for
        financial reporting purposes                     $(17,834)  (17,809)
       Tax credit carryforwards                           (17,896)  (21,215)
       Accounts receivable, principally due to
        allowance for doubtful accounts                    (4,353)   (3,769)

        Special charges, principally due to write-off
          for financial reporting purposes                 (5,670)      -
        Other                                              (4,673)   (3,100)
                                                         --------   -------
          Total gross deferred tax assets                 (50,426)  (45,893)
                                                         --------   -------
     Deferred tax liabilities:
       Plant and equipment, principally due to
        differences in depreciation and capitalized
        interest                                          153,176   147,653
       Prepaid permits and insurance, principally due
        to write-offs for income tax purposes               5,653     5,373
       Other                                                4,155     6,671
                                                         --------   -------

         Total gross deferred tax liabilities             162,984   159,697
                                                         --------   -------

         Net deferred tax liability                      $112,558   113,804
                                                         --------   -------
                                                         --------   -------

     The Company believes its history of profitability and taxable income, its taxes paid within the three year carryback period and its utilization of tax planning sufficiently supports the value of the deferred tax assets. Accordingly, the Company has not recorded a valuation allowance on its books as all deferred tax assets are more than likely to be recovered.

     The Company had general business tax credit carryforwards of approximately $3 million expiring from the year 2007 to 2009, and alternative minimum tax credit carryforwards with no expiration of approximately $15 million at December 31, 1995.

     Included in other prepaid expenses are refundable income taxes of $5,981,000 and $386,000 at December 31, 1995 and 1994, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  EMPLOYEE BENEFIT PLANS

     The Company maintains a defined contribution employee retirement plan, which includes a 401(k) option, under which employees are eligible to participate after they complete one year of service. Company contributions to the plan each year are made at the discretionary amount determined by the Company's Board of Directors. For the years ended December 31, 1995, 1994 and 1993, total Company contributions to the plan, including matching 401(k) contributions were $3,400,000, $1,950,000, and $1,900,000, respectively.

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

INTEREST RATE SWAP AGREEMENTS (NOTE 9)
     The fair values of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would pay to terminate such agreements, taking into consideration current interest rates and the creditworthiness of the counterparties.

The estimated fair values of the Company's financial instruments are summarized as follows (in thousands):

                                AT DECEMBER 31,  1995      AT DECEMBER 31, 1994
                                ---------------------      ---------------------
                                CARRYING   ESTIMATED       CARRYING   ESTIMATED
                                 AMOUNT    FAIR VALUE       AMOUNT    FAIR VALUE
                                --------   ----------      --------   ----------
Cash and temporary investments  $  4,260       4,260          2,142       2,142
Accounts receivable              143,002     143,002        138,295     138,295
Trade accounts payable            90,127      90,127         48,847      48,847
Long-term debt:
  Commercial paper               145,310     145,310        182,595     182,595
  Fixed rate obligations         224,015     229,940        184,723     166,807
Interest rate swap agreements       -           (140)         -          (1,964)
                                --------     -------        -------     -------

(7)  RELATED PARTY TRANSACTIONS
     The Company advances premiums on life insurance policies on the lives of the Company's principal stockholder and his wife. The Company has advanced $3,877,635 on these policies which, along with related accrued interest thereon of approximately $590,000, is included in other assets at December 31, 1995. All premiums paid by the Company, along with accrued interest thereon, are reimbursable from a trust which is the owner and beneficiary of the policy. The Company has a guarantee from the stockholder securing any deficiency in cash surrender value if the policies are terminated before cash surrender value exceeds actual premium advanced. At December 31, 1995 the cash surrender value of such polices was approximately $2,315,000.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8) COMMITMENTS AND CONTINGENCIES

     The Company has committed to purchase approximately $203 million of revenue and service equipment (net cost, after expected proceeds from sale or trade-in allowances of $51 million).

     The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition of the Company.

(9) DERIVATIVE FINANCIAL INSTRUMENTS

     Interest rate swap agreements are used to reduce the potential impact of changes in interest rates on the Company's debt portfolio. At December 31, 1995, an interest rate swap agreement with an aggregate notional amount of $20 million was outstanding. The estimated fair value of the swap at December 31, 1995 was a liability of approximately $140,000. This value was determined from a dealer quotation and represents the estimated amount the Company would pay to terminate the agreement.

    The Company uses fuel swap agreements to hedge anticipated purchases of diesel fuel. Under these agreements, the Company receives or makes payments on the differential between a contractual index price and the actual average index during such period.

(10) QUARTERLY FINANCIAL INFORMATION

     During the fourth quarter of 1995, the Company recorded special charges of approximately $17,296,000 to reduce the carrying value of idle and under-performing assets, primarily property and equipment and inventories associated with the auto hauling operations. The effect of these charges reduced net earnings for the fourth quarter and for the year by approximately $10,896,000 ($.29 per share).

     Operating results (unaudited) by quarter for the years ended December 31, 1995 and 1994 are as follows (in thousands, except per share data):

                                                  QUARTER
                                -----------------------------------------
                                  FIRST     SECOND      THIRD     FOURTH     TOTAL
                                --------    -------    -------    -------   ---------
1995:
  Operating revenues            $309,424    329,219    355,114    358,468   1,352,225
                                --------    -------    -------    -------   ---------
  Operating income              $ 13,738      3,214      9,716     (5,323)     21,345
                                --------    -------    -------    -------   ---------
  Net earnings (loss)           $  4,890     (2,139)     1,840     (6,761)     (2,170)
                                --------    -------    -------    -------   ---------
  Earnings (loss) per share     $    .13       (.06)       .05       (.18)       (.06)
                                --------    -------    -------    -------   ---------
1994:
  Operating revenues            $264,663    297,735    313,911    331,292   1,207,601
                                --------    -------    -------    -------   ---------
  Operating income              $ 13,019     23,185     25,026     23,666      84,896
                                --------    -------    -------    -------   ---------
  Net earnings                  $  5,726     11,575     12,260     10,831      40,392
                                --------    -------    -------    -------   ---------
  Earnings per share            $    .15        .30        .32        .28        1.05
                                --------    -------    -------    -------   ---------

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1995 involving a change of accountants or disagreements on accounting and financial disclosure.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required for Items 10, 11 and 12 is hereby incorporated by reference from the Notice and Proxy Statement For Annual Stockholders' Meeting set forth under sections entitled "Proposal One Election of Directors," "Board Committees," "Executive Officers," "Voting Securities and Security Ownership of Management and Principal Stockholders," "Executive Compensation and Other Information," "1996 Performance Based Compensation," "Proposal Two Proposal to Approve the Chairman's Stock Option Incentive Plan" and "Proposal Three Ratification of Appointment of Auditors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required for Item 13 is hereby incorporated by reference from Note (7) Related Party Transactions of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement For Annual Stockholders' Meeting set forth under the section entitled "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS

     The following documents are filed as part of this report:

     (a) Exhibits
     The response to this portion of Item 14 is submitted as a separate section of this report ("Exhibit Index").

                                  SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lowell, Arkansas, on the 15th day of March, 1996.

                                 J.B. HUNT TRANSPORT SERVICES, INC.
                                           (Registrant)

                             By: /s/ Kirk Thompson
                                 -----------------------------------------
                                     Kirk Thompson
                                     President and Chief Executive Officer

                             By: /s/ Jerry W. Walton
                                 -----------------------------------------
                                     Jerry W. Walton
                                     Executive Vice President,
                                     Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John A. Cooper, Jr.          Member of the Board                 March 15, 1996
- ----------------------------     of Directors
    John A. Cooper, Jr.

/s/ Fred K. Darragh, Jr.         Member of the Board                 March 15, 1996
- ----------------------------     of Directors
    Fred K. Darragh, Jr.

/s/ Wayne Garrison               Member of the Board                 March 15, 1996
- ----------------------------     of Directors (Chairman)
    Wayne Garrison

/s/ Gene George                  Member of the Board                 March 15, 1996
- ----------------------------     of Directors
    Gene George

/s/ Thomas L. Hardeman           Member of the Board                 March 15, 1996
- ----------------------------     of Directors
    Thomas L. Hardeman

/s/ J. Bryan Hunt, Jr.           Member of the Board                 March 15, 1996
- ----------------------------     of Directors (Vice Chairman)
    J. Bryan Hunt, Jr.

/s/ J.B. Hunt                    Member of the Board                 March 15, 1996
- ----------------------------     of Directors (Senior Chairman)
    J.B. Hunt

/s/ Johnelle Hunt                Member of the Board                 March 15, 1996
- ----------------------------     of Directors (Corporate
    Johnelle Hunt                Secretary)


/s/ Lloyd E. Peterson            Member of the Board                 March 15, 1996
- ----------------------------     of Directors
    Lloyd E. Peterson

/s/ Kirk Thompson                Member of the Board                 March 15, 1996
- ----------------------------     of Directors (President and
   Kirk Thompson                 Chief Executive Officer)

                                EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------

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

 21     Subsidiaries of J.B. Hunt Transport Services, Inc.

          -  J.B. Hunt Transport, Inc., a Georgia corporation
          -  L.A., Inc., an Arkansas corporation
          -  J.B. Hunt Corp., a Delaware corporation
          -  J.B. Hunt Special Commodities, Inc., an Arkansas corporation
          -  J.B. Hunt Logistics, Inc., an Arkansas corporation
          - Comercializadora Internacional de Cargo S.A. De C.V., a Mexican corporation
          -  Hunt Mexicana, S.A. de C.V., a Mexican corporation
          - Servicios de Logistica de Mexico, S.A. de C.V., a Mexican corporation
          - Servicios Administratios de Logistica, S.A. de C.V., a Mexican corporation
          - Asesoria Administrativa de Logistica, S.A. de C.V., a Mexican corporation.
          -  Queen City Express, Inc., a North Carolina corporation
          -  Lake City Express, Inc., an Arkansas Corporation
          -  FIS, Inc., a Nevada corporation

 23     Consent of KPMG Peat Marwick LLP

 27     A Financial Data Schedule for the year ended December 31, 1995.