Form 10-Q
period 1996-03-31
HUNT J B TRANSPORT SERVICES INC
filed 1996-05-14
CIK 728535

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

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



The number of shares of the Company's $.01 par value common stock outstanding on March 31, 1996 was 38,046,421

                                        PART I

                                FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


    The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

    The interim consolidated financial statements have been reviewed by KPMG Peat Marwick LLP, independent public accountants.

    These interim consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1995.

                                        INDEX

Consolidated Statements of Earnings for the Three
   Months Ended March 31, 1996 and 1995.................................. Page 3

Consolidated Balance Sheets as of
   March 31, 1996 and December 31,1995................................... Page 4

Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 1996 and 1995............................ Page 5

Notes to Consolidated Financial Statements
   as of March 31, 1996.................................................. Page 6

Review Report of KPMG Peat Marwick LLP....................................Page 8

ITEM 2.

Management's Discussion and Analysis of Results of Operations
   and Financial Condition............................................... Page 9

                          J.B. HUNT TRANSPORT SERVICES, INC.
                         Consolidated Statements of Earnings
                        (in thousands, except per share data)
                                     (unaudited)

- - --------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED
                                                            MARCH 31
- - --------------------------------------------------------------------------------
                                                       1996           1995
- - --------------------------------------------------------------------------------
Operating revenues                              $   354,014    $   309,424

Operating expenses
 Salaries, wages and employee benefits              116,436        105,117
 Purchased transportation                            97,971         77,452
 Fuel and fuel taxes                                 40,134         35,582
 Depreciation                                        34,144         32,023
 Operating supplies and expenses                     22,598         20,987
 Insurance and claims                                13,165         10,541
 General and administrative expenses                  7,463          6,312
 Operating taxes and licenses                         7,162          5,879
 Communication and utilities                          4,509          1,793
- - --------------------------------------------------------------------------------
   Total operating expenses                         343,582        295,686
- - --------------------------------------------------------------------------------
   Operating income                                  10,432         13,738
Interest expense                                      5,911          5,976
- - --------------------------------------------------------------------------------
   Earnings before income taxes                       4,521          7,762
Income taxes                                          1,718          2,872
- - --------------------------------------------------------------------------------
   Net earnings                                 $     2,803    $     4,890
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
Common shares outstanding                            38,074         38,555
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
Earnings per share                              $      0.07    $      0.13
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                          J.B. HUNT TRANSPORT SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                     (unaudited)

- - --------------------------------------------------------------------------------
                                            MARCH 31, 1996    DECEMBER 31, 1995
- - --------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and temporary investments                 $        --    $     4,260
 Accounts receivable                                163,001        143,002
 Prepaid expenses                                    22,193         29,645
 Deferred income taxes                               13,967         10,171
- - --------------------------------------------------------------------------------
   Total current assets                             199,161        187,078
- - --------------------------------------------------------------------------------
Property and equipment                            1,197,091      1,184,808
 Less accumulated depreciation                      386,801        375,798
- - --------------------------------------------------------------------------------
   Net property and equipment                       810,290        809,010
- - --------------------------------------------------------------------------------
Other                                                18,815         20,694
- - --------------------------------------------------------------------------------
                                                $ 1,028,266    $ 1,016,782
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt           $    43,250    $    30,310
 Trade accounts payable                              88,001         86,466
 Claims accruals                                     33,654         38,014
 Accrued expenses                                    28,762         25,986
 Other current liabilities                            4,079          3,823
- - --------------------------------------------------------------------------------
   Total current liabilities                        197,746        184,599
- - --------------------------------------------------------------------------------
Long-term debt                                      339,392        339,015
Claims accruals                                      13,500         13,500
Deferred income taxes                               123,377        122,729
Stockholders' equity                                354,251        356,939
- - --------------------------------------------------------------------------------
                                                $ 1,028,266    $ 1,016,782
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                          J.B. HUNT TRANSPORT SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)

- - --------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED
                                                            MARCH 31
- - --------------------------------------------------------------------------------
                                                       1996           1995
- - --------------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings                                   $     2,803    $     4,890
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                     34,144         32,023
    Deferred income taxes                            (3,148)        (2,053)
    Tax benefit of stock options exercised              162            264
    Changes in assets and liabilities:
      Accounts receivable                           (19,999)        (6,842)
      Prepaid expenses                                7,452          6,355
      Trade accounts payable                          1,535         20,515
      Claims accruals                                (4,360)         1,246
      Accrued expenses and other current
        liabilities                                   3,032           (230)
- - --------------------------------------------------------------------------------
       Net cash provided by operating
       activities                                    21,621         56,168
- - --------------------------------------------------------------------------------
Cash flows from investing activities:
 Additions to property and equipment                (50,601)       (48,408)
 Proceeds from sale of equipment                     15,177         15,196
 Increase in other assets                               555         (4,149)
- - --------------------------------------------------------------------------------
       Net cash used in investing activities        (34,869)       (37,361)
- - --------------------------------------------------------------------------------
Cash flows from financing activities:
 Net borrowings (repayments) of short-term
      obligations                                    13,317        (13,471)
 Proceeds from sale of treasury stock                   550            427
 Repurchase of treasury stock                        (2,998)            --
 Dividends paid                                      (1,881)        (1,927)
- - --------------------------------------------------------------------------------
      Net cash provided by (used in)
           financing activities                       8,988        (14,971)
- - --------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary
  investments                                        (4,260)         3,836
- - --------------------------------------------------------------------------------
Cash and temporary investments at beginning
  of period                                           4,260          2,142
- - --------------------------------------------------------------------------------
Cash and temporary investments at end of
  period                                        $         0    $     5,978
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
Supplemental disclosure of cash flow
  information:
    Cash paid (refunded) during the period for:
      Interest                                  $     5,255    $     6,833
      Income Taxes                                   (1,114)         1,875
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                          J.B. HUNT TRANSPORT SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

(1) LONG-TERM DEBT

    Long-term debt consists of (in thousands):
                                                            3/31/96  12/31/95
                                                            -------  --------
              Commercial paper                             $158,250  $145,310
              Senior notes payable, interest at 6.25%
                 payable semiannually                       100,000   100,000
              Senior notes payable, interest at 7.75%
                 payable semiannually                         5,000     5,000
              Senior notes payable, interest at 7.84%
                 payable semiannually                        20,000    20,000
              Senior subordinated notes, interest at 7.80%
                 payable semiannually                        50,000    50,000
              Senior notes payable, interest at 6.25%
                 payable semiannually                        25,000    25,000
              Senior notes payable, interest at 6.00%
                 payable semiannually                        25,000    25,000
                                                           --------  --------
                                                            383,250   370,310
              Less current maturities                       (43,250)  (30,310)
              Unamortized discount                             (608)     (985)

                                                           --------  --------
                                                           $339,392  $339,015
                                                           --------  --------
                                                           --------  --------

    The Company is authorized to issue up to $250 million in notes under its commercial paper note program. These notes are supported by two credit agreements with a group of banks. One agreement for $125 million expires March 27, 1997 and $125 million expires March 31, 1999.

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

    The 6.25% senior notes were issued on November 17, 1995 and are payable at maturity on November 17, 2000.

    The 6.00% senior notes were issued on December 12, 1995 and are payable at maturity on December 12, 2000.


2)  CAPITAL STOCK

    The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                                   Number of
                                      Number of    Option price      shares
                                        shares       per share    exercisable
                                         ------      ---------    -----------

Outstanding at December 31, 1995      2,725,731  $ 9.33 - 24.63       415,606
                                                                      -------
                                                                      -------

    Granted                              75,000   15.63 - 19.25
    Exercised                          (112,581)   6.00 - 13.17
    Terminated                         (110,450)  13.17 - 22.75
                                       --------   -------------

Outstanding at March 31, 1996         2,577,700  $ 9.33 - 24.63       285,375
                                      ---------  --------------       -------
                                      ---------  --------------       -------


    On April 16, 1996, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on May 20, 1996 to stockholders of record on May 3, 1996.

                             INDEPENDENT AUDITORS' REPORT


The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                      /s/ KPMG Peat Marwick LLP
                                                      -------------------------


Little Rock, Arkansas
April 12, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
       OPERATIONS AND FINANCIAL CONDITION

    The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1995.

RESULTS OF OPERATIONS

    The following table sets forth the change in amounts and percentage change between the first quarter of 1996 and the comparable period in 1995 of certain revenue, expense and operating items.

                      Three Months Ended March 31, 1996 vs. 1995
                          (in thousands except tractor data)

                                                      Increase
                                                     (Decrease)         %
                                                     in amounts        Change
                                                     ----------        ------
Average number of tractors in the fleet                     273            4%
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

Operating revenues                                      $44,590           14%
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

Operating expenses:
     Salaries, wages and employee benefits              $11,319           11%
     Purchased transportation                            20,519           26%
- - --------------------------------------------------------------------------------
     Fuel and fuel taxes                                  4,552           13%
     Depreciation                                         2,121            7%
- - --------------------------------------------------------------------------------
     Operating supplies and expenses                      1,611            8%
     Insurance and claims                                 2,624           25%
- - --------------------------------------------------------------------------------
     General and administrative expenses                  1,151           18%
     Operating taxes and licenses                         1,283           22%
     Communication and utilities                          2,716          151%
- - --------------------------------------------------------------------------------
                  Total operating expenses              $47,896           16%
- - --------------------------------------------------------------------------------
                  Operating Income                      ($3,306)        (24)%
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


    The following discussion relates to the table set forth above and the attached interim consolidated financial statements for the quarter ended March 31, 1996 and 1995.

OPERATING REVENUES

    Operating revenues for the first quarter of 1996 increased approximately $45 million, or 14 percent, to $354 million, from $309 million in the first quarter of 1995. The average number of total tractors in the fleet increased 4 percent during the same period. The increase in revenue between quarters includes the following by type of freight:

                                 Increase in Revenue
                  First Quarter 1996 vs. First Quarter 1995
                                (millions of dollars)

                    Intermodal                     $27
                    Dedicated Contract               8
                    Logistics Management             5
                    Other, net                       5
                                                  ----
                                                   $45
                                                  ----
                                                  ----

    Intermodal volume continued to grow with loads up 26 percent during the first quarter of 1996. The market also continued to respond favorably to the Company's dedicated contract and logistics management service offerings. Dedicated and logistics arrangements typically involve a written contract to provide revenue equipment and/or management services for a period of one year or more. Revenues and earnings were negatively impacted during the first quarter of 1996 by a two to three percent decline in general freight rates, depending upon the type of service.


OPERATING EXPENSES

    Total operating expenses for the first quarter of 1996 increased approximately $48 million, or 16 percent over the comparable period of 1995. Operating income declined $3.3 million to $10.4 million. In addition to the decline in freight rates, operating income was reduced by lower gains on equipment dispositions. Equipment gains were only $125,000 in the first quarter of 1996, compared with $1.6 million in 1995. Although the Company plans to continue trading and disposing of revenue equipment, gains are not expected to be significant during the remainder of 1996. Equipment gains offset depreciation expense in the Consolidated Statements of Earnings.

    Salaries, wages and employee benefits increased 11 percent during the first quarter of 1996, reflecting a pay increase effective in April, 1995 for the Company's least experienced drivers. Purchased transportation expense increased 26 percent. This increase primarily reflects payments to railroads and third-party companies for intermodal and transportation services provided to the Company. Fuel and fuel taxes increased 13 percent, primarily due to a 9 percent increase in cost per gallon. Fuel cost per gallon continued to increase rapidly in March and April of 1996. The Company initiated a fuel surcharge in April to help offset this cost increase, however, fuel costs will most likely reduce earnings during the second quarter of 1996.

    Insurance and claims expense increased 25 percent. Management was disappointed with a significant increase in the number of accidents and cargo claims and has focused on preventative measures. General and administrative expense increased 18 percent, primarily due to higher driver recruiting and training expenses. Operating taxes and licenses increased 22 percent, partly due to higher state licensing and use tax expense. The significant increase in communication and utilities was primarily due to certain rate reductions and one-time credits recognized during the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

    This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Consolidated Statements of Cash Flows and the Consolidated Balance Sheets.

    Net cash provided by operating activities was approximately $22 million during the first quarter of 1996 compared with $56 million in 1995. This decrease in net cash provided was primarily due to an increase in accounts receivable and cash payments made during the first quarter of 1996 for claims accruals and payables for revenue equipment purchases.

SELECTED BALANCE SHEET DATA

                                                    As of
                              -------------------------------------------------
                             March 31, 1996  December 31, 1995  March 31, 1995
                             --------------  -----------------  --------------
  Working  capital ratio          1.01               1.01             .97
  Current maturities of long-
    term debt (millions)           $43                $30             $61
  Total debt (millions)           $383               $369            $354
  Total debt to equity            1.08               1.03             .93
  Total debt as a percentage
    of total capital               .52                .51             .48



    Net additions to property and equipment during the first quarter of 1996 totaled $35.4 million compared with $33.2 million in 1995. While total debt levels have increased during the past year, the Company's liquidity has not changed significantly. The Company generates significant cash from operating activities and has borrowing capacity to meet its committed and contemplated cash expenditures.

                                       PART II

                                  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None applicable.

ITEM 2. CHANGES IN SECURITIES
        None applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None applicable.

ITEM 5. OTHER INFORMATION

        The Company announced on April 22, 1996 the completion of a combination of its Parcel Management Services division into CTC Distribution Services, L.L.C. (CTC) of St. Paul Minnesota. The Company received a 5 percent ownership stake in CTC with warrants that allow an increase in its ownership position in the future. The transaction will be accounted for as a contribution of assets for CTC ownership units.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a) Exhibits
             27  Financial Data Schedule

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      J.B. HUNT TRANSPORT SERVICES, INC.



DATE:     May 7, 1996                 BY: /s/ Kirk Thompson
     -----------------------             --------------------------------
                                          Kirk Thompson
                                          President and
                                          Chief Executive Officer




DATE:     May 7, 1996                 BY: /s/ Jerry W. Walton
     -----------------------             ---------------------------------

                                          Jerry W. Walton
                                          Executive Vice President, Finance
                                          and Chief Financial Officer