Form 10-Q
period 1996-06-30
HUNT J B TRANSPORT SERVICES INC
filed 1996-08-07
CIK 728535

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996
                                          OR

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


The number of shares of the Company's $.01 par value common stock outstanding on June 30, 1996 was 38,118,056

                                        PART I

                                FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

    The interim consolidated financial statements have been reviewed by KPMG Peat Marwick LLP, independent public accountants.

    These interim consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1995.

                                        INDEX

Consolidated Statements of Operations for the Three and Six Months
    Ended June 30, 1996 and 1995........................................ Page 3

Consolidated Balance Sheets as of
    June 30, 1996 and December 31,1995.................................. Page 4

Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 1996 and 1995............................. Page 5

Notes to Consolidated Financial Statements
    as of June 30, 1996................................................. Page 6

Review Report of KPMG Peat Marwick LLP.................................. Page 8

ITEM 2.

Management's Discussion and Analysis of Results of Operations
    and Financial Condition............................................. Page 9

                          J.B. HUNT TRANSPORT SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)
                                     (unaudited)


- - ----------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30                     JUNE 30
- - ----------------------------------------------------------------------------------------------------------------
                                                           1996           1995           1996           1995
- - ----------------------------------------------------------------------------------------------------------------
Operating revenues                                     $ 372,573      $ 329,219      $ 726,587      $ 638,643

Operating expenses
    Salaries, wages and employee benefits                122,186        115,487        238,622        220,604
    Purchased transportation                              98,857         83,362        196,828        160,814
    Fuel and fuel taxes                                   42,115         34,555         82,249         70,137
    Depreciation                                          29,867         33,755         64,011         65,778
    Operating supplies and expenses                       23,905         26,331         46,503         47,318
    Insurance and claims                                  18,005         11,974         31,170         22,515
    General and administrative expenses                    8,351          9,588         15,814         15,900
    Operating taxes and licenses                           7,120          6,976         14,282         12,855
    Communication and utilities                            4,731          3,977          9,240          5,770
- - ----------------------------------------------------------------------------------------------------------------
      Total operating expenses                           355,137        326,005        698,719        621,691
- - ----------------------------------------------------------------------------------------------------------------
      Operating income                                    17,436          3,214         27,868         16,952
Interest expense                                           6,362          6,609         12,273         12,585
- - ----------------------------------------------------------------------------------------------------------------
      Earnings (loss) before income taxes                 11,074         (3,395)        15,595          4,367
Income taxes                                               4,208         (1,256)         5,926          1,616
- - ----------------------------------------------------------------------------------------------------------------
      Net earnings (loss)                                $ 6,866       $ (2,139)       $ 9,669        $ 2,751
- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------
Common shares outstanding                                 38,061         38,569         38,068         38,562
- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------
Earnings (loss) per share                                $  0.18       $  (0.06)       $  0.25        $  0.07
- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------


                          J.B. HUNT TRANSPORT SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                     (unaudited)


- - --------------------------------------------------------------------------------
                                             JUNE 30, 1996    DECEMBER 31, 1995
- - --------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                  $   6,000          $    4,260
  Accounts receivable                          167,743             143,002
  Prepaid expenses                              19,376              29,645
  Deferred income taxes                         11,987              10,171
- - --------------------------------------------------------------------------------
    Total current assets                       205,106             187,078
- - --------------------------------------------------------------------------------
Property and equipment                       1,222,127           1,184,808
  Less accumulated depreciation                403,149             375,798
- - --------------------------------------------------------------------------------
    Net property and equipment                 818,978             809,010
- - --------------------------------------------------------------------------------
Other assets                                    22,327              20,694
- - --------------------------------------------------------------------------------
                                            $1,046,411          $1,016,782
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt      $   61,870          $   30,310
  Trade accounts payable                        86,986              86,466
  Claims accruals                               34,875              38,014
  Accrued expenses                              27,954              25,986
  Other current liabilities                      3,216               3,823
- - --------------------------------------------------------------------------------
    Total current liabilities                  214,901             184,599
- - --------------------------------------------------------------------------------
Long-term debt                                 334,357             339,015
Claims accruals                                 13,500              13,500
Deferred income taxes                          123,312             122,729
Stockholders' equity                           360,341             356,939
- - --------------------------------------------------------------------------------
                                            $1,046,411          $1,016,782
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                          J.B. HUNT TRANSPORT SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)


- - --------------------------------------------------------------------------------
                                                       SIX MONTHS ENDED JUNE 30
- - --------------------------------------------------------------------------------
                                                            1996         1995
- - --------------------------------------------------------------------------------

Cash flows from operating activities:
 Net earnings                                           $  9,669      $ 2,751
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
  Depreciation, net of gain on disposition of equipment   64,011       65,778
  Deferred income taxes                                   (1,233)      (5,103)
  Tax benefit of stock options exercised                     386          287
  Changes in assets and liabilities:
   Accounts receivable                                   (24,741)      (6,703)
   Prepaid expenses                                       10,269        6,441
   Trade accounts payable                                    520       24,367
   Claims accruals                                        (3,139)       1,708
   Accrued expenses and other current liabilities          1,361       (1,604)
- - --------------------------------------------------------------------------------
    Net cash provided by operating activities             57,103       87,922
- - --------------------------------------------------------------------------------
Cash flows from investing activities:
 Additions to property and equipment                     (95,786)    (119,441)
 Proceeds from sale of equipment                          21,807       21,529
 Increase in other assets                                 (2,791)      (5,765)
- - --------------------------------------------------------------------------------
    Net cash used in investing activities                (76,770)    (103,677)
- - --------------------------------------------------------------------------------
Cash flows from financing activities:
 Net borrowings of short-term obligations                 26,902       20,338
 Proceeds from sale of treasury stock                      2,066          363
 Repurchase of treasury stock                             (3,778)          --
 Dividends paid                                           (3,783)      (3,855)
- - --------------------------------------------------------------------------------
    Net cash provided by financing activities             21,407       16,846
- - --------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  1,740        1,091
- - --------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period           4,260        2,142
- - --------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $  6,000     $  3,233
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                              $ 12,418     $ 12,736
  Income Taxes                                               789        3,645
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                          J.B. HUNT TRANSPORT SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
(1) LONG-TERM DEBT

    Long-term debt consists of (in thousands):
                                                       6/30/96       12/31/95
                                                      --------       --------
         Commercial paper                             $176,870       $145,310
         Senior notes payable, interest at 6.25%
              payable semiannually                     100,000        100,000
         Senior notes payable, interest at 7.75%
              payable semiannually                       5,000          5,000
         Senior notes payable, interest at 7.84%
              payable semiannually                      15,000         20,000
         Senior subordinated notes, interest at 7.80%
              payable semiannually                      50,000         50,000
         Senior notes payable, interest at 6.25%
              payable semiannually                      25,000         25,000
         Senior notes payable, interest at 6.00%
              payable semiannually                      25,000         25,000
                                                      --------       --------
                                                       396,870        370,310
         Less current maturities                       (61,870)       (30,310)
         Unamortized discount                             (643)          (985)
                                                      --------       --------
                                                      $334,357       $339,015
                                                      --------       --------
                                                      --------       --------

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


2)  CAPITAL STOCK

    The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                                   Number of
                                     Number of    Option price       shares
                                       shares       per share     exercisable
                                     ---------  --------------    -----------

Outstanding at December 31, 1995     2,725,731  $ 9.33 - 24.63        415,606
                                                                  -----------
      Granted                        2,660,000   17.63 - 21.25
      Exercised                       (188,656)   9.67 - 18.75
      Terminated                      (205,850)   11.58- 22.75
                                     ---------  --------------    -----------

Outstanding at June 30, 1996         4,991,225  $ 9.33 - 24.63        328,900
                                     ---------  --------------    -----------

    On July 18, 1996, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on August 19, 1996 to stockholders of record on August 2, 1996.

                             INDEPENDENT AUDITORS' REPORT



The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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

Little Rock, Arkansas
July 12, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

    The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1995.

RESULTS OF OPERATIONS

    The following table sets forth the change in amounts and percentage change between the second quarter of 1996 and the comparable period in 1995 of certain revenue, expense and operating items.

                      Three Months Ended June 30, 1996 vs. 1995
                          (In thousands except tractor data)

                                                    Increase
                                                   (decrease)     %
                                                  in amounts   change
                                                   ---------- ---------
    Operating revenues                               $43,354     13%
    ------------------------------------------------------------------
    ------------------------------------------------------------------
    Average number of tractors in the fleet            (110)    (1%)
    ------------------------------------------------------------------
    ------------------------------------------------------------------
    Operating expenses:
         Salaries, wages and employee benefits        6,699      6%
         Purchased transportation                    15,495     19%
    ------------------------------------------------------------------
         Fuel and fuel taxes                          7,560     22%
         Depreciation                                (3,888)   (12%)
    ------------------------------------------------------------------
         Operating supplies and expenses             (2,426)    (9%)
         Insurance and claims                         6,031     50%
    ------------------------------------------------------------------
         General and administrative expenses         (1,237)   (13%)
         Operating taxes and licenses                   144      2%
         Communication and utilities                    754     19%
    ------------------------------------------------------------------
              Total operating expenses               29,132      9%
    ------------------------------------------------------------------
              Operating income                       14,222    443%
    ------------------------------------------------------------------
    ------------------------------------------------------------------

    The following discussion relates to the table set forth above and the attached interim consolidated financial statements for the quarter ended June 30, 1996 and 1995.


OPERATING REVENUES

    Operating revenues for the second quarter of 1996 increased approximately $43 million, or 13 percent, to $372.6 million from $329.2 million in the second quarter of

1995. The average number of total tractors in the fleet decreased 1 percent during the same period. The increase in revenue between quarters includes the following by type of freight:

                                 Increase in Revenue
                     Second Quarter 1996 vs. Second Quarter 1995
                                (millions of dollars)

                        Intermodal               $26
                        Logistics management       8
                        Dedicated contract         3
                        Other, net                 6
                                                  ---
                                                 $43
                                                  ---

    Intermodal volume continued to increase with loads up 23 percent during the second quarter of 1996. Business conditions and tractor productivity measurements both showed positive improvement during the second quarter. The van division's tractor utilization was at the highest level in more than five years. Operating revenues and earnings were negatively impacted during the second quarter of 1996 by a two to two and one-half percent decline in general freight rates depending upon the type of service.


OPERATING EXPENSES

    Total operating expenses for the second quarter of 1996 increased approximately $29 million, or 9 percent over the comparable period of 1995. Operating income increased by $14 million to $17.4 million from $3.2 million. The significant increase in 1996 operating income, from an unusually low second quarter of 1995, was due primarily to the higher tractor utilization mentioned above. In addition, a pretax gain of approximately $3 million was recognized during the current quarter, from the combination of the Company's parcel management services operation into CTC Distribution Services, L.L.C. of St. Paul, Minnesota. This transaction, which was announced in April 1996, was accounted for as an exchange of assets. Gains on the disposition of revenue equipment, which had been significant in some prior reporting periods, were approximately $115,000 in the second quarter of 1996 (excluding the parcel management gain), compared with $912,000 in 1995. Equipment gains are classified as a reduction of depreciation expense in the Consolidated Statements of Operations.

    Salaries, wages and employee benefits increased 6 percent during the second quarter of 1996, reflecting pay increases for the Company's least experienced drivers effective in April, 1995 and increases for other employees during 1996. Purchased transportation expense increased 19 percent, reflecting payments to railroads and third-party companies for intermodal and transportation services provided to the Company. Fuel and fuel taxes increased 22 percent, primarily due to a 13 percent increase in cost per gallon. This increase was partially offset by additional fuel surcharge revenue billed to customers during the current quarter. After a rapid increase in March, April and May of 1996, fuel cost per gallon declined in June. Rapid changes in fuel costs can significantly impact earnings.

    The decline in depreciation expense was primarily due to the gain on the parcel management combination described above. Lower tractor and trailing equipment maintenance costs were the primary causes of the 9 percent decline in operating supplies and expenses. The 50 percent increase in insurance and claims costs was a result of significantly higher accident frequency and severity. The Company announced in June 1996, a decision to limit the speed of its tractors to 59 miles per hour in order to improve safety. The 13 percent decrease in general and administrative expense was due, in part, to lower driver advertising and recruiting costs. The increase in communication and utilities expenses was primarily due to certain rate reductions and one-time credits recognized during the second quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

    This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Consolidated Statements of Cash Flows and the Consolidated Balance Sheets.

    Net cash provided by operating activities was approximately $57 million for the six months ended June 30, 1996 compared with $88 million in 1995. This decrease in net cash provided was primarily due to an increase in accounts receivable and certain cash payments made during the first quarter of 1996 for claims accruals and payables for revenue equipment purchases.


SELECTED BALANCE SHEET DATA

                                                      As of
                                  ----------------------------------------------
                                  June 30, 1996 December 31, 1995 June 30, 1995
                                  ----------------------------------------------
    Working  capital ratio               .95          1.01             .82
    Current maturities of long-
        term debt (millions)         $    62       $    30          $   95
    Total debt (millions)            $   396       $   369          $  388
    Total debt to equity                1.10          1.03            1.04
    Total debt as a percentage
         of total capital                .52           .51             .51


    Net additions to property and equipment during the first six months of 1996 totaled $74.0 million compared with $97.9 million in 1995. While total debt levels have increased slightly during the past year, the Company's liquidity has not changed significantly. The Company generates significant cash from operating activities and has borrowing capacity to meet its committed and contemplated cash expenditures.

    In July 1996, Moody's Investors Service changed its rating of the Company's senior unsecured debt from A3 to Baa2 and the rating of subordinated debt from Baa1 to Baa3.

                                       PART II

                                  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None applicable.

ITEM 2.  CHANGES IN SECURITIES
         None applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The annual meeting of stockholders of J. B. Hunt Transport Services, Inc. was held on May 9, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the meeting, stockholders voted on the following resolutions with the vote tabulations so indicated:

                                                             Votes
                                              ----------------------------------
                                                 For       Against    Abstained
                                              ----------------------------------

    1.   To elect ten (10) directors and to
         fix the number of directors for
         the ensuing year at ten (10).       36,138,344        0       175,503

    2.   To approve the Chairman's
         Stock Option Incentive Plan.        29,575,982    4,080,030    49,676

    3.   To ratify the appointment of
         KPMG Peat Marwick LLP as the
         Company's independent public
         accountants for the next fiscal
         year.                               36,279,495       12,452    21,900

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

                                    J.B. HUNT TRANSPORT SERVICES, INC.



DATE:    AUGUST 6, 1996                BY:  /s/ Kirk Thompson
     --------------------------            -----------------------------
                                           Kirk Thompson
                                           President and
                                           Chief Executive Officer




DATE:    AUGUST 6, 1996                BY:   /s/ Jerry W. Walton
     --------------------------            -----------------------------
                                           Jerry W. Walton
                                           Executive Vice President, Finance
                                           and Chief Financial Officer