Form 10-Q
period 1996-09-30
HUNT J B TRANSPORT SERVICES INC
filed 1996-11-12
CIK 728535

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


(Mark One)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1996

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11757


                     J.B. HUNT TRANSPORT SERVICES, INC.

           (Exact name of registrant as specified in its charter)

             ARKANSAS                                      71-0335111
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                   Identification No.)


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


The number of shares of the Company's $.01 par value common stock outstanding on September 30, 1996 was 37,996,906

                             PART I

                     FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

     The interim consolidated financial statements have been reviewed by KPMG Peat Marwick LLP, independent public accountants.

     These interim consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1995.

                               INDEX

Consolidated Statements of Earnings for the Three and Nine Months
  Ended September 30, 1996 and 1995.................................... Page 3

Consolidated Balance Sheets as of
  September 30, 1996 and December 31, 1995............................. Page 4

Consolidated Statements of Cash Flows for the
  Nine Months Ended September 30, 1996 and 1995........................ Page 5

Notes to Consolidated Financial Statements
  as of September 30, 1996............................................. Page 6

Review Report of KPMG Peat Marwick LLP................................. Page 8

ITEM 2.

Management's Discussion and Analysis of Results of Operations
  and Financial Condition.............................................. Page 9

                      J.B. HUNT TRANSPORT SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share data)
                                 (unaudited)

------------------------------------------------------------------------------------------
                                             Three Months Ended        Nine Months Ended
                                                September 30             September 30
------------------------------------------------------------------------------------------
                                              1996        1995         1996         1995
------------------------------------------------------------------------------------------
Operating revenues                          $378,739    $355,114    $1,105,326    $993,757

Operating expenses
 Salaries, wages and employee benefits       124,914     119,082       363,536     339,686
 Purchased transportation                    115,258     101,451       312,086     262,265
 Fuel and fuel taxes                          38,043      35,818       120,292     105,956
 Depreciation                                 28,147      30,974        92,158      96,751
 Operating supplies and expenses              22,957      24,875        69,460      72,192
 Insurance and claims                         14,021      14,074        45,191      36,589
 General and administrative expenses           6,645       7,893        22,459      19,390
 Operating taxes and licenses                  6,738       6,535        21,020      23,794
 Communication and utilities                   4,583       4,696        13,823      10,466
------------------------------------------------------------------------------------------
  Total operating expenses                   361,306     345,398     1,060,025     967,089
------------------------------------------------------------------------------------------
  Operating income                            17,433       9,716        45,301      26,668
Interest expense                               6,010       6,135        18,283      18,720
Other non-operating expense                       --         660            --         660
------------------------------------------------------------------------------------------
  Earnings before income taxes                11,423       2,921        27,018       7,288
Income taxes                                   4,341       1,081        10,267       2,697
------------------------------------------------------------------------------------------
  Net earnings                              $  7,082    $  1,840    $   16,751    $  4,591
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Common shares outstanding                     38,095      38,669        38,077      38,598
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Earnings per share                          $   0.19    $   0.05    $     0.44    $   0.12
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                     J.B. HUNT TRANSPORT SERVICES, INC.

                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                               (unaudited)

----------------------------------------------------------------------------
                                     September 30, 1996    December 31, 1995
----------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents           $        2,938        $       4,260
  Accounts receivable                        171,007              143,002
  Prepaid expenses                            14,884               29,645
  Deferred income taxes                       10,171               10,171
----------------------------------------------------------------------------
    Total current assets                     199,000              187,078
----------------------------------------------------------------------------
Property and equipment                     1,223,443            1,184,808
  Less accumulated depreciation              400,346              375,798
----------------------------------------------------------------------------
    Net property and equipment               823,097              809,010
----------------------------------------------------------------------------
Other assets                                  26,851               20,694
----------------------------------------------------------------------------
                                      $    1,048,948        $   1,016,782
----------------------------------------------------------------------------
----------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
   debt                               $       64,550        $      30,310
  Trade accounts payable                      79,442               86,466
  Claims accruals                             32,931               38,014
  Accrued expenses                            30,184               25,986
  Other current liabilities                    4,254                3,823
----------------------------------------------------------------------------
    Total current liabilities                211,361              184,599
----------------------------------------------------------------------------
Long-term debt                               332,510              339,015
Claims accruals                               13,500               13,500
Deferred income taxes                        125,466              122,729
Stockholders' equity                         366,111              356,939
----------------------------------------------------------------------------
                                      $    1,048,948        $   1,016,782
----------------------------------------------------------------------------
----------------------------------------------------------------------------

                      J.B. HUNT TRANSPORT SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

--------------------------------------------------------------------------------------------
                                                             Nine Months Ended September 30
--------------------------------------------------------------------------------------------
                                                                1996           1995
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                               $   16,751          $    4,591
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation, net of gain on disposition of equipment       92,158              96,751
     Deferred income taxes                                        2,737              (3,477)
     Tax benefit of stock options exercised                         381                 316
     Changes in assets and liabilities:
      Accounts receivable                                       (28,005)            (18,306)
      Prepaid expenses                                           14,761               8,631
      Trade accounts payable                                     (7,024)             27,865
      Claims accruals                                            (5,083)              6,113
      Accrued expenses and other current liabilities              4,629              (3,042)
--------------------------------------------------------------------------------------------
        Net cash provided by operating activities                91,305             119,442
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                          (146,927)           (145,400)
  Proceeds from sale of equipment                                40,682              38,612
  Increase in other assets                                       (4,759)             (8,464)
--------------------------------------------------------------------------------------------
        Net cash used in investing activities                  (111,004)           (115,252)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings of long-term obligations                        27,735               1,562
  Proceeds from sale of treasury stock                            2,137               2,263
  Repurchase of treasury stock                                   (5,806)                 --
  Dividends paid                                                 (5,689)             (5,789)
--------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities      18,377              (1,964)
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (1,322)              2,226
--------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                  4,260               2,142
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $    2,938          $    4,368
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                 $   18,364          $   19,056
    Income Taxes                                                    974               3,050
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

                      J.B. HUNT TRANSPORT SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
(1)  LONG-TERM DEBT

     Long-term debt consists of (in thousands):

                                                          9/30/96    12/31/95
                                                         --------    --------
          Commercial paper                               $179,550    $145,310
          Senior notes payable, interest at 6.25%
            payable semiannually                           98,260     100,000
          Senior notes payable, interest at 7.75%
            payable semiannually                            5,000       5,000
          Senior notes payable, interest at 7.84%
            payable semiannually                           15,000      20,000
          Senior subordinated notes, interest at 7.80%
            payable semiannually                           50,000      50,000
          Senior notes payable, interest at 6.25%
            payable semiannually                           25,000      25,000
          Senior notes payable, interest at 6.00%
            payable semiannually                           25,000      25,000
                                                         --------    --------
                                                          397,810     370,310
          Less current maturities                         (64,550)    (30,310)
          Unamortized discount                               (750)       (985)
                                                         --------    --------
                                                         $332,510    $339,015
                                                         --------    --------
                                                         --------    --------

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

  2) CAPITAL STOCK

     The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                                 Number of
                                     Number of   Option price       shares
                                      shares      per share      exercisable
                                      ------      ---------      -----------

Outstanding at December 31, 1995     2,725,731   $ 9.33 - 24.63     415,606
                                                                    -------
                                                                    -------
     Granted                         2,792,500    17.63 - 21.25
     Exercised                        (191,456)    9.67 - 18.75
     Terminated                       (270,350)   11.58 - 23.00
                                     ---------   --------------

Outstanding at September 30, 1996    5,056,425   $ 9.33 - 24.63     322,850
                                     ---------   --------------     -------
                                     ---------   --------------     -------


     On October 17, 1996, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on November 22, 1996 to stockholders of record as of November 4, 1996.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                       /s/ KPMG Peat Marwick LLP
                                       --------------------------------------

Little Rock, Arkansas
October 11, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1995.

RESULTS OF OPERATIONS

     The following table sets forth the change in amounts and percentage change between the third quarter of 1996 and the comparable period in 1995 of certain revenue, expense and operating items.

               Three Months Ended September 30, 1996 vs. 1995
                     (In thousands except tractor data)

                                           Increase
                                           (decrease)      %
                                           in amounts    change
                                           ----------    ------
Operating revenues                           $23,625       7%
---------------------------------------------------------------
Average number of tractors in the fleet          (50)     (1%)
---------------------------------------------------------------
Operating expenses:
  Salaries, wages and employee benefits      $ 5,832       5%
  Purchased transportation                    13,807      14%
---------------------------------------------------------------
  Fuel and fuel taxes                          2,225       6%
  Depreciation                                (2,827)     (9%)
---------------------------------------------------------------
  Operating supplies and expenses             (1,918)     (8%)
  Insurance and claims                           (53)      0%
---------------------------------------------------------------
  General and administrative expenses         (1,248)    (16%)
  Operating taxes and licenses                   203       3
  Communication and utilities                   (113)     (2%)
---------------------------------------------------------------
    Total operating expenses                  15,908       5%
---------------------------------------------------------------
    Operating income                         $ 7,717      79%
---------------------------------------------------------------
---------------------------------------------------------------

The following discussion relates to the table set forth above and the attached interim statements for the quarter ended September 30, 1996 and 1995.

OPERATING REVENUES

     Operating revenues for the third quarter of 1996 increased approximately $24 million, or 7 percent, to $378.7 million from $355.1 million in the third quarter of
                                       9

1995. The average number of total tractors in the fleet decreased 1 percent during the same period. The change in revenue between quarters includes the following by type of freight:

                              Change in Revenue
                  Third Quarter 1996 vs. Third Quarter 1995
                            (millions of dollars)

                  Intermodal               $ 16
                  Logistics management       27
                  Dedicated contract          2
                  Other, net                (21)
                                           ----
                                           $ 24
                                           ----
                                           ----

     Intermodal loads increased 13 percent during the third quarter of 1996. Operating revenues increased 5 percent in the van division, approximately 100 percent in logistics management and 5 percent in dedicated contract. The decrease in other above reflects the sale of the special commodities and parcel management businesses. Van division truck only rates were approximately 1.4 percent lower during the third quarter of 1996, while intermodal rates were unchanged.

OPERATING EXPENSES

     Total operating expenses for the third quarter of 1996 increased approximately $16 million, or 5 percent over the comparable period of 1996. Operating income increased by $7.7 million to $17.4 million from $9.7 million. The significant increase in 1996 operating income, from an unusually low third quarter of 1995, was due primarily to higher tractor utilization and reduced operating expenses. In addition, a pretax gain of approximately $3 million was recognized during the current quarter, from the sale of the special commodities business. Gains on the disposition of revenue equipment, which had been significant in some prior reporting periods, were approximately $1.2 million in the third quarter of 1996 (excluding the special commodities gain), compared with $3.6 million in 1995. Gains are classified as a reduction of depreciation expense in the Consolidated Statements of Earnings.

      Salaries, wages and employee benefits increased 5 percent during the third quarter of 1996, due, in part, to $1.7 million paid to drivers in connection with a new safe driving bonus program. Purchased transportation expense increased 14 percent, reflecting payments to railroads and third-party companies that furnished intermodal and truck transportation services to the Company. Fuel and fuel tax expense increased 6 percent during the third quarter of 1996. This increase was primarily due to an 11 percent increase in cost per gallon partially offset by a nearly 5 percent increase in miles per gallon. The higher fuel cost was also partially recovered through additional fuel surcharge revenue billed to customers. Rapid changes in fuel costs can significantly impact earnings.

     The 9 percent decline in depreciation expense was primarily due to the gain on sale of the special commodities business described above. The 8 percent decline in operating supplies and expenses was due, in part, to lower tractor and trailing equipment maintenance costs. Insurance and claims costs were flat when comparing the third quarter of 1996 to the same period in 1995. However, 1996 insurance and claims expense was down nearly $4 million from the second quarter of 1996 to the third quarter of 1996. The Company announced a decision in June, 1996 to limit the speed of its tractors to 59 miles per hour in order to improve safety. General and administrative expenses declined 16 percent, due, in part, to lower driver advertising and recruiting cost.

LIQUIDITY AND CAPITAL RESOURCES

     This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Consolidated Statements of Cash Flows and the Consolidated Balance Sheets.

     Net cash provided by operating activities was approximately $91 million for the nine months ended September 30, 1996 compared with $119 million in 1995. This decrease in net cash provided was primarily due to an increase in accounts receivable and certain cash payments made during the first quarter of 1996 for claims settlements and payables for revenue equipment purchases.

SELECTED BALANCE SHEET DATA

                                                               As of
                                   -----------------------------------------------------------
                                   September 30, 1996   December 31, 1995   September 30, 1995
                                   ------------------   -----------------   ------------------
   Working  capital ratio                    .94                1.01                  .91
   Current maturities of long-
    term debt (millions)                   $  65               $  30                 $ 75
   Total debt (millions)                   $ 397               $ 369                 $369
   Total debt to equity                     1.08                1.03                  .99
   Total debt as a percentage
    of total capital                         .52                 .51                  .50

     Net additions to property and equipment during the nine months ended September 30, 1996 totaled $106 million compared with $107 million in 1995. While total debt levels have increased slightly during the past year, the Company's liquidity has not changed significantly. The Company generates significant cash from operating activities and has borrowing capacity to meet its committed and contemplated cash expenditures.

     In October, 1996 Standard and Poor's lowered its ratings on the Company as follows:

             * corporate credit to BBB+ from A-
             * senior unsecured to BBB+ from A-
             * subordinated debt to BBB from BBB+

                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None applicable.

ITEM 2.   CHANGES IN SECURITIES
          None applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None applicable.

ITEM 5.   OTHER INFORMATION

         On August 8, 1996 the Company announced an agreement to combine J.B. Hunt's special commodities business into Trism Secured. Trism acquired the business and certain other assets in exchange for cash and stock options.

         On October 17, 1996 the Company announced that its Board of Directors had authorized the repurchase of up to 2.0 million shares of outstanding common stock. This action was in addition to previous authorizations in 1994 and 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits
             27   Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       J.B. HUNT TRANSPORT SERVICES, INC.



DATE: November 11, 1996                BY:  /s/ Kirk Thompson
     -------------------------            ---------------------------------
                                          Kirk Thompson
                                          President and
                                          Chief Executive Officer




DATE: November 11, 1996                BY:   /s/ Jerry W. Walton
     -------------------------            ---------------------------------
                                          Jerry W. Walton
                                          Executive Vice President, Finance
                                          and Chief Financial Officer