Form 10-K
period 1996-12-31
HUNT J B TRANSPORT SERVICES INC
filed 1997-02-26
CIK 728535

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED                    COMMISSION FILE NUMBER
         DECEMBER 31, 1996                               0-11757


                        J.B. HUNT TRANSPORT SERVICES, INC.
             (Exact name of registrant as specified in its charter)


                    ARKANSAS                           71-0335111
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)

         615 J.B. HUNT CORPORATE DRIVE                     72745
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS.
                         YES _X_    NO _____

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SS229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K
OR ANY AMENDMENT TO THIS FORM 10-K.   [  ]

THE AGGREGATE MARKET VALUE OF 17,432,816 SHARES OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 3, 1997 WAS $250,596,730 (BASED UPON $14.375 PER SHARE BEING THE CLOSING SALE PRICE ON THAT DATE, AS REPORTED BY NASDAQ). IN MAKING THIS CALCULATION, THE ISSUER HAS ASSUMED, WITHOUT ADMITTING FOR ANY PURPOSE, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT, AND NO OTHER PERSONS, ARE AFFILIATES.

   THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
             COMMON STOCK, AS OF FEBRUARY 3, 1997:  36,941,274.

                      DOCUMENTS INCORPORATED BY REFERENCE

    CERTAIN PORTIONS OF THE NOTICE AND PROXY STATEMENT FOR THE 1997 ANNUAL
           STOCKHOLDERS' MEETING TO BE HELD APRIL 17, 1997 PART II.

PART I

ITEM 1.   BUSINESS
GENERAL
     J.B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries ("JBH" or the "Company") is a diversified transportation services and logistics company operating under the jurisdiction of the U.S. Department of Transportation, formerly the Interstate Commerce Commission ("ICC"), and various state regulatory agencies. JBH is an Arkansas holding company incorporated on August 10, 1961. Through its subsidiaries JBH transports primarily full-load containerizable freight throughout the continental United States and portions of Canada and Mexico. The Company also provides logistics and transportation-related services which may utilize JBH equipment and employees, or may employ equipment and services provided by unrelated third parties in the transportation industry.
  JBH has various operating authorities granted by the ICC and state regulatory agencies. The Company may transport any type of freight (except certain types of explosives) from any point in the continental United States to any other point in another state, over any route selected by the Company. The Company also has certain intrastate authorities, allowing pick-up and delivery within those states. Federal legislation was enacted effective January 1, 1995 which preempted each state's right to limit entry into intrastate operations. JBH transports a wide range of products including automotive parts, department store merchandise, paper and paper products, plastics, chemicals and manufacturing materials and supplies.
  JBH was granted certain Canadian authority initially in 1988 and currently transports freight to and from all points in the continental United States to Quebec, British Columbia and Ontario. The Company has authorization to operate directly in all the Canadian provinces, but to date has served additional points in Canada primarily through interchange operations with Canadian motor carriers. The Company has provided transportation services to and from Mexico since 1989 through interchange operations with various Mexican motor carriers. A joint venture agreement with Transportacion Maritima Mexicana, the largest transportation company in Mexico, was signed in 1992.
  In 1990, JBH initiated intermodal operations with the Atchison, Topeka and Santa Fe Railway Company. In accordance with that agreement, freight could be transported by rail utilizing traditional trailer-on-flatcar (TOFC) or container-on-flatcar (COFC) medium. Since this initial agreement with Santa Fe (now Burlington Northern Sante Fe), intermodal operations have been expanded to include arrangements with ten railroads. A number of these rail routes allow the utilization of high cube containers which can be double-stacked to provide improved productivity. Substantially all of the freight carried under these rail arrangements is granted priority space on trains and receives preferential loading and unloading at rail facilities.
  The Company commenced offering transportation logistics services in 1992 in response to shippers' interest in outsourcing their total distribution and transportation processes. JBH Logistics provides a range of comprehensive transportation and management services including experienced professional managers, information and optimization technology and the design or redesign process of system solutions. Dedicated contract services were initiated in 1993, which provide specifically assigned equipment, drivers and management to companies that want to augment or outsource their private fleet. During 1996, the Company successfully exited the hazardous commodity and small package transportation businesses in order to focus on the dry-van, logistics management and dedicated equipment operations.

MARKETING AND OPERATIONS
  The truckload ("T/L") market has historically been a lower price, lower service market when compared to the less-than-truckload ("LTL") segment. The Company has opted to provide a premium service and charge compensating rates rather than compete primarily on the basis of price.
  The Company's business is well diversified and no one customer accounted for more than 5% of revenues during 1996 or 1995. Marketing efforts include significant focus on the diversified group of "Fortune 500" customers. A broad geographic dispersion and a good balance in the type of industries served allow JBH some protection from major seasonal fluctuations. However, consistent with the T/L industry in general, freight is typically stronger in the second half of the year with peak months being August, September and October. In addition, demand for services is usually strong at the end of the first two calendar quarters (i.e., March and June). Revenue is also affected by bad weather and holidays, since revenue is directly related to available working days of shippers.

  The Company markets door-to-door T/L service through its nationwide marketing network. Services involving intermodal transportation mediums are billed by JBH and all inquiries, claims and other customer contact are handled by the Company. Certain marketing and sales functions are assigned to each of the primary businesses of dry-van, logistics management and dedicated equipment. However, marketing strategy and national account service coordination is managed at the corporate level.

PERSONNEL
  At December 31, 1996, JBH employed 11,575 people, including 8,345 drivers.
The transportation industry and the Company have experienced shortages of qualified drivers from time to time. The Company has developed an extensive
program to attract, train and retain drivers.   In September 1996, a new
compensation program was announced for the approximate 4,000 over-the-road van drivers. This comprehensive package, effective February 25, 1997, includes an average 33 percent increase in wages for this group of employees. The expected results of this program include a more stable and experienced work force capable of delivering a high quality of customer service. Drivers are frequently designated as local, regional, assigned/dedicated or over-the-road and typically compensated on the basis of miles driven, a specific rate per week or a combination of factors. The Company also employed approximately 1,100 mechanics at December 31, 1996. Management believes that its relationship with all of its employees is excellent.

REVENUE EQUIPMENT
  At December 31, 1996, JBH owned 7,750 tractors and operated 8,954 trailers and 18,819 specially designed containers. The average age of the tractor and trailing equipment fleet was slightly more than two and one half years. In late 1992, the Company announced the development of a new multi-purpose container which can be placed on a chassis for transportation over the road by truck and also moved by rail or ship. The container and chassis combination may be transported by rail (TOFC) or the container can be separated from the chassis and double-stacked (COFC) on the rail for improved productivity. In early 1996, JBH took delivery of the remaining containers and chassis in its initial equipment orders. This rapid conversion of the van trailing fleet has helped support the significant growth of intermodal volume. Specific customer service requirements are a primary determining factor of the dedicated equipment fleet specifications and mix.

  A periodic maintenance program is strictly enforced for all revenue equipment based upon the specific type and use of the equipment. JBH believes that modern, late-model, clean equipment differentiates quality service in the marketplace. A professional maintenance program minimizes downtime, increases utilization and enhances the trade-in value of used equipment.

COMPETITION
  JBH is the largest publicly held T/L carrier in the United States. It competes primarily with other irregular route, T/L common carriers. LTL common carriers and private carriers generally provide limited competition for T/L carriers. JBH is one of a few carriers offering nationwide logistics management and dedicated revenue equipment services. Although a number of carriers may provide competition on a regional basis, only a limited number of companies represent competition in all markets. The extensive rail network developed in conjunction with the various railroads also allows the Company the opportunity to differentiate its services in the marketplace.

REGULATION
  The Company is a motor common carrier regulated by the United States Department of Transportation (formerly the ICC). The federal government generally governs activities such as authority to engage in interstate motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting.
  Motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation (DOT) governing interstate operation. Such matters as weight and dimensions of equipment and commercial driver's licensing are also subject to federal and state regulations. A federal requirement that all drivers obtain a commercial driver's license became effective in April 1992.
  The federal Motor Carrier Act of 1980 was the start of a program to increase competition among motor carriers and limit the level of regulation in the industry (sometimes referred to as "deregulation"). The Motor Carrier Act of

1980 enabled applicants to obtain ICC operating authority more easily and allowed interstate motor carriers, such as the Company, to change their rates by a certain percentage per year without ICC approval. The new law also allowed for the removal of many route and commodity restrictions regarding the transportation of freight. As a result of the Motor Carrier Act of 1980, the Company was able to obtain unlimited authority to carry general commodities throughout the 48 contiguous states. Effective January 1, 1995, the federal government issued guidelines which allow motor carriers more flexibility in intrastate operations. Although this reduced level of state regulation may increase the level of competition in some regions, the Company believes it will ultimately benefit from this legislation.

ITEM 2.   PROPERTIES

  The Company's corporate headquarters are in Lowell, Arkansas. A 150,000-square-foot building was constructed and occupied in September 1990. The building is situated on a 127-acre tract of land.

  In addition to the corporate headquarters, the Company owns a separate 40-acre tract in Lowell, Arkansas with three separate buildings totaling 21,000 square feet of office space and 90,000 square feet of maintenance and warehouse space. These buildings serve as the Lowell operations terminal, tractor and trailer maintenance facilities and additional administrative offices. A new terminal and maintenance facility was constructed and occupied in Chicago, Illinois during 1996.


A summary of the Company's principal facilities follows:

                                         Maintenance Shop  Office Space
Location                     Acreage       (Square feet)   (Square feet)
------------------------------------------------------------------------
  Atlanta, Georgia              30            29,800          10,400
  Chicago, Illinois             27            50,000          14,000
  Dallas, Texas                 14            24,000           7,800
  Detroit, Michigan              9            44,300          10,800
  East Brunswick, New Jersey    19             3,000           7,800
  Houston, Texas                13            24,700           7,200
  Little Rock, Arkansas         24            29,200           7,200
  Louisville, Kentucky          14            40,000          10,000
  Lowell, Arkansas              40            50,200          14,000
  Lowell, Arkansas (trailer
   facilities)                  14            29,800           3,700
  South Gate, California        12            12,000           5,500


In addition to the above facilities, the Company leases several small offices and trailer parking yards in various locations throughout the country.

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

   No matters were submitted during the fourth quarter of 1996 to a vote of security holders.



PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK
  The Company's common stock is traded in the over-the-counter market under the symbol "JBHT." The following table sets forth, for the calendar years indicated, the range of high and low sales prices for the Company's common stock as reported by the National Association of Securities Dealers Automated Quotations National Market System ("NASDAQ").

                      Calendar Year 1996    Calendar Year 1995
Period                  High       Low         High      Low
-------------------------------------------------------------
1st Quarter            $22.13    $15.13       $20.13   $15.25
2nd Quarter             22.13     18.75        19.50    16.13
3rd Quarter             21.88     15.06        19.50    14.88
4th Quarter             16.00     13.75        17.13    12.75

  On February 3, 1997, the high and low sales prices for the Company's common stock as reported by the NASDAQ were $14.375 and $14.00, respectively. As of February 3, 1997, the Company had 1,980 stockholders of record.

DIVIDEND POLICY
  On January 23, 1997, the Board of Directors declared a quarterly dividend of $.05 per share, payable on February 17, 1997 to shareholders of record on February 3, 1997. Although it is the present intention of the Board of Directors to continue quarterly dividends, payment of future dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors. The Company declared and paid cash dividends of $.20 per share in 1996 and 1995.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

Years Ended December 31             1996        1995        1994        1993      1992      1991      1990      1989
----------------------------------------------------------------------------------------------------------------------
Operating revenues               $1,486,748  $1,352,225  $1,207,601  $1,020,921 $911,982  $733,288  $579,831  $509,278
Earnings (loss) before
 cumulative effect of  changes
 in accounting methods               22,115      (2,170)     40,392      38,221   36,933    29,459    30,048    30,615
Earnings (loss) per share before
 cumulative effect of  changes
 in accounting methods                  .58        (.06)       1.05        1.00     1.03       .85       .85       .87
Cash dividends per share                .20         .20         .20         .20      .20       .19       .16       .16
Total assets                      1,040,925   1,016,782     993,699     862,442  715,741   520,130   452,734   384,684
Long-term debt                      332,571     339,015     299,243     303,499  216,254   156,930   137,597   104,955
Stockholders' equity                357,255     356,939     377,898     343,964  308,626   215,761   191,074   175,518


Years Ended December 31             1988      1987
----------------------------------------------------
Operating revenues                $392,553  $286,419
Earnings (loss) before
 cumulative effect of  changes
 in accounting methods              33,045    22,415
Earnings (loss) per share before
 cumulative effect of  changes
 in accounting methods                 .93       .63
Cash dividends per share               .13       .11
Total assets                       300,199   250,274
Long-term debt                      65,358    69,000
Stockholders' equity               150,126   121,316

Percentage of Operating Revenue

Years Ended December 31                 1996     1995      1994     1993     1992     1991     1990     1989     1988     1987
-------------------------------------------------------------------------------------------------------------------------------
Operating revenues                     100.0%   100.0 %   100.0%   100.0%   100.0%   100.0 %  100.0%   100.0%   100.0%   100.0 %
Operating expenses:
  Salaries, wages
   and employee benefits                32.6     33.8      33.5     36.4     38.2     40.0     41.4     42.1     41.4     39.6
  Purchased transportation              29.0     26.8      23.9     18.4     12.2      7.0      0.7      0.7      0.6      0.4
  Fuel and fuel taxes                   10.8     10.6      10.9     12.4     14.2     16.3     17.3     15.7     14.3     15.8
  Depreciation                           8.4      9.6       9.2      8.2      9.5      9.4      9.7      9.5      9.7     10.3
  Operating supplies and
   expenses                              6.2      7.0       6.9      7.2      7.4      8.0      8.8      8.5      7.8      7.1
  Insurance and claims                   3.9      3.8       3.1      4.0      4.8      4.7      5.4      4.5      4.3      4.4
  General and administrative expenses    1.9      2.4       2.2      1.9      2.0      2.1      2.3      1.7      1.3      1.3
  Operating taxes and licenses           1.9      2.0       2.2      2.8      2.8      3.0      3.2      3.5      3.4      3.7
  Special charges                          -      1.3         -        -        -        -        -        -        -        -
  Communication and utilities            1.2      1.1       1.1      1.0      1.3      1.4      1.4      1.7      2.0      2.4
                                       -----    -----     -----    -----    -----    -----    -----    -----    -----    -----
    Total operating expenses            95.9     98.4      93.0     92.3     92.4     91.9     90.2     87.9     84.8     85.0
                                       -----    -----     -----    -----    -----    -----    -----    -----    -----    -----
Operating income                         4.1      1.6       7.0      7.7      7.6      8.1      9.8     12.1     15.2     15.0
Interest expense                         1.7      1.8       1.6      1.4      1.2      1.5      1.2      1.8      1.7      1.4
Income taxes                              .9        -       2.1      2.6      2.3      2.6      3.4      4.3      5.1      5.7
Cumulative effect of changes in
 accounting methods                        -        -         -        -      0.2     (0.2)       -        -        -     (1.2)
                                       -----    -----     -----    -----    -----    -----    -----    -----    -----    -----
Net earnings (loss)                      1.5%    (0.2)%     3.3%     3.7%     4.3%     3.8 %    5.2%     6.0%     8.4%     9.1 %
                                       -----    -----     -----    -----    -----    -----    -----    -----    -----    -----
                                       -----    -----     -----    -----    -----    -----    -----    -----    -----    -----

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following discussion and analysis of the Company's operations, financial condition and financial performance, as well as material contained elsewhere herein, includes statements that are not historical facts. Such statements are forward-looking statements based on the Company's expectations and as such, are subject to uncertainty and risk. For additional information, the following should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements which appear elsewhere in this report.

RESULTS OF OPERATIONS

     The following table sets forth the change in amounts and percentage change between years of certain revenue, expense and operating items.

(Dollars in thousands, except tractor data)

                                       1996 Compared To 1995                1995 Compared To 1994
------------------------------------------------------------------------------------------------------
                                   Increase (Decrease)                 Increase (Decrease)
                                           in Amounts     % Change             in Amounts     % Change
------------------------------------------------------------------------------------------------------
Average number of tractors
  in the fleet                                    169          2 %                    465          7 %
                                             --------       ----                 --------        ---
Operating revenues                           $134,523         10 %               $144,624         12 %

Operating expenses:
  Salaries, wages and
    employee benefits                          27,135          6                   52,431         13
  Purchased transportation                     68,306         19                   74,836         26
  Fuel and fuel taxes                          17,026         12                   12,213          9
  Depreciation                                 (5,334)        (4)                  19,603         18
  Operating supplies and expenses              (2,166)        (2)                  11,653         14
  Insurance and claims                          7,680         15                   12,756         34
  General and administrative
    expenses                                   (4,480)       (14)                   6,022         22
  Operating taxes and licenses                  1,000          4                     (594)        (2)
  Special charges                             (17,296)      (100)                  17,296         --
  Communication and utilities                   3,634         25                    1,959         15
                                             --------       ----                 --------        ---
      Total operating expenses                 95,505          7 %                208,175         19 %
                                             --------       ----                 --------        ---
      Operating income after
        special charges                      $ 39,018        183%                $(63,551)       (75)%
                                             --------       ----                 --------        ---
      Operating income before
        special charges                      $ 21,722         56 %               $(46,255)       (54)%
                                             --------       ----                 --------        ---
                                             --------       ----                 --------        ---

The following table sets forth certain industry operating data of the Company.

Years Ended December 31             1996        1995        1994      1993        1992     1991      1990       1989
-----------------------------------------------------------------------------------------------------------------------

Total loads                        1,605,546   1,361,251   1,187,815  1,081,013   960,031   796,929   596,574   536,448
Average number of tractors in
  the fleet during the year            7,728       7,559       7,094      6,890     6,424     5,286     4,413     3,616
Tractors operated (at year end)        7,750       7,706       7,412      6,775     7,004     5,843     4,729     4,096
Trailers/containers (at year end)     27,773      24,618      22,687     19,089    17,391    12,389    10,563     9,339
Tractor miles (in thousands)         810,450     772,199     740,626    718,767   733,700   638,926   551,175   495,377

OPERATING REVENUES
     Operating revenues increased $134.5 million, or 10%, from 1995 to 1996 and $144.6 million, or 12%, from 1994 to 1995. The increase in revenue between years includes the following by type of freight:

                      Increase (Decrease) in Revenue
                           (millions of dollars)

     Type of  Freight      1996 Compared To 1995          1995 Compared To 1994
     --------------------------------------------------------------------------
     Dry-Van*                      $79.0                          $26.0
     Logistics Management           75.9                           17.8
     Dedicated Contract             16.3                           58.5
     Other**                       (36.7)                          42.3
                                  ------                         ------
                                  $134.5                         $144.6
                                  ------                         ------
                                  ------                         ------

  *  Includes intermodal
  ** Reflects $32.2 million impact from sale of special commodities and parcel management operations.

     The Company continued its strategy during 1996 and 1995 of providing diversified transportation and logistics management services, which utilize intermodal, professional management expertise and third-party revenue equipment. This growth strategy allowed consolidated revenue to increase at double-digit rates, while the tractor fleet increased only 2% during 1996 and 7% during 1995. Dry van revenue, which includes intermodal operations, increased $79 million, or 8%, during 1996 and $26 million, or 3% during 1995. The relatively new service offerings of logistics management and dedicated contract significantly contributed to revenue growth in 1996 and 1995. Dry van truck rates, excluding fuel surcharges, decreased approximately 2% during 1996 and declined approximately 1% from 1994 to 1995. Intermodal freight rates declined approximately 1% during 1996 and decreased approximately 3% from 1994 to 1995. These rate decreases negatively impacted revenues and earnings in 1996 and 1995.

OPERATING EXPENSES
     Total operating expenses increased $95.5 million, or 7% from 1995 to 1996. Total operating expenses, including special charges of $17.3 million, increased $208.2 million, or 19% in 1995. Operating expenses as a percentage of operating revenues (operating ratio) were 95.9% in 1996 and 98.4% in 1995. The operating ratio for 1995 was 97.1% excluding special charges. The following operating expense categories increased or decreased at percentage rates significantly different than the rate of revenue increase during the period indicated:

       1996 Compared to 1995
       ---------------------

     * Revenue increased 10%.

     * The 19% increase in purchased transportation was primarily due to the growth of logistics and dedicated contract business, which results in additional payments to railroads and third-party companies for transportation service.

     * Fuel and fuel taxes increased 12%, primarily due to significant increases in fuel cost per gallon. This cost increase was partly offset by fuel surcharge revenue billed to customers.

     * The $5.3 million, or 4%, reduction in depreciation expense was due, in part, to gains on the sale of the special commodities and parcel management businesses. Gains of $7.9 million before income taxes were recognized on the sale of these businesses and other assets and were offset against depreciation expense. Gains on the sale of revenue equipment were $7.2 million in 1995. Lower depreciation expense on certain revenue equipment and on-board tractor communication devices also reduced 1996 depreciation expense.

     * Significantly higher accident rates during the first half of 1996 contributed to the 15% increase in insurance and claims costs. A decision was announced in July 1996 to limit the speed of over-the-road tractors to 59 miles per hour. Accident rates declined during late 1996, partly due to lower speeds and additional management focus.

     * The significant decline in general and administrative expenses was primarily due to lower advertising costs.

     * Special charges of $17.3 million were recorded in 1995 to reduce the carrying value of idle and under-performing assets. No special charges were recorded in 1996.

     * The 25% increase in communication and utilities was primarily due to certain rate reductions and one-time credits recognized in early 1995.

       1995 COMPARED TO 1994
       ---------------------
     * Revenue increased 12%.

     * Salaries, wages and employee benefits increased 13%. This increase was due in part to a driver pay increase implemented in April 1995 for the Company's least experienced drivers.

     * Purchased transportation increased 26%, primarily due to the growth of logistics and dedicated contract business and resulting payments to railroads and third-party transportation companies.

     * The 18% increase in depreciation expense was primarily due to significant increases in the size of and upgrading the trailing equipment fleet, the addition of on-board tractor communication devices and lower equipment gains in 1995. Gains on the disposition of revenue equipment, which are offset against depreciation expense, were $8.1 million in 1995 and $12.3 million in 1994.

     * While the number of accidents did not increase significantly during 1995, a small number of severe accidents which fell within the Company's self-insured limits contributed to the significant increase in insurance and claims.

     * The significant increase in general and administrative expenses was due primarily to higher levels of spending for driver advertising and recruiting and recognition of certain uncollectible accounts receivable amounts.

     * Special charges of $17.3 million were recorded during the fourth quarter of 1995 to reduce the carrying value of idle and under-performing assets.

     * The 15% increase in communications and utilities was primarily due to higher satellite usage charges in 1995 related to on-board tractor communication devices.

     * Interest expense increased by $5.0 million, primarily related to higher levels of debt associated with the acquisition of new containers and chassis.

     In September 1996, the Company announced a historic compensation package for its approximate 4,000 over-the-road van drivers. This comprehensive plan, effective February 25, 1997, includes an average 33 percent increase in wages for this group of drivers. The expected results of this program include a more stable and experienced work force capable of delivering a high quality of customer service. Funding of this increased level of expense, estimated to approximate $50.0 million per year, is expected to result from shifting costs out of driver recruiting and training, safety, and from improved equipment utilization. Both company-owned driver training centers were closed in October 1996, as an initial step to generate a portion of the planned cost savings.

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

     Net cash provided by operating activities was $143 million in 1996, $175 million in 1995, and $172 million in 1994. Trade accounts payable at December 31, 1995 included approximately $24 million due to revenue equipment suppliers for service equipment received in 1995, which funds were disbursed in early 1996.

     A commitment was made in 1992 to increase levels of capital spending and convert the majority of the dry van trailing equipment fleet to newly designed multi-purpose containers and chassis. With nearly 19,000 of the new high cube containers in the fleet, the Company has taken delivery of all the units initially ordered.

     Net capital expenditures declined to $129 million in 1996, from $155 million in 1995 and $219 million in 1994. These exenditures were funded with proceeds from long-term debt and cash generated from operations.

SELECTED BALANCE SHEET DATA
---------------------------

As of December 31                                  1996     1995    1994
-------------------------------------------------------------------------
Working capital ratio                               1.03     1.01    1.02
Current maturities of long-term debt (millions)   $ 49.8   $ 30.3  $ 68.1
Total debt (millions)                              382.3    369.3   367.3
Total debt to equity                                1.07     1.03     .97
Total debt as a percentage of total capital          .52      .51     .49

     The Company is authorized to issue up to $250 million in notes under a commercial paper note program, of which $170 million was outstanding at December 31, 1996. The Company filed a prospectus supplement with the Securities and Exchange Commission in June 1995 to issue up to $150 million of senior or subordinated medium-term notes, of which $50 million of senior notes were outstanding at December 31, 1996. In addition, the Company had approximately $128 million of uncommitted lines of credit, none of which were outstanding at December 31, 1996.

     As of December 31, 1996, the Company had committed to purchase approximately $69 million of revenue and service equipment (net cost, after expected proceeds from sale or trade-in allowances of $21 million).

     In October 1996 the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's common stock, from time-to-time in the open market or through privately negotiated transactions at prevailing market prices. This was in addition to an authorization in October 1995 to repurchase up to 1.0 million shares. During 1996, the Company purchased 1,159,100 shares at market prices ranging from $14.13 per share to $16.63 per share. During 1995, the Company repurchased 513,742 shares at market prices ranging from $13.125 per share to $15.625 per share. During 1994, the Company repurchased 134,500 shares at market prices ranging from $15.125 per share to $15.75 per share. The Company intends to hold these shares in treasury for general corporate purposes, which may include employee stock options and restricted stock awards.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------
                                                                           PAGE
-------------------------------------------------------------------------------
Management's and Independent Auditors' Report                                12

Consolidated Balance Sheets at December 31, 1996 and 1995                    13

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994                                           15

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1996, 1995 and 1994                                           16

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                           17

Notes to Consolidated Financial Statements                                   18

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

Kirk Thompson                              Jerry W. Walton
President and Chief Executive Officer      Executive Vice President,
                                            Finance and Chief Financial Officer

February 19, 1997


INDEPENDENT AUDITORS' REPORT
  We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

Little Rock, Arkansas                   KPMG Peat Marwick LLP
February 7, 1997

                    J. B. HUNT TRANSPORT SERVICES, INC.
                              AND SUBSIDIARIES

                        Consolidated Balance Sheets

                         December 31, 1996 and 1995

                           (Dollars in thousands)


             Assets                                1996         1995
             ------                                ----         ----
Current assets:
   Cash and cash equivalents                  $    3,786        4,260
   Accounts receivable                           151,357      143,002
   Refundable income taxes (note 4)                8,426        5,981
   Inventories                                     6,772        6,447
   Prepaid expenses                               20,766       17,217
   Deferred income taxes (note 4)                 11,000       10,171
                                              ----------    ---------
      Total current assets                       202,107      187,078
                                              ----------    ---------

Property and equipment, at cost:
   Revenue and service equipment               1,069,285    1,050,986
   Land                                           19,354       17,313
   Structures and improvements                    56,884       50,962
   Furniture and office equipment                 72,722       65,547
                                              ----------    ---------
      Total property and equipment             1,218,245    1,184,808
   Less accumulated depreciation                 404,992      375,798
                                              ----------    ---------
      Net property and equipment                 813,253      809,010
                                              ----------    ---------

Other assets (note 7)                             25,565       20,694
                                              ----------    ---------
                                              $1,040,925    1,016,782
                                              ----------    ---------
                                              ----------    ---------


                                                                 (Continued)

                         J. B. HUNT TRANSPORT SERVICES, INC.
                                   AND SUBSIDIARIES

                        Consolidated Balance Sheets, Continued

                              December 31, 1996 and 1995

                                (Dollars in thousands)


    Liabilities and Stockholders' Equity          1996             1995
    ------------------------------------          ----             ----

Current liabilities:
   Current maturities of long-term debt
    (note 2)                                  $   49,750          30,310
   Trade accounts payable                         83,846          90,127
   Claims accruals                                33,693          38,014
   Accrued payroll                                12,852          11,083
   Other accrued expenses                         15,999          15,065
                                              ----------       ---------
      Total current liabilities                  196,140         184,599
                                              ----------       ---------
Long-term debt (note 2)                          332,571         339,015

Claims accruals                                   12,800          13,500

Deferred income taxes (note 4)                   142,159         122,729
                                              ----------       ---------
      Total liabilities                          683,670         659,843
                                              ----------       ---------

Stockholders' equity (notes 2 and 3):
   Preferred stock, par value $100.
    Authorized 10,000,000 shares; none
    outstanding                                     -                -
   Common stock, par value $.01 per share.
    Authorized 100,000,000  shares; issued
    39,009,858 shares                                390             390
   Additional paid-in capital                    105,897         105,577
   Retained earnings                             282,364         267,823
   Foreign currency translation adjustment        (5,621)         (6,739)
                                              ----------       ---------
                                                 383,030         367,051
   Less common stock in treasury at cost
    (1,814,084 shares in 1996 and 820,703
    shares in 1995)                               25,775          10,112
                                              ----------       ---------
      Total stockholders' equity                 357,255         356,939

Commitments and contingencies (notes 2, 3,
 5 and 8)
                                              ----------       ---------
                                              $1,040,925       1,016,782
                                              ----------       ---------
                                              ----------       ---------


See accompanying notes to consolidated financial statements.

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                (Dollars in thousands, except per share amounts)

                                                        1996         1995         1994
                                                     ----------    ---------    ---------
Operating revenues                                   $1,486,748    1,352,225    1,207,601

Operating expenses:
  Salaries, wages and employee benefits (note 5)        484,702      457,567      405,136
  Purchased transportation                              431,295      362,989      288,153
  Fuel and fuel taxes                                   160,265      143,239      131,026
  Depreciation                                          124,931      130,265      110,662
  Operating supplies and expenses                        92,426       94,592       82,939
  Insurance and claims                                   58,387       50,707       37,951
  General and administrative expenses                    28,501       32,981       26,959
  Operating taxes and licenses                           27,422       26,422       27,016
  Special charges (note 9)                                  -         17,296          -
  Communication and utilities                            18,456       14,822       12,863
                                                     ----------    ---------    ---------
    Total operating expenses                          1,426,385    1,330,880    1,122,705
                                                     ----------    ---------    ---------
    Operating income                                     60,363       21,345       84,896
Interest expense                                         24,694       24,790       19,748
                                                     ----------    ---------    ---------
    Earnings (loss) before income taxes                  35,669       (3,445)      65,148
Income taxes (note 4)                                    13,554       (1,275)      24,756
                                                     ----------    ---------    ---------
    Net earnings (loss)                              $   22,115       (2,170)      40,392
                                                     ----------    ---------    ---------
                                                     ----------    ---------    ---------

    Earnings (loss) per share                        $      .58         .(06)        1.05
                                                     ----------    ---------    ---------
                                                     ----------    ---------    ---------


See accompanying notes to consolidated financial statements.

                     J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 1996, 1995 and 1994

                (Dollars in thousands, except per share amounts)


                                                                               Foreign                       Total
                                                    Additional    Retained     currency                   stockholders'
                                           Common     paid-in     earnings    translation     Treasury       equity
                                            stock     capital     (note 2)     adjustment      stock        (note 3)
                                            -----     -------     --------     ----------      -----        --------
Balances at December 31, 1993              $  390     102,362      245,073         -           (3,861)      343,964

Tax benefit of stock options exercised         -          735         -            -             -              735

Sale of treasury stock to employees            -        1,626         -            -            1,008         2,634

Repurchase of treasury stock                   -         -            -            -           (2,080)       (2,080)

Cash dividends paid ($.20 per share)           -         -          (7,747)        -             -           (7,747)

Net earnings                                   -         -          40,392         -             -           40,392
                                           ------     -------      -------       ------       -------       -------

Balances at December 31, 1994                 390     104,723      277,718         -           (4,933)      377,898

Tax benefit of stock options exercised         -          301         -            -             -              301

Sale of treasury stock to employees            -          553         -            -            1,878         2,431

Repurchase of treasury stock                   -         -            -            -           (7,057)       (7,057)

Cash dividends paid ($.20 per share)           -         -          (7,725)        -             -           (7,725)

Foreign currency translation adjustment        -         -            -          (6,739)         -           (6,739)

Net loss                                       -         -          (2,170)        -             -           (2,170)
                                           ------     -------      -------       ------       -------       -------

Balances at December 31, 1995                  390    105,577      267,823       (6,739)      (10,112)      356,939

Tax benefit of stock options exercised         -          325         -            -             -              325

Sale of treasury stock to employees            -           (5)        -            -            2,114         2,109

Repurchase of treasury stock                   -         -            -            -          (17,777)      (17,777)

Cash dividends paid ($.20 per share)           -         -          (7,574)        -             -           (7,574)

Foreign currency translation adjustment        -         -            -           1,118          -            1,118

Net earnings                                   -         -          22,115         -             -           22,115
                                           ------     -------      -------       ------       -------       -------

Balances at December 31, 1996              $  390     105,897      282,364       (5,621)      (25,775)      357,255
                                           ------     -------      -------       ------       -------       -------
                                           ------     -------      -------       ------       -------       -------


See accompanying notes to consolidated financial statements.

                      J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                 Years ended December 31, 1996, 1995 and 1994

                           (Dollars in thousands)

                                                        1996         1995       1994
                                                        ----         ----       ----
Cash flows from operating activities:
  Net earnings (loss)                                $  22,115      (2,170)    40,392
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
      Depreciation                                     124,931     130,265    110,662
      Provision for noncurrent deferred income taxes    19,430         842     14,598
      Tax benefit of stock options exercised               325         301        735
      Special charges                                     -         17,296       -
      Amortization of discount, net                        296          22        287
      Changes in assets and liabilities:
        Accounts receivable                             (8,355)     (4,707)    (1,011)
        Other current assets                            (6,319)     (4,637)    (9,503)
        Deferred income taxes                             (829)     (2,088)    (3,490)
        Trade accounts payable                          (6,281)     41,280     11,269
        Claims accruals                                 (5,021)        516      3,874
        Other accrued expenses                           2,703      (1,603)     3,763
                                                      --------    --------   --------
          Net cash provided by operating activities    142,995     175,317    171,576
                                                      --------    --------   --------
Cash flows from investing activities:
  Additions to property and equipment                 (192,434)   (206,570)  (282,581)
  Proceeds from sale of equipment                       63,260      51,350     63,862
  Increase in other assets                              (3,753)     (7,613)   (10,444)
                                                      --------    --------   --------
          Net cash used in investing activities       (132,927)   (162,833)  (229,163)
                                                      --------    --------   --------
Cash flows from financing activities:
  Net borrowings (repayments) on short-term
    obligations                                         24,440     (37,765)    75,848
  Proceeds from long-term debt                            -         49,750       -
  Repayments of long-term debt                         (11,740)    (10,000)   (12,316)
  Proceeds from sale of treasury stock                   2,109       2,431      2,634
  Repurchase of treasury stock                         (17,777)     (7,057)    (2,080)
  Dividends paid                                        (7,574)     (7,725)    (7,747)
                                                      --------    --------   --------
          Net cash provided by (used in)
            financing activities                       (10,542)    (10,366)    56,339
                                                      --------    --------   --------
Net increase (decrease) in cash and cash equivalents      (474)      2,118     (1,248)
Cash and cash equivalents at beginning of year           4,260       2,142      3,390
                                                      --------    --------   --------
Cash and cash equivalents at end of year              $  3,786       4,260      2,142
                                                      --------    --------   --------
Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
    Interest                                          $ 25,258      25,019     20,366
    Income taxes                                        (2,602)      3,431     13,606
                                                      --------    --------   --------

          See accompanying notes to consolidated financial statements.

                         J. B. HUNT TRANSPORT SERVICES, INC.
                                  AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                           December 31, 1996, 1995 and 1994


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

      (c) CASH AND CASH EQUIVALENTS

        For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      (d) TIRES IN SERVICE

        The Company capitalizes tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service.

      (e) PROPERTY AND EQUIPMENT

        Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 5 - 10 years for revenue and service equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment. Gains on dispositions of revenue and other equipment, which are offset against depreciation expense, were approximately $7,949,000, $7,181,000 and $12,251,000 for the years ended December 31, 1996,
          1995 and 1994, respectively.

      (f) REVENUE RECOGNITION

        The Company recognizes revenue based on relative transit time in each reporting period with expenses recognized as incurred.


                                                                  (Continued)
                                       18

                      J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


  (g) INCOME TAXES
      Income taxes are accounted for under the asset and liability method.
        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (h) EARNINGS PER SHARE
      Earnings per share have been computed based on the weighted average number of shares outstanding during each year (37,913,331 in 1996; 38,520,323 in 1995; and 38,559,528 in 1994). Shares issuable under employee stock options are excluded from the weighted average number of shares as their dilutive effect is less than 3%.

  (i) CREDIT RISK
      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and the diverse range of industries which they represent. As of December 31, 1996, the Company had no significant concentrations of credit risk.

  (j) DERIVATIVES
      The differential paid or received on interest rate swap agreements is accrued as interest rates change and is charged or credited to interest expense over the life of the agreements. Any gains or losses realized upon the termination of an interest rate swap agreement are deferred and amortized over the remaining life of the original term as a charge or credit to interest expense.

      The differential paid or received on fuel swap agreements is accrued as fuel prices change and is charged or credited to fuel expense on a monthly basis.

  (k) FOREIGN CURRENCY TRANSLATION
      Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. Cumulative translation adjustments, which reflect foreign currency exchange rate changes applicable to Mexican operations, are recorded as a component of stockholders' equity and reduced stockholders' equity by approximately $5,621,000 and $6,739,000 at December 31, 1996 and 1995, respectively.

                                                                  (Continued)

                        J. B. HUNT TRANSPORT SERVICES, INC.
                                 AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements


  (l) MANAGEMENT INCENTIVE PLAN
      Prior to January 1, 1996, the Company accounted for its management incentive plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or alternatively to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  (m) SPECIAL CHARGES
      The Company continually reevaluates the carrying value of its assets for events or changes in circumstances which indicate that the carrying value may not be recoverable. As part of this reevaluation, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized through a charge to earnings.

(2) LONG-TERM DEBT
    Long-term debt consists of (in thousands):

                                                          December 31,
                                                     ---------------------
                                                        1996         1995
                                                        ----         ----
     Commercial paper                                $ 169,750     145,310
     Senior notes payable, interest at 6.25%
      payable semiannually                              98,260     100,000
     Senior notes payable, interest at 7.75%
      payable semiannually                                -          5,000
     Senior notes payable, interest at 7.84%
      payable semiannually                              15,000      20,000
     Senior subordinated notes, interest at
      7.80% payable semiannually                        50,000      50,000
     Senior notes payable, interest at 6.25%
      payable semiannually                              25,000      25,000
     Senior notes payable, interest at 6.00%
      payable semiannually                              25,000      25,000
                                                     ---------     -------
                                                       383,010     370,310
     Less:  current maturities                         (49,750)    (30,310)
     Unamortized discount                                 (689)       (985)
                                                     ---------     -------
                                                     $ 332,571     339,015
                                                     ---------     -------
                                                     ---------     -------

                                                                    (Continued)

                        J. B. HUNT TRANSPORT SERVICES, INC.
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements


  Under its commercial paper note program, the Company is authorized to issue up to $250 million in notes. These notes are supported by two credit agreements, which aggregate $250 million, with a group of banks, of which $125 million expires March 27, 1997 and $125 million expires March 31, 1999. The effective rate on the commercial note program was 6.18% and 6.11% for the years ended December 31, 1996 and 1995, respectively.

  The 6.25% senior notes are payable at maturity on September 1, 2003; the 7.75% senior notes are payable in annual installments of $5,000,000 on October 31; the 7.84% senior notes are payable in annual installments of $5,000,000 on March 31; the 7.80% senior subordinated notes are payable in five equal annual installments beginning October 30, 2000; the 6.25% senior notes are payable at maturity on November 17, 2000; and the 6.00% senior notes are payable at maturity on December 12, 2000.

  Under the terms of the credit agreements and the note agreements, the Company is required to maintain certain financial covenants including leverage tests, minimum tangible net worth levels and other financial ratios.

  The Company has approximately $128 million of uncommitted lines of credit, none of which were outstanding at December 31, 1996. These lines are with various domestic and international banks and are due on demand. Interest on borrowings is generally tied to the banks' prevailing base rates or other alternative market rates. No commitment or facility fees are paid on these lines of credit and the obligations are typically evidenced by unsecured demand notes.

  Current maturities of long-term debt at December 31, 1996 consist of outstanding commercial paper associated with the revolving credit agreement which expires March 27, 1997 and one installment of the senior notes. The aggregate annual maturities of long-term debt for each of the five years ending December 31 are as follows (in thousands): 1997, $49,750; 1998, $5,000; 1999, $130,000; 2000, $60,000; and 2001, $10,000.

(3) CAPITAL STOCK
    The Company maintains a Management Incentive Plan ("Plan") that provides various vehicles to compensate key employees with Company common stock. Under the Plan, the Company is authorized to award, in aggregate, not more than 5,000,000 shares. At December 31, 1996 there were approximately 221,000 shares available for granting under the Plan. The Company has utilized three such vehicles to award stock or grant options to purchase the Company's common stock: restricted stock awards, restricted options and nonstatutory stock options.

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

                                                                     (Continued)

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

  Compensation expense under the Plan is charged to earnings over the vesting period and amounted to approximately $628,000, $1,100,000 and $1,600,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  A summary of the restricted and nonstatutory options to purchase Company common stock follows:

                                                                       Number
                                         Number      Option price     of shares
                                       of shares       per share     exercisable
                                       ---------      -----------    -----------

 Outstanding at December 31, 1993      1,189,356   $  6.00 - 24.63     369,663

    Granted                              391,750     17.00 - 23.00
    Exercised                           (194,270)     6.00 - 19.50
    Terminated                           (52,375)    11.58 - 18.25
                                      ----------
 Outstanding at December 31, 1994      1,334,461      6.00 - 24.63     399,536

    Granted                            1,626,000     13.38 - 19.25
    Exercised                           (116,980)     6.00 - 15.93
    Terminated                          (117,750)    10.83 - 23.00
                                      ----------
 Outstanding at December 31, 1995      2,725,731      9.33 - 24.63     415,606

    Granted                              493,000     14.00 - 21.25
    Exercised                           (192,956)     9.33 - 18.75
    Terminated                          (284,850)    11.58 - 23.00
                                      ----------
 Outstanding at December 31, 1996     $2,740,925     11.58 - 24.63     294,950
                                      ----------     -------------     -------
                                      ----------     -------------     -------

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

                                                                  (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) would have been reduced to the pro forma amounts indicated below.

                                                       1996        1995
                                                       ----        ----
     Net earnings (loss)            As reported     $ 22,115     (2,170)
                                    Pro forma         19,180     (2,820)

     Earnings (loss) per share      As reported     $    .58       (.06)
                                    Pro Forma            .51       (.07)

  Pro forma net earnings (loss) reflects only options granted in 1996 and 1995.
    Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma net earnings
    (loss) amounts presented above because compensation cost is reflected over the options' vesting periods of 5 to 10 years and compensation cost for options granted prior to January 1, 1995 is not considered.

  The per share weighted-average fair value of stock options granted during 1996 and 1995 was $7.88 and $6.35, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 1.4%, risk-free interest rate of 6.2%, and an expected life of 5.6 years; 1995 - expected dividend yield 1.4%, risk-free interest rate of 5.6%, and an expected life of 5.6 years.

  On January 23, 1997, the Company's Board of Directors declared a cash dividend of $.05 per share payable on February 17, 1997 to shareholders of record on February 3, 1997.

(4) INCOME TAXES

    Total income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 was allocated as follows (in thousands):

                                              1996     1995      1994
                                              ----     ----      ----
Earnings (loss) before income tax         $  13,554  (1,275)   24,756
Stockholders' equity, for tax benefit
 of stock options exercised                    (325)   (301)     (735)
                                          ---------  ------    ------
                                          $  13,229  (1,576)   24,021
                                          ---------  ------    ------
                                          ---------  ------    ------

                                                                    (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     Income tax expense (benefit) attributable to earnings (loss) before income taxes consists of (in thousands):

                                         1996          1995        1994
                                       --------      -------      ------
     Current expense (benefit):
       Federal                         $(5,830)      (1,193)      12,897
       State and local                     783        1,164          751
                                       -------       ------       ------
                                        (5,047)         (29)      13,648
                                       -------       ------       ------
     Deferred expense (benefit):
       Federal                          20,366         (591)       9,929
       State and local                  (1,765)        (655)       1,179
                                       -------       ------       ------
                                        18,601       (1,246)      11,108
                                       -------       ------       ------
         Total tax expense (benefit)   $13,554       (1,275)      24,756
                                       -------       ------       ------
                                       -------       ------       ------

     The following is a reconciliation between the effective income tax rate and the applicable statutory Federal income tax rate for each of the three fiscal years in the period ended December 31, 1996:

                                               1996       1995       1994
                                              ------    -------     -----
     Income tax - statutory rate              35.00%    (35.00)     35.00
     State tax, net of Federal benefit        (1.79)      9.60       1.93
     Tax credits                              (0.87)     (9.65)     (0.92)
     Other, net                                3.92      (1.95)      1.99
                                              -----     ------      -----
       Effective income tax rate              38.00%    (37.00)     38.00
                                              -----     ------      -----
                                              -----     ------      -----

     The significant components of deferred income tax expense (benefit) attributable to earnings (loss) before income taxes are as follows (in thousands):

                                                     1996     1995      1994
                                                   -------   -------   ------
     Deferred tax expense (benefit) (exclusive
      of the effects of other components
      listed below)                                $18,601   (1,246)   12,788

     Adjustments to deferred tax assets and
      liabilities for negotiated income tax
      settlements                                        -        -    (1,680)
                                                   -------   ------    ------
                                                   $18,601   (1,246)   11,108
                                                   -------   ------    ------
                                                   -------   ------    ------


                                                                   (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                              AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below (in thousands):

                                                               1996       1995
                                                            ---------   --------
     Deferred tax assets:
       Claims accruals, principally due to accrual
        for financial reporting purposes                    $(16,288)   (17,834)
       Tax credit carryforwards                               (9,193)   (17,896)
       Accounts receivable, principally due to
        allowance for doubtful accounts                       (5,410)    (4,353)
       Special charges, principally due to write-off
        for financial reporting purposes                         -       (5,670)
       Other                                                  (4,489)    (4,673)
                                                            --------    -------
         Total gross deferred tax assets                     (35,380)   (50,426)
                                                            --------    -------
     Deferred tax liabilities:
       Plant and equipment, principally due to
        differences in depreciation and
        capitalized interest                                 153,303    153,176
       Prepaid permits and insurance, principally
        due to write-offs for income tax purposes              6,709      5,653
       Other                                                   6,527      4,155
                                                            --------    -------
         Total gross deferred tax liabilities                166,539    162,984
                                                            --------    -------
         Net deferred tax liability                         $131,159    112,558
                                                            --------    -------
                                                            --------    -------

     The Company believes its history of profitability and taxable income, its taxes paid within the three year carryback period and its utilization of tax planning sufficiently supports the value of the deferred tax assets. Accordingly, the Company has not recorded a valuation allowance on its books as all deferred tax assets are more than likely to be recovered.

     The Company had general business tax credit carryforwards of approximately $2,621,000 expiring from the year 2007 to 2009, and alternative minimum tax credit carryforwards with no expiration of approximately $6,572,000 at December 31, 1996.

(5) EMPLOYEE BENEFIT PLANS

     The Company maintains a defined contribution employee retirement plan, which includes a 401(k) option, under which employees are eligible to participate after they complete one year of service. Company contributions to the plan each year are made at the discretionary amount determined by the Company's Board of Directors. For the years ended December 31, 1996, 1995 and 1994, total Company contributions to the plan, including matching 401(k) contributions, were $3,450,000, $3,394,000 and $1,950,000, respectively.

                                                                   (Continued)

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

    The estimated fair values of the Company's financial instruments are summarized as follows (in thousands):

                                        At December 31, 1996     At December 31, 1995
                                       ----------------------    ---------------------
                                       Carrying     Estimated    Carrying    Estimated
                                        amount      fair value    amount     fair value
                                        ------      ----------    ------     ----------
     Cash and temporary investments    $  3,786        3,786       4,260        4,260
     Accounts receivable                151,357      151,357     143,002      143,002
     Trade accounts payable              83,846       83,846      90,127       90,127
     Long-term debt:
       Commercial paper                 169,750      169,750     145,310      145,310
       Fixed rate obligations           212,571      208,966     224,015      229,940
     Interest rate swap agreements         -            -           -            (140)
                                       --------      -------     -------      -------
                                       --------      -------     -------      -------

                                                                    (Continued)

                     J. B. HUNT TRANSPORT SERVICES, INC.
                              AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(7) RELATED PARTY TRANSACTIONS
    The Company advances premiums on life insurance policies on the lives of the Company's principal stockholder and his wife. All premiums paid by the Company, along with accrued interest thereon, are reimbursable from a trust which is the owner and beneficiary of the policy. The Company has a guarantee from the stockholder for the amount of premiums paid by the Company together with interest at the rate of 5% per annum. The amounts reimbursable to the Company amount to approximately $4,630,000 and $4,468,000 at December 31, 1996 and 1995, respectively. These amounts are included in other assets in the accompanying balance sheets.

(8) COMMITMENTS AND CONTINGENCIES
    The Company has committed to purchase approximately $69 million of revenue and service equipment (net cost, after expected proceeds from sale or trade-in allowances of $21 million).

    The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition of the Company.

(9) QUARTERLY FINANCIAL INFORMATION
    During the fourth quarter of 1995, the Company recorded special charges of approximately $17,296,000 to reduce the carrying value of idle and under-performing assets, primarily property and equipment and inventories associated with the auto hauling operations. The effect of these charges reduced net earnings for the fourth quarter and for the year by approximately $10,896,000 ($.29 per share).

    Operating results (unaudited) by quarter for the years ended December 31, 1996 and 1995 are as follows (in thousands, except per share data):

                                                        Quarter
                               -------------------------------------------------------
                                  First       Second      Third    Fourth     Total
                                  -----       ------      ------   ------     -----

     1996:
       Operating revenues        $  354,014     372,573    378,739   381,422   1,486,748
                                 ----------     -------    -------   -------   ---------
                                 ----------     -------    -------    ------   ---------

       Operating income          $   10,432      17,436     17,433    15,062      60,363
                                 ----------     -------    -------    ------   ---------
                                 ----------     -------    -------    ------   ---------

       Net earnings              $    2,803       6,866      7,082     5,364      22,115
                                 ----------     -------    -------    ------   ---------
                                 ----------     -------    -------    ------   ---------

       Earnings per share        $      .07         .18        .19       .14         .58
                                 ----------     -------    -------    ------   ---------
                                 ----------     -------    -------    ------   ---------

                                                                  (Continued)

                     J. B. HUNT TRANSPORT SERVICES, INC.
                              AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                                                          Quarter
                                 -------------------------------------------------------
                                    First       Second      Third    Fourth     Total
                                    -----       ------      ------   ------     -----

     1995:
       Operating revenues          $  309,424     329,219    355,114   358,468   1,352,225
                                   ----------     -------    -------   -------   ---------
                                   ----------     -------    -------   -------   ---------

       Operating income            $   13,738       3,214      9,716    (5,323)     21,345
                                   ----------     -------    -------   -------   ---------
                                   ----------     -------    -------   -------   ---------

       Net earnings (loss)         $    4,890      (2,139)     1,840    (6,761)     (2,170)
                                   ----------     -------    -------   -------   ---------
                                   ----------     -------    -------   -------   ---------

       Earnings (loss) per share   $      .13        (.06)       .05      (.18)       (.06)
                                   ----------     -------    -------   -------   ---------
                                   ----------     -------    -------   -------   ---------

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1996 involving a change of accountants or disagreements on accounting and financial disclosure.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required for Items 10, 11 and 12 is hereby incorporated by reference from the Notice and Proxy Statement For Annual Stockholders' Meeting of April 17, 1997 set forth under sections entitled "Proposal One Election of Directors," "Board Committees," "Executive Officers," "Voting Securities and Security Ownership of Management and Principal Stockholders," "Executive Compensation and Other Information," and "1997 Performance Based Compensation."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required for Item 13 is hereby incorporated by reference from Note (7) Related Party Transactions of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement For Annual Stockholders' Meeting set forth in Note (4) to the Summary Compensation Table.

PART IV

ITEM 14.  EXHIBITS

     The following documents are filed as part of this report:

     (a)  Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report ("Exhibit Index").

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lowell, Arkansas, on the 19th day of February, 1997.

                              J.B. HUNT TRANSPORT SERVICES, INC.
                                        (Registrant)

                         By:  /s/ Kirk Thompson
                            -------------------------------------------
                                  Kirk Thompson
                                  President and Chief Executive Officer

                         By:  /s/ Jerry W. Walton
                            -------------------------------------------
                                  Jerry W. Walton
                                  Executive Vice President,
                                  Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John A. Cooper, Jr.           Member of the Board                February 19, 1997
----------------------------      of Directors
    John A. Cooper, Jr.

/s/ Fred K. Darragh, Jr.          Member of the Board                February 19, 1997
----------------------------      of Directors
    Fred K. Darragh, Jr.

/s/ Wayne Garrison                Member of the Board                February 19, 1997
----------------------------      of Directors (Chairman)
    Wayne Garrison

/s/ Gene George                   Member of the Board                February 19, 1997
----------------------------      of Directors
    Gene George

/s/ Thomas L. Hardeman            Member of the Board                February 19, 1997
----------------------------      of Directors
    Thomas L. Hardeman

/s/ J. Bryan Hunt, Jr.            Member of the Board                February 19, 1997
----------------------------      of Directors (Vice Chairman)
    J. Bryan Hunt, Jr.

/s/ J.B. Hunt                     Member of the Board                February 19, 1997
----------------------------      of Directors (Senior Chairman)
    J.B. Hunt

/s/ Johnelle Hunt                 Member of the Board                February 19, 1997
----------------------------      of Directors (Corporate
    Johnelle Hunt                 Secretary)


/s/ Lloyd E. Peterson             Member of the Board                February 19, 1997
----------------------------      of Directors
    Lloyd E. Peterson

/s/ Kirk Thompson                 Member of the Board                February 19, 1997
----------------------------      of Directors (President and
    Kirk Thompson                 Chief Executive Officer)

EXHIBIT INDEX

Exhibit
Number            Description
-------------------------------------------------------------------------------
 3A      The Company's Amended and Restated Articles of Incorporation dated
         May 19, 1988 (incorporated by reference from Exhibit 4A of the Company's S-8 Registration Statement filed April 16, 1991; Registration Statement Number 33-40028).

 3B The Company's Amended Bylaws dated September 19, 1983 (incorporated by reference from Exhibit 3C of the Company's S-1 Registration Statement filed February 7, 1985; Registration Number 2-95714).

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

  23     Consent of KPMG Peat Marwick LLP

  27     A Financial Data Schedule for the year ended December 31, 1996.