Form 10-Q
period 1997-03-31
HUNT J B TRANSPORT SERVICES INC
filed 1997-05-13
CIK 728535

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(MARK ONE)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1997
                                       OR

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


THE NUMBER OF SHARES OF THE COMPANY'S $.01 PAR VALUE COMMON STOCK OUTSTANDING ON MARCH 31, 1997 WAS 36,456,276

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

    The interim consolidated financial statements have been reviewed by KPMG Peat Marwick LLP, independent public accountants.

    These interim consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1996.

                                        INDEX
                                        -----

Consolidated Statements of Earnings for the Three
  Months Ended March 31, 1997 and 1996............................ Page 3

Consolidated Balance Sheets as of
  March 31, 1997 and December 31,1996............................. Page 4

Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 1997 and 1996...................... Page 5

Notes to Consolidated Financial Statements
  as of March 31, 1997............................................ Page 6

Review Report of KPMG Peat Marwick LLP............................ Page 8

ITEM 2.

Management's Discussion and Analysis of Results of Operations
  and Financial Condition......................................... Page 9

                        J.B. HUNT TRANSPORT SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                    (unaudited)

---------------------------------------------------------------------------
                                                      THREE MONTHS ENDED
                                                           MARCH 31
---------------------------------------------------------------------------
                                                       1997          1996
---------------------------------------------------------------------------

Operating revenues                                $  365,401     $  354,014

Operating expenses
  Salaries, wages and employee benefits              121,444        116,436
  Purchased transportation                           116,780         97,971
  Fuel and fuel taxes                                 38,057         40,134
  Depreciation                                        33,250         34,144
  Operating supplies and expenses                     22,146         22,598
  Insurance and claims                                10,113         13,165
  General and administrative expenses                  6,042          7,463
  Operating taxes and licenses                         6,078          7,162
  Communication and utilities                          4,171          4,509
---------------------------------------------------------------------------
      Total operating expenses                       358,081        343,582
---------------------------------------------------------------------------
      Operating income                                 7,320         10,432
Interest expense                                       6,404          5,911
---------------------------------------------------------------------------
      Earnings before income taxes                       916          4,521
Income taxes                                             348          1,718
---------------------------------------------------------------------------
      Net earnings                                $      568     $    2,803
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Common shares outstanding                             36,750         38,074
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Earnings per share                                $     0.02     $     0.07
---------------------------------------------------------------------------
---------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      J.B. HUNT TRANSPORT SERVICES, INC.

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                (unaudited)

------------------------------------------------------------------------------
                                                     MARCH 31,    DECEMBER 31,
                                                       1997           1996
------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                       $   12,114     $    3,786
    Accounts receivable                                162,288        151,357
    Prepaid expenses                                    24,327         35,964
    Deferred income taxes                               11,000         11,000
------------------------------------------------------------------------------
       Total current assets                            209,729        202,107
------------------------------------------------------------------------------
Property and equipment                               1,201,622      1,218,245
    Less accumulated depreciation                      415,322        404,992
------------------------------------------------------------------------------
       Net property and equipment                      786,300        813,253
------------------------------------------------------------------------------
Other assets                                            22,490         25,565
------------------------------------------------------------------------------
                                                    $1,018,519     $1,040,925
------------------------------------------------------------------------------
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt            $   67,950     $   49,750
    Trade accounts payable                              72,447         83,846
    Claims accruals                                     31,101         33,693
    Accrued payroll                                     15,797         12,852
    Other accrued expenses                               7,374         15,999
------------------------------------------------------------------------------
       Total current liabilities                       194,669        196,140
------------------------------------------------------------------------------
Long-term debt                                         322,467        332,571
Claims accruals                                         12,800         12,800
Deferred income taxes                                  142,358        142,159
Stockholders' equity                                   346,225        357,255
------------------------------------------------------------------------------
                                                    $1,018,519     $1,040,925
------------------------------------------------------------------------------
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      J.B. HUNT TRANSPORT SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)

------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                               MARCH 31
------------------------------------------------------------------------------
                                                         1997          1996
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                        $    568       $  2,803
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation                                        33,250         34,144
    Deferred income taxes                                  199         (3,148)
    Tax benefit (expense) of stock options exercised       (27)           162
    Changes in assets and liabilities:
      Accounts receivable                              (10,931)       (19,999)
      Prepaid expenses                                  11,637          7,452
      Trade accounts payable                           (11,399)         1,535
      Claims accruals                                   (2,592)        (4,360)
      Accrued payroll and other accrued expenses        (5,680)         3,032
------------------------------------------------------------------------------
        Net cash provided by operating activities       15,025         21,621
------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                  (32,687)       (50,601)
  Proceeds from sale of equipment                       26,390         15,177
  Decrease in other assets                               3,809            555
------------------------------------------------------------------------------
    Net cash used in investing activities               (2,488)       (34,869)
------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of long-term debt                           (5,000)            --
  Net borrowings under commercial paper program         13,096         13,317
  Proceeds from sale of treasury stock                      34            550
  Repurchase of treasury stock                         (10,479)        (2,998)
  Dividends paid                                        (1,860)        (1,881)
------------------------------------------------------------------------------
    Net cash provided by (used in)
     financing activities                               (4,209)         8,988
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     8,328         (4,260)
------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period         3,786          4,260
------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $ 12,114       $      0
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                          $  6,551       $  5,255
    Income Taxes                                           196         (1,114)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                          J.B. HUNT TRANSPORT SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
(1)  LONG-TERM DEBT

     Long-term debt consists of (in thousands):

                                                       3/31/97       12/31/96
                                                      --------       --------
     Commercial paper                                 $182,950       $169,750
     Senior notes payable, interest at 6.25%
          payable semiannually, due 9/1/03              98,260         98,260
     Senior notes payable, interest at 7.84%
          payable semiannually                          10,000         15,000
     Senior subordinated notes, interest at 7.80%
          payable semiannually                          50,000         50,000
     Senior notes payable, interest at 6.25%
          payable semiannually, due 11/17/00            25,000         25,000
     Senior notes payable, interest at 6.00%
          payable semiannually                          25,000         25,000
                                                      --------       --------
                                                       391,210        383,010
     Less current maturities                           (67,950)       (49,750)
     Unamortized discount                                 (793)          (689)
                                                      --------       --------
                                                      $322,467       $332,571
                                                      --------       --------
                                                      --------       --------

    The Company is authorized to issue up to $240 million in notes under its commercial paper note program. These notes are supported by two credit agreements with a group of banks. One agreement for $120 million expires March 19, 1998 and $120 million expires March 20, 2002.

    The 6.25% senior notes were issued on September 1, 1993 and are due on September 1, 2003.

    The 7.84% senior notes were issued on March 31, 1992 and are payable in five equal annual installments on March 31.

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

(2)  CAPITAL STOCK

     The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                                 Number of
                                       Number of   Option price    shares
                                         shares      per share   exercisable
                                       ---------   ------------  -----------
    Outstanding at December 31, 1996   2,740,925   $11.58-24.63    294,950
                                                                   -------
      Granted                              5,000          14.25
      Exercised                           (3,000)         11.58
      Terminated                         (32,750)   12.83-23.00
                                       ---------   ------------    -------
Outstanding at March 31, 1997          2,710,175   $11.58-24.63    313,150
                                       ---------   ------------    -------
                                       ---------   ------------    -------

     On April 17, 1997, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on May 19, 1997 to stockholders of record on May 2, 1997.

(3)  NEW ACCOUNTING STATEMENT

     The Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, in February of 1997, which the Company is required to adopt as of December 31, 1997. At that time the method of computing earnings per share will change and all prior periods which are presented will be restated to conform with Statement 128. Under the new requirements "basic earnings per share" will replace the current term of "primary earnings per share" and "diluted earnings per share" will replace the current term of "fully diluted earnings per share". The Company expects basic earnings per share for the quarters ended March 31, 1997 and March 31, 1996 to be unchanged when compared to primary earnings per share for those same periods.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                             /s/ KPMG Peat Marwick LLP


Little Rock, Arkansas
April 11, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

    The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1996.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain items to operating revenues for the periods indicated:
                                                         Three Months Ended
                                                              March 31
                                                        ---------------------
                                                         1997           1996
                                                        ------         ------
Operating revenues                                      100.0%         100.0%

Operating expenses
    Salaries, wages and employee benefits                33.2           32.9
    Purchased transportation                             32.0           27.7
    Fuel and fuel taxes                                  10.4           11.3
    Depreciation                                          9.1            9.7
    Operating supplies and expenses                       6.1            6.4
    Insurance and claims                                  2.8            3.7
    General and administrative expenses                   1.6            2.1
    Operating taxes and licenses                          1.7            2.0
    Communication and utilities                           1.1            1.3
                                                        -----          -----
        Total operating expenses                         98.0           97.1
                                                        -----          -----
        Operating income                                  2.0            2.9
    Interest expense                                      1.7            1.6
                                                        -----          -----
        Earnings before income taxes                      0.3            1.3
    Income taxes                                          0.1            0.5
                                                        -----          -----
        Net earnings                                      0.2%           0.8%
                                                        -----          -----
                                                        -----          -----

     The following discussion relates to the table set forth above and the attached interim consolidated financial statements for the quarters ended March 31, 1997 and 1996.

OPERATING REVENUES

    Operating revenues for the first quarter of 1997 increased approximately $11 million, or 3 percent, to $365 million, from $354 million in the first quarter of 1996. This comparison of revenue was negatively affected by approximately $17.8 million of revenue generated during the first quarter of 1996 by the special commodities and parcel management businesses which were disposed of later in 1996. This comparison was also negatively impacted by approximately $8.8 million due to fewer workdays during the first quarter of 1997.

     The average number of total tractors in the fleet decreased during the current quarter by 1 percent from 1996. In addition, approximately 150 tractors were without drivers during the first quarter of 1997. Failing to fill those tractors negatively impacted revenue, utilization and operating income during the first quarter. Load volume in the van division increased 8 percent, but was partly offset by a decrease in length of haul. Truck only freight rates increased .2 percent from 1996, while intermodal rates were down .8 percent. The change in revenue between quarters includes the following by type of freight:

                               Change in Revenue
                   First Quarter 1997 vs. First Quarter 1996
                             (millions of dollars)

         Logistics management                            $ 26
         Van/intermodal                                     7
         Dedicated contract                                 5
         Businesses disposed of and fewer workdays        (27)
                                                         ----
                                                         $ 11
                                                         ----
                                                         ----

    Operating revenues increased 91% in logistics management, 3 percent in Van/intermodal and 16% in dedicated contract.

OPERATING EXPENSES

    Total operating expenses expressed as a percentage of operating revenues increased from 97.1% in the first quarter of 1996 to 98.0% in the first quarter of 1997. Operating income declined to $7.3 million, or 2.0 percent of revenue in 1997 from $10.4 million, or 2.9 percent of revenue in 1996. The increase in operating expenses and decline in operating income was due to a number of factors. Salaries, wages and employee benefits increased as a percentage of revenue from 32.9% in 1996 to 33.2%. This percentage had declined in recent periods, primarily due to the growth of intermodal and logistics business wherein third parties may transport freight rather than Company tractors and drivers. A new compensation package for van over-the-road drivers, announced in September of 1996, was effective February 25, 1997. This new package increased salaries, wages and employee benefits by approximately $4.5 million during the first quarter of 1997. This compensation change is expected to increase salaries, wages and employee benefits by $45 million to $50 million annually. Funding of this increased cost is planned to come from the reduction of driver turnover and lower associated costs of advertising, recruiting, driver training schools, and accidents. Increased tractor utilization is also expected to help offset the higher wage and benefit costs.

    Purchased transportation expense increased as a percentage of revenue from 27.7% in 1996 to 32.0% in 1997. This increase is consistent with trends in recent periods and reflects the increase in payments to railroads and third-parties for intermodal and transportation services provided to the Company. Fuel and fuel taxes reflects an increase of approximately 7 cents per gallon, offset by significantly higher fuel miles per gallon and the impact of additional freight moved by railroads and third-party transportation companies.

    The decline of insurance and claims expense from 3.7 percent in 1996 to
2.8 percent in 1997 was primarily due to a substantial reduction in accident frequency. The total cost of insurance and claims in the first quarter of 1997 decreased approximately $3 million from 1996. This decrease relates to a higher number of experienced drivers in the fleet attracted by the new compensation package. General and administrative expenses decreased approximately $1.4 million due, in part, to decreased driver school and advertising costs. Interest expense increased due to slightly higher debt levels and higher interest rates on commercial paper.

LIQUIDITY AND CAPITAL RESOURCES

    This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Consolidated Statements of Cash Flows and the Consolidated Balance Sheets.

    Net cash provided by operating activities was approximately $15 million for the first quarter of 1997 compared with $21.6 million in 1996. This decrease in net cash provided was primarily due to lower earnings, a reduced rate of accounts receivable growth and a reduction of accounts payable and accrued expenses related to timing of vendor and other cash disbursements. Net cash used in investing activities was $2.5 million in 1997 compared to $34.9 million in 1996. With the van trailing equipment fleet substantially converted to containers and chassis, the level of net additions to property and equipment was down by nearly $30 million. Net cash used in financing activities was $4.2 million in 1997 compared with net cash provided of $9.0 million in 1996. This change was primarily due to the purchase of treasury stock during the first quarter of 1997.

SELECTED BALANCE SHEET DATA

                                                              As of
                                      ---------------------------------------------------
                                      March 31, 1997   December 31, 1996   March 31, 1996
                                      --------------   -----------------   --------------
    Working  capital ratio                  1.08               1.03             1.01
    Current maturities of long-
     term debt (millions)                    $68                $50              $43
    Total debt (millions)                   $390               $382             $383
    Total debt to equity                    1.13               1.07             1.08
    Total debt as a percentage
         of total capital                    .53                .52              .52

    During the first quarter of 1997, the Company renewed its commercial paper note program and reduced the total amount of authorized borrowing from $250 million to $240 million. The notes are supported by two credit agreements with a group of banks. One agreement for $120 million expires March 19, 1998 and $120 million expires March 20, 2002.

     While total debt levels have increased slightly during the past year, the Company's liquidity has not changed significantly. The Company generates significant cash from operating activities and has borrowing capacity to meet its committed and contemplated cash expenditures.

FORWARD-LOOKING STATEMENTS

     This report contains statements that may be considered as forward-looking or predictions concerning future operations. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations. In addition, the ultimate net cost of the new driver compensation package will be dependent on the mix of experienced drivers attracted to the Company and on future accident, cargo and worker's compensation claims, as well as other factors.

                                       PART II

                                  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None applicable.

ITEM 2.  CHANGES IN SECURITIES
         None applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The annual meeting of stockholders of J. B. Hunt Transport Services, Inc. was held on April 17, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the meeting, stockholders voted on the following resolutions with the vote tabulations so indicated:

                                                                     VOTES
                                                      ------------------------------------
                                                          FOR         AGAINST    ABSTAINED
                                                      ------------------------------------

         1.   To elect nine (9) directors and to
              fix the number of directors for
              the ensuing year at nine (9).           33,855,423         0        323,799

         2.   To ratify the appointment of
              KPMG Peat Marwick LLP as the
              Company's independent public
              accountants for the next fiscal year.   34,157,116        12,452      9,654

         3.   To transact such other business as
              may properly come before the
              meeting or any adjournments thereof.     30,560,028    2,683,497    935,697

         There was no solicitation in opposition to management's nominees for Directors as listed in the proxy statement and each nominee was elected by greater than ninety-nine percent of the shares entitled to vote. No additional business or other matters came before the meeting or any adjournment thereof.

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

                                       J.B. HUNT TRANSPORT SERVICES, INC.



DATE:  MAY 9, 1997                     BY: /s/ Kirk Thompson
     ---------------------                ------------------------------------
                                           Kirk Thompson
                                           President and
                                           Chief Executive Officer




DATE:  May 9, 1997                     BY: /s/ Jerry W. Walton
     ---------------------                ------------------------------------
                                           Jerry W. Walton
                                           Executive Vice President, Finance
                                           and Chief Financial Officer