Form 10-Q
period 1997-06-30
HUNT J B TRANSPORT SERVICES INC
filed 1997-08-11
CIK 728535

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

    (MARK ONE)

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                 THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended June 30, 1997

                                          OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                  THE SECURITIES EXCHANGE ACT OF 1934


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

The number of shares of the Company's $.01 par value common stock outstanding on June 30, 1997 was 36,456,278.

                                       PART I

                               FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

    The interim consolidated financial statements have been reviewed by KPMG Peat Marwick LLP, independent public accountants.

    These interim consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1996.

                                       INDEX
                                       -----

Consolidated Statements of Earnings for the Three and
 Six Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . Page 3

Consolidated Balance Sheets as of June 30, 1997 and
 December 31,1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . Page 4

Consolidated Statements of Cash Flows for the Six Months
 Ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . Page 5

Notes to Consolidated Financial Statements as of June 30, 1997 . . . . . Page 6

Review Report of KPMG Peat Marwick LLP . . . . . . . . . . . . . . . . . Page 8

ITEM 2.
-------

Management's Discussion and Analysis of Results of Operations and
 Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . . Page 9

                          J.B. HUNT TRANSPORT SERVICES, INC.

                         CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except per share data)
                                     (unaudited)

-------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
-------------------------------------------------------------------------------------------------------
                                                    1997           1996           1997          1996
-------------------------------------------------------------------------------------------------------
Operating revenues                               $ 385,198     $  372,573     $  750,599     $  726,587

Operating expenses
 Salaries, wages and employee benefits             133,288        122,186        254,732        238,622
 Purchased transportation                          124,182         98,857        240,962        196,828
 Fuel and fuel taxes                                36,039         42,115         74,096         82,249
 Depreciation                                       33,228         29,867         66,478         64,011
 Operating supplies and expenses                    23,679         23,905         45,825         46,503
 Insurance and claims                                9,842         18,005         19,955         31,170
 General and administrative expenses                 5,322          8,351         11,364         15,814
 Operating taxes and licenses                        6,349          7,120         12,427         14,282
 Communication and utilities                         4,015          4,731          8,186          9,240
-------------------------------------------------------------------------------------------------------
   Total operating expenses                        375,944        355,137        734,025        698,719
-------------------------------------------------------------------------------------------------------
   Operating income                                  9,254         17,436         16,574         27,868
Interest expense                                     6,246          6,362         12,650         12,273
-------------------------------------------------------------------------------------------------------
   Earnings before income taxes                      3,008         11,074          3,924         15,595
Income taxes                                         1,143          4,208          1,491          5,926
-------------------------------------------------------------------------------------------------------
   Net earnings                                  $   1,865     $    6,866     $    2,433     $    9,669
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Common shares outstanding                           36,456         38,061         36,603         38,068
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Earnings per share                               $    0.05     $     0.18     $     0.07     $     0.25
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      J.B. HUNT TRANSPORT SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                        JUNE 30, 1997  DECEMBER 31, 1996
------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                 $    5,335         $    3,786
 Accounts receivable                          150,398            151,357
 Prepaid expenses                              18,929             35,964
 Deferred income taxes                         11,000             11,000
------------------------------------------------------------------------
   Total current assets                       185,662            202,107
------------------------------------------------------------------------
Property and equipment                      1,213,238          1,218,245
 Less accumulated depreciation                423,667            404,992
------------------------------------------------------------------------
   Net property and equipment                 789,571            813,253
------------------------------------------------------------------------
Other assets                                   21,948             25,565
------------------------------------------------------------------------
                                           $  997,181         $1,040,925
------------------------------------------------------------------------
------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt      $   13,300         $   49,750
 Trade accounts payable                        96,483             83,846
 Claims accruals                               30,817             33,693
 Accrued payroll                               17,267             12,852
 Other accrued expenses                        14,733             15,999
------------------------------------------------------------------------
   Total current liabilities                  172,600            196,140
------------------------------------------------------------------------
Long-term debt                                322,770            332,571
Claims accruals                                12,800             12,800
Deferred income taxes                         142,740            142,159
Stockholders' equity                          346,271            357,255
------------------------------------------------------------------------
                                           $  997,181         $1,040,925
------------------------------------------------------------------------
------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      J.B. HUNT TRANSPORT SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

------------------------------------------------------------------------------------
                                                            SIX MONTHS ENDED JUNE 30
------------------------------------------------------------------------------------
                                                                1997           1996
------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings                                               $  2,433       $  9,669
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation, net of gain on disposition of equipment      66,478         64,011
   Deferred income taxes                                         581         (1,233)
   Tax benefit (expense) of stock options exercised              (36)           386
   Changes in assets and liabilities:
    Accounts receivable                                          959        (24,741)
    Prepaid expenses                                          17,035         10,269
    Trade accounts payable                                    12,637            520
    Claims accruals                                           (2,876)        (3,139)
    Accrued payroll and other accrued expenses                 3,149          1,361
------------------------------------------------------------------------------------
      Net cash provided by operating activities              100,360         57,103
------------------------------------------------------------------------------------
Cash flows from investing activities:
 Additions to property and equipment                         (79,113)       (95,786)
 Proceeds from sale of equipment                              36,317         21,807
 Increase in other assets                                      4,364         (2,791)
------------------------------------------------------------------------------------
      Net cash used in investing activities                  (38,432)       (76,770)
------------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of long-term debt                                  (5,000)            --
 Net borrowings under commercial paper program               (41,251)        26,902
 Proceeds from sale of treasury stock                             34          2,066
 Repurchase of treasury stock                                (10,479)        (3,778)
 Dividends paid                                               (3,683)        (3,783)
------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities    (60,379)        21,407
------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                      1,549          1,740
------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period               3,786          4,260
------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $  5,335       $  6,000
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid (refunded) during the period for:
   Interest                                                 $ 12,755       $ 12,418
   Income taxes                                               (6,754)           789
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

(1) LONG-TERM DEBT

    Long-term debt consists of (in thousands):

                                                       6/30/97        12/31/96
                                                       --------       --------
         Commercial paper                              $128,300       $169,750
         Senior notes payable, interest at 6.25%
           payable semiannually, due 9/1/03              98,260         98,260
         Senior notes payable, interest at 7.84%
           payable semiannually                          10,000         15,000
         Senior subordinated notes, interest at 7.80%
           payable semiannually                          50,000         50,000
         Senior notes payable, interest at 6.25%
           payable semiannually, due 11/17/00            25,000         25,000
         Senior notes payable, interest at 6.00%
           payable semiannually                          25,000         25,000
                                                       --------       --------
                                                        336,560        383,010
         Less current maturities                        (13,300)       (49,750)
         Unamortized discount                              (490)          (689)
                                                       --------       --------
                                                       $322,770       $332,571
                                                       --------       --------
                                                       --------       --------

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

2)  CAPITAL STOCK

    The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                              Number of
                                  Number of    Option price     shares
                                    shares       per share    exercisable
                                    ------       ---------    -----------

Outstanding at December 31, 1996   2,740,925   $ 11.58-24.63     294,950
                                                                 -------
                                                                 -------
    Granted                          143,000     13.88-15.00
    Exercised                         (3,000)       11.58
    Terminated                       (32,750)    12.83-23.00
                                   ---------   -------------
Outstanding at June 30, 1997       2,848,175   $ 11.58-24.63     443,975
                                   ---------   -------------     -------
                                   ---------   -------------     -------

    On July 17, 1997, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on August 19, 1997 to stockholders of record on August 1, 1997.


3)  NEW ACCOUNTING STATEMENT

    The Financial Accounting Standards Board issued Statement No.128, Earnings per Share, in February of 1997, which the Company is required to adopt as of December 31, 1997. At that time the method of computing earnings per share will change and all prior periods which are presented will be restated to conform with Statement 128. Under the new requirements "basic earnings per share" will replace the current term of "primary earnings per share" and "diluted earnings per share" will replace the current term of "fully diluted earnings per share". The Company expects basic earnings per share for the three and six month periods ended June 30, 1997 and June 30, 1996 to be unchanged when compared to primary earnings per share for those same periods.

                            INDEPENDENT AUDITORS' REPORT



The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants.

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


Little Rock, Arkansas
July 15, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

    The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1996.

                                RESULTS OF OPERATIONS


COMPARISON OF SECOND QUARTER 1997 TO SECOND QUARTER 1996

    The following table sets forth items in the Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.


                          Three Months Ended June 30

                                                Percentage of       Percentage
                                             Operating Revenues       Change
                                             ------------------   -------------
                                               1997       1996    1997 vs. 1996
                                              ------     ------   -------------

Operating revenues                            100.0%     100.0%        3.4%
Operating expenses
    Salaries, wages and employee benefits      34.6%      32.8%        9.1%
    Purchased transportation                   32.2%      26.5%       25.6%
    Fuel and fuel taxes                         9.4%      11.3%      (14.4%)
    Depreciation                                8.6%       8.0%       11.3%
    Operating supplies and expenses             6.1%       6.4%       (0.9%)
    Insurance and claims                        2.6%       4.8%      (45.3%)
    General and administrative expenses         1.4%       2.3%      (36.3%)
    Operating taxes and licenses                1.7%       1.9%      (10.8%)
    Communication and utilities                 1.0%       1.3%      (15.1%)
                                              ------     ------
      Total operating expenses                 97.6%      95.3%        5.9%
                                              ------     ------
      Operating income                          2.4%       4.7%      (46.9%)
Interest expense                                1.6%       1.7%       (1.8%)
                                              ------     ------
      Earnings before income taxes              0.8%       3.0%      (72.8%)
Income taxes                                    0.3%       1.2%      (72.8%)
                                              ------     ------
      Net earnings                              0.5%       1.8%      (72.8%)
                                              ------     ------
                                              ------     ------

    Operating revenues for the second quarter of 1997 increased $12.6 million, or 3 percent, to $385.2 million from $372.6 million in the second quarter of 1996. The revenue comparison was affected by the fact that $12.3 million of revenue was generated during the second quarter of 1996 by the special commodities and parcel management businesses which were sold later in 1996. Revenue increased 2 percent in dry van operations, which includes intermodal; 21 percent in dedicated and 79 percent in logistics. Dry van load count grew by 7 percent during the current quarter. Truck only dry van rates, excluding fuel surcharges, increased 1.2 percent, while intermodal rates declined .7 percent. The continued growth of dedicated equipment and logistics operations was due to additional customer contracts which were signed during the period and increased levels of business under existing contracts. Significant numbers of shippers continue to request transportation services whereby equipment is assigned or dedicated to a particular operation or where all transportation needs are managed by one party (i.e. logistics). Typically these services are provided in accordance with longer term contracts or other written agreements.

    Total operating expenses for the second quarter of 1997 increased to 97.6 percent of operating revenue from 95.3 percent in 1996. The second quarter of 1997 was the first full quarter of the pay increase awarded to over-the-road van drivers which was effective on February 28, 1997. This pay increase, announced in September of 1996, increased wages by approximately thirty percent for certain over-the-road drivers and reduced net earnings in the current quarter by $8.1 million, or 22 cents per share. This increase in operating costs was partly offset by lower accident, cargo claims, driver training and driver recruiting expenses. The new compensation package has been successful in attracting and retaining experienced, professional drivers. It has taken longer than anticipated to increase the driver work force to the levels desired. Therefore, tractor utilization declined 4 percent during the current quarter from a strong second quarter of 1996. The increase in purchased transportation expense was consistent with trends in recent periods and reflects payments to railroads and other third-parties for transportation services provided to the Company. Fuel and fuel taxes reflect approximately 6 cents lower cost per gallon and significantly higher fuel miles per gallon. The increase in depreciation expense was primarily due to a gain recognized on disposition of the parcel management business during the second quarter of 1996. Gains on asset disposition reduce depreciation expense and totaled $3.3 million in 1996 compared with a small net loss of less than $.1 million during the current quarter.

    The significant decrease in insurance and claims reflects the decline in accidents associated with more experienced drivers and the elimination of student drivers. Accident costs were also unusually high during the second quarter of 1996. The Company announced a decision in June of 1996 to limit the speed of its tractors to 59 miles per hour. The lower level of general and administrative expense was primarily due to reduced driver training and recruiting costs. Operating taxes and licenses decreased, partly due to a decrease in the size of the tractor fleet. Lower communication and utilities expense was due, in part, to lower communication rates during the current quarter.

    As a result of the above, net earnings declined to $1.9 million, or 5 cents per share, in 1997 compared with $6.9 million, or 18 cents per share, in 1996. The average number of shares outstanding during the second quarter of 1997 declined to 36.5 million from 38.1 million in 1996. The primary reason for this decrease was acquisition of treasury stock by the Company.



COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

    The following table sets forth items in the Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.



                            Six Months Ended June 30

                                                Percentage of       Percentage
                                             Operating Revenues       Change
                                             ------------------   -------------
                                               1997       1996    1997 vs. 1996
                                              ------     ------   -------------

Operating revenues                            100.0%     100.0%        3.3%
Operating expenses
    Salaries, wages and employee benefits      33.9%      32.8%        6.8%
    Purchased transportation                   32.1%      27.1%       22.4%
    Fuel and fuel taxes                         9.9%      11.3%       (9.9%)
    Depreciation                                8.8%       8.8%        3.9%
    Operating supplies and expenses             6.1%       6.4%       (1.5%)
    Insurance and claims                        2.7%       4.3%      (36.0%)
    General and administrative expenses         1.5%       2.2%      (28.1%)
    Operating taxes and licenses                1.7%       2.0%      (13.0%)
    Communication and utilities                 1.1%       1.3%      (11.4%)
                                              ------     ------
      Total operating expenses                 97.8%      96.2%        5.1%
                                              ------     ------
      Operating income                          2.2%       3.8%      (40.5%)
Interest expense                                1.7%       1.7%        3.1%
                                              ------     ------
      Earnings before income taxes              0.5%       2.1%      (74.8%)
Income taxes                                    0.2%       0.8%      (74.8%)
                                              ------     ------
      Net earnings                              0.3%       1.3%      (74.8%)
                                              ------     ------
                                              ------     ------

    Operating revenues for the six months ended June 30, 1997 increased $24.0 million, or 3 percent, to $750.6 million from $726.6 million in 1996. The revenue comparison was affected by the fact that $30.1 million of revenue was generated during the first six months of 1996 by the special commodities and parcel management businesses which were sold later in 1996. Revenue increased 2 percent in dry van operations, which includes intermodal; 19 percent in dedicated and 85 percent in logistics. Dry van load count grew by 8 percent during the first six months of 1997. Truck only dry van rates, excluding fuel surcharge, increased .7 percent, while intermodal rates declined by .7 percent.

    Total operating expenses for the six months ended June 30, 1997 increased to 97.8 percent of operating revenue from 96.2 percent in 1996. The increase in operating expenses was due, in part, to the driver pay increase which was effective on February 28, 1997. This pay increase reduced net earnings by $11.1 million, or 30 cents per share, for the first six months of 1997. This increase in operating expenses was partly offset by lower accident, cargo claims, driver training and driver recruiting costs. Tractor utilization declined 3 percent during the first six months of 1997 from a relatively strong 1996.

    The significant increase in purchased transportation expense reflects payments to railroads and other third-party companies for transportation services. The decrease in fuel and fuel taxes reflects slightly higher cost per gallon, more than offset by significantly higher fuel miles per gallon. The increase in depreciation expense was primarily due to gain on disposition of assets which was $.1 million in 1997 and $3.4 million in 1996. Gain on disposition is accounted for as a reduction of depreciation expense.

    The significant decrease in insurance and claims reflects lower accident rates in 1997 associated with a higher level of experienced drivers and the decision to limit tractor speed to 59 miles per hour. In addition, the level of accidents and related costs was unusually high during the first six months of 1996. The decrease in general and administrative expenses was primarily due to lower driver training and recruiting costs. Operating taxes and licenses expense reflected slightly lower tractor fleet size. Communication and utilities declined, partly due to lower communication rates in 1997.

    As a result of the above, net earnings for the six months ended June 30, 1997 were $2.4 million, or 7 cents per share, compared with $9.7 million, or 25 cents per share, in 1996. The average number of shares outstanding during the first six months of 1997 declined to 36.6 million from 38.1 million in 1996. The primary reason for this decrease was acquisition of treasury stock by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Consolidated Statements of Cash Flows and the Consolidated Balance Sheets.

    Net cash provided by operating activities was approximately $100 million for the six months ended June 30, 1997 compared with $57 million in 1996. This increase in net cash provided was primarily due to improved accounts receivable aging, a reduction of prepaid expenses and an increase in accounts payable related to timing of vendor and other cash disbursements. Net cash used in investing activities was approximately $38 million in 1997 compared with $77 million in 1996. This decrease was due primarily to fewer net additions to the trailing fleet during 1997. The increase in cash provided by operating activities in 1997 and reduced level of cash invested allowed the Company to reduce debt by $46 million during the first six months of 1997. In addition, approximately $10.5 million was invested in purchases of treasury stock during 1997 compared with $3.8 million in 1996.

SELECTED BALANCE SHEET DATA

                                                    As of
                                -----------------------------------------------
                                June 30, 1997  December 31, 1996  June 30, 1996
                                -------------  -----------------  -------------
    Working  capital ratio           1.08             1.03              .95
    Current maturities of long-
      term debt (millions)           $ 13             $ 50             $ 62
    Total debt (millions)            $336             $382             $396
    Total debt to equity              .97             1.07             1.10
    Total debt as a percentage
      of total capital                .49              .52              .52

    During the first six months of 1997 the Company renewed its commercial paper note program and reduced the total amount of authorized borrowing from $250 million to $240 million. The Company generates significant cash from operating activities and has borrowing capacity to meet its committed and contemplated cash requirements.

FORWARD-LOOKING STATEMENTS

    This report may contain statements that may be considered as forward-looking or predictions concerning future operations. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations. In addition, the ultimate net cost of the new driver compensation package will be dependent on the mix of experienced drivers attracted to the Company and on future accident, cargo and worker's compensation claims, as well as other factors.

                                       PART II

                                  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None applicable.

ITEM 2.  CHANGES IN SECURITIES
         None applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None applicable.

ITEM 5.  OTHER INFORMATION
         On July 30, 1997 the Company announced that it had completed the sale of its flatbed division to existing management personnel for $40 million in net cash proceeds. The cash was initially used to reduce debt. This sale was part of the Company's continuing intention to focus the majority of its resources on three types of operations; dry van truckload/intermodal, dedicated equipment and complete logistics services.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              27   Financial Data Schedule

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       J.B. HUNT TRANSPORT SERVICES, INC.



DATE:    August 8, 1997                BY:  /s/ Kirk Thompson
     --------------------                 ---------------------------------
                                          Kirk Thompson
                                          President and
                                          Chief Executive Officer




DATE:    August 8, 1997                BY:   /s/ Jerry W. Walton
     --------------------                 ---------------------------------
                                          Jerry W. Walton
                                          Executive Vice President, Finance
                                          and Chief Financial Officer