Form 10-Q
period 1997-09-30
HUNT J B TRANSPORT SERVICES INC
filed 1997-11-06
CIK 728535

                                    FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549



(Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---             THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended September 30, 1997
                                          OR

   ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the Company's $.01 par value common stock outstanding on September 30, 1997 was 36,385,196.

                                        PART I

                                FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

    The interim consolidated financial statements have been reviewed by KPMG Peat Marwick LLP, independent public accountants.

    These interim consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1996.

                                        INDEX

Consolidated Statements of Earnings for the Three and Nine Months
  Ended September 30, 1997 and 1996.....................................Page 3

Consolidated Balance Sheets as of September 30, 1997 and
  December 31,1996......................................................Page 4

Consolidated Statements of Cash Flows for the Nine Months
  Ended September 30, 1997 and 1996.....................................Page 5

Notes to Consolidated Financial Statements as of
  September 30, 1997....................................................Page 6

Review Report of KPMG Peat Marwick LLP..................................Page 8

ITEM 2.

Management's Discussion and Analysis of Results of Operations
  and Financial Condition...............................................Page 9

                      J.B. HUNT TRANSPORT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)
                                   (unaudited)

--------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
--------------------------------------------------------------------------------------------
                                              1997        1996         1997        1996
--------------------------------------------------------------------------------------------
Operating revenues                        $  388,460  $  378,740  $  1,139,059  $  1,105,326

Operating expenses
  Salaries, wages and employee benefits      135,394     124,914       390,126       363,536
  Purchased transportation                   131,700     115,258       372,661       312,086
  Fuel and fuel taxes                         32,968      38,043       107,064       120,292
  Depreciation                                31,709      28,147        98,187        92,158
  Operating supplies and expenses             23,237      22,956        69,063        69,458
  Insurance and claims                         9,780      14,119        29,893        45,660
  General and administrative expenses          4,447       6,549        15,653        21,992
  Operating taxes and licenses                 6,137       6,738        18,564        21,020
  Communication and utilities                  4,050       4,583        12,236        13,823
--------------------------------------------------------------------------------------------
      Total operating expenses               379,422     361,307     1,113,447     1,060,025
--------------------------------------------------------------------------------------------
      Operating income                         9,038      17,433        25,612        45,301
Interest expense                               5,938       6,010        18,588        18,283
--------------------------------------------------------------------------------------------
      Earnings before income taxes             3,100      11,423         7,024        27,018
Income taxes                                   1,178       4,341         2,669        10,267
--------------------------------------------------------------------------------------------
      Net earnings                        $    1,922  $    7,082  $      4,355  $     16,751
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Common shares outstanding                     36,387      38,095        36,530        38,077
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Earnings per share                        $     0.05  $     0.19  $       0.12  $       0.44
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (in thousands)
                                    (unaudited)

-------------------------------------------------------------------------------
                                       SEPTEMBER 30, 1997     DECEMBER 31, 1996
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                $   13,002            $    3,786
  Accounts receivable                         154,295               153,871
  Prepaid expenses                             19,264                35,964
  Deferred income taxes                        11,000                11,000
-------------------------------------------------------------------------------
      Total current assets                    197,561               204,621
-------------------------------------------------------------------------------
Property and equipment                      1,163,258             1,218,245
  Less accumulated depreciation               409,509               404,992
-------------------------------------------------------------------------------
      Net property and equipment              753,749               813,253
-------------------------------------------------------------------------------
Other assets                                   26,997                25,565
-------------------------------------------------------------------------------
                                           $  978,307            $1,043,439
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt     $    5,000            $   49,750
  Trade accounts payable                      102,589                92,078
  Claims accruals                              31,076                33,692
  Accrued payroll                              18,176                13,988
  Other accrued expenses                       11,140                 9,146
-------------------------------------------------------------------------------
      Total current liabilities               167,981               198,654
-------------------------------------------------------------------------------
Long-term debt                                309,585               332,571
Claims accruals                                12,800                12,800
Deferred income taxes                         143,209               142,159
Stockholders' equity                          344,732               357,255
-------------------------------------------------------------------------------
                                           $  978,307            $1,043,439
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                      J.B. HUNT TRANSPORT SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

-----------------------------------------------------------------------------

                                               NINE MONTHS ENDED SEPTEMBER 30
-----------------------------------------------------------------------------
                                                          1997           1996
-----------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                      $  4,355      $  16,751
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation, net of gain on disposition
        of equipment                                    98,187         92,158
       Deferred income taxes                             1,050          2,737
       Tax benefit (expense) of stock options
        exercised                                          (33)           381
       Changes in assets and liabilities:
       Accounts receivable                                (424)       (28,802)
       Prepaid expenses                                 16,700         14,761
       Trade accounts payable                           10,511         (8,892)
       Claims accruals                                  (2,616)        (5,083)
       Accrued payroll and other accrued expenses        4,606          7,295
-----------------------------------------------------------------------------
         Net cash provided by operating activities     132,336         91,306
-----------------------------------------------------------------------------
Cash flows from investing activities:
    Additions to property and equipment               (147,655)      (146,927)
    Proceeds from sale of equipment                    108,972         40,682
    Increase in other assets                            (1,014)        (4,759)
-----------------------------------------------------------------------------
         Net cash used in investing activities         (39,697)      (111,004)
-----------------------------------------------------------------------------
Cash flows from financing activities:
    Repayment of long-term debt                         (5,000)            --
    Net borrowings (repayments) under
     commercial paper program                          (62,736)        27,735
    Proceeds from sale of treasury stock                   296          2,137
    Repurchase of treasury stock                       (10,481)        (5,806)
    Dividends paid                                      (5,502)        (5,689)
-----------------------------------------------------------------------------
         Net cash provided by (used in) financing
          activities                                   (83,423)        18,377
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     9,216         (1,321)
-----------------------------------------------------------------------------
Cash and cash equivalents at beginning of period         3,786          4,260
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period            $ 13,002       $  2,939
-----------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
    Cash paid (refunded) during the period for:
       Interest                                       $ 18,421      $  18,364
       Income taxes                                     (6,895)           974
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                      J.B. HUNT TRANSPORT SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1) LONG-TERM DEBT

    Long-term debt consists of (in thousands):

                                                   9/30/97        12/31/96
                                                   --------       --------
Commercial paper                                   $106,800       $169,750
Senior notes payable, interest at 6.25%
 payable semiannually, due 9/1/03                    98,260         98,260
Senior notes payable, interest at 7.84%
 payable semiannually                                10,000         15,000
Senior subordinated notes, interest at 7.80%
 payable semiannually                                50,000         50,000
Senior notes payable, interest at 6.25%
 payable semiannually, due 11/17/00                  25,000         25,000
Senior notes payable, interest at 6.00%
 payable semiannually                                25,000         25,000
                                                   --------       --------
                                                    315,060        383,010
Less current maturities                              (5,000)       (49,750)
Unamortized discount                                   (475)          (689)
                                                   --------       --------
                                                   $309,585       $332,571
                                                   --------       --------
                                                   --------       --------

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

(2) CAPITAL STOCK

    The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                                  Number of
                                       Number of   Option price     shares
                                        options      per share    exercisable
                                       ---------   ------------   -----------
    Outstanding at December 31, 1996   2,740,925   $11.58-24.63     294,950
                                                                    -------
                                                                    -------
      Granted                            466,000    13.88-17.38
      Exercised                          (18,400)   11.58-15.63
      Terminated                        (334,650)   12.83-23.50
                                       ---------   ------------

    Outstanding at September 30, 1997  2,853,875   $11.58-24.63     388,975
                                       ---------   ------------     -------
                                       ---------   ------------     -------

    On October 16, 1997, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on November 21, 1997 to stockholders of record on November 3, 1997.

(3) NEW ACCOUNTING STATEMENT

    The Financial Accounting Standards Board issued Statement No.128, Earnings per Share, in February of 1997, which the Company is required to adopt as of December 31, 1997. At that time the method of computing earnings per share will change and all prior periods which are presented will be restated to conform with Statement 128. Under the new requirements "basic earnings per share" will replace the current term of "primary earnings per share" and "diluted earnings per share" will replace the current term of "fully diluted earnings per share". The Company expects basic earnings per share for the three and nine month periods ended September 30, 1997 and September 30, 1996 to be unchanged when compared to primary earnings per share for those same periods.

(4) RECLASSIFICATIONS

    Certain amounts for 1996 have been reclassified to conform to the 1997 classifications.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants.

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


Little Rock, Arkansas
October 14, 1997

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

    The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1996.

                            RESULTS OF OPERATIONS


COMPARISON OF THIRD QUARTER 1997 TO THIRD QUARTER 1996

    The following table sets forth items in the Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                        Three Months Ended September 30

                                             Percentage of         Percentage
                                           Operating Revenues        Change
                                           ------------------     -------------
                                            1997        1996      1997 vs. 1996
                                           ------      ------     -------------
Operating revenues                         100.0%      100.0%          2.6%
Operating expenses
  Salaries, wages and employee benefits     34.9%       33.0%          8.4%
  Purchased transportation                  33.9%       30.4%         14.3%
  Fuel and fuel taxes                        8.5%       10.0%        (13.3%)
  Depreciation                               8.2%        7.4%         12.7%
  Operating supplies and expenses            6.0%        6.1%          1.2%
  Insurance and claims                       2.5%        3.7%        (30.7%)
  General and administrative expenses        1.1%        1.7%        (32.1%)
  Operating taxes and licenses               1.6%        1.8%         (8.9%)
  Communication and utilities                1.0%        1.2%        (11.6%)
                                           ------------------
    Total operating expenses                97.7%       95.4%          5.0%
                                           ------------------
    Operating income                         2.3%        4.6%        (48.2%)
Interest expense                             1.5%        1.6%         (1.2%)
                                           ------------------
    Earnings before income taxes             0.8%        3.0%        (72.9%)
Income taxes                                 0.3%        1.1%        (72.9%)
                                           ------------------
    Net earnings                             0.5%        1.9%        (72.9%)
                                           ------------------
                                           ------------------

     Operating revenues for the third quarter of 1997 increased $9.7 million, or 2.6 percent, to $388.5 million from $378.7 million in the third quarter of 1996. This revenue comparison was affected by the fact that $25.0 million of revenue was generated during the third quarter of 1996 by the special commodities and flatbed businesses which were sold in 1996 and 1997, respectively. Revenue increased 7 percent in dry van operations, which includes intermodal, and 24 percent in logistics and dedicated operations during the third quarter of 1997. Truck only dry van rates, excluding fuel surcharges, increased 2.3 percent, while intermodal rates declined 2.2 percent during the third quarter of 1997. The increased level of logistics and dedicated revenue was primarily due to additional customer contracts which were signed during the current quarter and increased levels of business under existing contracts.

    Total operating expenses for the third quarter of 1997 increased 5 percent over the comparable period of 1996. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 97.7 percent for the third quarter of 1997 compared with 95.4 percent in 1996. A number of significant changes in operating expenses during the current quarter were related to an approximate thirty-three percent pay increase for certain over-the-road drivers which was effective on February 28, 1997. This pay increase was the primary reason for the increase in salaries, wages and employee benefits. The increase in purchased transportation expense was consistent with trends in recent periods and reflects payments to railroads and other third-parties for transportation services provided to the Company. Fuel and fuel tax expense declined, primarily due to lower fuel cost per gallon and higher miles per gallon. The increase in depreciation expense was primarily due to a gain recognized on the disposition of the special commodities business during the third quarter of 1996. Gains on asset dispositions reduce depreciation expense and totaled $.6 million during the third quarter of 1997 compared with $4.3 million in 1996.

    The significant decrease in insurance and claims expense was a result of fewer vehicle collisions during the third quarter of 1997. The new driver compensation package has been successful in attracting and retaining experienced, professional drivers. In addition, the Company is no longer hiring newly trained student drivers. A related reduction in general and administrative expenses was primarily due to reduced driver training and recruiting costs. Reduced insurance related costs and lower driver recruiting expenses were two of the primary sources for funding the new driver compensation package. Operating taxes and licenses decreased, partly due to the sale of revenue equipment which had operated in the special commodities and flatbed businesses. Lower communication and utilities expense was due, in part, to lower communication rates in effect during the current quarter.

    As a result of the above, net earnings declined to $1.9 million, or 5 cents per share, in the third quarter of 1997 compared with $7.1 million, or 19 cents per share, in 1996. The average number of shares outstanding during the third quarter of 1997 declined to 36.4 million from 38.1 million in 1996. The primary reason for this decrease was the Company's acquisition of treasury shares.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

    The following table sets forth items in the Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                        Nine Months Ended September 30

                                              Percentage of       Percentage
                                           Operating Revenues       Change
                                           ------------------    -------------
                                            1997        1996     1997 vs. 1996
                                           ------      ------    -------------
Operating revenues                         100.0%      100.0%         3.1%
Operating expenses
    Salaries, wages and employee benefits   34.3%       32.9%         7.3%
    Purchased transportation                32.7%       28.2%        19.4%
    Fuel and fuel taxes                      9.4%       10.9%       (11.0%)
    Depreciation                             8.6%        8.3%         6.5%
    Operating supplies and expenses          6.1%        6.3%        (0.6%)
    Insurance and claims                     2.6%        4.1%       (34.5%)
    General and administrative expenses      1.4%        2.0%       (28.8%)
    Operating taxes and licenses             1.6%        1.9%       (11.7%)
    Communication and utilities              1.1%        1.3%       (11.5%)
                                           ------------------
       Total operating expenses             97.8%       95.9%         5.0%
                                           ------------------
       Operating income                      2.2%        4.1%       (43.5%)
Interest expense                             1.6%        1.7%         1.7%
                                           ------------------
       Earnings before income taxes          0.6%        2.4%       (74.0%)
Income taxes                                 0.2%        0.9%       (74.0%)
                                           ------------------
       Net earnings                          0.4%        1.5%       (74.0%)
                                           ------------------
                                           ------------------


    Operating revenues for the nine months ended September 30, 1997 increased $33.7 million, or 3.1 percent, to $1,139 million from $1,105 million in 1996. This revenue comparison was affected by the fact that $94.8 million of revenue was generated during the first nine months of 1996 by the special commodities and parcel management businesses which were sold in 1996 and the flatbed business which was sold in 1997. Revenue increased 4 percent in dry van operations, which includes intermodal, and forty percent in logistics and dedicated operations. Truck only dry van rates, excluding fuel surcharge, increased 1.2 percent, while intermodal rates declined 1.1 percent, during the nine month period ended September 30, 1997. The significant increase in logistics and dedicated revenue was a result of new customer contracts which were signed during the period and increased levels of business under existing contracts.

    Total operating expenses for the nine months ended September 30, 1997 increased 5 percent from the comparable period of 1996. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 97.8 percent in 1997 and 95.9 percent in 1996. This increase in operating expenses was due, in part, to the driver pay increase which was effective on February 28, 1997. The significant increase in purchased transportation expense reflects payments to railroads and other third-party companies for transportation services. The decrease in fuel and fuel taxes was due to lower fuel cost per gallon and higher miles per gallon. The increase in depreciation expense was primarily due to gains on the disposition of the special commodities and parcel management business in 1996. Gains on the disposition of assets are accounted for as a reduction of depreciation expense. Gains totaled $.7 million for the nine months ended September 30, 1997 and $7.7 million for the comparable period of 1996.

    The significant decline in insurance and claims expense was primarily due to fewer vehicle collisions during 1997. The Company has been successful in attracting and retaining experienced drivers and has eliminated the use of newly trained student drivers. In addition, a decision was made in late 1996 to limit tractor speed to 59 miles per hour. The decrease in general and administrative expense was primarily due to lower driver training and recruiting costs. Operating taxes and licenses expense reflected a smaller total tractor fleet size, primarily due to sales of the special commodities and flatbed businesses. Communication and utilities declined, partly due to lower communication rates in 1997.

    As a result of the above, net earnings for the nine months ended September 30, 1997 declined to $4.4 million, or 12 cents per share, compared with $16.8 million, or 44 cents per share, in 1996. The average number of shares outstanding during the first nine months of 1997 declined to 36.5 million from 38.1 million in 1996. This decrease was primarily due to the Company's acquisition of treasury shares.

LIQUIDITY AND CAPITAL RESOURCES

    This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Consolidated Statements of Cash Flows and the Consolidated Balance Sheets.

    Net cash provided by operating activities was approximately $132 million for the nine months ended September 30, 1997 compared with $91 million in 1996. This increase in net cash provided was primarily due to improved accounts receivable aging, a reduction of prepaid expenses and an increase in accounts payable related to timing of vendor and other cash disbursements. Net cash used in investing activities was approximately $40 million in 1997 compared with $111 million in 1996. This decrease was due primarily to fewer net additions to the trailing fleet during 1997 and increased proceeds from the sale of equipment. The increase in cash provided by operating activities in 1997 and reduced level of cash invested allowed the Company to reduce debt by $68 million during the first nine months of 1997. In addition, approximately $10.5 million was invested in purchases of treasury stock during 1997 compared with $5.8 million in 1996.

SELECTED BALANCE SHEET DATA

                                                           As of
                                 ---------------------------------------------------------
                                 September 30, 1997  December 31, 1996  September 30, 1996
                                 ------------------  -----------------  ------------------
    Working  capital ratio              1.18                1.03                .94
    Current maturities of long-
      term debt (millions)             $   5               $  50              $  65
    Total debt (millions)              $ 315               $ 382              $ 397
    Total debt to equity                 .91                1.07               1.08
    Total debt as a percentage
      of total capital                   .48                 .52                .52

    During the first nine months of 1997 the Company renewed its commercial paper note program and reduced the total amount of authorized borrowing from $250 million to $240 million. The Company generates significant cash from operating activities and has borrowing capacity to meet its committed and contemplated cash requirements.

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

                                        J.B. HUNT TRANSPORT SERVICES, INC.



DATE: November 5, 1997                  BY:  /s/ Kirk Thompson
      ----------------                       --------------------------------
                                             Kirk Thompson
                                             President and
                                             Chief Executive Officer




DATE: November 5, 1997                  BY:  /s/ Jerry W. Walton
      ----------------                       --------------------------------
                                             Jerry W. Walton
                                             Executive Vice President, Finance
                                             and Chief Financial Officer