Form 10-K
period 1997-12-31
HUNT J B TRANSPORT SERVICES INC
filed 1998-03-10
CIK 728535

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED                       COMMISSION FILE NUMBER
         DECEMBER 31, 1997                                   0-11757


                      J.B. HUNT TRANSPORT SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               ARKANSAS                                      71-0335111
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

          615 J.B. HUNT CORPORATE DRIVE                         72745
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
                         YES  X     NO
                             ---       -----
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SS229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF 17,434,979 SHARES OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 27, 1998 WAS $466,385,688 (BASED UPON $26.75 PER SHARE BEING THE CLOSING SALE PRICE ON THAT DATE, AS REPORTED BY NASDAQ). IN MAKING THIS CALCULATION, THE ISSUER HAS ASSUMED, WITHOUT ADMITTING FOR ANY PURPOSE, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT, AND NO OTHER PERSONS, ARE AFFILIATES.

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                 STOCK, AS OF FEBRUARY 27, 1998:  35,653,708.

                      DOCUMENTS INCORPORATED BY REFERENCE

    CERTAIN PORTIONS OF THE NOTICE AND PROXY STATEMENT FOR THE 1998 ANNUAL
            STOCKHOLDERS' MEETING TO BE HELD APRIL 16, 1998 PART II.

PART I

ITEM 1.   BUSINESS

GENERAL

     J.B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries ("JBH" or the "Company"), is a diversified transportation services and logistics company operating under the jurisdiction of the U.S. Department of Transportation ("DOT") and various state regulatory agencies. JBH is an Arkansas holding company incorporated on August 10, 1961. Through its subsidiaries JBH transports primarily full-load containerizable freight throughout the continental United States and portions of Canada and Mexico. The Company also manages or provides logistics and transportation-related services which may utilize JBH equipment and employees, or may employ equipment and services provided by unrelated third parties in the transportation industry.

     JBH has various operating authorities granted by the DOT and state regulatory agencies. The Company may transport any type of freight (except certain types of explosives) from any point in the contiguous United States to any other point in the contiguous United States, over any route selected by the Company. The Company also has certain intrastate authorities, allowing pick-up and delivery within those states. Federal legislation was enacted effective January 1, 1995 which preempted each state's right to limit entry into intrastate operations. JBH transports a wide range of products including automotive parts, department store merchandise, paper and wood products, food and beverages, plastics, chemicals and manufacturing materials and supplies.

     JBH was granted certain Canadian authority initially in 1988 and currently transports freight to and from all points in the continental United States to Quebec, British Columbia and Ontario. The Company has authorization to operate directly in all the Canadian provinces, but to date has served limited points in Canada primarily through interchange operations with Canadian motor carriers. The Company has provided transportation services to and from Mexico since 1989 through interchange operations with various Mexican motor carriers. A joint venture agreement with Transportacion Maritima Mexicana, the largest transportation company in Mexico, was signed in 1992.

     In 1990, JBH initiated a new type of truck-load ("T/L") service with the Atchison, Topeka and Santa Fe Railway Company (formally Santa Fe, now
Burlington Northern Santa Fe). This new method of operating initially involved transporting 48 foot or 53 foot trailers by rail utilizing traditional trailer-on-flatcar ("TOFC") medium for a portion of the line-haul move. In 1993, rail operations were expanded to utilize newly-designed high-cube containers which could be separated from the chassis and double-stacked ("COFC") on rail cars to provide improved productivity. Since this initial agreement, intermodal operations have grown to include arrangements with nine railroads. Operating revenues from intermodal operations totaled
$576 million in 1997. Substantially all of the freight carried under rail arrangements receives priority space on trains and preferential loading and unloading at rail facilities.

     The Company commenced offering formal transportation logistics services in 1992. Logistics services refer to an arrangement whereby a shipper may outsource a substantial portion of or their entire distribution and transportation process to one organization. JBH Logistics provides a range of comprehensive transportation and management services including experienced professional managers, information and optimization technology and the actual design or redesign of system solutions. Once a logistics arrangement is in place, JBH Logistics may utilize Company owned and controlled transportation equipment or third-party equipment and employees or a combination of the two to meet the customer's service requirements. Dedicated equipment services are similar to logistics services and typically involve specifically assigned revenue equipment, drivers, and management to service customers that wish to augment or outsource their private fleet. Operating revenues were $405 million for the logistics and dedicated contract service businesses in 1997.

     In early 1996, the Company embarked upon a strategy to concentrate its efforts on the two service offerings of dry-van T/L (including intermodal) and logistics services (including dedicated contract). In accordance with that strategy, assets and operations of other service offerings were subsequently sold. During 1996, operations involved in the transportation of small parcels and hazardous commodities were sold. A sale of flatbed operations in July of 1997 completed this initiative. The Company views the growth opportunity and potential to integrate solutions associated with its two-part service offering strategy as a key to driving down costs and providing customers with quality service.

MARKETING AND OPERATIONS

     The truckload market has historically been a lower price, lower service market when compared to the less-than-truckload ("LTL") segment. The Company has opted to provide a premium service and charge compensating rates rather than compete primarily on the basis of price. The Company's business is well diversified and no one customer accounted for more than 6% of revenues during 1997 or 1996. Marketing efforts include significant focus on the diversified group of "Fortune 500" customers. A broad geographic dispersion and a good balance in the type of industries served allow JBH some protection from major seasonal fluctuations. However, consistent with the T/L industry in general, freight is typically stronger in the second half of the year with peak months being August, September and October. In addition, demand for services is usually strong at the end of the first two calendar quarters (i.e., March and June). Revenue is also affected by bad weather and holidays, since revenue is directly related to available working days of shippers.

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

PERSONNEL

     At December 31, 1997, JBH employed approximately 11,780 people, including 8,430 drivers. Historically the T/L transportation industry and the Company have experienced shortages of qualified drivers. In addition, driver turnover rates at JBH and other T/L carriers had exceeded 100%. In September of 1996, a new compensation program was announced for the approximate 3,500 over-the-road van drivers. This comprehensive package, which was effective February 25, 1997, included an average 33% increase in wages for this group of employees. This program was designed to attract and retain a professional and experienced work force capable of delivering a high level of customer service. As anticipated, this increase in driver wages and benefits was partially offset by lower driver recruiting and training expense, reduced accident costs and better equipment utilization. The average driver turnover in the van business was 45% in 1997, down from 86% in 1996. Drivers are frequently designated as local, regional, regular or dedicated and over-the-road and typically compensated on a rate-per-mile basis, a rate per week basis or a combination of factors. JBH also employed approximately 2,180 office personnel and 1,170 mechanics at December 31, 1997. No employees are represented by collective bargaining agreements and management believes that its relationship with all of its employees is excellent.

REVENUE EQUIPMENT

     At December 31, 1997, JBH owned approximately 7,510 tractors and operated 10,450 trailers and 19,940 specially designed containers. JBH believes that modern, late-model, clean equipment differentiates quality customer service, increases equipment utilization and reduces maintenance costs and downtime. Accordingly, the average age of the van tractor and trailing fleet was approximately two years and three years, respectively, at December 31, 1997. In 1993, the Company commenced receiving a newly-designed container and chassis combination that could be transported over the road by truck and also be moved by rail or ship. The container and chassis may be transported as a single unit by rail (TOFC) or the container can be separated from the chassis and double-stacked (COFC) on rail cars for improved productivity. Containers comprised approximately 70% of the van trailing fleet at December 31, 1997. The composition of the dedicated contract fleet varies with specific customer service requirements. All JBH revenue equipment is maintained in accordance with a specific maintenance program primarily based on age and miles traveled.

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

REGULATION

     Prior to December of 1995, the Company's operations in interstate commerce were regulated by the Interstate Commerce Commission ("ICC"). Commencing in January of 1996, the Interstate Commerce Commission Termination Act closed the ICC and transferred all remaining regulatory responsibilities to a new Surface Transportation Board and to the Federal Highway Administration. Motor carrier operations are subject to safety requirements prescribed by the United States DOT governing interstate operation. Such matters as weight and dimension of equipment and commercial driver's licensing are also subject to federal and state regulations. A federal requirement that all drivers obtain a commercial driver's license became effective in April 1992.

     The federal Motor Carrier Act of 1980 was the start of a program to increase competition among motor carriers and limit the level of regulation in the industry (sometimes referred to as "deregulation"). The Motor Carrier Act of 1980 enabled applicants to obtain operating authority more easily and allowed interstate motor carriers, such as the Company, to change their rates by a certain percentage per year without approval. The new law also allowed for the removal of many route and commodity restrictions regarding the transportation of freight. As a result of the Motor Carrier Act of 1980, the Company was able to obtain unlimited authority to carry general commodities throughout the 48 contiguous states. Effective January 1, 1995, the federal government issued guidelines which allow motor carriers more flexibility in intrastate operations. Although this reduced level of state regulation may increase the level of competition in some regions, the Company believes it will ultimately benefit from this legislation.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters are in Lowell, Arkansas. A 150,000-square-foot building was constructed and occupied in September 1990. The building is situated on a 127-acre tract of land.

     In addition to the corporate headquarters, the Company owns a separate 40-acre tract in Lowell, Arkansas with three separate buildings totaling 18,000 square feet of office space and 80,000 square feet of maintenance and warehouse space. These buildings serve as the Lowell operations terminal, tractor and trailer maintenance facilities and additional administrative offices. A new terminal and maintenance facility was constructed and occupied in Chicago, Illinois during 1996.

A summary of the Company's principal facilities follows:

                                                   Maintenance Shop  Office Space
Location                                 Acreage    (square feet)    (square feet)
----------------------------------------------------------------------------------
  Atlanta, Georgia                            30        29,800           10,400
  Chicago, Illinois                           27        50,000           14,000
  Dallas, Texas                               14        24,000            7,800
  Detroit, Michigan                           27        44,300           10,800
  East Brunswick, New Jersey                  20        20,000            7,800
  Houston, Texas                              13        24,700            7,200
  Little Rock, Arkansas                       24        29,200            7,200
  Louisville, Kentucky                        14        40,000           10,000
  Lowell, Arkansas                            40        50,200           14,000
  Lowell, Arkansas (trailer facilities)       14        29,800            3,700
  San Bernardino, California                   8        14,000            4,000
  South Gate, California                      12        12,000            5,500

In addition to the above facilities, the Company leases numerous small offices and trailer parking yards in various locations throughout the country.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1997 to a vote of security holders.

EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the executive officers of the Company is set forth below:

                                                                                 Executive
Name                     Age   Position with Company                           Officer Since
----                     ---   ---------------------                           -------------
J.B. Hunt                71    Senior Chairman of the Board; Director               1961
Wayne Garrison           45    Chairman of the Board; Director                      1979
Johnelle Hunt            66    Secretary; Director                                  1972
Kirk Thompson            44    President and Chief Executive Officer; Director      1984
Paul R. Bergant          51    Executive Vice President, Marketing                  1985
Bob D. Ralston           51    Executive Vice President, Maintenance                1989
Jerry W. Walton          51    Executive Vice President, Finance and Chief
                                Financial Officer                                   1991
Robert E. Logan (1)      59    Chief Information Officer                            1997
A. Craig Harper (2)      40    Executive Vice President, Operations                 1997

(1) Mr. Logan retired from United Parcel Service of America in 1991. He served as a consultant to the Company in 1995 and 1996 and was named Chief Information Officer in January of 1997.

(2) Mr. Harper joined the Company in 1992 as Executive Vice President, Special Commodities. In May of 1993, he was named President, Special Commodities. In April of 1997, he was named Executive Vice President, Operations.


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

                          Calendar Year 1997    Calendar Year 1996
          Period             High     Low         High      Low
          --------------------------------------------------------
          1st Quarter       $15.00   $13.38      $22.13    $15.13
          2nd Quarter        16.13    13.63       22.13     18.75
          3rd Quarter        18.50    14.50       21.88     15.06
          4th Quarter        19.25    15.00       16.00     13.75

     On February 27, 1998, the high and low sales prices for the Company's common stock as reported by the NASDAQ were $27.75 and $26.63, respectively. As of February 27, 1998, the Company had 1,749 stockholders of record.

DIVIDEND POLICY

     On January 21, 1998, the Board of Directors declared a quarterly dividend of $.05 per share, payable on February 17, 1998 to shareholders of record on February 3, 1998. Although it is the present intention of the Board of Directors to continue quarterly dividends, payment of future dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors. The Company declared and paid cash dividends of $.20 per share in 1997 and 1996.

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in thousands, except revenue and per share amounts)

Years Ended December 31        1997         1996       1995       1994      1993      1992      1991       1990     1989      1988
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues (mil.)   $    1,554  $    1,487  $    1,352  $  1,208  $  1,021  $    912  $    733  $    580  $    509  $    393
Earnings (loss) before
 cumulative effect of
 changes in accounting
 methods                        11,366      22,115      (2,170)   40,392    38,221    36,933    29,459    30,048    30,615    33,045
Basic earnings (loss) per
 share before cumulative
 effect of changes in
 accounting methods                .31         .58        (.06)     1.05      1.00      1.03       .85       .85       .87       .93
Cash dividends per share           .20         .20         .20       .20       .20       .20       .19       .16       .16       .13
Total assets                 1,021,919   1,043,439   1,016,782   993,699   862,442   715,741   520,130   452,734   384,684   300,199
Long-term debt                 322,790     332,571     339,015   299,243   303,499   216,254   156,930   137,597   104,955    65,358
Stockholders' equity           337,964     357,255     356,939   377,898   343,964   308,626   215,761   191,074   175,518   150,126

Percentage of Operating Revenue

Years Ended December 31         1997     1996     1995     1994    1993    1992    1991    1990    1989    1988
----------------------------------------------------------------------------------------------------------------
Operating revenues             100.0%   100.0%   100.0%   100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%
Operating expenses:
  Salaries, wages
   and employee benefits        34.4     32.6     33.8     33.5    36.4    38.2    40.0    41.4    42.1    41.4
  Purchased transportation      30.6     27.2     25.4     23.9    18.4    12.2     7.0     0.7     0.7     0.6
  Fuel and fuel taxes            9.1     10.8     10.6     10.9    12.4    14.2    16.3    17.3    15.7    14.3
  Depreciation                   8.4      8.4      9.6      9.2     8.2     9.5     9.4     9.7     9.5     9.7
  Operating supplies and
   expenses                      8.4      8.0      8.4      6.9     7.2     7.4     8.0     8.8     8.5     7.8
  Insurance and claims           2.4      3.9      3.8      3.1     4.0     4.8     4.7     5.4     4.5     4.3
  Operating taxes and licenses   1.6      1.9      2.0      2.2     2.8     2.8     3.0     3.2     3.5     3.4
  General and administrative
   expenses                      1.2      1.9      2.4      2.2     1.9     2.0     2.1     2.3     1.7     1.3
  Communication and utilities    1.1      1.2      1.1      1.1     1.0     1.3     1.4     1.4     1.7     2.0
  Special charges                  -        -      1.3        -       -       -       -       -       -       -
                               -----    -----    -----    -----   -----   -----   -----   -----   -----   -----
    Total operating expenses    97.2     95.9     98.4     93.0    92.3    92.4    91.9    90.2    87.9    84.8
                               -----    -----    -----    -----   -----   -----   -----   -----   -----   -----
Operating income                 2.8      4.1      1.6      7.0     7.7     7.6     8.1     9.8    12.1    15.2
Interest expense                 1.6      1.7      1.8      1.6     1.4     1.2     1.5     1.2     1.8     1.7
Income taxes                      .5       .9        -      2.1     2.6     2.3     2.6     3.4     4.3     5.1
Cumulative effect of changes
 in accounting methods             -        -        -        -       -     0.2    (0.2)      -       -       -
                               -----    -----    -----    -----   -----   -----   -----   -----   -----   -----
Net earnings (loss)               .7%     1.5%    (0.2%)    3.3%    3.7%    4.3%    3.8%    5.2%    6.0%    8.4%
                               -----    -----    -----    -----   -----   -----   -----   -----   -----   -----
                               -----    -----    -----    -----   -----   -----   -----   -----   -----   -----

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes appearing in this annual report.

  The following table sets forth certain operating data of the Company.

Years Ended December 31               1997       1996       1995       1994       1993     1992     1991     1990     1989     1988
-----------------------------------------------------------------------------------------------------------------------------------
Total loads                      1,802,006  1,605,546  1,361,251  1,187,815  1,081,013  960,031  796,929  596,574  536,448  397,290
Average number of tractors in
 the fleet during the year           7,629      7,728      7,559      7,094      6,890    6,424    5,286    4,413    3,616    2,840
Tractors operated (at year end)      7,508      7,750      7,706      7,412      6,775    7,004    5,843    4,729    4,096    3,135
Trailers/containers (at
  year end)                         30,391     27,773     24,618     22,687     19,089   17,391   12,389   10,563    9,339    7,071
Tractor miles (in thousands)       790,018    810,450    772,199    740,626    718,767  733,700  638,926  551,175  495,377  382,743

GENERAL

  J.B. Hunt's 1997 financial and operating results reflect some significant management actions which were implemented during 1997 and 1996. In early 1996, a decision was made to concentrate company resources on the two core transportation service offerings of dry-van truck (including intermodal), and logistics (including dedicated contract). Assets and businesses which did not relate to these three types of operations were sold. Operations which transported small parcels and hazardous commodities were sold during 1996 and the flatbed business was sold during 1997. In September of 1996, a new over-the-road driver compensation package was announced which was effective in February of 1997. This new program was intended to breakout of a common industry practice of hiring and training inexperienced truck drivers and experiencing annual driver turnover rates of approximately 100 percent. This new pay and benefit package, which increased annual pay by an average of 33% for van over-the-road drivers, was successful in attracting and retaining experienced and professional drivers. Driver turnover in the van business was reduced to 45% in 1997 from 86% in 1996. The increased cost of the new pay and benefit package was partially offset, as anticipated, by closing the two company-owned driver schools, lower driver hiring expense, reduced accident expense and higher equipment utilization. The ability to hire additional van drivers and a strong demand for transportation services combined to produce revenue growth of nine percent during the fourth quarter of 1997. This increase in revenue and concurrent down-ward trends in certain operating expenses resulted in improved operating income during the fourth quarter of 1997.

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

  The following table sets forth items in the Consolidated Statements of Operations as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

                                                Percentage of         Percentage
                                              Operating Revenues        Change
                                              ------------------     -------------
                                               1997        1996      1997 vs. 1996
                                              ------      ------     -------------
Operating revenues                            100.0%      100.0%           4.5%

Operating expenses
  Salaries, wages and employee benefits        34.4%       32.6%          10.3%
  Purchased transportation                     30.6        27.2           17.7
  Fuel and fuel taxes                           9.1        10.8          (11.5)
  Depreciation                                  8.4         8.4            4.6
  Operating supplies and expenses               8.4         8.0            8.8
  Insurance and claims                          2.4         3.9          (35.1)
  Operating taxes and licenses                  1.6         1.9          (10.3)
  General and administrative expenses           1.2         1.9          (32.5)
  Communication and utilities                   1.1         1.2           (8.0)
                                              -----       -----          -----
   Total operating expenses                    97.2        95.9            6.0
                                              -----       -----          -----
   Operating income                             2.8         4.1          (28.9)
Interest expense                                1.6         1.7            (.5)
                                              -----       -----          -----
   Earnings before income taxes                 1.2         2.4          (48.6)
Income taxes                                    0.5          .9          (48.6)
                                              -----       -----          -----
   Net earnings                                 0.7%        1.5%         (48.6)%
                                              -----       -----          -----
                                              -----       -----          -----

OPERATING REVENUES

     Operating revenues increased a net of $67 million, or 5%, to $1,554 million in 1997, from $1,487 in 1996. The increase in revenue was $137 million, or 9%, adjusted for the sale of the parcel management, hazardous commodities and flatbed businesses. An analysis of this increase in revenue is as follows:

                                                      Increase (Decrease)
                                                          In Revenue
                                                     (millions of dollars)
                                                     ---------------------
       Logistics Management and Dedicated Contract           $ 87
       Dry Van and Intermodal                                  49
       Businesses Sold                                        (69)
                                                             ----
                                                             $ 67
                                                             ----
                                                             ----

     The Company provides diversified transportation and logistics management services which frequently utilize railroad and other third-party revenue equipment and employees. This strategy allows consolidated revenue to grow without requiring a comparable increase in the Company's tractor and trailing equipment fleet. The average number of trucks in the fleet declined during 1997 by approximately 1%, reflecting, in part, the sale of the flatbed business. Dry van truck rates increased by nearly 2% during 1997, while intermodal rates declined by approximately 2%.

OPERATING EXPENSES

     Total operating expenses in 1997 increased 6% over 1996. Operating expenses expressed as a percentage of operating revenues (operating ratio) were 97.2% in 1997, compared with 95.9% in 1996. The increase in salaries, wages and employee benefits was primarily due to the new driver compensation package, which was effective in February of 1997. The significant increase in purchased transportation was consistent with trends in recent years and reflects payments to railroads and other third-party companies that provided transportation services to the Company. Fuel and fuel taxes expense declined, primarily due to lower fuel cost per gallon and improved miles per gallon performance.

     The increase in operating supplies and expenses was primarily due to higher trailing equipment lease and rental costs. The decline in insurance and claims expense was a result of lower collision frequency, primarily related to a decision to limit the speed of the tractor fleet to 59 miles per hour and the more experienced driver force attracted by the new compensation package. A related reduction in general and administrative expenses was primarily due to reduced driver recruiting and training costs. Reduced insurance related costs and lower driver hiring expenses were two primary sources for funding the new driver compensation program.

     As a result of the above, net earnings declined to $11.4 million, or 31 cents per share in 1997, from $22.1 million, or 58 cents per share in 1996. The average number of shares outstanding during 1997 was 36.4 million, down from 37.9 million in 1996. This decrease in shares outstanding was primarily due to the Company's acquisition of treasury shares.

1996 COMPARED WITH 1995

     The following table sets forth items in the Consolidated Statements of Operations as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

                                            Percentage of           Percentage
                                          Operating Revenues          Change
                                          ------------------          ------
                                            1996      1995         1996 vs. 1995
                                           ------    ------        -------------
Operating revenues                         100.0%    100.0%              9.9%

Operating expenses
 Salaries, wages and employee benefits      32.6%     33.8%              5.9%
 Purchased transportation                   27.2      25.4              17.6
 Fuel and fuel taxes                        10.8      10.6              11.9
 Depreciation                                8.4       9.6              (4.1)
 Operating supplies and expenses             8.0       8.4               4.9
 Insurance and claims                        3.9       3.8              15.1
 Operating taxes and licenses                1.9       2.0               3.8
 General and administrative expenses         1.9       2.4             (13.6)
 Communication and utilities                 1.2       1.1              24.5
 Special charges                              --       1.3                --
                                           -----     -----             -----
  Total operating expenses                  95.9      98.4               7.2
  Operating income                           4.1       1.6             182.8
Interest expense                             1.7       1.8               (.4%)
                                           -----     -----             -----
  Earnings (loss) before income taxes        2.4       (.2)               --
Income taxes                                  .9        --                --
                                           -----     -----             -----
  Net earnings (loss)                        1.5%     (0.2%)              --
                                           -----     -----             -----
                                           -----     -----             -----

OPERATING REVENUES

     Operating revenues increased $135 million, or 10%, to $1,487 million in 1996 from $1,352 million in 1995. An analysis of this increase in revenue is as follows:

                                                        Increase (Decrease)
                                                            In Revenue
                                                       (millions of dollars)
                                                       ---------------------
         Dry Van and Intermodal                                 $106
         Logistics Management and Dedicated Contract              64
         Businesses Sold                                         (35)
                                                                ----
                                                                $135
                                                                ----
                                                                ----

     Dry van intermodal volume grew rapidly during 1996. Dry van truck rates declined approximately 2% during 1996, while intermodal rates declined 1%. These rate decreases negatively impacted revenues and earnings during 1996. The average number of tractors in the fleet increased approximately 2% during 1996.

OPERATING EXPENSES

     Total operating expenses in 1996 increased 7% over 1995. Operating expenses expressed as a percentage of operating revenues (operating ratio) were 95.9% in 1996, compared with 98.4% in 1995. The change in salaries, wages and employee benefits reflects a small increase in the company-owned tractor and driver employee fleet and a higher growth rate for intermodal and third-party logistics operations. No significant changes in driver compensation occurred during 1996. The increase in purchased transportation was primarily due to the growth of intermodal and logistics businesses, which results in additional payments to railroads and third-party companies for purchased transportation services. Fuel and fuel taxes increased due to significantly higher fuel costs per gallon. This increased cost was partly offset by fuel surcharge revenue which was billed to customers. The decrease in depreciation expense was due, in part, to gains on the sale of the parcel management and hazardous commodities business. Gains on the sale of revenue equipment were offset against depreciation expense. Significantly higher accident rates during the first half of 1996 contributed to the increase in insurance and claims expense.

     The significant decline in general and administrative expenses was primarily due to lower driver advertising expenditures. The increase in communication and utilities was due to certain rate reductions and one-time credits recognized in early 1995. Special charges of $17.3 million were recorded in 1995 to reduce the carrying value of idle and under-performing assets.

     As a result of the above, net earnings increased to $22.1 million, or 58 cents per share, in 1996, compared with a loss of $2.2 million, or six cents per share, after special charges in 1995. The average number of shares outstanding during 1996 was 37.9 million, down from 38.5 million in 1995. The decrease in shares outstanding was primarily due to the Company's acquisition of treasury shares.

LIQUIDITY AND CAPITAL RESOURCES

     This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Consolidated Statements of Cash Flows and the Consolidated Balance Sheets.

     The Company generates significant cash from operating activities. Net cash provided by operating activities was $161 million in 1997, $141 million in 1996 and $149 million in 1995. Increased levels of trade accounts receivable related to revenue growth and longer payment terms consumed cash in 1995 through 1997, as did payments in 1997 and 1996 to settle pending accident and cargo claims. Changes in trade accounts payable, current assets and deferred income taxes generated cash in 1997.

     Net cash used in investing activities was $90 million in 1997, $131 million in 1996 and $137 million in 1995. The lower consumption of cash in 1997 was primarily due to fewer purchases of trailing equipment. While the Company leased and rented a significant amount of trailing equipment during 1997 and late 1996, orders were placed in late 1997 and early 1998 for approximately $39 million of trailing equipment.

     Financing activities consumed $71 million in 1997, $10 million in 1996 and $10 million in 1995. The primary reasons for the increased use of cash in financing activities were net repayments of short-term obligations without incurring additional long-term debt and the purchase of treasury stock in 1997 and 1996.

SELECTED BALANCE SHEET DATA

As of December 31                                       1997          1996        1995
---------------------------------------------------------------------------------------
Working capital ratio                                     .97          1.03        1.01
Current maturities of long-term debt (millions)        $ 17.5        $ 49.8      $ 30.3
Total debt (millions)                                  $  340        $  382      $  369
Total debt to equity                                     1.01          1.07        1.03
Total debt as a percentage of total capital               .50           .52         .51

     The Company is authorized to issue up to $240 million in notes under a commercial paper note program, of which $133 million was outstanding at December 31, 1997. In addition, the Company has approximately $121 million of uncommitted lines of credit, none of which were outstanding at December 31, 1997.

     From time to time the Board of Directors authorizes the repurchase of company common stock. Purchases totaled 1.468 million shares during 1997 at prices ranging from $13.50 per share to $17.00 per share, 1.159 million shares during 1996 at prices ranging from $14.13 to $16.63 per share, and
 .514 million shares during 1995 at prices ranging from $13.13 to $15.63 per share. The Company typically holds these shares in treasury for general corporate purposes, which may include employee stock options and other transactions.

     At December 31, 1997, the Company had committed to purchase approximately $115 million of revenue and service equipment (net cost, after expected proceeds from sale or trade-in allowances of approximately $24 million). Additional spending for new revenue equipment is anticipated during 1998, however, funding for such expenditures is expected to come from cash generated from operations and existing borrowing facilities.

YEAR 2000

    In 1996, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1998. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be $820,000 and is being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of December 31, 1997, approximately $325,000 had been expensed.

FORWARD-LOOKING STATEMENTS

     This report contains statements that may be considered as forward-looking or predictions concerning future operations. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations. Future financial and operating results of the Company may fluctuate as a result of these and other risk factors as detailed from time to time in Company filings with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standands ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is currently evaluating the effect of SFAS No. 130. The Company plans to commence reporting separately on its two segments, dry-van T/L (including intermodal) and logistics services (including dedicated contract) in 1998.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable to the Company for this annual report on Form 10-k.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         PAGE
-----------------------------------------------------------------------------
Independent Auditors' Report                                               13
Consolidated Balance Sheets as of December 31, 1997 and 1996               14

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995                                         16

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1997, 1996 and 1995                                         17

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                                         18

Notes to Consolidated Financial Statements                                 19

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors
J. B. Hunt Transport Services, Inc.:


We have audited the accompanying consolidated balance sheets of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                 KPMG Peat Marwick LLP



Little Rock, Arkansas
January 30, 1998

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1997 and 1996

               (Dollars in thousands, except per share amounts)

                   ASSETS                              1997            1996
                   ------                              ----            ----
Current assets:
  Cash and cash equivalents                         $    3,701          3,786
  Trade accounts receivable                            169,198        153,871
  Refundable income taxes (note 4)                       2,711          8,426
  Inventories                                            6,339          6,772
  Prepaid expenses                                      15,666         20,766
  Deferred income taxes (note 4)                         2,337         11,000
                                                    ----------      ---------
    Total current assets                               199,952        204,621
                                                    ----------      ---------

Property and equipment, at cost:
  Revenue and service equipment                      1,045,069      1,052,993
  Land                                                  19,109         19,354
  Structures and improvements                           59,446         56,884
  Furniture and office equipment                        93,854         89,014
                                                    ----------      ---------
    Total property and equipment                     1,217,478      1,218,245
  Less accumulated depreciation                        420,671        404,992
                                                    ----------      ---------
    Net property and equipment                         796,807        813,253
                                                    ----------      ---------

Other assets (note 7)                                   25,160         25,565
                                                    ----------      ---------
                                                    $1,021,919      1,043,439
                                                    ----------      ---------
                                                    ----------      ---------

                                                                    (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                    Consolidated Balance Sheets, Continued

                          December 31, 1997 and 1996

               (Dollars in thousands, except per share amounts)

       LIABILITIES AND STOCKHOLDERS' EQUITY               1997           1996
       ------------------------------------               ----           ----
Current liabilities:
  Current maturities of long-term debt (note 2)         $  17,500         49,750
  Trade accounts payable                                  138,509         92,078
  Claims accruals                                          22,306         33,693
  Accrued payroll                                          16,096         13,988
  Other accrued expenses                                   10,677          9,145
                                                       ----------      ---------
    Total current liabilities                             205,088        198,654
                                                       ----------      ---------

Long-term debt, excluding current maturities (note 2)     322,790        332,571

Claims accruals                                            15,168         12,800

Deferred income taxes (note 4)                            140,909        142,159
                                                       ----------      ---------
    Total liabilities                                     683,955        686,184
                                                       ----------      ---------

Stockholders' equity (notes 2 and 3):
  Preferred stock, par value $100. Authorized
   10,000,000 shares; none outstanding                       -              -
  Common stock, par value $.01 per share. Authorized
   100,000,000 shares; issued 39,009,858 shares               390            390
  Additional paid-in capital                              105,682        105,897
  Retained earnings                                       286,409        282,364
  Foreign currency translation adjustment                  (5,621)        (5,621)
                                                       ----------      ---------
                                                          386,860        383,030
  Less common stock in treasury at cost (3,346,550
   shares in 1997 and 1,814,084 shares in 1996)            48,896         25,775
                                                       ----------      ---------
    Total stockholders' equity                            337,964        357,255

Commitments and contingencies (notes 2, 3, 5 and 8)
                                                       ----------      ---------
                                                       $1,021,919      1,043,439
                                                       ----------      ---------
                                                       ----------      ---------

See accompanying notes to consolidated financial statements.

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations

                 Years ended December 31, 1997, 1996 and 1995

               (Dollars in thousands, except per share amounts)

                                                          1997        1996        1995
                                                          ----        ----        ----
Operating revenues                                     $1,554,292   1,486,748   1,352,225

Operating expenses:
  Salaries, wages and employee benefits (note 5)          534,415     484,702     457,567
  Purchased transportation                                475,768     404,140     343,601
  Fuel and fuel taxes                                     141,770     160,265     143,239
  Depreciation                                            130,661     124,931     130,265
  Operating supplies and expenses                         130,065     119,581     113,980
  Insurance and claims                                     37,904      58,387      50,707
  Operating taxes and licenses                             24,588      27,422      26,422
  General and administrative expenses                      19,225      28,501      32,981
  Communication and utilities                              16,986      18,456      14,822
  Special charges                                            -           -         17,296
                                                       ----------   ---------   ---------
    Total operating expenses                            1,511,382   1,426,385   1,330,880
                                                       ----------   ---------   ---------
    Operating income                                       42,910      60,363      21,345
Interest expense                                           24,578      24,694      24,790
                                                       ----------   ---------   ---------
    Earnings (loss) before income taxes                    18,332      35,669      (3,445)
Income taxes (note 4)                                       6,966      13,554      (1,275)
                                                       ----------   ---------   ---------
    Net earnings (loss)                                $   11,366      22,115      (2,170)
                                                       ----------   ---------   ---------
                                                       ----------   ---------   ---------
    Basic earnings (loss) per share                    $      .31         .58        .(06)
                                                       ----------   ---------   ---------
                                                       ----------   ---------   ---------
    Diluted earnings (loss) per share                  $      .31         .58        .(06)
                                                       ----------   ---------   ---------
                                                       ----------   ---------   ---------

See accompanying notes to consolidated financial statements.

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 1997, 1996 and 1995

               (Dollars in thousands, except per share amounts)

                                                                                 Foreign                         Total
                                                   Additional                    currency                    stockholders'
                                      Common        paid-in       Retained     translation      Treasury        equity
                                       stock        capital       earnings      adjustment        stock     (notes 2 and 3)
                                      ------       ----------     --------     -----------      --------    ---------------
Balances at December 31, 1994          $390         104,723        277,718             -         (4,933)        377,898
Tax benefit of stock options
 exercised                               -              301             -              -             -              301
Sale of treasury stock to
 employees                               -              553             -              -          1,878           2,431
Repurchase of treasury stock             -               -              -              -         (7,057)         (7,057)
Cash dividends paid ($.20 per
 share)                                  -               -          (7,725)            -             -           (7,725)
Foreign currency translation
 adjustment                              -               -              -          (6,739)           -           (6,739)
Net loss                                 -               -          (2,170)            -             -           (2,170)
                                       ----         -------        -------         ------       -------         -------
Balances at December 31, 1995           390         105,577        267,823         (6,739)      (10,112)        356,939
Tax benefit of stock options
 exercised                               -              325             -              -             -              325
Sale of treasury stock to
 employees                               -               (5)            -              -          2,114           2,109
Repurchase of treasury stock             -               -              -              -        (17,777)        (17,777)
Cash dividends paid ($.20 per
 share)                                  -               -          (7,574)            -             -           (7,574)
Foreign currency translation
 adjustment                              -               -              -           1,118            -            1,118
Net earnings                             -               -          22,115             -             -           22,115
                                       ----         -------        -------         ------       -------         -------
Balances at December 31, 1996           390         105,897        282,364         (5,621)      (25,775)        357,255
Tax benefit (expense) of stock
 options exercised                       -              (54)            -              -             -              (54)
Sale of treasury stock to
 employees                               -              146             -              -            182             328
Forfeiture of restricted stock           -             (307)            -              -         (1,269)         (1,576)
Repurchase of treasury stock             -               -              -              -        (22,034)        (22,034)
Cash dividends paid ($.20 per
 share)                                  -               -          (7,321)            -             -           (7,321)
Net earnings                             -               -          11,366             -             -           11,366
                                       ----         -------        -------         ------       -------         -------
Balances at December 31, 1997          $390         105,682        286,409         (5,621)      (48,896)        337,964
                                       ----         -------        -------         ------       -------         -------
                                       ----         -------        -------         ------       -------         -------

See accompanying notes to consolidated financial statements.

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1997, 1996 and 1995

                            (Dollars in thousands)

                                                              1997            1996           1995
                                                            --------        -------        --------
Cash flows from operating activities:
  Net earnings (loss)                                       $ 11,366         22,115         (2,170)
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
    Depreciation                                             130,661        124,931        130,265
    Provision (benefit) for noncurrent deferred
     income taxes                                             (1,250)        19,430            842
    Tax benefit (expense) of stock options exercised             (54)           325            301
    Termination of restricted stock                           (1,576)          (277)            -
    Special charges                                               -              -          17,296
    Amortization of discount, net                                219            296             22
    Changes in operating assets and liabilities:
      Trade accounts receivable                              (15,327)        (8,734)        (6,024)
      Other current assets                                    11,248         (6,319)        (4,637)
      Deferred income taxes                                    8,663           (829)        (2,088)
      Trade accounts payable                                  22,165         (9,291)        11,970
      Claims accruals                                         (9,019)        (5,021)           516
      Accrued payroll and other accrued expenses               3,640          4,035          2,988
                                                            --------        -------        -------
        Net cash provided by operating activities            160,736        140,661        149,281
                                                            --------        -------        -------
Cash flows from investing activities:
  Additions to property and equipment                       (174,141)      (190,377)      (180,534)
  Proceeds from sale of equipment                             84,192         63,260         51,350
  Decrease (increase) in other assets                            405         (3,753)        (7,613)
                                                            --------        -------        -------
        Net cash used in investing activities                (89,544)      (130,870)      (136,797)
                                                            --------        -------        -------
Cash flows from financing activities:
  Net borrowings (repayments) on short-term
   obligations                                               (37,250)        24,440        (37,765)
  Proceeds from long-term debt                                    -              -          49,750
  Repayments of long-term debt                                (5,000)       (11,740)       (10,000)
  Proceeds from sale of treasury stock                           328          2,386          2,431
  Repurchase of treasury stock                               (22,034)       (17,777)        (7,057)
  Dividends paid                                              (7,321)        (7,574)        (7,725)
                                                            --------        -------        -------
        Net cash used in financing activities                (71,277)       (10,265)       (10,366)
                                                            --------        -------        -------
Net increase (decrease) in cash and cash equivalents             (85)          (474)         2,118
Cash and cash equivalents at beginning of year                 3,786          4,260          2,142
                                                            --------        -------        -------
Cash and cash equivalents at end of year                    $  3,701          3,786          4,260
                                                            --------        -------        -------
                                                            --------        -------        -------

Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
    Interest                                                $ 24,634         25,258         25,019
    Income taxes                                              (6,162)        (2,602)         3,431
                                                            --------        -------        -------
                                                            --------        -------        -------

See accompanying notes to consolidated financial statements.

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1997, 1996 and 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) DESCRIPTION OF BUSINESS

    J. B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries ("Company"), is a diversified transportation services and logistics company operating under the jurisdiction of the U.S. Department of Transportation and various state regulatory agencies.

 (b) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 (c) CASH AND CASH EQUIVALENTS

    For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

 (d) TIRES IN SERVICE

    The Company capitalizes tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service.

 (e) PROPERTY AND EQUIPMENT

    Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 5 - 10 years for revenue and service equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment. Gains (losses) on dispositions of revenue and other equipment, which are included in depreciation expense, were approximately $(664,000), $7,949,000, and $7,181,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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


                                                                    (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

 (g) INCOME TAXES

    Income taxes are accounted for under the asset and liability method.
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (h) EARNINGS PER SHARE

    The Company adopted the provisions of Statement of Financial Accounting
      Standards ("SFAS") No. 128, EARNINGS PER SHARE, on a retroactive basis, which requires entities to report both basic earnings per share and diluted earnings per share for all periods presented. A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below:

                                                              For the year ended
                                                   -----------------------------------------
                                                   December 31,   December 31,  December 31,
                                                      1997            1996          1995
                                                      ----            ----          ----
   Basic earnings (loss) per share:
     Numerator (net earnings
       (loss))                                     $11,366,000     22,115,000    (2,170,000)
                                                   -----------     ----------    ----------
                                                   -----------     ----------    ----------

     Denominator (weighted
       average shares outstanding)                  36,404,932     37,913,331    38,520,323
                                                   -----------     ----------    ----------
                                                   -----------     ----------    ----------

     Earnings (loss) per share                        $  .31            .58          (.06)
                                                      ------            ---           ---

   Diluted earnings (loss) per share:
     Numerator (net earnings
       (loss))                                     $11,366,000     22,115,000    (2,170,000)
                                                   -----------     ----------    ----------
                                                   -----------     ----------    ----------

   Denominator:
     Weighted average shares
       outstanding                                  36,404,932     37,913,331    38,520,323
     Effect of common stock
       options                                          43,510         61,482         -
                                                   -----------     ----------    ----------
                                                    36,448,442     37,974,813    38,520,323
                                                   -----------     ----------    ----------
                                                   -----------     ----------    ----------

     Earnings (loss) per share                        $  .31            .58          (.06)
                                                      ------            ---           ---


                                                                    (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

    Options to purchase shares of common stock that were outstanding during 1997 and 1996 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are shown in the table below. None of the options outstanding during 1995 were included in the computation of diluted earnings per share because they would have been anti-dilutive.

                                                  1997              1996
                                                  ----              ----
      Number of shares under option             4,420,000          613,800
      Range of exercise prices               $15.63 - $24.63   $17.81 - $24.63

 (i) CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and the diverse range of industries which they represent. As of December 31, 1997 and 1996, the Company had no significant concentrations of credit risk.

 (j) DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses interest rate swaps to hedge the effects of fluctuations in interest rates. The differential paid or received on interest rate swap agreements is accrued as interest rates change and is charged or credited to interest expense over the life of the agreements. Any gains or losses realized upon the termination of an interest rate swap agreement are deferred and amortized over the remaining life of the original term as a charge or credit to interest expense.

 (k) FOREIGN CURRENCY TRANSLATION

    Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year.

    Prior to January 1, 1997, foreign currency translation adjustments, which reflect foreign currency exchange rate changes applicable to the net assets of the Mexican operations, were recorded as a separate charge against stockholders' equity. As of January 1, 1997, Mexico is considered a highly inflationary economy as defined by SFAS No. 52, FOREIGN CURRENCY TRANSLATION. Accordingly, the more stable currency of the reporting parent (the Company) has been used, and the effect of exchange rates resulting in translation adjustments have been recorded as a component of net earnings for the year ended December 31, 1997.

                                                                    (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

 (l)  MANAGEMENT INCENTIVE PLAN

    Prior to January 1, 1996, the Company accounted for its management incentive plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

 (m) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company continually evaluates the carrying value of its assets for events or changes in circumstances which indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    During 1995, the Company recorded special charges of approximately
      $17,296,000 to reduce the carrying value of idle and under-performing assets, primarily property and equipment and inventories associated with the auto hauling operations. The effect of these charges reduced net earnings for 1995 by approximately $10,896,000 ($.29 per share).

 (n) YEAR 2000

    In 1996, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1998. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be $820,000 and is being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of December 31, 1997, approximately $325,000 had been expensed.

                                                                    (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

 (o) USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (p) RECLASSIFICATIONS

    To conform to the 1997 presentation, certain accounts for 1996 and 1995 have been reclassified. The reclassifications had no effect on net earnings (loss) for either period.

(2) LONG-TERM DEBT

  Long-term debt consists of (in thousands):

                                                            December 31,
                                                      -----------------------
                                                        1997            1996
                                                        ----            ----
     Commercial paper                                 $132,500        169,750
     Senior notes payable, interest at 6.25%
       payable semiannually                             98,260         98,260
     Senior notes payable, interest at 7.84%
       payable semiannually                             10,000         15,000
     Senior subordinated notes, interest at
       7.80% payable semiannually                       50,000         50,000
     Senior notes payable, interest at 6.25%
       payable semiannually                             25,000         25,000
     Senior notes payable, interest at 6.00%
       payable semiannually                             25,000         25,000
                                                      --------        -------
                                                       340,760        383,010
     Less current maturities                           (17,500)       (49,750)
     Unamortized discount                                 (470)          (689)
                                                      --------        -------
                                                      $322,790        332,571
                                                      --------        -------
                                                      --------        -------

  Under its commercial paper note program, the Company is authorized to issue up to $240 million in notes. These notes are supported by two credit agreements, which aggregate $240 million, with a group of banks, of which $120 million expires March 19, 1998 and $120 million expires March 20, 2002. The effective rate on the commercial note program was 5.69% and 6.18% for the years ended December 31, 1997 and 1996, respectively.

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

  Under the terms of the credit agreements and the note agreements, the Company is required to maintain certain financial covenants including leverage tests, minimum tangible net worth levels and other financial ratios. The Company was in compliance with all of the financial covenants at December 31, 1997.

  The Company has approximately $121 million of uncommitted lines of credit, none of which were outstanding at December 31, 1997. These lines are with various domestic and international banks and are due on demand. Interest on borrowings is generally tied to the banks' prevailing base rates or other alternative market rates. No commitment or facility fees are paid on these lines of credit and the obligations are typically evidenced by unsecured demand notes.

  Current maturities of long-term debt at December 31, 1997 consist of outstanding commercial paper associated with the revolving credit agreement which expires March 19, 1998 and one installment of the senior notes. The aggregate annual maturities of long-term debt for each of the five years ending December 31 are as follows (in thousands): 1998, $17,500; 1999, $5,000; 2000, $60,000; 2001, $10,000; and 2002, $130,000.

(3) CAPITAL STOCK

  The Company maintains a Management Incentive Plan ("Plan") that provides various vehicles to compensate key employees with Company common stock. Under the Plan, the Company is authorized to award, in aggregate, not more than 5,000,000 shares. At December 31, 1997 there were approximately 11,000 shares available for grant under the Plan. The Company has utilized three such vehicles to award stock or grant options to purchase the Company's common stock: restricted stock awards, restricted options and nonstatutory stock options.

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

  Prior to 1994, key employees were granted restricted options to purchase stock. Vesting of the award generally occurred over a four year period beginning on the grant date. Failure to exercise a vested option within 210 days after vesting or termination of the employee for any reason other than death or disability resulted in forfeiture.

                                                                    (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  The Plan provides that nonstatutory stock options may be granted to key employees for the purchase of Company common stock for 100% of the fair market value of the common stock at the grant date. The options generally vest over a ten year period and are forfeited if the employee terminates for any reason.

  Compensation expense (benefit) under the Plan is charged to earnings over the vesting period and amounted to approximately $(78,000), $628,000, and $1,100,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  A summary of the restricted and nonstatutory options to purchase Company common stock follows:

                                                          Weighted average   Number
                                                 Number    exercise price   of shares
                                               of shares      per share    exercisable
                                               ---------      ---------    -----------
    Outstanding at December 31, 1994           1,334,461       $16.08        399,536
      Granted                                  1,626,000        17.51
      Exercised                                 (116,980)        9.25
      Terminated                                (117,750)       17.45
                                               ---------
    Outstanding at December 31, 1995           2,725,731        17.16        415,606
       Granted                                   493,000        17.34
       Exercised                                (192,956)       13.39
       Terminated                               (284,850)       17.32
                                               ---------
    Outstanding at December 31, 1996           2,740,925        17.45        294,950
       Granted                                   800,000        14.73
       Exercised                                 (57,650)       16.81
       Terminated                               (443,350)       17.81
                                               ---------
    Outstanding at December 31, 1997           3,039,925        16.70        274,225
                                               ---------        -----        -------
                                               ---------        -----        -------

  During 1995, the Board of Directors established a nonqualified stock option plan to provide performance based compensation to the Chairman of the Board. The plan allows the Chairman the option to purchase up to 2.5 million shares of the Company's common stock at a price of $17.63 per share. These options vest after five years, except for special circumstances in which the options vest earlier. The options must be exercised within one year of vesting and all unexercised options will terminate.

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

                                                         1997      1996     1995
                                                         ----      ----     ----
    Net earnings (loss)                   As reported   $11,366   22,115   (2,170)
                                            Pro forma     7,800   19,180   (2,820)

    Basic earnings (loss) per share       As reported       .31      .58     (.06)
                                            Pro forma       .21      .51     (.07)

    Diluted earnings (loss) per share     As reported       .31      .58     (.06)
                                            Pro forma       .21      .51     (.07)

  Pro forma net earnings (loss) reflects only options granted since December
    31, 1994. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting periods of 5 to 10 years and compensation cost for options granted prior to January 1, 1995 is not considered.

  The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $6.86, $7.88 and $6.35, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 1.1%, volatility of 34.1%, risk-free interest rate of 5.8%, and an expected life of 7.7 years; 1996 - expected dividend yield 1.4%, volatility of 34.8%, risk-free interest rate of 6.2%, and an expected life of 5.6 years; 1995 - expected dividend yield 1.4%, volatility of 34.8%, risk-free interest rate of 5.6%, and an expected life of 5.6 years.

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                    Options outstanding             Options exercisable
                          ---------------------------------------  ----------------------
                                          Weighted      Weighted                Weighted
                                           average       average                 average
         Range                            remaining     exercise                exercise
      of exercise           Options      contractual      price      Options      price
         prices           outstanding  life (in years)  per share  exercisable  per share
         ------           -----------  ---------------  ---------  -----------  ---------
     $11.58 - 14.00          348,450         4.9          $13.34     111,225      $12.73
      14.01 - 18.75        4,815,725         5.9           17.10      77,300       16.23
      18.76 - 23.00          358,250         7.1           20.72      76,950       21.44
      23.01 - 24.63           17,500         5.5           23.82       8,750       23.82
     --------------        ---------         ---          ------     -------      ------
     $11.58 - 24.63        5,539,925         5.9          $17.12     274,225      $16.52
     --------------        ---------         ---          ------     -------      ------
     --------------        ---------         ---          ------     -------      ------

                                                                    (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


  On January 21, 1998, the Company's Board of Directors declared a cash dividend of $.05 per share payable on February 17, 1998 to shareholders of record on February 3, 1998.

(4) INCOME TAXES

  Total income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 was allocated as follows (in thousands):

                                                1997        1996        1995
                                                ----        ----        ----
Earnings (loss) before income taxes            $6,966      13,554      (1,275)
Stockholders' equity, for tax benefit
  (expense) of stock options exercised             54        (325)       (301)
                                               ------      ------      ------
                                               $7,020      13,229      (1,576)
                                               ------      ------      ------
                                               ------      ------      ------

  Income tax expense (benefit) attributable to earnings (loss) before income taxes consists of (in thousands):

                                                1997        1996         1995
                                                ----        ----         ----
Current expense (benefit):
  Federal                                      $ (715)     (5,830)      (1,193)
  State and local                                 268         783        1,164
                                               ------      ------      -------
                                                 (447)     (5,047)         (29)
                                               ------      ------      -------

Deferred expense (benefit):
  Federal                                       7,096      20,366         (591)
  State and local                                 317      (1,765)        (655)
                                               ------      ------      -------
                                                7,413      18,601       (1,246)
                                               ------      ------      -------
      Total tax expense (benefit)             $ 6,966      13,554       (1,275)
                                               ------      ------      -------
                                               ------      ------      -------


  The following is a reconciliation between the effective income tax rate and the applicable statutory Federal income tax rate for each of the three fiscal years in the period ended December 31, 1997:

                                                1997        1996        1995
                                                ----        ----        ----
Income tax - statutory rate                    35.00%      35.00       (35.00)
State tax, net of Federal benefit               2.07       (1.79)        9.60
Tax credits                                      -         (0.87)       (9.65)
Other, net                                      0.93        3.92        (1.95)
                                               -----       -----       ------
Effective income tax rate                      38.00%      38.00       (37.00)
                                               -----       -----       ------
                                               -----       -----       ------

                                                                    (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below (in thousands):

                                                      1997            1996
                                                      ----            ----
Deferred tax assets:
  Claims accruals, principally due to accrual
    for financial reporting purposes                $(12,449)       (16,288)
  Tax credit carryforwards                            (7,321)        (9,193)
  Accounts receivable, principally due to
    allowance for doubtful accounts                   (1,770)        (5,410)
  Other                                               (3,518)        (4,489)
                                                    --------        -------
      Total gross deferred tax assets                (25,058)       (35,380)
                                                    --------        -------

Deferred tax liabilities:
  Plant and equipment, principally due to
    differences in depreciation and
    capitalized interest                             149,093        153,303
  Prepaid permits and insurance, principally
    due to write-offs for income tax purposes          4,846          6,709
  Other                                                9,691          6,527
                                                    --------        -------
      Total gross deferred tax liabilities           163,630        166,539
                                                    --------        -------
      Net deferred tax liability                    $138,572        131,159
                                                    --------        -------
                                                    --------        -------

  The Company believes its history of profitability and taxable income and its utilization of tax planning sufficiently supports the carrying amount of the deferred tax assets. Accordingly, the Company has not recorded a valuation allowance as all deferred tax benefits are more likely than not to be realized.

  At December 31, 1997, the Company had general business tax credit carryforwards of approximately $2,621,000 expiring from the year 2007 to 2009, and alternative minimum tax credit carryforwards with no expiration of approximately $4,700,000.

(5) EMPLOYEE BENEFIT PLANS

  The Company maintains a defined contribution employee retirement plan, which includes a 401(k) option, under which employees are eligible to participate after they complete one year of service. Beginning January 1, 1998, employees will be eligible to participate immediately upon employment. The Company matches a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 1997, 1996 and 1995, total Company contributions to the plan, including matching 401(k) contributions, were $4,951,000, $3,450,000, and $3,394,000, respectively.

                                                                    (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

  CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, AND TRADE ACCOUNTS PAYABLE

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

  The estimated fair values of the Company's financial instruments are summarized as follows (in thousands):

                                              At December 31, 1997      At December 31, 1996
                                            -----------------------    ----------------------
                                            Carrying      Estimated    Carrying     Estimated
                                             amount      fair value     amount     fair value
                                            --------     ----------    --------    ----------
      Cash and cash equivalents             $  3,701          3,701       3,786        3,786
      Accounts receivable                    169,198        169,198     153,871      153,871
      Trade accounts payable                 138,509        138,509      92,078       92,078
      Other assets                            25,160          (a)        25,565        (a)
      Long-term debt:
        Commercial paper                     132,500        132,500     169,750      169,750
        Fixed rate obligations               207,790        204,889     212,571      208,966
      Interest rate swap agreements             -              (198)       -            -
                                            --------        -------     -------      -------
                                            --------        -------     -------      -------


(a) The fair value for these assets either approximated carrying value because of the nature of these instruments, or was impracticable to determine.

                                                                    (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(7) RELATED PARTY TRANSACTIONS

  The Company advances premiums on life insurance policies on the lives of the Company's principal stockholder and his wife. All premiums paid by the Company, along with accrued interest thereon, are reimbursable from a trust which is the owner and beneficiary of the policy. The Company has a guarantee from the stockholder for the amount of premiums paid by the Company together with interest at the rate of 5% per annum. The amounts reimbursable to the Company amount to approximately $5,408,000 and $4,630,000 at December 31, 1997 and 1996, respectively. These amounts are included in other assets in the accompanying consolidated balance sheets.

(8) COMMITMENTS AND CONTINGENCIES

  The Company has committed to purchase approximately $115 million of revenue and service equipment (net cost, after expected proceeds from sale or trade-in allowances of approximately $24 million).

  The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition or results of operations of the Company.

(9) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Included in the fourth quarter 1997 results is a pre-tax charge of $4.3 million to adjust workers compensation reserves. The additional workers compensation expense was accrued as a result of an in-depth case by case analysis.

  Operating results by quarter for the years ended December 31, 1997 and 1996 are as follows (in thousands, except per share data):

                                                               Quarter
                                    ---------------------------------------------------------------
                                    First        Second          Third         Fourth         Total
                                    -----        ------          -----         ------         -----
1997:
  Operating revenues              $365,401       385,198        388,460        415,233      1,554,292
                                  --------       -------        -------        -------      ---------
                                  --------       -------        -------        -------      ---------

  Operating income                $  7,320         9,254          9,038         17,298         42,910
                                  --------       -------        -------        -------      ---------
                                  --------       -------        -------        -------      ---------

  Net earnings                    $    568         1,865          1,922          7,011         11,366
                                  --------       -------        -------        -------      ---------
                                  --------       -------        -------        -------      ---------

  Basic earnings per share          $.02           .05            .05            .19            .31
                                    ----           ---            ---            ---            ---
                                    ----           ---            ---            ---            ---

  Diluted earnings per share        $.02           .05            .05            .19            .31
                                    ----           ---            ---            ---            ---
                                    ----           ---            ---            ---            ---

                                                                    (Continued)

                      J. B. HUNT TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


                                                               Quarter
                                    ---------------------------------------------------------------
                                    First        Second          Third         Fourth         Total
                                    -----        ------          -----         ------         -----
1996:
Operating revenues                $354,014       372,573        378,739        381,422      1,486,748
                                  --------       -------        -------        -------      ---------
                                  --------       -------        -------        -------      ---------

Operating income                  $ 10,432        17,436         17,433         15,062         60,363
                                  --------       -------        -------        -------      ---------
                                  --------       -------        -------        -------      ---------

Net earnings                      $  2,803         6,866          7,082          5,364         22,115
                                  --------       -------        -------        -------      ---------
                                  --------       -------        -------        -------      ---------

Basic earnings per share            $.07           .18            .19            .14            .58
                                    ----           ---            ---            ---            ---
                                    ----           ---            ---            ---            ---

Diluted earnings per share          $.07           .18            .19            .14            .58
                                    ----           ---            ---            ---            ---
                                    ----           ---            ---            ---            ---

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1997 involving a change of accountants or disagreements on accounting and financial disclosure.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

     The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement For Annual Stockholder's Meeting of April 16, 1998 set forth under section entitled "Proposal One Election of Directors".

EXECUTIVE OFFICERS

     Information with respect to executive officers of the Company is set forth in Item 4 of this Report under the caption "Executive Officers of the Company".

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required for Items 11 and 12 is hereby incorporated by reference from the Notice and Proxy Statement For Annual Stockholders' Meeting of April 16, 1998 set forth under sections entitled "Stock Ownership," "Executive Compensation and Other Information," "1998
Performance Based Compensation," and "Compensation Committee Interlocks and Insider Participation."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required for Item 13 is hereby incorporated by reference from Note (7) Related Party Transactions of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement For Annual Stockholders' Meeting of April 16, 1998 set forth under the section entitled "Compensation Committee Interlocks and Insider Participation."

PART IV

ITEM 14.  EXHIBITS

     The following documents are filed as part of this report:

     (a)  Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report ("Exhibit Index").

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lowell, Arkansas, on 6th day of March, 1998.

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

/s/ John A. Cooper, Jr.        Member of the Board              March 6, 1998
---------------------------    of Directors
    John A. Cooper, Jr.

/s/ Fred K. Darragh, Jr.       Member of the Board              March 6, 1998
---------------------------    of Directors
    Fred K. Darragh, Jr.

/s/ Wayne Garrison             Member of the Board              March 6, 1998
---------------------------    of Directors (Chairman)
    Wayne Garrison

/s/ Gene George                Member of the Board              March 6, 1998
---------------------------    of Directors
    Gene George

/s/ Thomas L. Hardeman         Member of the Board              March 6, 1998
---------------------------    of Directors
    Thomas L. Hardeman

/s/ J. Bryan Hunt, Jr.         Member of the Board              March 6, 1998
---------------------------    of Directors (Vice Chairman)
    J. Bryan Hunt, Jr.

/s/ J.B. Hunt                  Member of the Board              March 6, 1998
---------------------------    of Directors (Senior Chairman)
    J.B. Hunt

/s/ Johnelle Hunt              Member of the Board              March 6, 1998
---------------------------    of Directors (Corporate
    Johnelle Hunt              Secretary)

/s/ Lloyd E. Peterson          Member of the Board              March 6, 1998
---------------------------    of Directors
    Lloyd E. Peterson

/s/ Kirk Thompson              Member of the Board              March 6, 1998
---------------------------    of Directors (President and
    Kirk Thompson              Chief Executive Officer)

EXHIBIT INDEX

Exhibit
Number            Description
-------------------------------------------------------------------------
  3A The Company's Amended and Restated Articles of Incorporation dated May 19, 1988 (incorporated by reference from Exhibit 4A of the Company's S-8 Registration Statement filed April 16, 1991; Registration Statement Number 33-40028).

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

  23    Consent of KPMG Peat Marwick LLP

  27    A Financial Data Schedule for the year ended December 31, 1997.