Form 10-Q
period 1998-03-31
HUNT J B TRANSPORT SERVICES INC
filed 1998-05-13
CIK 728535

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


(MARK ONE)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1998
                                      OR

-----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

                           YES    X        NO
                                -----         ------

     THE NUMBER OF SHARES OF THE COMPANY'S $.01 PAR VALUE COMMON STOCK OUTSTANDING ON MARCH 31, 1998 WAS 35,495,460.

                                    PART 1

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

     The interim consolidated financial statements have been reviewed by KPMG Peat Marwick LLP, independent public accountants.

     These interim consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1997.

                                     INDEX
                                     -----

Consolidated Statements of Earnings for the Three
  Months Ended March 31, 1998 and 1997..............................   Page 3

Consolidated Balance Sheets as of
  March 31, 1998 and December 31, 1997..............................   Page 4

Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 1998 and 1997........................   Page 5

Notes to Consolidated Financial Statements
  as of March 31, 1998..............................................   Page 6

Review Report of KPMG Peat Marwick LLP..............................   Page 8

ITEM 2.

Management's Discussion and Analysis of Results of Operations
  and Financial Condition...........................................   Page 9

ITEM 3.

Quantitive and Qualitative Disclosures About Market Risk...... Non Applicable

                      J.B. HUNT TRANSPORT SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share data)
                                 (unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31
----------------------------------------------------------------------------
                                                       1998          1997
----------------------------------------------------------------------------
Operating revenues                                 $  413,466     $  365,401

Operating expenses
  Salaries, wages and employee benefits               145,988        121,444
  Purchased transportation                            137,307        116,780
  Fuel and fuel taxes                                  33,416         38,057
  Depreciation                                         32,430         33,250
  Operating supplies and expenses                      21,347         22,146
  Insurance and claims                                  7,972         10,193
  Operating taxes and licenses                          5,376          6,078
  General and administrative expenses                   3,700          5,962
  Communication and utilities                           4,272          4,171
----------------------------------------------------------------------------
      Total operating expenses                        391,808        358,081
----------------------------------------------------------------------------
      Operating income                                 21,658          7,320
Interest expense                                        6,606          6,404
----------------------------------------------------------------------------
      Earnings before income taxes                     15,052            916
Income taxes                                            5,569            348
----------------------------------------------------------------------------
      Net earnings                                 $    9,483     $      568
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Average common shares outstanding                      35,613         36,750
----------------------------------------------------------------------------
----------------------------------------------------------------------------
      Basic earnings per share                     $     0.27     $     0.02
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Average diluted shares outstanding                     36,648         36,762
----------------------------------------------------------------------------
----------------------------------------------------------------------------
      Diluted earnings per share                   $     0.26     $     0.02
----------------------------------------------------------------------------
----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

-------------------------------------------------------------------------------
                                             MARCH 31, 1998   DECEMBER 31, 1997
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                   $      9,363       $      3,701
  Accounts receivable                              176,038            169,198
  Prepaid expenses                                  20,475             24,716
  Deferred income taxes                              2,337              2,337
-------------------------------------------------------------------------------
      Total current assets                         208,213            199,952
-------------------------------------------------------------------------------
Property and equipment                           1,262,761          1,217,478
  Less accumulated depreciation                    420,557            420,671
-------------------------------------------------------------------------------
      Net property and equipment                   842,204            796,807
-------------------------------------------------------------------------------
Other assets                                        21,953             25,160
-------------------------------------------------------------------------------
                                              $  1,072,370       $  1,021,919
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt        $     88,650       $     17,500
  Trade accounts payable                           119,130            138,509
  Claims accruals                                   12,536             22,306
  Accrued payroll                                   26,067             16,096
  Other accrued expenses                             9,283             10,677
-------------------------------------------------------------------------------
      Total current liabilities                    255,666            205,088
-------------------------------------------------------------------------------
Long-term debt                                     317,315            322,790
Claims accruals                                     15,168             15,168
Deferred income taxes                              143,005            140,909
Stockholders' equity                               341,216            337,964
-------------------------------------------------------------------------------
                                              $  1,072,370       $  1,021,919
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

                       J.B. HUNT TRANSPORT SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

-----------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED
                                                                                MARCH 31
-----------------------------------------------------------------------------------------------
                                                                          1998            1997
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings                                                           $  9,483       $    568
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation                                                           32,430         33,250
   Deferred income taxes                                                   2,096            199
   Termination of restricted stock                                           (15)             0
   Tax benefit (expense) of stock options exercised                           60            (27)
   Changes in assets and liabilities:
     Accounts receivable                                                  (6,840)       (11,061)
     Prepaid expenses                                                      4,241         11,637
     Trade accounts payable                                              (19,379)       (13,410)
     Claims accruals                                                      (9,770)        (2,592)
     Accrued payroll and other accrued expenses                            8,577         (3,539)
-----------------------------------------------------------------------------------------------
    Net cash provided by operating activities                             20,883         15,025
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Additions to property and equipment                                     (93,307)       (32,687)
 Proceeds from sale of equipment                                          15,480         26,390
 Decrease in other assets                                                  3,207          3,809
-----------------------------------------------------------------------------------------------
    Net cash used in investing activities                                (74,620)        (2,488)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of long-term debt                                              (5,000)        (5,000)
 Net borrowings under commercial paper program                            70,675         13,096
 Proceeds from sale of treasury stock                                        629             34
 Repurchase of treasury stock                                             (5,139)       (10,479)
 Dividends paid                                                           (1,766)        (1,860)
-----------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                   59,399         (4,209)
-----------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                  5,662          8,328
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                           3,701          3,786
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $  9,363       $ 12,114
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                              $  6,597       $  6,551
  Income Taxes                                                             1,474            196
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      J.B. HUNT TRANSPORT SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  LONG-TERM DEBT

   Long-term debt consists of (in thousands):

                                                          3/31/98       12/31/97
                                                         --------       --------
Commercial paper                                         $203,650       $132,500
Senior notes payable, interest at 6.25%
     payable semiannually, due 9/1/03                      98,260         98,260
Senior notes payable, interest at 7.84%
     payable semiannually                                   5,000         10,000
Senior subordinated notes, interest at 7.80%
     payable semiannually                                  50,000         50,000
Senior notes payable, interest at 6.25%
     payable semiannually, due 11/17/00                    25,000         25,000
Senior notes payable, interest at 6.00%
     payable semiannually, due 12/12/00                    25,000         25,000
                                                         --------       --------
                                                          406,910        340,760
Less current maturities                                   (88,650)       (17,500)
Unamortized discount                                         (945)          (470)
                                                         --------       --------
                                                         $317,315       $322,790
                                                         --------       --------
                                                         --------       --------

     The Company is authorized to issue up to $240 million in notes under its commercial paper note program. These notes are supported by two credit agreements with a group of banks. One agreement for $120 million expires March 12, 1999 and $120 million expires March 20, 2002.

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

(2)   CAPITAL STOCK

     The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                     Weighted average   Number of
                                         Number of    exercise price     shares
                                          shares        per share      exercisable
                                          ------        ---------      -----------
 Outstanding at December 31, 1997        3,039,925        $16.70         274,225
                                                                         -------
                                                                         -------

      Granted                               10,000         17.50
      Exercised                            (25,950)        16.47
      Terminated                           (87,500)        17.62
                                         ---------        ------

 Outstanding at March 31, 1998           2,936,475        $16.65         294,025
                                         ---------        ------         -------
                                         ---------        ------         -------

     On April 16, 1998, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on May 19, 1998 to stockholders of record on May 1, 1998.

(3)   NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share (SFAS 128), as of December 31, 1997. Accordingly, earnings per share amounts for the first quarter of 1998 and 1997 have been computed based on the following:

                                                        Three Months Ended March 31
                                                              (in thousands,
                                                           except per share data)
                                                        ---------------------------
                                                            1998           1997
                                                          -------        -------
Numerator (net earnings)                                  $ 9,483        $   568

Denominator - Basic earnings per share
 Weighted average shares outstanding                       35,613         36,750
                                                          -------        -------
                                                          -------        -------
  Basic earnings per share                                $   .27        $   .02
                                                          -------        -------
                                                          -------        -------

Denominator - Diluted earnings per share
 Weighted average share outstanding                        35,613         36,750
 Effect of common stock options                             1,035             12
                                                          -------        -------
 Weighted average shares assuming dilution                 36,648         36,762
                                                          -------        -------
  Diluted earnings per share                              $   .26        $   .02
                                                          -------        -------
                                                          -------        -------

     Options to purchase shares of common stock during the first quarter of 1998 and 1997, but were not included in the computation of diluted earnings per share because the options price was greater than the average market price of the common shares, are shown below.

                                                    1998             1997
                                                    ----             ----
     Number of shares under option                  3,100          4,979,000
     Range of exercise price                       $24.63       $14.33 - $24.63


     The Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (SFAS 130), as of January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section of the consolidated balance sheet. The accumulated balance of other comprehensive income of each of March 31, 1998 and December 31, 1997 was $5.6 million. The adoption of this Statement had no material impact on net earnings or stockholders' equity. Comprehensive income was equal to net earnings during the first quarter of 1998 and 1997.

(4)   RECLASSIFICATIONS

     Certain amounts for 1997 have been reclassified to conform to the 1998 classifications.

                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                    --------------------------------------

The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                              /s/ KPMG Peat Marwick LLP
                                              -------------------------

Little Rock, Arkansas
April 14, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

   The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1997.

                             RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 1998 TO FIRST QUARTER 1997

   The following table sets forth items in the Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                           Three Months Ended March 31

                                                                            Percentage
                                                  Percentage of               Change
                                                Operating Revenues       Between Quarters
                                               ---------------------     ----------------
                                                1998           1997        1998 vs. 1997
                                               ------         ------       -------------
Operating revenues                             100.0%         100.0%            13.2%
Operating expenses
Salaries, wages and employee benefits           35.3%          33.2%             20.2%
 Purchased transportation                       33.2%          32.0%             17.6%
 Fuel and fuel taxes                             8.1%          10.4%            (12.2%)
 Depreciation                                    7.9%           9.1%             (2.5%)
 Operating supplies and expenses                 5.2%           6.1%             (3.6%)
 Insurance and claims                            1.9%           2.8%            (21.8%)
 Operating taxes and licenses                    1.3%           1.7%            (11.5%)
 General and administrative expenses              .9%           1.6%            (37.9%)
 Communication and utilities                     1.0%           1.1%              2.4%
                                               ---------------------       -------------
  Total operating expenses                      94.8%          98.0%              9.4%
                                               ---------------------       -------------
  Operating income                               5.2%           2.0%            195.9%
Interest expense                                 1.6%           1.7%              3.2%
                                               ---------------------       -------------
 Earnings before income taxes                    3.6%            .3%          1,543.2%
Income taxes                                     1.3%            .1%          1,500.3%
                                               ---------------------       -------------
 Net earnings                                    2.3%            .2%          1,569.5%
                                               ---------------------       -------------
                                               ---------------------       -------------

   Operating revenues for the first quarter of 1998 increased 13%, to $413.5 million from $365.4 million in the first quarter of 1997. This increase in revenue was primarily a result of an 18% increase in the van tractor fleet, offset by a 5% impact of flatbed business, which was included in the 1997 revenue. The flatbed business was sold in July of 1997. Dry-van truck revenue per mile (rates), excluding fuel surcharges, increased approximately 3% during the current quarter, while intermodal revenue per mile decreased about 3%. Intermodal revenue, which is included in the core dry-van business increased 7%.

   Total operating expenses for the first quarter of 1998 increased 9% over the comparable period of 1997. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 94.8% for the first quarter of 1998 compared with 98.0% in 1997. A number of significant changes in operating expenses during the current quarter were related to an approximate 33% pay increase for certain over-the-road drivers which was effective on February 28, 1997. This pay increase was the primary reason for the increase in salaries, wages and employee benefits. The increase in purchased transportation expense was consistent with trends in recent periods and reflects payments to railroads and third-party providers of truck line-haul transportation services. The purchase of transportation services from unrelated motor carriers is a fundamental aspect of the growing logistics business. Fuel and fuel tax expense declined, primarily due to a 15% decrease in fuel cost per gallon during the first quarter of 1998. This decrease of fuel expense was partly offset by lower fuel surcharge revenue. The decline of depreciation expense was partly due to gains recognized during the current quarter on the disposition of revenue equipment. Gains on asset dispositions reduce depreciation expense and totaled $.7 million during the first quarter of 1998 compared with $.2 million in 1997.

   The nearly 22% decrease in insurance and claims expense was a result of fewer vehicle collisions during the first quarter of 1998. The new driver compensation package has been successful in attracting and retaining experienced, professional drivers. As anticipated, the higher average years of driving experience has resulted in lower levels of vehicle damage and collisions. The decrease of operating taxes and license expense was partly a result of a favorable tax case ruling which was received during the current quarter. The lower level of general and administrative expenses was due primarily to reduced driver advertising expense, and earnings recognized from the Company's operations in Mexico, which are recorded as an offset to general and administrative expenses. The Company's effective income tax rate was 37% for the first quarter of 1998 and 38% for the comparable period of 1997.

   As a result of the above, net earnings for the first quarter of 1998 increased to $9.5 million, or basic earnings per share of 27 cents, compared with $.6 million, or 2 cents per share in 1997. Diluted earnings per share were 26 cents in 1998 and 2 cents in 1997. The decrease in the number of shares outstanding was primarily due to the Company's acquisition of treasury shares.

LIQUIDITY AND CAPITAL RESOURCES

   This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Consolidated Statements of Cash Flows and the Consolidated Balance Sheets.

   Net cash provided by operating activities was $20.9 million for the first quarter of 1998, compared with $15.0 million in 1997. Net cash was generated during the current quarter primarily from net earnings and depreciation and used primarily for trade accounts payable, claims payments and an increase in accounts receivable. Net cash used in investing activities was $74.6 million in 1998 and $2.5 million in 1997. The primary use of cash in investing activities was to purchase revenue equipment. These purchases of revenue equipment were funded by cash provided by operating activities and a $65.7 million increase in debt. The Company also used cash to purchase $5.1 million of treasury stock during the first quarter of 1998.

SELECTED BALANCE SHEET DATA

                                                      As of
                                 ---------------------------------------------------
                                 March 31, 1998   December 31, 1997   March 31, 1997
                                 --------------   -----------------   --------------
  Working  capital ratio               .81               .97               1.08
  Current maturities of long-
      term debt (millions)           $88.7             $17.5              $68.0
  Total debt (millions)              $ 406             $ 340              $ 390
  Total debt to equity                1.19              1.01               1.13
  Total debt as a percentage
       of total capital                .54               .50                .53

   The Company's debt levels were reduced during the fourth quarter of 1997, primarily due to reduced capital expenditures for revenue equipment. Debt levels increased during the first quarter of 1998 primarily due to increased spending for fleet expansion and to reduce the average age of the tractor fleet. The Company generates significant cash from operating activities and has borrowing capacity to meet its committed and contemplated cash requirements.

YEAR 2000

   The Company developed a plan during 1996 to deal with the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's plan provides for the conversion efforts to be completed by the end of 1998. The total cost of the project is estimated to be $820,000 and is being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of J.B. Hunt Transport Services, Inc. was held on April 16, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the meeting, stockholders voted on the following resolutions with the vote tabulations so indicated:

                                                                       Votes
                                                      ----------------------------------------
                                                         For           Against       Abstained
                                                      ----------------------------------------
      1. To elect nine directors of the
         Company; three for a one-year
         term; three for a two-year term;
         and three for a three-year term.             31,294,904              0      1,460,870

      2. To approve the Amended
         Management Incentive Plan                    26,751,917      5,978,370         25,487

      3. To ratify the appointment of
         KPMG Peat Marwick LLP as
         the Company's independent public
         accountants for the next fiscal year.        32,741,432          3,980         10,362

      4. To transact such other business
         as may properly come before the
         meeting or any adjournments
         thereof.                                     28,273,412      3,570,700       911,662

      There was no solicitation in opposition to management's nominees for Directors as listed in the proxy statement and each nominee was elected by greater than ninety-two percent of the shares entitled to vote. No additional business or other matters came before the meeting or any adjournment thereof.

ITEM 5.   OTHER INFORMATION

      None applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

         27.1  Financial Data Schedule

         27.2  1997 Restated Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        J.B. HUNT TRANSPORT SERVICES, INC.



DATE:    May 12, 1998                   BY: /s/ Kirk Thompson
      -----------------                     --------------------------------
                                            Kirk Thompson
                                            President and
                                            Chief Executive Officer




DATE:    May 12, 1998                   BY: /s/ Jerry W. Walton
      -----------------                     --------------------------------
                                            Jerry W. Walton
                                            Executive Vice President, Finance
                                            and Chief Financial Officer