Form 10-Q
period 1998-06-30
HUNT J B TRANSPORT SERVICES INC
filed 1998-08-07
CIK 728535

                                     FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549


(MARK ONE)

    X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----------                  THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1998

                                         OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----------                  THE SECURITIES EXCHANGE ACT OF 1934

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

     THE NUMBER OF SHARES OF THE COMPANY'S $.01 PAR VALUE COMMON STOCK OUTSTANDING ON JUNE 30, 1998 WAS 35,574,104.

                                      PART 1

                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
     The interim condensed consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

     The interim condensed consolidated financial statements have been reviewed by KPMG Peat Marwick LLP, independent public accountants.

     These interim condensed consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1997.

                                     INDEX

Condensed Consolidated Statements of Earnings for the Three and
     Six Months Ended June 30, 1998 and 1997.........................   Page 3
Condensed Consolidated Balance Sheets as of
     June 30, 1998 and December 31,1997..............................   Page 4
Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1998 and 1997.........................   Page 5
Notes to Condensed Consolidated Financial Statements
     as of June 30, 1998.............................................   Page 6
Review Report of KPMG Peat Marwick LLP...............................   Page 8

ITEM 2.
Management's Discussion and Analysis of Results of
     Operations and Financial Condition..............................   Page 9

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk......Not Applicable

                          J.B. HUNT TRANSPORT SERVICES, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except per share data)
                                     (unaudited)

--------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                      JUNE 30
--------------------------------------------------------------------------------------------------------------
                                                           1998        1997           1998              1997
--------------------------------------------------------------------------------------------------------------
Operating revenues                                     $  460,985  $  385,198     $  874,451        $  750,599

Operating expenses
     Salaries, wages and employee benefits                158,851     133,288        304,839           254,732
     Purchased transportation                             155,085     124,181        292,392           240,962
     Fuel and fuel taxes                                   33,942      36,039         67,358            74,096
     Depreciation                                          33,048      33,228         65,478            66,478
     Operating supplies and expenses                       23,994      23,680         45,341            45,825
     Insurance and claims                                   6,632       9,920         14,604            20,113
     Operating taxes and licenses                           6,634       6,349         12,010            12,427
     General and administrative expenses                    6,570       5,244         10,270            11,206
     Communication and utilities                            4,616       4,015          8,888             8,186
--------------------------------------------------------------------------------------------------------------
       Total operating expenses                           429,372     375,944        821,180           734,025
--------------------------------------------------------------------------------------------------------------
       Operating income                                    31,613       9,254         53,271            16,574
Interest expense                                            7,200       6,246         13,806            12,650
--------------------------------------------------------------------------------------------------------------
       Earnings before income taxes                        24,413       3,008         39,465             3,924
Income taxes                                                8,789       1,143         14,358             1,491
--------------------------------------------------------------------------------------------------------------
       Net earnings                                     $  15,624    $  1,865      $  25,107          $  2,433
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Average common shares outstanding                          35,511      36,456         35,562            36,602
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
       Basic earnings per share                           $  0.44     $  0.05        $  0.71           $  0.07
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Average diluted shares outstanding                         36,970      36,483         36,818            36,621
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
       Diluted earnings per share                         $  0.42     $  0.05        $  0.68           $  0.07
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                          J.B. HUNT TRANSPORT SERVICES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                     (unaudited)

---------------------------------------------------------------------------------
                                                 JUNE 30, 1998  DECEMBER 31, 1997
---------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                    $    9,060       $   3,701
     Accounts receivable                             180,791          169,198
     Prepaid expenses                                 17,610           24,716
     Deferred income taxes                             2,337            2,337
---------------------------------------------------------------------------------
       Total current assets                          209,798          199,952
---------------------------------------------------------------------------------
Property and equipment                             1,326,290        1,217,478
     Less accumulated depreciation                   441,519          420,671
---------------------------------------------------------------------------------
       Net property and equipment                    884,771          796,807
---------------------------------------------------------------------------------
Other assets                                          21,939           25,160
---------------------------------------------------------------------------------
                                                  $1,116,508       $1,021,919
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt         $   97,350       $   17,500
     Trade accounts payable                          135,731          138,509
     Claims accruals                                   1,539           22,306
     Accrued payroll                                  28,109           16,096
     Other accrued expenses                           17,053           10,677
---------------------------------------------------------------------------------
       Total current liabilities                     279,782          205,088
---------------------------------------------------------------------------------
Long-term debt                                       317,740          322,790
Claims accruals                                       15,253           15,168
Deferred income taxes                                146,921          140,909
Stockholders' equity                                 356,812          337,964
---------------------------------------------------------------------------------
                                                  $1,116,508       $1,021,919
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                          J.B. HUNT TRANSPORT SERVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)

---------------------------------------------------------------------------------------------
                                                                     SIX MONTHS ENDED JUNE 30
---------------------------------------------------------------------------------------------
                                                                        1998          1997
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings                                                    $  25,107      $  2,433
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
       Depreciation                                                     65,478        66,478
       Deferred income taxes                                             6,012           581
       Termination of restricted stock                                     (23)            0
       Tax benefit (expense) of stock options exercised                    701           (36)
       Changes in assets and liabilities:
         Accounts receivable                                           (11,593)          794
         Prepaid expenses                                                7,106        17,036
         Trade accounts payable                                         (2,778)       10,659
         Claims accruals                                               (20,682)       (2,875)
         Accrued payroll and other accrued expenses                     18,389         5,291
---------------------------------------------------------------------------------------------
           Net cash provided by operating activities                    87,717       100,361
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Additions to property and equipment                              (184,504)      (79,113)
     Proceeds from sale of equipment                                    31,062        36,317
     Decrease in other assets                                            3,221         4,363
---------------------------------------------------------------------------------------------
           Net cash used in investing activities                      (150,221)      (38,433)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Repayment of long-term debt                                        (5,000)       (5,000)
     Net borrowings (repayments) under commercial paper program         79,800       (41,250)
     Proceeds from sale of treasury stock                                2,417            35
     Repurchase of treasury stock                                       (5,814)      (10,481)
     Dividends paid                                                     (3,540)       (3,683)
---------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities          67,863       (60,379)
---------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                5,359         1,549
---------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                         3,701         3,786
---------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                           $  9,060     $   5,335
---------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
     Cash paid (refunded) during the period for:
       Interest                                                       $ 13,859     $  12,599
       Income taxes                                                     (1,602)       (6,742)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                         J.B. HUNT TRANSPORT SERVICES, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

(1)  LONG-TERM DEBT
     Long-term debt consists of (in thousands):

                                                          6/30/98     12/31/97
                                                          -------     --------
       Commercial paper                                  $202,350     $132,500
       Uncommitted line of credit                          10,000         --
       Senior notes payable, interest at 6.25%
            payable semiannually, due 9/1/03               98,260       98,260
       Senior notes payable, interest at 7.84%
            payable semiannually                            5,000       10,000
       Senior notes payable, interest at 6.25%
            payable semiannually, due 11/17/00             25,000       25,000
       Senior notes payable, interest at 6.00%
            payable semiannually, due 12/12/00             25,000       25,000
       Senior subordinated notes, interest at 7.80%
            payable semiannually                           50,000       50,000
                                                         --------     --------
                                                          415,610      340,760
       Less current maturities                            (97,350)     (17,500)
       Unamortized discount                                  (520)        (470)
                                                         --------     --------
                                                         $317,740     $322,790
                                                         --------     --------
                                                         --------     --------

     The Company is authorized to issue up to $240 million in notes under its commercial paper note program. These notes are supported by two credit agreements with a group of banks. One agreement for $120 million expires March 12, 1999 and $120 million expires March 20, 2002.

     The uncommitted line of credit is due in August of 1998.

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

2)   CAPITAL STOCK
     The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                 Weighted average     Number of
                                    Number of     exercise price       shares
                                     shares         per share        exercisable
                                     ------         ---------        -----------
Outstanding at December 31, 1997    3,039,925         $16.70           274,225
                                                                       -------
                                                                       -------
      Granted                         144,500          28.13
      Exercised                      (138,310)         17.36
      Terminated                     (169,950)         16.88
                                    ---------         ------
Outstanding at June 30 1998         2,876,165         $17.42           361,840
                                    ---------         ------           -------
                                    ---------         ------           -------

     On July 16, 1998, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on August 21, 1998 to stockholders of record on August 3, 1998.

3)   NEW ACCOUNTING PRONOUNCEMENTS
     The Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share (SFAS 128), as of December 31, 1997. Accordingly, earnings per share amounts for the three and six months ended June 30, 1998 and 1997 have been computed based on the following:

                                                               (in thousands, except per share data)
                                                               -------------------------------------
                                                         Three Months Ended               Six Months Ended
                                                              June 30                          June 30
                                                              -------                          -------
                                                       1998              1997          1998              1997
                                                       ----              ----          ----              ----
Numerator (net earnings)                             $15,624            $1,865       $25,107            $2,433
Denominator - Basic earnings per share
     Weighted average shares outstanding              35,511            36,456        35,562            36,602
                                                     -------            ------       -------            ------
                                                     -------            ------       -------            ------
       Basic earnings per share                         $.44              $.05          $.71              $.07
                                                     -------            ------       -------            ------
                                                     -------            ------       -------            ------
Denominator - Diluted earnings per share
     Weighted average share outstanding               35,511            36,456        35,562            36,602
     Effect of common stock options                    1,459                27         1,256                19
                                                     -------            ------       -------            ------
     Weighted average shares assuming dilution        36,970            36,483        36,818            36,621
                                                     -------            ------       -------            ------
                                                     -------            ------       -------            ------
       Diluted earnings per share                       $.42              $.05          $.68              $.07
                                                     -------            ------       -------            ------
                                                     -------            ------       -------            ------

     Options to purchase shares of common stock which were outstanding during the periods indicated above, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares, are shown below.

                                        Three Months Ended             Six Months Ended
                                              June 30                       June 30
                                              -------                       -------
                                        1997          1998          1997              1998
                                        ----          ----          ----              ----
Number of shares under option            --         4,756,000       134,500         4,795,000
Range of exercise price                  --       $15.00-$24.63 $28.13-$30.00     $14.67-$24.63

                                       7

     The Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (SFAS 130), as of January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section of the consolidated balance sheet. The accumulated balance of other comprehensive income of each of June 30, 1998 and December 31, 1997 was $5.6 million. The adoption of this Statement had no material impact on net earnings or stockholders' equity. Comprehensive income was equal to net earnings during the three and six months ended June 30, 1998 and 1997.

4) RECLASSIFICATIONS
     Certain amounts for 1997 have been reclassified to conform to the 1998 classifications.

                       INDEPENDENT ACCOUNTANT'S REVIEW REPORT

The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Little Rock, Arkansas
July 15, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1997.

                               RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 1998 TO SECOND QUARTER 1997
     The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                                                     Three Months Ended June 30
                                                  Percentage of     Percentage Change
                                                Operating Revenues  Between Quarters
                                                ------------------  -----------------
                                                  1998      1997      1998 vs. 1997
                                                ------------------    -------------
Operating revenues                               100.0%    100.0%         19.7%
Operating expenses
     Salaries, wages and employee benefits        34.5%     34.6%         19.2%
     Purchased transportation                     33.6%     32.2%         24.9%
     Fuel and fuel taxes                           7.4%      9.4%         (5.8%)
     Depreciation                                  7.2%      8.6%          (.5%)
     Operating supplies and expenses               5.2%      6.1%          1.3%
     Insurance and claims                          1.4%      2.6%        (33.1%)
     Operating taxes and licenses                  1.4%      1.7%          4.5%
     General and administrative expenses           1.4%      1.4%         25.3%
     Communication and utilities                   1.0%      1.0%         15.0%
                                                ----------------------------------
          Total operating expenses                93.1%     97.6%         14.2%
                                                ----------------------------------
          Operating income                         6.9%      2.4%        241.6%
Interest expense                                   1.6%      1.6%         15.3%
                                                ----------------------------------
          Earnings before income taxes             5.3%       .8%        711.6%
Income taxes                                       1.9%       .3%        668.9%
                                                ----------------------------------
          Net earnings                             3.4%       .5%        737.7%
                                                ----------------------------------
                                                ----------------------------------

     Operating revenues for the second quarter of 1998 increased approximately 20%, to $461.0 million from $385.2 million in the second quarter of 1997. Revenues from core operations grew 26% compared to the second quarter of 1997, net of the flatbed business that was sold in July of 1997. Revenues in the dry-van business, which includes intermodal, grew 22% during the second quarter, while revenues in the logistics business, which includes dedicated contract services, increased 40%. The growth of dry-van revenues was primarily due to an 18% increase in the size of the tractor fleet and a 5% increase in tractor utilization. Dry-van truck rates rose approximately 2%, compared with the second quarter of 1997, while intermodal rates declined approximately 2%. The growth of logistics revenue was driven by strong demand from existing customers and contracts, and new business generated during the current quarter.

     Total operating expenses for the second quarter of 1998 increased approximately 14% over the comparable period of 1997. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 93.1% for the second quarter of 1998, as compared with 97.6% in 1997. Salaries, wages and employee benefits increased approximately 19%, which was in relative perspective with revenue growth. The 33% pay increase awarded to certain over-the-road van drivers in February of 1997 does not impact the quarter to quarter comparison. The increase in purchased transportation expense was consistent with trends in recent periods and reflects payments to railroads and third-party providers of truck line-haul transportation services. The decrease of fuel and fuel taxes was primarily due to a 12% decrease in fuel cost per gallon. This decrease of fuel expense was partly offset by lower fuel surcharge revenue.

     Depreciation expense declined slightly in terms of dollar amount between the second quarter of 1998 and 1997, but decreased from 8.6% of revenue in 1997 to 7.2% in 1998. This decline in percentage rate was primarily due to the amount of revenue growth that was non-asset related, such as logistics and intermodal, and higher gains on asset dispositions recognized during the current quarter. Gains on asset dispositions reduce depreciation expense and totaled $1.4 million in 1998, compared with a loss of $76,000 in 1997. The 1998 gain amount included approximately $.5 million recognized on the sale of Lake City Express, a small subsidiary which was sold in June of 1998.

     Operating supplies and expenses increased approximately 1%, but declined from 6.1% of revenue in 1997 to 5.2% in 1998. This decrease in percentage rate was also primarily due to the amount of logistics and intermodal growth, with no corresponding increase in operating supplies and expenses, which costs tend to be driver and tractor related. The significant decrease in insurance and claims costs was a result of fewer vehicle collisions during the second quarter of 1998. The driver compensation package has been successful in attracting and retaining experienced, professional drivers that are involved in fewer vehicle collisions and lower accident costs. Although general and administrative expenses remained at the same percentage of revenue between the two comparable quarters, the dollar amount of expense increased approximately 25%. This increase was due in part to expenditures for professional services including contracted computer programmers.
Interest expense increased approximately 15% primarily due to higher debt levels. The effective income tax rate was 36% during the current quarter, compared with 38% in 1997. The reduction in the effective income tax rate related, in part, to taxes applicable to the Company's Mexican operations.

     As a result of the above, net earnings for the second quarter of 1998 increased to $15.6 million, or diluted earnings per share of 42 cents, compared with 1997 second quarter net earnings of $1.9 million, or 5 cents per diluted share. The decrease in the number of weighted average shares outstanding (before the effect of dilutive stock options) was primarily due to the Company's acquisition of treasury shares. The increase in weighted average shares assuming full dilution results from the increased effect of dilutive stock options caused by the increase in the Company's price of common stock.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997
     The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                                                       Six Months Ended June 30
                                                  Percentage of     Percentage Change
                                                Operating Revenues  Between Quarters
                                                ------------------  -----------------
                                                  1998      1997      1998 vs. 1997
                                                --------  --------  -----------------

Operating revenues                               100.0%    100.0%         16.5%
Operating expenses
     Salaries, wages and employee benefits        34.9%     33.9%         19.7%
     Purchased transportation                     33.4%     32.1%         21.3%
     Fuel and fuel taxes                           7.7%      9.9%         (9.1%)
     Depreciation                                  7.5%      8.8%         (1.5%)
     Operating supplies and expenses               5.2%      6.1%         (1.1%)
     Insurance and claims                          1.6%      2.7%        (27.4%)
     Operating taxes and licenses                  1.4%      1.7%         (3.4%)
     General and administrative expenses           1.2%      1.5%         (8.4%)
     Communication and utilities                   1.0%      1.1%          8.6%
                                                 ----------------        -------
          Total operating expenses                93.9%     97.8%         11.9%
                                                 ----------------        -------
          Operating income                         6.1%      2.2%        221.4%
     Interest expense                              1.6%      1.7%          9.1%
                                                 ----------------        -------
          Earnings before income taxes             4.5%       .5%        905.7%
     Income taxes                                  1.6%       .2%        863.0%
                                                 ----------------        -------
          Net earnings                             2.9%       .3%        931.9%
                                                 ----------------        -------
                                                 ----------------        -------

     Operating revenues for the six month period ended June 30, 1998 increased approximately 17% to $874.5 million from $750.6 million in 1997. The increase in revenue would have been 23%, adjusted for the sale of the flatbed business in July of 1997. Revenues in the dry-van business, which includes intermodal, grew 19% during the first six months of 1998, while revenues in the logistics business, which includes dedicated contract services, increased 33%. The increase in dry-van revenue was primarily due to an 18% increase in the size of the tractor fleet and a 6% increase in tractor utilization. Dry-van truck rates rose approximately 2.4% during the first six months of 1998, while intermodal rates declined nearly 3%. The growth of logistics revenue was driven by strong demand from existing customers and contracts, and new business generated during 1998.

     Total operating expenses for the first six months of 1998 increased approximately 12% over the comparable period of 1997. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 93.9% for the six months ended June 30, 1998, compared with 97.8% in 1997. Salaries, wages and employee benefits increased 19.7%, primarily due to an approximate 33% pay increase for certain over-the-road van drivers which was effective February 28, 1997. The increase in purchased transportation expense was consistent with trends in recent periods and reflects payments to railroads and third-party providers of truck line-haul services. The decrease in fuel and fuel taxes was primarily due to a nearly 14% decrease in fuel cost per gallon during 1998.

This decline in fuel expense was partly offset by a decrease in fuel surcharge revenue during the same period.

     Depreciation expense declined slightly in terms of dollar amount between the two comparable six month periods and also declined as a percentage of revenue. This decrease was due to the amount of revenue growth in 1998 that was non-asset related, such as logistics and intermodal, and also higher gains on asset dispositions recognized in 1998. Gains on asset dispositions reduce depreciation expense and totaled $2.1 million in 1998, compared with $83,000 in 1997. The 1998 gain included approximately $.5 million recognized on the sale of Lake City Express, a small subsidiary, which was sold in June of 1998. The additional gains were related to sales and dispositions of revenue equipment in the normal course of business.

     Operating supplies and expenses decreased slightly in dollar amount and declined from 6.1% of revenue in 1997 to 5.2% in 1998. This decrease was partly due to lower tractor maintenance expenditures associated with a newer age of fleet, and also growth of logistics and intermodal revenue with no corresponding increase in operating supplies and expenses, which tend to be driver and tractor related. The significant decline in insurance and claims expense was due to fewer vehicle collisions and the more experienced driver force. The lower level of general and administrative expenses was due primarily to reduced driver advertising expense, and earnings recognized from the Company's operations in Mexico, which were recorded as an offset to general and administrative expenses. The effective income tax rate was approximately 36% for the six months ended June 30, 1998 and 38% for the comparable period of 1997. The reduction in the effective income tax rate related, in part, to taxes applicable to the Company's Mexican operations.

     As a result of the above, net earnings for the six months ended June 30, 1998 were $25.1 million, or diluted earnings per share of 68 cents, compared with $2.4 million, or 7 cents per diluted share in 1997. The decrease in the number of weighted average shares outstanding (before the effect of dilutive stock options) was primarily due to the acquisition of treasury shares. The increase in weighted average shares assuming full dilution results from the increased effect of dilutive stock options caused by the increase in the Company's price of common stock.

LIQUIDITY AND CAPITAL RESOURCES

     This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Balance Sheets.

     Net cash provided by operating activities was $87.7 million for the first six months of 1998, compared with $100.4 million in 1997. Net cash was generated during the first six months of 1998 primarily from net earnings, depreciation and increases in accrued payroll and other accrued expenses.
Net cash was used primarily to pay claims accruals and to fund an increase in customer accounts receivable. Net cash used in investing activities was $150.2 million in 1998 and $38.4 million in 1997. This increase in investment spending was primarily to purchase revenue equipment. These purchases of revenue equipment were funded by cash from operating activities and an increase in debt. The Company also used $5.8 million of cash to purchase treasury stock during the first six months of 1998.

SELECTED BALANCE SHEET DATA

                                                                    As of
                                              --------------------------------------------------
                                              June 30, 1998   December 31, 1997    June 30, 1997
                                              -------------   -----------------    -------------
     Working  capital ratio                         .75               .97                1.07
     Current maturities of long-
         term debt (millions)                      97.4            $ 17.5             $  13.3
     Total debt (millions)                        415.1            $  340             $ 336.1
     Total debt to equity                          1.16              1.01                 .97
     Total debt as a percentage
          of total capital                          .54               .50                 .49

     The Company's debt levels increased during the first six months of 1998 primarily to fund capital expenditures for revenue equipment. The Company has commitments to purchase approximately $204 million of revenue and service equipment, net cost, after expected proceeds from sale or trade-in allowances of approximately $22 million.

     The Company borrowed $10 million on an uncommitted line-of-credit in May of 1998. This short-term line matures in August of 1998. A plan to issue up to $100 million of senior notes is currently anticipated and expected to close during the third quarter of 1998. Proceeds from such an offering would most likely be used to pay off the uncommitted line-of-credit, reduce commercial paper indebtedness and other general corporate purposes.

YEAR 2000

     The Company developed a plan during 1996 to deal with the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's plan provides for the conversion efforts to be completed by the end of 1998. The total cost of the project is currently estimated to be $870,000 and is being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred.
As of June 30, 1998, approximately $680,000 had been expensed since the project was initiated.

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

ITEM 1.     LEGAL PROCEEDINGS
     None applicable.

ITEM 2.   CHANGES IN SECURITIES
     None applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
     None applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None applicable.

ITEM 5.   OTHER INFORMATION
          On June 26, 1998 the Company announced that it had completed the sale of its subsidiary, Lake City Express (LXI). The sale was made to the then current president of LXI and a group of investors. This sale completed a previously announced plan to divest of business units not strategically aligned with its core transportation focus of truckload, including intermodal and logistics, including dedicated contract services.

          The Company currently plans to issue approximately $100 million of senior notes during the third quarter of 1998. Proceeds from such an offering would most likely be used to pay off an uncommitted line-of-credit, reduce commercial paper indebtedness and other general corporate purposes.

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

                                       J.B. HUNT TRANSPORT SERVICES, INC.



DATE:         August 6, 1998            BY:  /s/ Kirk Thompson
      ------------------------------       ------------------------------
                                             Kirk Thompson
                                             President and
                                             Chief Executive Officer


DATE:         August 6, 1998            BY:  /s/ Jerry W. Walton
      ------------------------------       ------------------------------
                                             Jerry W. Walton
                                             Executive Vice President, Finance
                                             and Chief Financial Officer