Form 10-Q
period 1998-09-30
HUNT J B TRANSPORT SERVICES INC
filed 1998-11-12
CIK 728535

                                     FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----              THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1998

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----            THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares of the Company's $.01 par value common stock outstanding on September 30, 1998 was 35,603,156.

                                       PART 1

                               FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The interim condensed consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

     The interim condensed consolidated financial statements have been reviewed by KPMG Peat Marwick LLP, independent public accountants.

     These interim condensed consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1997.

                                       INDEX

Condensed Consolidated Statements of Earnings for the Three and
     Nine Months Ended September 30, 1998 and 1997 . . . . . . . . . . . Page 3

Condensed Consolidated Balance Sheets as of
     September 30, 1998 and December 31,1997 . . . . . . . . . . . . . . Page 4

Condensed Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1998 and 1997 . . . . . . . . . . . Page 5

Notes to Condensed Consolidated Financial Statements
     as of September 30, 1998. . . . . . . . . . . . . . . . . . . . . . Page 6

Review Report of KPMG Peat Marwick LLP . . . . . . . . . . . . . . . . . Page 8

ITEM 2.
Management's Discussion and Analysis of Results of Operations
     and Financial Condition . . . . . . . . . . . . . . . . . . . . . . Page 9

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk . . . Not Applicable

                      J.B. HUNT TRANSPORT SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)
                                  (unaudited)

----------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30              SEPTEMBER 30
----------------------------------------------------------------------------------------
                                          1998       1997         1998         1997
----------------------------------------------------------------------------------------
Operating revenues                   $  473,388   $  388,460   $ 1,347,839  $ 1,139,059

Operating expenses
   Salaries, wages and employee         165,722      135,394       470,561      390,126
   Purchased transportation             161,354      131,700       453,746      372,661
   Fuel and fuel taxes                   34,537       32,968       101,895      107,064
   Depreciation                          35,655       31,709       101,133       98,187
   Operating supplies and expenses       24,508       23,237        69,849       69,063
   Insurance and claims                   8,803        9,780        23,408       29,893
   General and administrative             7,298        4,447        17,568       15,653
   Operating taxes and licenses           5,891        6,137        17,901       18,564
   Communication and utilities            5,195        4,050        14,083       12,236
----------------------------------------------------------------------------------------
     Total operating expenses           448,963      379,422     1,270,144    1,113,447
----------------------------------------------------------------------------------------
     Operating income                    24,425        9,038        77,695       25,612
Interest expense                          7,207        5,938        21,012       18,588
----------------------------------------------------------------------------------------
     Earnings before income taxes        17,218        3,100        56,683        7,024
Income taxes                              6,371        1,178        20,728        2,669
----------------------------------------------------------------------------------------
     Net earnings                    $   10,847   $    1,922   $    35,955  $     4,355
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Average common shares outstanding        35,597       36,387        35,574       36,530
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
     Basic earnings per share        $     0.30   $     0.05   $      1.01  $      0.12
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Average diluted shares outstanding       36,702       36,469        36,775       36,563
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
     Diluted earnings per share      $     0.30   $     0.05   $      0.98  $      0.12
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

-------------------------------------------------------------------------------
                                                SEPTEMBER 30,      DECEMBER 31,
                                                     1998              1997
-------------------------------------------------------------------------------
ASSET
Current assets:
   Cash and cash equivalents                      $     5,133       $     3,701
   Accounts receivable                                192,836           169,198
   Prepaid expenses                                    20,720            24,716
   Deferred income taxes                                2,337             2,337
-------------------------------------------------------------------------------
      Total current assets                            221,026           199,952
-------------------------------------------------------------------------------
Property and equipment                              1,376,223         1,217,478
   Less accumulated depreciation                      461,874           420,671
-------------------------------------------------------------------------------
      Net property and equipment                      914,349           796,807
-------------------------------------------------------------------------------
Other assets                                           21,646            25,160
-------------------------------------------------------------------------------
                                                  $ 1,157,021       $ 1,021,919
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt           $    15,600       $    17,500
   Trade accounts payable                             136,534           138,509
   Claims accruals                                         --            22,306
   Accrued payroll                                     32,607            16,096
   Other accrued expenses                              20,643            10,677
-------------------------------------------------------------------------------
      Total current liabilities                       205,384           205,088
-------------------------------------------------------------------------------
Long-term debt                                        417,292           322,790
Claims accruals                                        18,182            15,168
Deferred income taxes                                 149,690           140,909
Stockholders' equity                                  366,473           337,964
-------------------------------------------------------------------------------
                                                  $ 1,157,021       $ 1,021,919
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                 J.B. HUNT TRANSPORT SERVICES, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                            (unaudited)

----------------------------------------------------------------------------------------------------
                                                                     NINE MONTHS ENDED SEPTEMBER 30
----------------------------------------------------------------------------------------------------
                                                                         1998              1997
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                       $     35,955      $      4,355
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation, net of gain on disposition of equipment               101,133            98,187
      Deferred income taxes                                                 8,781             1,050
      Termination of restricted stock                                         (23)               --
      Tax benefit (expense) of stock options exercised                        919               (33)
      Changes in assets and liabilities:
        Accounts receivable                                               (23,638)             (424)
        Prepaid expenses                                                    3,996            16,700
        Trade accounts payable                                             (1,975)           10,511
        Claims accruals                                                   (19,292)           (2,616)
        Accrued payroll and other accrued expenses                         26,477             4,606
----------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                   132,333           132,336
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                    (253,980)         (147,655)
  Proceeds from sale of equipment                                          35,305           108,972
  Decrease (increase) in other assets                                       3,514            (1,014)
----------------------------------------------------------------------------------------------------
              Net cash used in investing activities                      (215,161)          (39,697)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) of long-term debt                            95,000            (5,000)
  Net payments under commercial paper program                              (2,398)          (62,736)
  Proceeds from sale of treasury stock                                      2,792               296
  Repurchase of treasury stock                                             (5,814)          (10,481)
  Dividends paid                                                           (5,320)           (5,502)
----------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities          84,260           (83,423)
----------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                   1,432             9,216
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                            3,701             3,786
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $      5,133      $     13,002
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                                         $     20,312      $     18,421
    Income taxes                                                           (1,193)           (6,895)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                        J.B. HUNT TRANSPORT SERVICES, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
(1)  LONG-TERM DEBT
     Long-term debt consists of (in thousands):

                                                            9/30/98     12/31/97
                                                           --------     --------
          Commercial paper                                 $130,600     $132,500
          Senior notes payable, interest at 7.00%
            payable semiannually, due 9/15/04               100,000           --
          Senior notes payable, interest at 6.25%
            payable semiannually, due 9/1/03                 98,260       98,260
          Senior notes payable, interest at 7.84%
            payable semiannually                              5,000       10,000
          Senior notes payable, interest at 6.25%
            payable semiannually, due 11/17/00               25,000       25,000
          Senior notes payable, interest at 6.00%
            payable semiannually, due 12/12/00               25,000       25,000
          Senior subordinated notes, interest at 7.80%
            payable semiannually                             50,000       50,000
                                                           --------     --------
                                                            433,860      340,760
          Less current maturities                           (15,600)     (17,500)
          Unamortized discount                                 (968)        (470)
                                                           --------     --------
                                                           $417,292     $322,790
                                                           --------     --------
                                                           --------     --------

     The Company is authorized to issue up to $240 million in notes under its commercial paper note program. These notes are supported by two credit agreements with a group of banks. One agreement for $120 million expires March 12, 1999 and $120 million expires March 20, 2002.

     The 7.00% senior notes were issued on September 10, 1998 and are due on September 15, 2004.

     The 6.25% senior notes were issued on September 1, 1993 and are due on September 1, 2003.

     The 7.84% senior notes were issued on March 31, 1992 and are payable in five equal annual installments commencing on March 31, 1995.

     The 6.25% senior notes were issued on November 17, 1995 and are due on November 17, 2000.

     The 6.00% senior notes were issued on December 12, 1995 and are due on December 12, 2000.

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

2)   CAPITAL STOCK

     The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                  Weighted average    Number of
                                    Number of      exercise price       shares
                                     shares          per share       exercisable
                                    ---------     ----------------   -----------
Outstanding at December 31, 1997    3,039,925          $16.70          274,225
                                                                       -------
     Granted                          202,000           26.60          -------
     Exercised                       (174,735)          16.73
     Terminated                      (151,200)          16.64
                                    ---------          ------
Outstanding at September            2,915,990          $17.50         328,165
                                    ---------          ------         -------
                                    ---------          ------         -------

     On October 15, 1998, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on November 23, 1998 to stockholders of record on November 3, 1998.

3)   NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share (SFAS 128), as of December 31, 1997. Accordingly, earnings per share amounts for the three and nine months ended September 30, 1998 and 1997 have been computed based on the following:

                                                 (in thousands, except per share data)
                                                 -------------------------------------
                                                 Three Months Ended  Nine Months Ended
                                                    September 30        September 30
                                                 -----------------   -----------------
                                                   1998      1997      1998      1997
                                                 -------   -------   -------   -------
Numerator (net earnings)                         $10,847   $ 1,922   $35,955   $ 4,355

Denominator - Basic earnings per share
  Weighted average shares outstanding             35,597    36,387    35,574    36,530
                                                 -------   -------   -------   -------
                                                 -------   -------   -------   -------
    Basic earnings per share                     $   .30   $   .05   $  1.01   $   .12
                                                 -------   -------   -------   -------
                                                 -------   -------   -------   -------

Denominator - Diluted earnings per share
  Weighted average share outstanding              35,597    36,387    35,574    36,530
  Effect of common stock options                   1,105        82     1,201        33
                                                 -------   -------   -------   -------
  Weighted average shares assuming dilution       36,702    36,469    36,775    36,563
                                                 -------   -------   -------   -------
                                                 -------   -------   -------   -------
    Diluted earnings per share                   $   .30   $   .05   $   .98   $   .12
                                                 -------   -------   -------   -------
                                                 -------   -------   -------   -------

     Options to purchase shares of common stock which were outstanding during the periods indicated above, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares, are shown below.

                             Three Months Ended                Nine Months Ended
                                September 30                      September 30
                        -----------------------------     -----------------------------
                            1998             1997             1998            1997
                        -------------   -------------     -------------   -------------
Number of shares
  under option             162,000        4,428,750          144,500        4,457,750
Range of exercise
  price                 $26.00-$37.50   $16.75-$24.63     $28.13-$37.50   $15.63-$24.63

     The Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (SFAS 130), as of January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section of the consolidated balance sheet. The accumulated balance of other comprehensive income of each of September 30, 1998 and December 31, 1997 was $5.6 million. The adoption of this Statement had no material impact on net earnings or stockholders' equity. Comprehensive income was equal to net earnings during the three and nine months ended September 30, 1998 and 1997.

4)   RECLASSIFICATIONS

     Certain amounts for 1997 have been reclassified to conform to the 1998 classifications.


                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT

The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Little Rock, Arkansas
October 14, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1997.

                              RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 1998 TO THIRD QUARTER 1997

     The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                                                Three Months Ended September 30
                                             --------------------------------------
                                               Percentage of       Percentage Change
                                             Operating Revenues    Between Quarters
                                             ------------------    -----------------
                                              1998        1997        1998 vs. 1997
                                             ------      ------    -----------------
Operating revenues                           100.0%      100.0%            21.9%
Operating expenses
  Salaries, wages and employee benefits       35.0%       34.9%            22.4%
  Purchased transportation                    34.1%       33.9%            22.5%
  Fuel and fuel taxes                          7.3%        8.5%             4.8%
  Depreciation                                 7.5%        8.2%            12.4%
  Operating supplies and expenses              5.2%        6.0%             5.5%
  Insurance and claims                         1.9%        2.5%           (10.0%)
  General and administrative expenses          1.5%        1.1%            64.1%
  Operating taxes and licenses                 1.2%        1.6%            (4.0%)
  Communication and utilities                  1.1%        1.0%            28.3%
                                             ------------------           ------
    Total operating expenses                  94.8%       97.7%            18.3%
                                             ------------------           ------
    Operating income                           5.2%        2.3%           170.2%
Interest expense                               1.6%        1.5%            21.4%
                                             ------------------           ------
    Earnings before income taxes               3.6%         .8%           455.4%
Income taxes                                   1.3%         .3%           440.8%
                                             ------------------           ------
    Net earnings                               2.3%         .5%           464.4%
                                             ------------------           ------
                                             ------------------           ------

     Operating revenues for the third quarter of 1998 increased approximately 22%, to $473.4 million from $388.5 million in the third quarter of 1997. Revenues in the dry-van business, which includes intermodal, grew 21% during the third quarter. Revenues in the logistics business, which includes dedicated contract services, increased 36%, compared with the third quarter of 1997. The growth of dry-van revenues was primarily due to a 16% increase in the size of the tractor fleet. The size of the dry-van trailing fleet increased nearly 28% during the current quarter, compared with the third quarter of 1997. While intermodal load volume grew 17% in the current quarter vs. 1997, revenue and earnings growth were negatively impacted by rail service that deteriorated beginning in June of 1998. As a result of reduced rail service and other factors, the utilization of the dry-van trailing fleet during the third quarter of 1998 was 9% below the second quarter of 1998 and 7% below the third quarter of 1997. Dry-van truck rates during the third quarter of 1998 were approximately equal to the comparable period of 1997. Intermodal rates declined approximately 2.7% in 1998, compared with 1997.
The 36% growth of the logistics business during the third quarter of 1998 was driven by strong demand from existing customers and contracts, and from new business generated during the current quarter.

     Total operating expenses for the third quarter of 1998 increased approximately 18% over the comparable period of 1997. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 94.8% for the third quarter of 1998, compared with 97.7% in 1997. Salaries, wages and employee benefits increased approximately 22%, which was in relative proportion with revenue growth. A 33% pay increase awarded to certain over-the-road van drivers in February of 1997 does not impact the quarter to quarter comparison. The nearly 23% increase in purchased transportation expense was also comparable to the increase in revenues and, consistent with intermodal and logistics growth, reflects payments to railroads and third-party providers of truck line-haul transportation services. The decline of fuel and fuel taxes as a percentage of revenue was due to an approximate 12% decline in fuel cost per gallon and a slight improvement in fuel miles per gallon. This decrease of fuel expense, as a percentage of revenue, was partly offset by lower fuel surcharge revenue.

     Depreciation expense increased approximately 12%, but declined as a percentage of revenue. The increase in the dollar amount was primarily due to the increase in the tractor and trailing fleet and reduced gains on the disposition of assets in 1998. Gains on asset dispositions reduce depreciation expense and totaled $3,000 in 1998 and $595,000 in 1997. The decrease of depreciation as a percentage of revenue was primarily due to the amount of revenue growth that was not as heavily asset related, such as logistics and intermodal. Operating supplies and expenses increased nearly 6%, but declined from 6.0% of revenue in 1997 to 5.2% in 1998. This decrease in percentage rate was also primarily due to the amount of logistics and intermodal revenue growth, with no corresponding increase in operating supplies and expenses. In addition, tractor maintenance and repairs expense declined during 1998, partly due to a newer age of the fleet.

     The nearly $1.0 million decrease in insurance and claims expense was the result of fewer vehicle collisions during the third quarter of 1998. The Company has been successful in attracting and retaining experienced, professional drivers that have been involved in fewer vehicle collisions and reduced accident costs. The significant increase in general and administrative expense was primarily due to increased computer rental and maintenance expenditures and foreign currency losses in the Company's Mexican joint venture operation. The results of the Company's joint venture in Mexico, including currency fluctuations of the Peso, have historically been classified as general and administrative expense. A joint venture loss of $374,000 was recognized during the current quarter, compared with earnings of $418,000 in 1997. The decrease in operating taxes and licenses was primarily due to certain refunds received from state taxing authorities.
Communications and utilities increased approximately 28%, partly due to higher charges for satellite usage. Interest expense increased 21%, primarily due to higher debt levels. The effective income tax rate was 37% during the current quarter, compared with 38% in 1997.

     As a result of the above, net earnings for the third quarter of 1998 increased to $10.8 million, or diluted earnings per share of 30 cents, compared with 1997 third quarter net earnings of $1.9 million, or 5 cents per diluted share. The decrease in the number of weighted average shares outstanding (before the effect of dilutive stock options) was primarily due to the Company's acquisition of treasury shares. The increase in weighted average shares assuming dilution results from the increased effect of dilutive stock options caused by the increase in the Company's market price of common stock.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                                               Nine Months Ended September 30
                                             -----------------------------------
                                               Percentage of      Percentage Change
                                             Operating Revenues   Between Quarters
                                             ------------------   ----------------
                                              1998       1997      1998 vs. 1997
                                             ------     ------    ----------------
Operating revenues                           100.0%     100.0%         18.3%
Operating expenses
  Salaries, wages and employee benefits       34.9%      34.3%         20.6%
  Purchased transportation                    33.7%      32.7%         21.8%
  Fuel and fuel taxes                          7.6%       9.4%         (4.8%)
  Depreciation                                 7.5%       8.6%          3.0%
  Operating supplies and expenses              5.2%       6.1%          1.1%
  Insurance and claims                         1.7%       2.6%        (21.7%)
  General and administrative expenses          1.3%       1.4%         12.2%
  Operating taxes and licenses                 1.3%       1.6%         (3.6%)
  Communication and utilities                  1.0%       1.1%         15.1%
                                             -----------------        ------
    Total operating expenses                  94.2%      97.8%         14.1%
                                             -----------------        ------
    Operating income                           5.8%       2.2%        203.4%
Interest expense                               1.6%       1.6%         13.0%
                                             -----------------        ------
    Earnings before income taxes               4.2%        .6%        707.0%
Income taxes                                   1.5%        .2%        676.6%
                                             -----------------        ------
    Net earnings                               2.7%        .4%        725.6%
                                             -----------------        ------
                                             -----------------        ------

     Operating revenues for the nine month period ended September 30, 1998 increased approximately 18%, to $1.35 billion from $1.14 billion in 1997.
The increase in revenue would have been 23%, adjusted for the sale of the flatbed business in July of 1997. Revenues in the dry-van business, which includes intermodal, grew 20% during the nine months ended September 30, 1998. Revenues in the logistics business, which includes dedicated contract services, increased 34% compared with the same period in 1997. The growth of dry-van revenues was primarily due to a 17% increase in the size of the tractor fleet and a 4% increase in tractor utilization. Dry-van truck rates rose approximately 1.6% during the first nine months of 1998, while intermodal rates declined nearly 3%. The 34% growth of logistics revenue during 1998 was driven by strong demand from existing customers and contracts, and from new business.

     Total operating expenses for the first nine months of 1998 increased approximately

14% over the comparable period of 1997. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 94.2% in 1998, compared with 97.8% in 1997. Salaries, wages and employee benefits increased approximately 21%, and increased from 34.3% of revenue in 1997 to 34.9% of revenue in 1998. The primary reason for the increase relative to revenue was the approximate 33% pay increase awarded to certain over-the-road van drivers in February of 1997. The increase in purchased transportation expense was consistent with trends in recent periods and reflects payments to railroads and third-party providers of truck line-haul transportation services. The decrease in fuel and fuel taxes was primarily due to an approximate 13% decline in fuel cost per gallon and a slight improvement in fuel miles per gallon during 1998. This decline in fuel expense was partly offset by a decrease in fuel surcharge revenue.

     Depreciation expense increased approximately 3%, but declined as a percentage of revenue. The increase in the dollar amount of depreciation was primarily due to the increase in the size of the tractor and trailing fleet and reduced gains on the disposition of assets in 1998. Gains on asset dispositions reduce depreciation expense and totaled $678,000 in 1998 and $2.1 million in 1997. The decrease of depreciation, as a percentage of revenue, was primarily due to the amount of revenue growth that was not as heavily asset related, such as logistics and intermodal. Operating supplies and expenses increased approximately 1%, but declined from 6.1% of revenue in 1997 to 5.2% in 1998. This decrease in percentage rate was also primarily due to the amount of logistics and intermodal revenue growth, with no corresponding increase in operating supplies and expenses. In addition, tractor maintenance and repairs expense declined during 1998, partly due to a newer age of the fleet.

     The significant decline in insurance and claims expense was due to fewer vehicle collisions and the more experienced driver force. The 12.2% increase in general and administrative expense was primarily due to higher levels of spending for computer rental and maintenance, including Year 2000 compliance costs. The decrease in operating taxes and licenses was primarily due to certain refunds received from state taxing authorities. Communications and utilities increased in relative proportion to revenue. Interest expense increased 13%, primarily due to higher debt levels. The effective income tax rate was 36.6% in 1998 and 38% in 1997. The reduction in the effective tax rate related, in part, to taxes applicable to the Mexican joint venture operations.

     As a result of the above, net earnings for the nine months ended September 30, 1998 increased to $36.0 million, or diluted earnings per share of 98 cents, compared with $4.4 million in 1997, or 12 cents per diluted share. The decrease in the number of weighted average shares outstanding (before the effect of dilutive stock options), was primarily due to the Company's acquisition of treasury shares. The increase in weighted average shares assuming dilution results from the increased effect of dilutive stock options caused by the increase in the Company's market price of common stock.

LIQUIDITY AND CAPITAL RESOURCES

     This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Balance Sheets.

     Net cash provided by operating activities was $132.3 million for the nine month periods ended September 30, 1998, and in 1997. Net cash was generated during 1998 primarily from net earnings, depreciation and increases in accrued payroll and other accrued expenses. Net cash was used primarily to pay claims accruals and to fund an increase in customer accounts receivable. Net cash used in investing activities was $215.2 million in 1998, compared with $39.7 million in 1997. This increase in net investment spending was primarily to purchase revenue equipment. In addition, the decline in proceeds from sale of equipment to $35.3 million in 1998 from $109.0 million in 1997, was due, in part, to the sale of the flatbed and owner-operator businesses in 1997. The purchases of revenue equipment in 1998 were funded by cash from operating activities and an increase in debt. The Company also used $5.3 million and $5.8 million during the first nine months of 1998 to pay dividends and purchase treasury stock, respectively.

SELECTED BALANCE SHEET DATA

                                                              As of
                                  -----------------------------------------------------------
                                  September 30, 1998   December 31, 1997   September 30, 1997
                                  ------------------   -----------------   ------------------
  Working capital ratio                   1.08                  .97               1.18
  Current maturities of long-
    term debt (millions)                $ 15.6               $ 17.5             $  5.0
  Total debt (millions)                 $432.9               $340.3             $314.6
  Total debt to equity                    1.18                 1.01                .91
  Total debt as a percentage
    of total capital                       .54                  .50                .48

     The Company's debt levels increased $92.6 million during the first nine months of 1998, primarily to fund capital expenditures for revenue equipment. On September 10, 1998, the Company sold $100 million of 7.00% senior notes due September 15, 2004. The notes were pursuant to an original shelf registration filed in June of 1993 and a prospectus supplement dated September 4, 1998. The proceeds from the sale of these notes were used to reduce indebtedness under the Company's existing commercial paper program and two-uncommitted lines of credit. As of September 30, 1998, the Company had commitments to purchase approximately $161 million of revenue and service equipment, net cost, after expected proceeds from sale or trade-in allowances of approximately $17 million. The Company generates significant cash from operating activities and has borrowing capacity to meet its committed and contemplated cash requirements.

YEAR 2000

     The Company utilizes and is dependent upon a wide variety of complex information technologies (IT) to conduct daily business operations. Some of the Company's older computer software programs and equipment use two digit fields rather than four digit fields to define the applicable year. As a result, some of the time or date-sensitive functions of these programs and equipment could result in equipment shutdowns, miscalculations, inability to process data and/or disruption of operations as the Year 2000 approaches. It is possible that some problems may develop during 1999 (e.g. applications that utilize future or projected data), well before January 1, 2000.

     The Company recognized the importance of Year 2000 issues and developed an action plan in 1996. The plan includes systematic reviews of all internal hardware, software and functions to either verify that the system is Year 2000 compliant or modify/replace the software or system as required. The process includes the use of a software testing tool which simulates the transition to the Year 2000. The original plan contemplated all conversion efforts to be completed by the end of 1998. As of September 30, 1998, the majority of application programs (i.e. software that interacts with users through computer terminals and produces reports) had been modified or replaced. These programs have been unit tested by IT staff members, but still require detail testing by users and Year 2000 simulation. A number of the primary financial systems utilized to pay vendors, track customer accounts receivable and produce regular financial reports have been converted or are in the final stages of conversion to be Year 2000 compliant. The additional modifications, installations and unit testing of the Company's internal computer and IT applications are currently expected to be completed by July 1, 1999.

     In addition to the issues and risks associated with the Company's internal IT systems and equipment, the Company has relationships and is dependent upon a number of third parties that include customers and suppliers of goods and services. Daily business operations include the electronic data interchange of information (EDI) with customers and providers of transportation services such as railroads and motor freight carriers. Other third party providers of critical services such as voice and data communications, natural gas and electricity, and diesel fuel are also an integral part of daily business operations. If significant numbers or certain critical customers or suppliers experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could affect the Company's normal business activities. While some of these risks are not controllable by the Company, a number of actions and procedures have been implemented to assess and/or reduce this risk. Formal communications have been initiated with certain significant customers and suppliers. Depending upon the circumstances, formal certifications of Year 2000 compliance have been requested and received. The Company has not received enough formal responses to date to make an accurate assessment of the Year 2000 readiness of its primary customers and suppliers.

     Since 1996, the Company has spent approximately $1.1 million on Year 2000 compliance. Estimated future expense to complete testing and related compliance work is $300,000 for a total cost of $1.4 million. These costs are being charged to operations as incurred. This cost estimate excludes certain new system acquisitions, development and implementation expenses that relate to on-going business activity, normal upgrades and enhancements. The Company has also spent approximately $3.8 million of acquisition and implementation costs for primary financial systems. These costs are being capitalized and amortized over the estimated useful life of the software. Current estimated future costs for such financial systems upgrades are $2.0 million.

     The Company presently believes that its internal computer systems and equipment will not pose significant operational problems relative to the Year 2000 issue. There can be no assurance that the Company will properly identify all year 2000 issues or that certain external customers or suppliers will not experience disruption of IT functions or actual services provided. Even short-term disruption of telecommunications service, for example, could have a material adverse impact on the Company's business. A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario. A contingency plan will be completed by June 30, 1999.

FORWARD-LOOKING STATEMENTS

          This report contains statements that may be considered as forward-looking or predictions concerning future operations. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations. The ultimate net cost of the new driver compensation package will be dependent on the mix of experienced drivers attracted to the Company and on rates and severity of future accidents, cargo damage and worker's compensation claims, as well as other factors. In addition, the Year 2000 issue is extremely complex and compliance failures on the part of customers and/or suppliers that are outside the control of the Company could have a material negative impact on future operating results.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None applicable.

ITEM 2.   CHANGES IN SECURITIES
          None applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None applicable.

ITEM 5.   OTHER INFORMATION
          As discussed in Part 1, Item 2, the Company closed a $100 million offering of senior notes in September of 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits
               27.1 Financial Data Schedule
               27.2 1997 Restated Financial Data Schedule

          (b)  Reports on Form 8-K
               The Company filed a Form 8-K on September 10, 1998 containing information relating to Items 5 and 7 of that Form and announcing a $100 million sale of senior notes dated September 10, 1998 and due September 15, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       J.B. HUNT TRANSPORT SERVICES, INC.



DATE: November 12, 1998                BY:  /s/ Kirk Thompson
                                          ----------------------------------
                                          Kirk Thompson
                                          President and
                                          Chief Executive Officer




DATE: November 12, 1998                BY:  /s/ Jerry W. Walton
                                          ----------------------------------
                                          Jerry W. Walton
                                          Executive Vice President, Finance
                                          and Chief Financial Officer