Form 10-K
period 1998-12-31
HUNT J B TRANSPORT SERVICES INC
filed 1999-03-03
CIK 728535

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED                        COMMISSION FILE NUMBER
          DECEMBER 31, 1998                                  0-11757


                       J.B. HUNT TRANSPORT SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          ARKANSAS                                  71-0335111
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

      615 J.B. HUNT CORPORATE DRIVE                                   72745
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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF 17,511,121 SHARES OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 26, 1999 WAS $411,511,344 (BASED UPON $23.50 PER SHARE BEING THE CLOSING SALE PRICE ON THAT DATE, AS REPORTED BY NASDAQ). IN MAKING THIS CALCULATION, THE ISSUER HAS ASSUMED, WITHOUT ADMITTING FOR ANY PURPOSE, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT, AND NO OTHER PERSONS, ARE AFFILIATES.

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                STOCK, AS OF FEBRUARY 26, 1999: 35,618,707.

                    DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE NOTICE AND PROXY STATEMENT FOR THE ANNUAL MEETING OF THE
              STOCKHOLDERS TO BE HELD APRIL 15, 1999 PART II.

PART I
ITEM 1.   BUSINESS
GENERAL
     J.B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries ("JBH" or the "Company"), is a diversified transportation services and logistics company operating under the jurisdiction of the U.S. Department of Transportation (DOT) and various state regulatory agencies. JBH is an Arkansas holding company incorporated on August 10, 1961. Through its subsidiaries JBH provides a wide range of logistics and transportation services to a diverse group of customers. The Company directly manages or provides tailored, technology-driven solutions to a growing list of Fortune 500 companies. These customers may request specifically targeted transportation service or outsource their entire logistics function to JBH. The Company also directly transports full-load containerizable freight throughout the continental United States and portions of Canada and Mexico. Transportation services may utilize JBH equipment and employees, or may employ equipment and services provided by unrelated third parties in the transportation industry. The Company presently has three distinct operating segments: Van/Intermodal ("VAN"); J.B. Hunt Logistics ("JBHL"); and Dedicated Contract Services ("DCS"). See Note (9) Segment Information of the Notes to Consolidated Financial Statements.

     VAN
     Primary transportation service offerings classified in this segment include full truck-load, dry-van, containerizable freight which is typically transported utilizing company-owned revenue equipment. Freight is picked up at the dock or specified location of the shipper and transported directly to the location of the consignee. The load may be transported entirely by company-owned and controlled power equipment or a portion of the movement may be handled by a third-party motor carrier or a railroad. Approximately 45% of VAN revenue in 1998 was transported by a railroad for a portion of the movement. If any portion of a movement is handled by a railroad, the entire amount billed to the customer is considered to be intermodal revenue. Typically, the charges for the entire movement are billed to the customer by the Company and the Company, in turn, pays the railroad or third-party for their portion of the transportation services provided. In 1993, rail operations were expanded to utilize newly-designed high-cube containers which can be separated from the chassis and double-stacked on rail cars to provide improved productivity. Freight may be transported by rail utilizing traditional trailer-on-flatcar (TOFC) medium for a portion of the line-haul, or containers separated from the chassis, double-stacked on railcars and moved as container-on-flatcar (COFC). The Company has agreements with nine different railroads and substantially all of the freight carried under these rail arrangements receives priority space on trains and preferential loading and unloading service at rail facilities.

     JBH VAN has certain Canadian authorities which were initially granted in 1988 and may transport freight to and from all points in the continental United States to Quebec, British Columbia and Ontario. The Company has authorization to operate directly in all the Canadian provinces, but to date has served limited points in Canada, primarily through interchange operations with Canadian motor carriers. The Company has provided transportation services to and from Mexico since 1989, primarily through interchange operations with various Mexican motor carriers. A joint venture agreement with Transportacion Maritima Mexicana, one of the largest transportation companies in Mexico, was signed in 1992. At December 31, 1998, VAN operated approximately 6,700 tractors and 32,420 trailers/containers. VAN gross operating revenues were $1,379 million in 1998, an increase of 19% over 1997.

     JBHL
     The Company formally began offering transportation logistics services in 1992. JBHL services typically refer to an arrangement whereby a shipper may outsource a substantial portion of or their entire distribution and transportation process to one organization. JBHL provides a wide range of comprehensive transportation and management services including experienced professional managers, information and optimization technology, and the actual design or redesign of system solutions. A new JBHL customer or arrangement may require a significant amount of up-front analysis and design time while alternatives are considered and custom systems and software are developed. Once a logistics arrangement is in place, JBHL may utilize VAN and/or DCS owned and controlled transportation equipment, unrelated third-party equipment and employees, or a combination to meet the customer's service requirements. JBHL gross operating revenues were $317 million in 1998, an increase of 25% over 1997.

     DCS
     The Company began formally offering dedicated contract services in 1992. DCS operations typically include company-owned revenue equipment and employee drivers that are assigned to a specific customer, traffic lane or service. The service is engineered and customized for the specific customer and is typically in accordance with a written, long-term agreement. Frequently DCS operations provide service to customers that wish to augment or outsource their private fleet. It is common for one customer's dedicated service requirements to relate to limited traffic lanes or freight moving in only one direction. As a result, DCS operations frequently utilize VAN freight to provide backhauls which allow equipment to be repositioned for the DCS customer's next movement. The DCS and VAN segments also frequently share facilities such as terminals, maintenance shops, bulk fuel locations and trailer pools. At December 31, 1998, DCS operated approximately 2,200 tractors and 2,950 trailers. DCS gross operating revenues were $212 million in 1998, an increase of 41% over 1997.

     OTHER
     Prior to 1996, the Company had operated additional businesses including a flatbed division, a business that transported small parcels, and a division that specialized in the transportation of hazardous commodities. In early 1996, the Company embarked upon a strategy to concentrate its efforts on VAN, JBHL and DCS. In accordance with that strategy, assets and operations of other service offerings were subsequently sold. The small parcel and hazardous commodities businesses were sold in 1996 and the flatbed business was sold in 1997.

MARKETING AND OPERATIONS
     JBH transports a wide range of products including automotive parts, department store merchandise, paper and wood products, food and beverages, plastics, chemicals and manufacturing materials and supplies. The Company's primary customers include many of the "Fortune 500" companies, but no single customer accounted for more than 7% of revenues during 1998. A broad geographic dispersion and a good balance in the type of freight transported allow JBH some protection from major seasonal fluctuations. However, consistent with the truckload industry in general, freight is typically stronger during the second half of the year, with peak volume occurring in August through mid November. Revenue and earnings are also affected by bad weather, holidays, fuel prices and railroad service levels.

     The Company generally markets all three of its service offerings through a nationwide marketing network. All transportation services offered are typically billed directly to the customer by JBH and all inquiries, claims and other customer contacts are handled by the Company. Certain marketing, sales, engineering and design functions are assigned to each operating segment. However, marketing strategy, pricing and national account service coordination is managed at the corporate level.

PERSONNEL
     At December 31, 1998, JBH employed approximately 14,250 people, including 10,500 drivers. Historically the truckload transportation industry and the Company have experienced shortages of qualified drivers. In addition, driver turnover rates for truckload motor carriers frequently exceed 100%. In September of 1996, J.B. Hunt announced a new compensation program for the approximate 3,500 over-the-road VAN drivers. This comprehensive package, which was effective February 25, 1997, included an average 33% increase in wages for this group of employees. This program was designed to attract and retain a professional and experienced work force capable of delivering a high level of customer service. As anticipated, this increase in driver wages and benefits was partially offset by lower driver recruiting and training expense, reduced accident costs and better equipment utilization. The average driver turnover in the VAN business was 46% in 1998 and 45% in 1997, down from 86% in 1996. Drivers are frequently designated as local, regional, regular route or dedicated and over-the-road and typically compensated on a rate-per-mile basis, a rate per week basis or a combination of factors. JBH also employed approximately 2,550 office personnel and 1,200 mechanics at December 31, 1998. No employees are represented by collective bargaining agreements and management believes that its relationship with its employees is excellent.

REVENUE EQUIPMENT
     At December 31, 1998, JBH owned approximately 8,900 tractors and operated 12,980 trailers and 22,390 containers. JBH believes that modern, late-model, clean equipment differentiates quality customer service, increases equipment utilization and reduces maintenance costs and downtime. Accordingly, the average age of the VAN tractor and trailing fleet was approximately two years and four years, respectively, at December 31, 1998. In 1993, the Company commenced receiving a newly-designed container and chassis combination that could be transported over the road by truck and also be moved by rail or ship. The container and chassis may be transported as a single unit by rail (TOFC) or the container can be separated from the chassis and double-stacked (COFC) on rail cars or ships for improved productivity. Containers comprised approximately 70% of the VAN trailing fleet at December 31, 1998. The composition of the dedicated contract fleet varies with specific customer service requirements. All JBH revenue equipment is maintained in accordance with a specific maintenance program primarily based on age and miles traveled. The JBHL business is non-asset based, since the revenue equipment is provided by VAN, DCS and third parties.

COMPETITION
     JBH is the largest publicly held truckload carrier in the United States. It competes primarily with other irregular route, truckload common carriers. Less-than-truckload common carriers and private carriers generally provide limited competition for truckload carriers. JBH is one of a few carriers offering nationwide logistics management and dedicated revenue equipment services. Although a number of carriers may provide competition on a regional basis, only a limited number of companies represent competition in all markets. The extensive rail network developed in conjunction with the various railroads also allows the Company the opportunity to differentiate its services in the marketplace.

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

     The federal Motor Carrier Act of 1980 was the start of a program to increase competition among motor carriers and limit the level of regulation in the industry (sometimes referred to as "deregulation"). The Motor Carrier Act of 1980 enabled applicants to obtain operating authority more easily and allowed interstate motor carriers, such as the Company, to change their rates by a certain percentage per year without approval. The new law also allowed for the removal of many route and commodity restrictions regarding the transportation of freight. As a result of the Motor Carrier Act of 1980, the Company was able to obtain unlimited authority to carry general commodities throughout the 48 contiguous states. Effective January 1, 1995, the federal government issued guidelines which allow motor carriers more flexibility in intrastate operations. Although this reduced level of state regulation increased the level of competition in some regions, the Company believes it has ultimately benefited from this legislation.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters are in Lowell, Arkansas. A 150,000-square-foot building was constructed and occupied in September 1990. In addition to the corporate headquarters, the Company owns a separate 40-acre tract in Lowell, Arkansas with three separate buildings totaling 18,000 square feet of office space and 80,000 square feet of maintenance and warehouse space. These buildings serve as the Lowell operations terminal, tractor and trailer maintenance facilities and additional administrative offices. A new terminal and maintenance facility was constructed and occupied in Chicago, Illinois during 1996. A new terminal and maintenance facility was also constructed and occupied in Kansas City, Missouri during early 1999.

A summary of the Company's principal facilities follows:

                                                                         Maintenance Shop                 Office Space
Location                                       Acreage                      (square feet)                (square feet)
----------------------------------------------------------------------------------------------------------------------
    Atlanta, Georgia                                30                             29,800                       10,400
    Chicago, Illinois                               27                             50,000                       14,000
    Dallas, Texas                                   14                             24,000                        7,800
    Detroit, Michigan                               27                             44,300                       10,800
    East Brunswick, New Jersey                      20                             20,000                        7,800
    Houston, Texas                                  13                             24,700                        7,200
    Kansas City, Missouri                           10                             31,000                        6,700
    Little Rock, Arkansas                           24                             29,200                        7,200
    Louisville, Kentucky                            14                             40,000                       10,000
    Lowell, Arkansas (corporate headquarters)       50                                 --                      150,000
    Lowell, Arkansas                                40                             50,200                       14,000
    Lowell, Arkansas (trailer facilities)           14                             29,800                        4,000
    San Bernardino, California                       8                             14,000                        4,000
    South Gate, California                          12                             12,000                        5,500

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1998 to a vote of security holders.

EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the executive officers of the Company is set forth below:

                                                                                                  Executive
Name                    Age     Position with Company                                           Officer Since
----                    ---     ---------------------                                           -------------
J.B. Hunt                72     Senior Chairman of the Board; Director                               1961
Wayne Garrison           46     Chairman of the Board; Director                                      1979
Johnelle Hunt            67     Secretary; Director                                                  1972
Kirk Thompson            45     President and Chief Executive Officer; Director                      1984
Paul R. Bergant          52     Executive Vice President, Marketing                                  1985
Bob D. Ralston           52     Executive Vice President, Equipment and Properties                   1989
Jerry W. Walton          52     Executive Vice President, Finance and Chief Financial Officer        1991
Robert E. Logan          60     Chief Information Officer                                            1997
A. Craig Harper          41     Executive Vice President, Operations                                 1997
Dr. Jun-Sheng Li (1)     40     President J.B. Hunt Logistics and Executive Vice President,
                                   Integrated Solutions                                              1998
John N. Roberts III (2)  34     President, Dedicated Contract Services                               1997

(1) Dr. Jun-Sheng Li joined the Company in 1994 as Senior Vice President of J.B. Hunt Logistics. In June of 1995, he was named President of J.B. Hunt Logistics and in June of 1998, he was appointed to the additional post of Executive Vice President, Integrated Solutions.

(2) Mr. Roberts joined the Company in 1989 as a management trainee. In December of 1990, he became a Regional Marketing Manager. In February of 1996, he was named Vice President, Marketing Strategy and was appointed President, Dedicated Contract Services, in July of 1997.

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

                                 1998                              1997
                           -----------------                -----------------
Period                       High        Low                 High       Low
------------------------------------------------------------------------------
1st Quarter                $30.63     $17.38                $15.00     $13.38
2nd Quarter                 36.13      27.50                 16.13      13.63
3rd Quarter                 38.88      14.00                 18.50      14.50
4th Quarter                 23.00      12.31                 19.25      15.00

     On February 26, 1999, the high and low sales prices for the Company's common stock as reported by the NASDAQ were $23.50 and $22.875, respectively. As of February 26, 1999, the Company had 1,693 stockholders of record.

DIVIDEND POLICY
     On January 28, 1999, the Board of Directors declared a quarterly dividend of $.05 per share, payable on February 24, 1999 to shareholders of record on February 10, 1999. Although it is the present intention of the Board of Directors to continue quarterly dividends, payment of future dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors. The Company declared and paid cash dividends of $.20 per share in 1998 and 1997.

ITEM 6.   SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)


Years Ended December 31                         1998        1997        1996        1995         1994
-------------------------------------------------------------------------------------------------------
Operating revenues                            $1,841.6    $1,554.3    $1,486.7    $1,352.2     $1,207.6
Operating income                                 103.0        42.9        60.4        21.3         84.9
Earnings (loss) before cumulative effect
  of changes in accounting methods                46.8        11.4        22.1        (2.2)        40.4
Basic earnings (loss) per share before
  cumulative effect of changes in
  accounting methods                              1.32         .31         .58        (.06)        1.05
Cash dividends per share                           .20         .20         .20         .20          .20
Total assets                                   1,171.5     1,021.9     1,043.4     1,016.8        993.7
Long-term debt                                   417.0       322.8       332.6       339.0        299.2
Stockholders' equity                             375.7       338.0       357.3       356.9        377.9
Years Ended December 31                        1993       1992       1991       1990       1989
--------------------------------------------------------------------------------------------------
Operating revenues                            $1,020.9     $912.0     $733.3     $579.8     $509.3
Operating income                                  78.6       69.1       59.4       56.9       61.8
Earnings (loss) before cumulative effect
  of changes in accounting methods                38.2       36.9       29.5       30.0       30.6
Basic earnings (loss) per share before
  cumulative effect of changes in
  accounting methods                              1.00       1.03        .85        .85        .87
Cash dividends per share                           .20        .20        .19        .16        .16
Total assets                                     862.4      715.7      520.1      452.7      384.7
Long-term debt                                   303.5      216.3      156.9      137.6      105.0
Stockholders' equity                             344.0      308.6      215.8      191.1      175.5

     Diluted earnings per share were $1.28, $.31 and $.58, for the years 1998, 1997 and 1996, respectively.

Percentage of Operating Revenue

Years Ended December 31                   1998      1997      1996      1995       1994
------------------------------------------------------------------------------------------
Operating revenues                         100.0%    100.0%    100.0  %100.0%       100.0%
Operating expenses:
  Salaries, wages
    and employee benefits                   34.9      34.4      32.6      33.8       33.5
  Purchased transportation                  30.7      30.6      27.2      25.4       23.9
  Fuel and fuel taxes                        7.5       9.1      10.8      10.6       10.9
  Depreciation                               7.4       8.4       8.4       9.6        9.2
  Operating supplies and expenses            8.2       8.4       8.0       8.4        6.9
  Insurance and claims                       1.8       2.4       3.9       3.8        3.1
  Operating taxes and licenses               1.3       1.6       1.9       2.0        2.2
  General and administrative expenses        1.6       1.2       1.9       2.4        2.2
  Communication and utilities                1.0       1.1       1.2       1.1        1.1
  Special charges                            --        --        --        1.3        --
                                          ------    ------    ------    ------     ------
     Total operating expenses               94.4      97.2      95.9      98.4       93.0
                                          ------    ------    ------    ------     ------
Operating income                             5.6       2.8       4.1       1.6        7.0
Interest expense                             1.6       1.6       1.7       1.8        1.6
Income taxes                                 1.5        .5        .9       --         2.1
Cumulative effect of changes in
     accounting methods                      --        --        --        --         --
                                          ------    ------    ------    ------     ------
Net earnings (loss)                          2.5%       .7%      1.5%      (.2%)      3.3%
                                          ======    ======    ======    ======     ======

Years Ended December 31                   1993      1992      1991       1990      1989
------------------------------------------------------------------------------------------
Operating revenues                         100.0%    100.0%    100.0%     100.0%    100.0%
Operating expenses:
  Salaries, wages
    and employee benefits                   36.4      38.2      40.0       41.4      42.1
  Purchased transportation                  18.4      12.2       7.0        0.7       0.7
  Fuel and fuel taxes                       12.4      14.2      16.3       17.3      15.7
  Depreciation                               8.2       9.5       9.4        9.7       9.5
  Operating supplies and expenses            7.2       7.4       8.0        8.8       8.5
  Insurance and claims                       4.0       4.8       4.7        5.4       4.5
  Operating taxes and licenses               2.8       2.8       3.0        3.2       3.5
  General and administrative expenses        1.9       2.0       2.1        2.3       1.7
  Communication and utilities                1.0       1.3       1.4        1.4       1.7
  Special charges                            --        --        --         --        --
                                          ------    ------    ------     ------    ------
     Total operating expenses               92.3      92.4      91.9       90.2      87.9
                                          ------    ------    ------    ------     ------
Operating income                             7.7       7.6       8.1        9.8      12.1
Interest expense                             1.4       1.2       1.5        1.2       1.8
Income taxes                                 2.6       2.3       2.6        3.4       4.3
Cumulative effect of changes in
     accounting methods                      --         .2       (.2)       --        --
                                          ------    ------    ------     ------    ------
Net earnings (loss)                          3.7%      4.3%      3.8%       5.2%      6.0%
                                          ======    ======    ======     ======    ======

The following table sets forth certain operating data of the Company.


Years Ended December 31                  1998        1997        1996        1995        1994
---------------------------------------------------------------------------------------------
Total loads                         2,243,856   1,802,006   1,605,546   1,361,251   1,187,815
Average number of tractors in
     the fleet during the year          8,207       7,629       7,728       7,559       7,094
Tractors operated (at year end)         8,906       7,508       7,750       7,706       7,412
Trailers/containers (at year end)      35,366      30,391      27,773      24,618      22,687
Tractor miles (in thousands)          922,560     790,018     810,450     772,199     740,626
Years Ended December 31                  1993        1992        1991        1990        1989
---------------------------------------------------------------------------------------------
Total loads                         1,081,013     960,031     796,929     596,574     536,448
Average number of tractors in
     the fleet during the year          6,890       6,424       5,286       4,413       3,616
Tractors operated (at year end)         6,775       7,004       5,843       4,729       4,096
Trailers/containers (at year end)      19,089      17,391      12,389      10,563       9,339
Tractor miles (in thousands)          718,767     733,700     638,926     551,175     495,377

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes appearing in this annual report.

SUMMARY OF 1998
     J.B. Hunt's 1998 financial and operating results reflected a number of positive trends when compared with 1997. For the first time since 1996, the Company experienced a net increase in the tractor fleet. A 9% increase in VAN tractor count and a 17% increase in the VAN driver force during 1998 contributed to a 19% increase in VAN segment revenue. Intermodal revenue, which is included in the VAN segment, increased 12% during 1998 and also helped support revenue growth. VAN truck only revenue per loaded mile increased nearly 2% during 1998, while intermodal rates declined nearly 3%. The significant increase in the VAN driver to tractor ratio also helped improve tractor utilization to 2,645 miles per week in 1998 from 2,555 in 1997. This approximate $225 million increase in VAN revenue and higher tractor utilization contributed to the significant increase in 1998 VAN operating income. VAN earnings were also favorably impacted in 1998 by lower fuel prices and lower insurance and claims costs.

     The 25% increase in the JBHL segment revenue during 1998 was due to new logistics agreements with new customers and growth of business levels with existing customers. The increase in 1998 JBHL operating income was primarily related to the higher revenue levels, as JBHL margins remained relatively constant. DCS segment revenue increased 41% to $211.9 million in 1998 from $150.7 million in 1997. This increase in DCS revenue was driven by both new customer contracts and additional projects or fleet additions to existing contracts. The higher level of DCS operating income during 1998 was primarily due to the growth of segment revenue and cost reduction actions in certain projects. Lower fuel costs also contributed to higher operating income in the DCS segment. Other revenue in 1997 included the flatbed business which was sold in 1997.

RESULTS OF OPERATIONS

     1998 COMPARED WITH 1997

                                              Operating Segments
                                          For Years Ended December 31
                                           (in millions of dollars)

                                               Gross Revenue                               Operating Income
                               ----------------------------------------------         ------------------------
                                   1998             1997            % Change           1998               1997
                                   ----             ----            --------           ----               ----
Van/Intermodal                  $1,378.4          $1,153.5              19%            $ 81.1            $28.2
JBHL                               317.3             254.1              25                7.5              6.1
DCS                                211.9             150.7              41               17.0             10.9
Other                                8.0              59.8             (87)              (2.6)            (2.3)
                                --------          --------            ----              -----            -----
     Subtotal                    1,915.6           1,618.1              18              103.0             42.9
Inter-segment eliminations         (74.0)            (63.8)             --                 --               --
                                --------          --------            ----              -----            -----
     Total                      $1,841.6          $1,554.3              18%            $103.0            $42.9
                                ========          ========            ====             ======            =====

     The following table sets forth items in the Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

                                                            Percentage of                         Percentage
                                                          Operating Revenue                         Change
                                                        ---------------------                    -------------
                                                        1998             1997                    1998 vs. 1997
                                                        ----             ----                    -------------
Operating revenues                                      100.0%           100.0%                      18.5%
Operating expenses:
    Salaries, wages and employee benefits               34.9%            34.4%                       20.3%
    Purchased transportation                            30.7             30.6                        18.9
    Fuel and fuel taxes                                  7.5              9.1                        (3.0)
    Depreciation                                         7.4              8.4                         4.3
    Operating supplies and expenses                      8.2              8.4                        16.6
    Insurance and claims                                 1.8              2.4                       (13.8)
    Operating taxes and licenses                         1.3              1.6                        (2.3)
    General and administrative expenses                  1.6              1.2                        49.0
    Communication and utilities                          1.0              1.1                        13.2
                                                       -----             ----                       -----
       Total operating expenses                         94.4             97.2                        15.0
                                                        ----             ----                       -----
       Operating income                                  5.6              2.8                       140.1
Interest expense                                         1.6              1.6                        16.8
                                                       -----             ----                       -----
       Earnings before income taxes                      4.0              1.2                       305.5
Income taxes                                             1.5               .5                       294.9
                                                       -----             ----                       -----
       Net earnings                                      2.5%              .7%                      312.1%
                                                       =====            =====                       =====

OPERATING EXPENSES
     Total operating expenses in 1998 increased 15% over 1997, while total operating revenues increased nearly 19% during the same period. Operating expenses expressed as a percentage of operating revenues (operating ratio) were 94.4% in 1998, compared with 97.2% in 1997. Salaries, wages and employee benefits increased 20% during 1998 and rose to 34.9% of revenue in 1998 from 34.4% in 1997. This increase was primarily due to an increase in driver wages as a percentage of revenue, driven by the mix change of more experienced, higher paid drivers, partly offset by lower worker's compensation claims costs. The increase in purchased transportation expense was related to the growth of intermodal and JBHL business, which results in higher payments to railroads and third-party motor carriers for purchased transportation services. Significantly lower fuel costs per gallon and slightly higher fuel miles per gallon performance helped drive fuel and fuel tax expense down in 1998.

     Depreciation expense increased approximately 4% during 1998, but declined to 7.4% of revenue in 1998 from 8.4% in 1997. The amount of revenue equipment depreciation expense increased in relative proportion to the size of the fleet. However, depreciation was reduced by gains on the sale of certain assets. Gains on asset dispositions reduce depreciation expense and totaled $4.1 million in 1998, compared with $.7 million in 1997. Gains were recognized during 1998 on the sale of land in Lowell, Arkansas, a small subsidiary company and certain tractors and trailing equipment. Operating supplies and expenses include maintenance on revenue equipment and tires and increased in relative proportion to the fleet size. The decline in operating supplies and expenses as a percentage of revenue was due primarily to the growth of non-asset based revenue.

     The significant decrease in insurance and claims expense was the result of fewer vehicle collisions during 1998 and a decline in the cost per collision. The Company was successful in attracting and retaining experienced professional drivers that have been involved in fewer vehicle collisions and reduced accident costs. The decline in operating taxes and licenses was due, in part, to refunds received from certain state taxing authorities. The increase in general and administrative expenses was partly due to higher levels of spending for computer rental and maintenance. This spending was related to the decision to lease rather than purchase certain computer equipment and also for Year 2000 compliance work. Communications and utilities increased in relative proportion to revenue growth. Interest expense increased 17%, primarily due to higher debt levels. The effective income tax rate was 37% in 1998 and 38% in 1997.

     As a result of the above, net earnings for 1998 increased to $46.8 million, or diluted earnings per share of $1.28, compared with $11.4 million in 1997, or $.31 per diluted share. A decrease in the number of weighted average shares outstanding (before the effect of dilutive stock options), was primarily due to the Company's acquisition of treasury shares. An increase in weighted average shares assuming dilution resulted from the increased effect of dilutive stock options caused by the increase in the Company's average market price of common stock during 1998.

SUMMARY OF 1997
     J.B. Hunt's 1997 financial and operating results reflect some significant management actions which were implemented during 1997 and late 1996. In early 1996, a decision was made to concentrate Company resources on the three operating segments of VAN, JBHL and DCS. Assets and businesses which did not relate to these segments were sold. Businesses which transported small parcels and specialized in hazardous commodities were sold during 1996 and a flatbed operation was sold in 1997. In September of 1996, a new VAN over-the-road driver compensation package was announced, which became effective in February of 1997. This new pay and benefit package, which increased annual pay by approximately 33% for certain VAN drivers, was successful in attracting and retaining experienced and professional drivers. Driver turnover in the VAN business declined to 45% in 1997 from 86% in 1996. The increased cost of the new pay and benefit package was partly offset, as anticipated, by closing the two company-owned driver training schools, lower driver recruiting expense, reduced vehicle collisions and higher tractor utilization. The ability to add drivers and a strong demand for transportation services during late 1997 combined to produce revenue growth during the fourth quarter of 1997.

     Consolidated operating revenues increased 4.5% in 1997, to $1,554.3 million from $1,486.7 million in 1996. Operating revenue in the VAN segment increased 7%, to $1,153.5 million in 1997 from $1,082.8 million in 1996. This increase was primarily due to a 9% increase in the size of the tractor fleet, offset by approximately 2% reductions in both truck only and intermodal rates. JBHL revenues increased 46% to $254.1 million in 1997 from $173.6 million in 1996. This increase in JBHL revenue was primarily due to new business and contracts executed with significant "Fortune 500" customers. DCS revenue increased 19%, to $150.7 million in 1997 from $126.9 million in 1996. This increase in DCS revenue was driven by both new customer contracts and additional projects or fleet additions to existing contracts. The DCS tractor count increased by 18% in 1997. Other revenue in 1997 and 1996 included the parcel management and special commodities operations which were sold in 1996 and a flatbed division which was sold in 1997.

1997 COMPARED WITH 1996

                                              Operating Segments
                                          For Years Ended December 31
                                           (in millions of dollars)

                                               Gross Revenue                               Operating Income
                               ---------------------------------------------          ------------------------
                                   1997             1996           % Change             1997              1996
                                   ----             ----           --------             ----              ----
Van/Intermodal                  $1,153.5          $1,082.8               7%             $28.2            $43.4
JBHL                               254.1             173.6              46                6.1              5.1
DCS                                150.7             126.9              19               10.9             10.0
Other                               59.8             150.5             (60)              (2.3)             1.9
                                 -------           -------            ----              -----            -----
     Subtotal                    1,618.1           1,533.8               5               42.9             60.4
Inter-segment eliminations         (63.8)            (47.1)            --                  --               --
                                ---------         --------            ----              -----            -----
     Total                      $1,554.3          $1,486.7               5%             $42.9            $60.4
                                ========          ========            ====              =====            =====

     The following table sets forth items in the Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

                                                            Percentage of                       Percentage
                                                         Operating Revenues                       Change
                                                        ---------------------                 -------------
                                                        1997             1996                 1997 vs. 1996
                                                        ----             ----                 -------------
Operating revenues                                     100.0%           100.0%                      4.5%

Operating expenses:
    Salaries, wages and employee benefits               34.4%            32.6%                     10.3%
    Purchased transportation                            30.6             27.2                      17.7
    Fuel and fuel taxes                                  9.1             10.8                     (11.5)
    Depreciation                                         8.4              8.4                       4.6
    Operating supplies and expenses                      8.4              8.0                       8.8
    Insurance and claims                                 2.4              3.9                     (35.1)
    Operating taxes and licenses                         1.6              1.9                     (10.3)
    General and administrative expenses                  1.2              1.9                     (32.5)
    Communication and utilities                          1.1              1.2                      (8.0)
                                                     -------           ------                    ------
       Total operating expenses                         97.2             95.9                       6.0
                                                     -------           ------                    ------
       Operating income                                  2.8              4.1                     (28.9)
Interest expense                                         1.6              1.7                       (.5)
                                                      ------            -----                    ------
       Earnings before income taxes                      1.2              2.4                     (48.6)
Income taxes                                              .5               .9                     (48.6)
                                                      ------            -----                    ------
       Net earnings                                       .7%             1.5%                    (48.6%)
                                                      ======            =====                    ======

OPERATING EXPENSES
     Total operating expenses in 1997 increased 6% over 1996, while operating revenues increased 4.5% over the same period. Operating expenses expressed as a percentage of operating revenues (operating ratio) were 97.2% in 1997, compared with 95.9% in 1996. The increase in salaries, wages and employee benefits was primarily due to the new driver compensation package, which was effective in February of 1997. The significant increase in purchased transportation was consistent with trends in recent years and reflects payments to railroads and other third-party companies that provided transportation services to the Company. Fuel and fuel taxes expense declined, primarily due to lower fuel cost per gallon and improved miles per gallon performance.

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

     As a result of the above, net earnings for 1997 declined to $11.4 million, or diluted earnings per share of $.31, from $22.1 million, or $.58 per diluted share in 1996. A decrease in the number of weighted average shares outstanding (before the effect of dilutive stock options), was primarily due to the Company's acquisition of treasury shares.

LIQUIDITY AND CAPITAL RESOURCES
     The Company generates significant amounts of cash from operating activities. Net cash provided by operating activities was $183 million in 1998, $161 million in 1997 and $141 million in 1996. During the three year period ended December 31, 1998, primary operating cash requirements were applied to increases in accounts receivable, other current assets (inventories, licenses and permits) and to pay claims. Primary sources of cash included net earnings, depreciation, trade accounts payable and deferred income taxes.

     Net cash used in investing activities was $261 million in 1998, $90 million in 1997 and $131 million in 1996. The primary use of funds for investing activities was the acquisition of new revenue equipment. New tractor purchases were approximately 2,900 in 1998, 2,400 in 1997 and 2,000 in 1996. The level of investment spending for trailing equipment varied significantly during the three year period ended December 31, 1998. The total number of trailing pieces of equipment purchased was approximately 4,700 in 1998, 490 in 1997 and 1,900 in 1996. The Company leased trailing equipment in 1998 and 1997 to supplement its owned fleet.

     Financing activities generated $83 million in 1998 and consumed $71 million in 1997 and $10 million in 1996. The Company sold $100 million of 7.00% senior notes in September of 1998, which will mature in September of 2004. Financing activities also included the purchase of treasury stock totaling $5.8 million in 1998, $22.0 million in 1997 and $17.8 million in 1996. Funds were also used for repayments of debt and to pay dividends.


SELECTED BALANCE SHEET DATA
As of December 31                                                           1998         1997         1996
----------------------------------------------------------------------------------------------------------
Working capital ratio                                                       1.09          .97         1.03
Current maturities of long-term debt (millions)                           $ 16.4       $ 17.5       $ 49.8
Total debt (millions)                                                     $  433       $  340       $  382
Total debt to equity                                                        1.15         1.01         1.07
Total debt as a percentage of total capital                                  .54          .50          .52

     The Company is authorized to issue up to $240 million in notes under a commercial paper note program, of which $131 million was outstanding at December 31, 1998. In addition, the Company has approximately $95 million of uncommitted lines of credit, none of which were outstanding at December 31, 1998.

     From time to time the Board of Directors authorizes the repurchase of Company common stock. Purchases of Company stock were:


                                              1998                1997              1996
     -----------------------------------------------------------------------------------------
     Number of shares acquired               225,000            1,468,000          1,159,000
     Price range of shares              $17.69 - $27.94     $13.50 - $17.00    $14.13 - $16.63

     At December 31, 1998, the Company had committed to purchase approximately $110 million of revenue and service equipment net of expected proceeds from sale or trade-in allowances. Additional capital spending for new revenue equipment is anticipated during 1999, however, funding for such expenditures is expected to come from cash generated from operations and existing borrowing facilities.

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

     The Company recognized the importance of Year 2000 issues and developed an action plan in 1996. The plan includes systematic reviews of all internal hardware, software and functions to either verify that the system is Year 2000 compliant or modify/replace the software or system as required. The process includes the use of a software testing tool which simulates the transition to the Year 2000. The original plan contemplated all conversion efforts to be completed by the end of 1998. As of December 31, 1998, the majority of application programs (i.e. software that interacts with users through computer terminals and produces reports) had been modified or replaced. These programs have been unit tested by IT staff members, but still require detail testing by users and Year 2000 simulation. A number of the primary financial systems utilized to pay vendors, track customer accounts receivable and produce regular financial reports have been converted or are in the final stages of conversion to be Year 2000 compliant. The additional modifications, installations and unit testing of the Company's internal computer and IT applications are currently expected to be completed by July 1, 1999.

     In addition to the issues and risks associated with the Company's internal IT systems and equipment, the Company has relationships and is dependent upon a number of third parties that include customers and suppliers of goods and services. Daily business operations include the electronic data interchange of information (EDI) with customers and providers of transportation services such as railroads and motor freight carriers. Other third party providers of critical services such as voice and data communications, natural gas and electricity, and diesel fuel are also an integral part of daily business operations. If significant numbers or certain critical customers or suppliers experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could adversely affect the Company's normal business activities. While some of these risks are not controllable by the Company, a number of actions and procedures have been implemented to assess and/or reduce this risk. Formal communications have been initiated with certain significant customers and suppliers. Depending upon the circumstances, formal certifications of Year 2000 compliance have been requested and received. The Company has not received enough formal responses to date to make an accurate assessment of the Year 2000 readiness of its primary customers and suppliers.

     Since 1996, the Company has spent approximately $1.3 million on Year 2000 compliance. Estimated future expense to complete testing and related compliance work is $200,000 for a total cost of $1.5 million. These costs are being charged to operations as incurred. This cost estimate excludes certain new system acquisitions, development and implementation expenses that relate to on-going business activity, normal upgrades and enhancements. The Company has also spent approximately $4.4 million of acquisition and implementation costs for primary financial systems upgrades. These costs are being capitalized and amortized over the estimated useful life of the software since these new systems were acquired for business reasons and not to remediate Year 2000 problems, if any, in the former systems. Current estimated future costs for such financial systems upgrades are $3.0 million.

     The Company presently believes that its internal computer systems and equipment will not pose significant operational problems relative to the Year 2000 issue. There can be no assurance that the Company will properly identify all Year 2000 issues or that certain external customers or suppliers will not experience disruption of IT functions or actual services provided. Even short-term disruption of telecommunications service, for example, could have a material adverse impact on the Company's business. In order to reduce the risks associated with the Year 2000 problem, the Company is developing a contingency plan which is expected to be completed by June 30, 1999.

RECENT PRONOUNCEMENTS
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (1) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (2) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. SFAS 133 will be effective for the Company no later than the quarter ending March 31, 2000, SFAS 133 may not be applied retroactively to financial statements of prior periods. The Company has not determined the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

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

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are affected by changes in short-term interest rates as a result of its issuance of short-term commercial paper. However, due to its selective utilization of interest rate swaps, the effects of interest rate changes are mitigated. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more in 1999 than in 1998, there would be no material adverse impact on the Company's results of operations. At December 31, 1998, the Company's interest rate swap agreements had a fair value of $1.6 million (net liability position). The Company has no material future earnings or cash flow expenses from changes in interest rates related to its long-term debt obligations as all of the Company's long-term debt obligations have fixed rates. At December 31, 1998, the fair value of the Company's fixed rate long-term obligations approximated carrying value.

     Although the Company conducts business in foreign countries, international operations are not material to the Company's consolidated financial position, results of operations or cash flows. Additionally, foreign currency translation gains and losses were not material to the Company's results of operations for the year ended December 31, 1998. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from it's foreign investment. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               PAGE
-------------------------------------------------------------------------------------------------------------------
Independent Auditors' Report                                                                                     16

Consolidated Balance Sheets as of December 31, 1998 and 1997                                                     17

Consolidated Statements of Earnings for years ended December 31, 1998, 1997 and 1996                             19

Consolidated Statements of Stockholders' Equity for years ended December 31, 1998, 1997 and 1996                 20

Consolidated Statements of Cash Flows for years ended December 31, 1998, 1997 and 1996                           22

Notes to Consolidated Financial Statements                                                                       24

INDEPENDENT AUDITORS' REPORT

     The Board of Directors
     J.B. Hunt Transport Services, Inc.:

     We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                  KPMG LLP



Little Rock, Arkansas
February 5, 1999

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                (Dollars in thousands, except per share amounts)

                                    ASSETS                 1998            1997
                                                      ------------     ------------
Current assets:
  Cash and cash equivalents                           $      9,227            3,701
  Trade accounts receivable                                184,367          169,198
  Refundable income taxes (note 4)                             937            2,711
  Inventories                                                6,917            6,339
  Prepaid licenses and permits                              14,887           10,476
  Other current assets                                       7,661            5,190
  Deferred income taxes (note 4)                             1,275            2,337
                                                      ------------     ------------

              Total current assets                         225,271          199,952
                                                      ------------     ------------

Property and equipment, at cost:
  Revenue and service equipment                          1,235,824        1,045,069
  Land                                                      20,337           19,109
  Structures and improvements                               67,937           59,446
  Furniture and office equipment                            93,935           93,854
                                                      ------------     ------------

              Total property and equipment               1,418,033        1,217,478

  Less accumulated depreciation                            492,633          420,671
                                                      ------------     ------------

              Net property and equipment                   925,400          796,807
                                                      ------------     ------------

Other assets (note 7)                                       20,808           25,160
                                                      ------------     ------------
                                                      ------------     ------------
                                                      $  1,171,479        1,021,919
                                                      ------------     ------------
                                                      ------------     ------------


                                      17                             (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                (Dollars in thousands, except per share amounts)


            LIABILITIES AND STOCKHOLDERS' EQUITY                 1998             1997
                                                             ------------    ------------
Current liabilities:
  Current maturities of long-term debt (note 2)              $     16,350          17,500
  Trade accounts payable                                          147,967         138,509
  Claims accruals                                                   6,131          22,306
  Accrued payroll                                                  23,684          16,096
  Other accrued expenses                                           11,909          10,677
                                                             -------------   ------------

              Total current liabilities                            206,041        205,088
                                                             -------------   ------------

Long-term debt, excluding current maturities (note 2)              417,045        322,790

Claims accruals                                                      7,166         15,168

Deferred income taxes (note 4)                                     165,570        140,909
                                                             -------------   ------------

              Total liabilities                                    795,822        683,955
                                                             -------------   ------------

Stockholders' equity (notes 2 and 3):
  Preferred stock, par value $100.  Authorized 10,000,000
    shares; none outstanding                                          -              -
  Common stock, par value $.01 per share.  Authorized
    100,000,000 shares; issued 39,009,858 shares                       390            390
  Additional paid-in capital                                       106,985        105,682
  Retained earnings                                                326,145        286,409
  Accumulated other comprehensive loss                              (5,621)        (5,621)
                                                             -------------   ------------

                                                                   427,899        386,860

  Treasury stock, at cost (3,401,501 shares in 1998 and
    3,346,550 shares in 1997)                                       52,242         48,896
                                                             -------------   ------------

              Total stockholders' equity                           375,657        337,964

Commitments and contingencies (notes 2, 3, 5 and 8)
                                                             -------------   ------------
                                                             $   1,171,479      1,021,919
                                                             -------------   ------------
                                                             -------------   ------------

          See accompanying notes to consolidated financial statements.

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                  Years ended December 31, 1998, 1997 and 1996

                (Dollars in thousands, except per share amounts)

                                                               1998             1997             1996
                                                           ------------     ------------     ------------
Operating revenues                                         $  1,841,628        1,554,292        1,486,748
Operating expenses:
  Salaries, wages and employee benefits (note 5)                642,946          534,415          484,702
  Purchased transportation                                      565,575          475,768          404,140
  Fuel and fuel taxes                                           137,561          141,770          160,265
  Depreciation                                                  136,304          130,661          124,931
  Operating supplies and expenses                               151,622          130,065          119,581
  Insurance and claims                                           32,674           37,904           58,387
  Operating taxes and licenses                                   24,029           24,588           27,422
  General and administrative expenses                            28,636           19,225           28,501
  Communication and utilities                                    19,237           16,986           18,456
                                                           ------------     ------------     ------------

              Total operating expenses                        1,738,584        1,511,382        1,426,385
                                                           ------------     ------------     ------------

              Operating income                                  103,044           42,910           60,363

Interest expense                                                 28,700           24,578           24,694
                                                           ------------     ------------     ------------

              Earnings before income taxes                       74,344           18,332           35,669

Income taxes (note 4)                                            27,507            6,966           13,554
                                                           ------------     ------------     ------------

              Net earnings                                 $     46,837           11,366           22,115
                                                           ------------     ------------     ------------
                                                           ------------     ------------     ------------

              Basic earnings per share                     $       1.32              .31              .58
                                                           ------------     ------------     ------------
                                                           ------------     ------------     ------------

              Diluted earnings per share                   $       1.28              .31              .58
                                                           ------------     ------------     ------------
                                                           ------------     ------------     ------------

          See accompanying notes to consolidated financial statements.

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996

                (Dollars in thousands, except per share amounts)


                                                                     ADDITIONAL
                                                        COMMON         PAID-IN
                                                        STOCK          CAPITAL
                                                     ------------    ------------
Balances at December 31, 1995                        $        390         105,577
Tax benefit of stock options exercised                         --             325
Sale of treasury stock to employees                            --              (5)
Repurchase of treasury stock                                   --              --
Cash dividends paid ($.20 per share)                           --              --

Comprehensive income:
  Net earnings                                                 --              --
  Foreign currency translation                                 --              --
                                                     ------------    ------------

    Total comprehensive income

Balances at December 31, 1996                                 390         105,897
Tax benefit (expense) of stock options exercised               --             (54)
Sale of treasury stock to employees                            --             146
Forfeiture of restricted stock                                 --            (307)
Repurchase of treasury stock                                   --              --
Cash dividends paid ($.20 per share)                           --              --

Comprehensive income - net earnings                            --              --
                                                     ------------    ------------

Balances at December 31, 1997                                 390         105,682
Tax benefit of stock options exercised                         --             925
Sale of treasury stock to employees                            --             382
Forfeiture of restricted stock                                 --              (4)
Repurchase of treasury stock                                   --              --
Cash dividends paid ($.20 per share)                           --              --

Comprehensive income - net earnings                            --              --
                                                     ------------    ------------

Balances at December 31, 1998                        $        390         106,985
                                                     ------------    ------------
                                                     ------------    ------------


          See accompanying notes to consolidated financial statements.

                                      20                            (Continued)



                                                                                  ACCUMULATED                      TOTAL
                                                                                    OTHER                      STOCKHOLDERS'
                                                   COMPREHENSIVE    RETAINED     COMPREHENSIVE    TREASURY        EQUITY
                                                      INCOME        EARNINGS         LOSS           STOCK      (NOTES 2 AND 3)
                                                   -------------  ------------   -------------  ------------   ---------------
Balances at December 31, 1995                                          267,823         (6,739)       (10,112)        356,939
Tax benefit of stock options exercised                                   -              -              -                 325
Sale of treasury stock to employees                                      -              -              2,114           2,109
Repurchase of treasury stock                                             -              -            (17,777)        (17,777)
Cash dividends paid ($.20 per share)                                    (7,574)         -              -              (7,574)

Comprehensive income:
    Net earnings                                   $     22,115         22,115          -              -              22,115
    Foreign currency translation                          1,118          -              1,118          -               1,118
                                                   ------------   ------------   ------------   ------------    ------------
    Total comprehensive income                     $     23,233
                                                   ------------
                                                   ------------

Balances at December 31, 1996                                          282,364         (5,621)       (25,775)        357,255
Tax benefit (expense) of stock options exercised                         -              -              -                 (54)
                                                   ------------   ------------   ------------   ------------    ------------
Sale of treasury stock to employees                                      -              -                182             328
Forfeiture of restricted stock                                           -              -             (1,269)         (1,576)
Repurchase of treasury stock                                             -              -            (22,034)        (22,034)
Cash dividends paid ($.20 per share)                                    (7,321)         -              -              (7,321)

Comprehensive income - net earnings                $     11,366         11,366          -              -              11,366
                                                   ------------   ------------   ------------   ------------    ------------
Balances at December 31, 1997                                          286,409         (5,621)       (48,896)        337,964
Tax benefit of stock options exercised                                   -              -              -                 925
Sale of treasury stock to employees                                      -              -              2,486           2,868
Forfeiture of restricted stock                                           -              -                (18)            (22)
Repurchase of treasury stock                                             -              -             (5,814)         (5,814)
Cash dividends paid ($.20 per share)                                    (7,101)         -              -              (7,101)

Comprehensive income - net earnings                $     46,837         46,837          -              -              46,837
                                                   ------------   ------------   ------------   ------------    ------------
                                                   ------------
Balances at December 31, 1998                                          326,145         (5,621)       (52,242)        375,657
                                                                  ------------   ------------   ------------    ------------
                                                                  ------------   ------------   ------------    ------------

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                             (Dollars in thousands)

                                                                   1998             1997           1996
                                                              ------------     ------------    ------------
Cash flows from operating activities:
  Net earnings                                                $     46,837           11,366          22,115
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation                                               136,304          130,661         124,931
        Provision for noncurrent deferred
          income taxes                                              24,661           (1,250)         19,430
        Tax benefit (expense) of stock options
          exercised                                                    925              (54)            325
        Termination of restricted stock                                (22)          (1,576)           (277)
        Amortization of discount, net                                 (145)             219             296
        Changes in operating assets and liabilities:
          Trade accounts receivable                                (15,169)         (15,327)         (8,734)
          Other current assets                                      (5,686)          11,248          (6,319)
          Deferred income taxes                                      1,062            8,663            (829)
          Trade accounts payable                                     9,458           22,165          (9,291)
          Claims accruals                                          (24,177)          (9,019)         (5,021)
          Accrued payroll and other accrued
            expenses                                                 8,820            3,640           4,035
                                                              ------------     ------------    ------------

              Net cash provided by operating
                activities                                         182,868          160,736         140,661
                                                              ------------     ------------    ------------

Cash flows from investing activities:
  Additions to property and equipment                             (306,128)        (174,141)       (190,377)
  Proceeds from sale of equipment                                   41,231           84,192          63,260
  Decrease (increase) in other assets                                4,352              405          (3,753)
                                                              ------------     ------------    ------------

              Net cash used in investing activities               (260,545)         (89,544)       (130,870)
                                                              ------------     ------------    ------------


                                      22                             (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                             (Dollars in thousands)


                                                                   1998             1997           1996
                                                              ------------     ------------    ------------
Cash flows from financing activities:
  Net borrowings (repayments) on short-term
    obligations                                               $     (1,150)         (37,250)         24,440
  Proceeds from long-term debt                                      99,400            -               -
  Repayments of long-term debt                                      (5,000)          (5,000)        (11,740)
  Proceeds from sale of treasury stock                               2,868              328           2,386
  Repurchase of treasury stock                                      (5,814)         (22,034)        (17,777)
  Dividends paid                                                    (7,101)          (7,321)         (7,574)
                                                              ------------     ------------    ------------

              Net cash provided by (used in)
                financing activities                                83,203          (71,277)        (10,265)
                                                              ------------     ------------    ------------

Net increase (decrease) in cash and cash equivalents                 5,526              (85)           (474)

Cash and cash equivalents at beginning of year                       3,701            3,786           4,260
                                                              ------------     ------------    ------------

Cash and cash equivalents at end of year                      $      9,227            3,701           3,786
                                                              ------------     ------------    ------------
                                                              ------------     ------------    ------------

Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
    Interest                                                  $     26,387           24,634          25,258
    Income taxes                                                        11           (6,162)         (2,602)
                                                              ------------     ------------    ------------
                                                              ------------     ------------    ------------

          See accompanying notes to consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    DESCRIPTION OF BUSINESS

              J.B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries ("Company"), is a diversified transportation services and logistics company operating under the jurisdiction of the U.S. Department of Transportation and various state regulatory agencies.

              The Company presently has three distinct operating segments:
              Van/Intermodal: Logistics; and Dedicated Contract Services.

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

       (e)    PROPERTY AND EQUIPMENT

              Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 5 - 10 years for revenue and service equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment. Gains on dispositions of revenue and other equipment, which are included in depreciation expense, were approximately $4,051,000, $664,000 and $7,949,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

       (f)    REVENUE RECOGNITION

              The Company recognizes revenue based on relative transit time in each reporting period with expenses recognized as incurred.


                                       24                           (Continued)

                       J.B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



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

       (h)    EARNINGS PER SHARE

              A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below:

                                                                  FOR THE YEARS ENDED DECEMBER 31
                                                           -------------------------------------------
                                                                1998          1997            1996
                                                           ------------   ------------    ------------
                Basic earnings per share:
                    Numerator (net earnings)               $ 46,837,000     11,366,000      22,115,000
                                                           ------------   ------------    ------------
                                                           ------------   ------------    ------------

                    Denominator (weighted
                      average shares outstanding)            35,581,579     36,404,932      37,913,331
                                                           ------------   ------------    ------------
                                                           ------------   ------------    ------------

                    Earnings per share                     $       1.32            .31             .58
                                                           ------------   ------------    ------------
                                                           ------------   ------------    ------------

                Diluted earnings per share:
                    Numerator (net earnings)               $ 46,837,000     11,366,000      22,115,000
                                                           ------------   ------------    ------------
                                                           ------------   ------------    ------------

                    Denominator:
                      Weighted average shares
                         outstanding                         35,581,579     36,404,932      37,913,331
                      Effect of common stock
                         options                              1,019,624         43,510          61,482
                                                           ------------   ------------    ------------
                                                             36,601,203     36,448,442      37,974,813
                                                           ------------   ------------    ------------
                                                           ------------   ------------    ------------

                    Earnings per share                     $       1.28            .31             .58
                                                           ------------   ------------    ------------
                                                           ------------   ------------    ------------

                                       25                           (Continued)

                       J.B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


              Options to purchase shares of common stock that were outstanding during each year but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are shown in the table below.

                                                               1998                   1997                   1996
                                                         -----------------      -----------------      ----------------
               Number of shares under option                 162,000                4,420,000               613,800
               Range of exercise prices                  $ 26.00 - 37.50         $ 15.63 - 24.63        $ 17.81 - 24.63

       (i)    CREDIT RISK

              Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and the diverse range of industries which they represent. As of December 31, 1998 and 1997, the Company had no significant concentrations of credit risk.

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

              Prior to January 1, 1997, foreign currency translation adjustments, which reflect foreign currency exchange rate changes applicable to the net assets of the Mexican operations have been recorded as a separate item of accumulated other comprehensive loss in stockholders' equity. As of January 1, 1997, Mexico is considered a highly inflationary economy as defined by Statement of Financial Accounting Standards ("SFAS") No. 52, FOREIGN CURRENCY TRANSLATION. Accordingly, the more stable currency of the reporting parent (the Company) has been used, and the effect of exchange rates resulting in translation adjustments have been recorded as a component of net earnings for the years ended December 31, 1998 and 1997, respectively. Management of the Company expects foreign currency translation adjustments in 1999 to be included as accumulated other comprehensive loss.


                                       26                           (Continued)

                       J.B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


       (l)    STOCK BASED COMPENSATION

              The Company has adopted the disclosure requirements of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for compensation costs for its stock option plans. Accordingly, compensation expense is recognized on the date of grant only if the current market price of the underlying common stock at date of grant exceeds the exercise price.

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

       (n)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (o)    COMPREHENSIVE INCOME

              On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 130. During 1998 and 1997, comprehensive income and net earnings were the same (see note 1k).


                                       27                           (Continued)

                       J.B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


(2)    LONG-TERM DEBT

       Long-term debt consists of (in thousands):

                                                                 1998            1997
                                                             ------------    ------------
       Commercial paper                                      $    131,350         132,500
       Senior notes payable, interest at 7.84% payable
          semiannually                                              5,000          10,000
       Senior notes payable, due 11/17/00, interest at
          6.25% payable semiannually                               25,000          25,000
       Senior notes payable, due 12/12/00, interest at
          6.00% payable semiannually                               25,000          25,000
       Senior notes payable, due 9/1/03, interest at
          6.25% payable semiannually                               98,260          98,260
       Senior notes payable, due 9/15/04, interest at
          7.00% payable semiannually                              100,000            -
       Senior subordinated notes, interest at 7.80%
          payable semiannually                                     50,000          50,000
                                                             ------------    ------------
                                                                  434,610         340,760

       Less current maturities                                    (16,350)        (17,500)

       Unamortized discount                                        (1,215)           (470)
                                                             ------------    ------------

                                                             $    417,045         322,790
                                                             ------------    ------------
                                                             ------------    ------------

       Under its commercial paper note program, the Company is authorized to issue up to $240 million in notes. These notes are supported by two credit agreements, which aggregate $240 million, with a group of banks, of which $120 million expires March 12, 1999 and $120 million expires March 20, 2002. The effective rate on the commercial note program was 5.70% and 5.69% for the years ended December 31, 1998 and 1997, respectively. The 7.84% senior notes are payable in annual installments of $5,000,000 on March 31 and the 7.80% senior subordinated notes are payable in five equal annual installments beginning October 30, 2000.

       Under the terms of the credit agreements and the note agreements, the Company is required to maintain certain financial covenants including leverage tests, minimum tangible net worth levels and other financial ratios. The Company was in compliance with all of the financial covenants at December 31, 1998.


                                       28                           (Continued)

                     J.B. HUNT TRANSPORT SERVICES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1998, 1997 AND 1996



       The Company has approximately $95 million of uncommitted lines of credit, none of which were outstanding at December 31, 1998. These lines are with various domestic and international banks and are due on demand. Interest on borrowings is generally tied to the banks' prevailing base rates or other alternative market rates. No commitment or facility fees are paid on these lines of credit and the obligations are typically evidenced by unsecured demand notes.

       Current maturities of long-term debt at December 31, 1998 consist of outstanding commercial paper associated with the revolving credit agreement which expires March 12, 1999 and the remaining installment of the 7.84% senior notes. The aggregate annual maturities of long-term debt for each of the five years ending December 31 are as follows (in thousands): 1999, $16,350; 2000, $60,000; 2001, $10,000; 2002, $130,000;
       and 2003, $108,260.

(3)    CAPITAL STOCK

       The Company maintains a Management Incentive Plan ("Plan") that provides various vehicles to compensate key employees with Company common stock. Under the original Plan, the Company was authorized to award, in aggregate, not more than 5,000,000 shares. During 1998, the stockholders of the Company amended the Plan whereby the Company is now authorized to award, in aggregate, not more than 6,500,000 shares. At December 31, 1998 there were approximately 1,019,000 shares available for grant under the Plan. The Company has utilized three such vehicles to award stock or grant options to purchase the Company's common stock: restricted stock awards, restricted options and nonstatutory stock options.

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

       Compensation expense (benefit) under the Plan is charged to earnings over the vesting period and amounted to approximately $20,000, $(78,000) and $628,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                                       29                           (Continued)

                       J.B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


       A summary of the restricted and nonstatutory options to purchase Company common stock follows:

                                                                                     WEIGHTED
                                                                                      AVERAGE              NUMBER
                                                               NUMBER             EXERCISE PRICE          OF SHARES
                                                              OF SHARES              PER SHARE           EXERCISABLE
                                                           ----------------      ----------------      ----------------
          Outstanding at December 31, 1995                     2,725,731         $     17.16                415,606
              Granted                                            493,000               17.34
              Exercised                                         (192,956)              13.39
              Terminated                                        (284,850)              17.32
                                                           ----------------
          Outstanding at December 31, 1996                     2,740,925               17.45                294,950
              Granted                                            800,000               14.73
              Exercised                                          (57,650)              16.81
              Terminated                                        (443,350)              17.81
                                                           ----------------
          Outstanding at December 31, 1997                     3,039,925               16.70                274,225
              Granted                                            602,000               18.12
              Exercised                                         (176,760)              16.66
              Terminated                                        (115,275)              16.81
                                                           ----------------
          Outstanding at December 31, 1998                     3,349,890               16.98                323,390
                                                           ----------------      ----------------      ----------------
                                                           ----------------      ----------------      ----------------

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

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below.

                                                                               1998            1997             1996
                                                                            ------------    ------------    -----------
          Net earnings                             As reported              $  46,837          11,366           22,115
                                                   Pro forma                   42,881           7,800           19,180

          Basic earnings per share                 As reported                 1.32             .31              .58
                                                   Pro forma                   1.21             .21              .51

          Diluted earnings per share               As reported                 1.28             .31              .58
                                                   Pro forma                   1.17             .21              .51


                                       30                           (Continued)

                       J.B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



       Pro forma net earnings reflects only options granted since December 31, 1995. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting periods of 5 to 10 years and compensation cost for options granted prior to January 1, 1996 is not considered.

       The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $13.23, $6.86 and $7.88, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield .9%, volatility of 65.5%, risk-free interest rate of 4.7%, and an expected life of 7.7 years; 1997 - expected dividend yield 1.1%, volatility of 34.1%, risk-free interest rate of 5.8%, and an expected life of 7.7 years; 1996 - expected dividend yield 1.4%, volatility of 34.8%, risk-free interest rate of 6.2%, and an expected life of 5.6 years.

       The following table summarizes information about stock options outstanding at December 31, 1998:

                                                 OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                  ---------------------------------------------------    -------------------------------
                                                       WEIGHTED          WEIGHTED                            WEIGHTED
                                                        AVERAGE           AVERAGE                            AVERAGE
                   RANGE                               REMAINING         EXERCISE                            EXERCISE
                OF EXERCISE          OPTIONS          CONTRACTUAL          PRICE            OPTIONS           PRICE
                   PRICES          OUTSTANDING      LIFE (IN YEARS)      PER SHARE        EXERCISABLE       PER SHARE
              ----------------    --------------    ---------------    --------------    --------------    -------------
              $11.58 - 15.00         1,078,275            7.9          $    13.65            183,250       $   13.60
               15.01 - 18.75         4,224,440            4.5               17.42             67,540           17.39
               18.76 - 22.50           313,000            7.4               20.09             36,875           20.40
               22.51 - 26.25            89,675            6.4               23.59             35,725           22.94
               26.26 - 30.00           134,500           10.4               28.92              -                 -
               30.01 - 37.50            10,000           10.5               37.50              -                 -
              ----------------    --------------    ---------------    --------------    --------------    -------------
              $11.58 - 37.50         5,849,890            5.5          $    17.26            323,390       $   16.20
              ----------------    --------------    ---------------    --------------    --------------    -------------
              ----------------    --------------    ---------------    --------------    --------------    -------------

       On January 28, 1999, the Company's Board of Directors declared a cash dividend of $.05 per share payable on February 24, 1999 to shareholders of record on February 10, 1999.

(4)    INCOME TAXES

       Total income tax expense for the years ended December 31, 1998, 1997 and 1996 was allocated as follows (in thousands):

                                                                        1998            1997              1996
                                                                   -------------    -------------    -------------
            Earnings before income taxes                           $      27,507            6,966           13,554
            Stockholders' equity, for tax benefit
                (expense) of stock options exercised                         925              (54)             325
                                                                   -------------    -------------    -------------
                                                                   $      26,582            7,020           13,229
                                                                   -------------    -------------    -------------
                                                                   -------------    -------------    -------------


                                       31                           (Continued)

                       J.B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


       Income tax expense (benefit) attributable to earnings before income taxes consists of (in thousands):

                                                                  1998              1997              1996
                                                              ------------      ------------     -------------
            Current expense (benefit):
                Federal                                       $      1,410              (715)           (5,830)
                State and local                                        375               268               783
                                                              ------------      ------------     -------------

                                                                     1,785              (447)           (5,047)
                                                              ------------      ------------     -------------

            Deferred expense (benefit):
                Federal                                             21,354             7,096            20,366
                State and local                                      4,368               317            (1,765)
                                                              ------------      ------------     -------------

                                                                    25,722             7,413            18,601
                                                              ------------      ------------     -------------

                    Total tax expense                         $     27,507             6,966            13,554
                                                              ------------      ------------     -------------
                                                              ------------      ------------     -------------

       The following is a reconciliation between the effective income tax rate and the applicable statutory Federal income tax rate for each of the three fiscal years in the period ended December 31, 1998:

                                                                     1998              1997             1996
                                                                 ------------      ------------     -------------
            Income tax - statutory rate                              35.00%            35.00            35.00
            State tax, net of Federal benefit                         4.15              2.07            (1.79)
            Tax credits                                                -                -               (0.87)
            Other, net                                               (2.15)             0.93             3.92
                                                                 ------------      ------------     -------------

                    Effective income tax rate                        37.00%            38.00            38.00
                                                                 ------------      ------------     -------------
                                                                 ------------      ------------     -------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below (in thousands):

                                                                                     1998             1997
                                                                                 -------------    -------------
           Deferred tax assets:
              Claims accruals, principally due to accrual
                 for financial reporting purposes                             $      8,020            12,449
              Tax credit carryforwards                                               7,321             7,321
              Accounts receivable, principally due to
                 allowance for doubtful accounts                                     3,972             1,770
              Other                                                                  3,892             3,518
                                                                                 -------------    -------------

                    Total gross deferred tax assets                                 23,205            25,058
                                                                                 -------------    -------------



                                       32                           (Continued)

                         J.B. HUNT TRANSPORT SERVICES, INC.
                                  AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998, 1997 AND 1996

                                                                                    1998                 1997
                                                                               --------------       --------------
           Deferred tax liabilities:
              Plant and equipment, principally due to
                 differences in depreciation and
                 capitalized interest                                          $   174,570             149,093
              Prepaid permits and insurance, principally
                 due to expensing for income tax purposes                            7,943               4,846
              Other                                                                  4,987               9,691
                                                                               --------------       --------------

                    Total gross deferred tax liabilities                           187,500             163,630
                                                                               --------------       --------------

                    Net deferred tax liability                                 $   164,295             138,572
                                                                               --------------       --------------
                                                                               --------------       --------------

       The Company believes its history of profitability and taxable income and its utilization of tax planning sufficiently supports the carrying amount of the deferred tax assets. Accordingly, the Company has not recorded a valuation allowance as all deferred tax benefits are more likely than not to be realized.

       At December 31, 1998, the Company had general business tax credit carryforwards of approximately $2,621,000 expiring from the year 2007 to 2009, and alternative minimum tax credit carryforwards with no expiration of approximately $4,700,000.

(5)    EMPLOYEE BENEFIT PLANS

       The Company maintains a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. The Company matches a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 1998, 1997 and 1996, total Company contributions to the plan, including matching 401(k) contributions, were $6,533,000, $4,951,000 and $3,450,000, respectively.

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

                                       33                           (Continued)

                       J.B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



       INTEREST RATE SWAP AGREEMENTS

       The fair values of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would pay to terminate such agreements, taking into consideration current interest rates and the creditworthiness of the counterparties.

       The estimated fair values of the Company's financial instruments are summarized as follows (in thousands):

                                                             AT DECEMBER 31, 1998               AT DECEMBER 31, 1997
                                                        -------------------------------    ------------------------------
                                                          CARRYING          ESTIMATED       CARRYING          ESTIMATED
                                                           AMOUNT          FAIR VALUE        AMOUNT           FAIR VALUE
                                                        -------------     -------------    -------------    -------------
            Cash and cash equivalents                   $    9,227             9,227             3,701            3,701
            Accounts receivable                            184,367           184,367           169,198          169,198
            Trade accounts payable                         147,967           147,967           138,509          138,509
            Other assets                                    20,808               (a)            25,160              (a)
            Long-term debt:
               Commercial paper                            131,350           131,350           132,500          132,500
               Fixed rate obligations                      303,260           302,131           207,790          204,889
            Interest rate swap agreements                    -                (1,622)                -             (198)
                                                        -------------     -------------    -------------    -------------
                                                        -------------     -------------    -------------    -------------

           (a) The fair value for these assets either approximated carrying value because of the nature of these instruments, or was impracticable to determine.

(7)    RELATED PARTY TRANSACTIONS

       The Company advances premiums on life insurance policies on the lives of the Company's principal stockholder and his wife. All premiums paid by the Company, along with accrued interest thereon, are reimbursable from a trust which is the owner and beneficiary of the policy. The Company has a guarantee from the stockholder for the amount of premiums paid by the Company together with interest at the rate of 5% per annum. The amounts reimbursable to the Company amount to approximately $6,068,000 and $5,408,000 at December 31, 1998 and 1997, respectively. These amounts are included in other assets in the accompanying consolidated balance sheets.

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





                                       34                           (Continued)

                       J.B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


(9)    SEGMENT INFORMATION

       Van/Intermodal services include full truck-load, dry-van, container-sizable freight which is typically transported utilizing company-owned revenue equipment. The load may be transported entirely by company-owned and controlled equipment or a portion of the movement may be handled by a third-party motor carrier or a railroad. Logistics provides a wide range of comprehensive transportation and management services including experienced professional managers, information and optimization technology and the actual design or redesign of system solutions. Logistics may utilize van/intermodal and/or dedicated contract owned and controlled equipment, unrelated third-party equipment and employees, or a combination to meet the customer's service requirements. Dedicated Contract Services typically include company-owned revenue equipment and employee drivers that are assigned to a specific customer, traffic lane or service. The dedicated service is engineered and customized for the specific customer and is typically in accordance with a written, long-term agreement. Substantially all of the Company's revenues are from domestic customers. Intersegment revenues primarily consist of van/intermodal services provided to logistics. Such services are priced at approximately the same basis as services to external customers. Certain administrative and other costs are allocated among the segments utilizing various allocation factors which include revenues, equipment usage and maintenance, accounts receivable and other estimates. Substantially all of the Company's capital expenditures are made by the van/intermodal division with assets transferred to the dedicated contract division as needed. A summary of other segment information is presented below (in millions):

                                                                                    ASSETS
                                                                 --------------------------------------------
                                                                    1998              1997           1996
                                                                 -----------      -----------     -----------
               Van/Intermodal                                    $  1,025               931            940
               Logistics                                               43                29             20
               Dedicated Contract Services                             62                42             27
               Other (includes corporate)                              41                20             56
                                                                 -----------      -----------     -----------

                    Total                                        $  1,171             1,022          1,043
                                                                 -----------      -----------     -----------
                                                                 -----------      -----------     -----------

                                                                                   REVENUES
                                                                 --------------------------------------------
                                                                    1998              1997           1996
                                                                 -----------      -----------     -----------
               Van/Intermodal                                    $  1,379             1,153          1,083
               Logistics                                              317               254            174
               Dedicated Contract Services                            212               151            127
               Other                                                    8                60            150
                                                                 -----------      -----------     -----------

                    Subtotal                                        1,916             1,618          1,534

               Inter-segment eliminations                             (74)              (64)           (47)
                                                                 -----------      -----------     -----------

                    Total                                        $  1,842             1,554          1,487
                                                                 -----------      -----------     -----------
                                                                 -----------      -----------     -----------


                                       35                           (Continued)

                       J.B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

                                                                              OPERATING INCOME
                                                                 --------------------------------------------
                                                                    1998              1997           1996
                                                                 -----------      -----------     -----------
               Van/Intermodal                                    $    81                28             43
               Logistics                                               8                 6              5
               Dedicated Contract Services                            17                11             10
               Other                                                  (3)               (2)             2
                                                                 -----------      -----------     -----------

                    Total                                        $   103                43             60
                                                                 -----------      -----------     -----------
                                                                 -----------      -----------     -----------

                                                                          NET DEPRECIATION EXPENSE
                                                                 --------------------------------------------
                                                                    1998              1997           1996
                                                                 -----------      -----------     -----------
               Van/Intermodal                                    $   106                96             91
               Logistics                                               1                 1             (5)*
               Dedicated Contract Services                            18                13             11
               Other                                                  11                21             28
                                                                 -----------      -----------     -----------

                    Total                                        $   136               131            125
                                                                 -----------      -----------     -----------
                                                                 -----------      -----------     -----------

             * Includes gain on sale of business
               of $5.7 million.

(10)   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Included in the fourth quarter 1997 results is a pre-tax charge of $4.3 million to adjust workers compensation reserves. The additional workers compensation expense was accrued as a result of an in-depth case by case analysis.

       Operating results by quarter for the years ended December 31, 1998 and 1997 are as follows (in thousands, except per share data):

                                                                                QUARTER
                                                    -----------------------------------------------------------------
                                                       FIRST            SECOND            THIRD            FOURTH
                                                    ------------     -------------     ------------      ------------
           1998:
              Operating revenues                    $    413,466          460,985           473,388           493,789
                                                    ------------     -------------     ------------      ------------
                                                    ------------     -------------     ------------      ------------

              Operating income                      $     21,658           31,613            24,424            25,349
                                                    ------------     -------------     ------------      ------------
                                                    ------------     -------------     ------------      ------------

              Net earnings                          $      9,483           15,624            10,848            10,882
                                                    ------------     -------------     ------------      ------------
                                                    ------------     -------------     ------------      ------------

              Basic earnings per share              $        .27               .44              .30               .31
                                                    ------------     -------------     ------------      ------------
                                                    ------------     -------------     ------------      ------------

              Diluted earnings per share            $        .26               .42              .30               .30
                                                    ------------     -------------     ------------      ------------
                                                    ------------     -------------     ------------      ------------


                                       36                           (Continued)

                        J.B. HUNT TRANSPORT SERVICES, INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998, 1997 AND 1996


                                                                                QUARTER
                                                    -----------------------------------------------------------------
                                                       FIRST            SECOND            THIRD            FOURTH
                                                    ------------     -------------     ------------      ------------
           1997:
              Operating revenues                    $    365,401           385,198          388,460           415,233
                                                    ------------     -------------     ------------      ------------
                                                    ------------     -------------     ------------      ------------

              Operating income                      $      7,320             9,254            9,038            17,298
                                                    ------------     -------------     ------------      ------------
                                                    ------------     -------------     ------------      ------------

              Net earnings                          $        568             1,865            1,922             7,011
                                                    ------------     -------------     ------------      ------------
                                                    ------------     -------------     ------------      ------------

              Basic earnings per share              $        .02               .05              .05               .19
                                                    ------------     -------------     ------------      ------------
                                                    ------------     -------------     ------------      ------------

              Diluted earnings per share            $        .02               .05              .05               .19
                                                    ------------     -------------     ------------      ------------
                                                    ------------     -------------     ------------      ------------

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1998 involving a change of accountants or disagreements on accounting and financial disclosure.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

     The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement For Annual Stockholder's Meeting of April 15, 1999 set forth under section entitled "Proposal One Election of Directors".

EXECUTIVE OFFICERS

     Information with respect to executive officers of the Company is set forth in Item 4 of this Report under the caption "Executive Officers of the Company".

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required for Items 11 and 12 is hereby incorporated by reference from the Notice and Proxy Statement For Annual Stockholders' Meeting of April 15, 1999 set forth under sections entitled "Stock Ownership," "Executive Compensation and Other Information," "1999 Performance Based Compensation," and "Compensation Committee Interlocks and Insider Participation."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required for Item 13 is hereby incorporated by reference from Note (7) Related Party Transactions of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement For Annual Stockholders' Meeting of April 15, 1999 set forth under the section entitled "Compensation Committee Interlocks and Insider Participation."

PART IV

ITEM 14.   EXHIBITS

    The following documents are filed as part of this report:

    (a)  Exhibits

    The response to this portion of Item 14 is submitted as a separate section of this report ("Exhibit Index").

SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lowell, Arkansas, on March 1, 1999.

                                    J.B. HUNT TRANSPORT SERVICES, INC.
                                                      (Registrant)

                           By:      /s/ Kirk Thompson
                                    -------------------------------------------
                                    Kirk Thompson
                                    President and Chief Executive Officer

                           By:      /s/ Jerry W. Walton
                                    -------------------------------------------
                                    Jerry W. Walton
                                    Executive Vice President,
                                    Finance and Chief Financial Officer

                           By:      /s/ Donald G. Cope
                                    -------------------------------------------
                                    Donald G. Cope
                                    Vice President, Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John A. Cooper, Jr.         Member of the Board                March 1, 1999
-----------------------------   of Directors
    John A. Cooper, Jr.

/s/ Wayne Garrison              Member of the Board                March 1, 1999
----------------------------    of Directors (Chairman)
    Wayne Garrison

/s/ Gene George                 Member of the Board                March 1, 1999
----------------------------    of Directors
    Gene George

/s/ Thomas L. Hardeman          Member of the Board                March 1, 1999
----------------------------    of Directors
    Thomas L. Hardeman

/s/ J. Bryan Hunt, Jr.          Member of the Board                March 1, 1999
----------------------------    of Directors (Vice Chairman)
    J. Bryan Hunt, Jr.

/s/ J.B. Hunt                   Member of the Board                March 1, 1999
----------------------------    of Directors (Senior Chairman)
    J.B. Hunt

/s/ Johnelle Hunt               Member of the Board                March 1, 1999
----------------------------    of Directors (Corporate
    Johnelle Hunt               Secretary)

/s/ Lloyd E. Peterson           Member of the Board                March 1, 1999
----------------------------    of Directors
    Lloyd E. Peterson

/s/ Kirk Thompson               Member of the Board                March 1, 1999
----------------------------    of Directors (President and
    Kirk Thompson               Chief Executive Officer)

/s/ John A. White               Member of the Board                March 1, 1999
----------------------------    of Directors
    John A. White

EXHIBIT INDEX

Exhibit
Number               Description
-----------------------------------------------------------------------------------
     3A   The Company's Amended and Restated Articles of Incorporation dated May
          19, 1988 (incorporated by reference from Exhibit 4A of the Company's
          S-8 Registration Statement filed April 16, 1991; Registration
          Statement Number 33-40028).

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

     21   Subsidiaries of J.B. Hunt Transport Services, Inc.

               -    J.B. Hunt Transport, Inc., a Georgia corporation
               -    L.A., Inc., an Arkansas corporation
               -    J.B. Hunt Corp., a Delaware corporation
               -    J.B. Hunt Logistics, Inc., an Arkansas corporation
               -    Comercializadora Internacional de Cargo S.A. De C.V., a
                     Mexican corporation
               -    Hunt Mexicana, S.A. de C.V., a Mexican corporation
               -    Servicios de Logistica de Mexico, S.A. de C.V., a Mexican
                     corporation
               -    Servicios Administratios de Logistica, S.A. de C.V., a
                     Mexican corporation
               -    Asesoria Administrativa de Logistica, S.A. de C.V., a
                     Mexican corporation.
               -    FIS, Inc., a Nevada corporation

    23   Consent of KPMG LLP

    27   Financial Data Schedule for the year ended December 31, 1998.