Form 10-Q
period 1999-03-31
HUNT J B TRANSPORT SERVICES INC
filed 1999-05-05
CIK 728535

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  -----                THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1999

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

         THE NUMBER OF SHARES OF THE COMPANY'S $.01 PAR VALUE COMMON STOCK OUTSTANDING ON MARCH 31, 1999 WAS 35,622,449.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

         The interim condensed consolidated financial statements have been reviewed by KPMG LLP, independent public accountants.

         These interim condensed consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1998.

                                    INDEX

Condensed Consolidated Statements of Earnings for the Three
    Months Ended March 31, 1999 and 1998..................................Page 3

Condensed Consolidated Balance Sheets as of
    March 31, 1999 and December 31, 1998..................................Page 4

Condensed Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1999 and 1998............................Page 5

Notes to Condensed Consolidated Financial Statements as of
    March 31, 1999........................................................Page 6

Review Report of KPMG LLP.................................................Page 9

ITEM 2.

Management's Discussion and Analysis of Results of
    Operations and Financial Condition....................................Page 10

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk................Page 14

                                J.B. HUNT TRANSPORT SERVICES, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (in thousands, except per share data)
                                           (unaudited)

---------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                               MARCH 31
---------------------------------------------------------------------------------
                                                        1999             1998
---------------------------------------------------------------------------------
Operating revenues                                     $470,244      $413,466

Operating expenses
   Salaries, wages and employee benefits                172,688       145,988
   Purchased transportation                             144,350       137,307
   Fuel and fuel taxes                                   36,710        33,416
   Depreciation                                          37,910        32,430
   Operating supplies and expenses                       27,550        21,347
   Insurance and claims                                   9,781         7,972
   Operating taxes and licenses                           6,502         5,376
   General and administrative expenses                    5,026         3,700
   Communication and utilities                            5,553         4,272
------------------------------------------------------------------------------
      Total operating expenses                          446,070       391,808
------------------------------------------------------------------------------
      Operating income                                   24,174        21,658
Interest expense                                          7,504         6,606
------------------------------------------------------------------------------
      Earnings before income taxes                       16,670        15,052
Income taxes                                              6,084         5,569
------------------------------------------------------------------------------
      Net earnings                                     $ 10,586      $  9,483
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Average common shares outstanding                        35,615        35,613
------------------------------------------------------------------------------
------------------------------------------------------------------------------
      Basic earnings per share                         $   0.30      $   0.27
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Average diluted shares outstanding                       36,555        36,648
------------------------------------------------------------------------------
------------------------------------------------------------------------------
      Diluted earnings per share                       $   0.29      $   0.26
------------------------------------------------------------------------------
------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                J.B. HUNT TRANSPORT SERVICES, INC.

                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (in thousands)
                                          (unaudited)

-----------------------------------------------------------------------------------------
                                                       MARCH 31, 1999   DECEMBER 31, 1998
-----------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                          $      3,892       $      9,227
    Accounts receivable                                     190,366            184,367
    Prepaid expenses                                         26,863             30,402
    Deferred income taxes                                     1,275              1,275
-----------------------------------------------------------------------------------------
          Total current assets                              222,396            225,271
-----------------------------------------------------------------------------------------
Property and equipment                                    1,447,309          1,418,033
    Less accumulated depreciation                           529,635            492,633
-----------------------------------------------------------------------------------------
          Net property and equipment                        917,674            925,400
-----------------------------------------------------------------------------------------
Other assets                                                 27,549             20,808
-----------------------------------------------------------------------------------------
                                                       $  1,167,619       $  1,171,479
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt               $     21,900       $     16,350
    Trade accounts payable                                  117,134            147,967
    Claims accruals                                           3,868              6,131
    Accrued payroll                                          34,986             23,684
    Other accrued expenses                                   10,479             11,909
-----------------------------------------------------------------------------------------
          Total current liabilities                         188,367            206,041
-----------------------------------------------------------------------------------------
Long-term debt                                              417,361            417,045
Claims accruals                                               6,772              7,166
Deferred income taxes                                       170,373            165,570
Stockholders' equity                                        384,746            375,657
-----------------------------------------------------------------------------------------
                                                       $  1,167,619       $  1,171,479
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                J.B. HUNT TRANSPORT SERVICES, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                           (unaudited)

-------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED MARCH 31
-------------------------------------------------------------------------------------------
                                                                  1999            1998
------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                $    10,586     $     9,483
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation                                                 37,910          32,430
       Provision for noncurrent deferred income taxes                4,803           2,096
       Tax benefit of stock options exercised                           63              60
       Termination of restricted stock                                 (18)            (15)
       Amortization of discount, net                                   316            (475)
       Changes in assets and liabilities:
         Trade accounts receivable                                  (5,999)         (6,840)
         Other current assets                                        3,539           4,241
         Trade accounts payable                                    (30,833)        (19,379)
         Claims accruals                                            (2,657)         (9,770)
         Accrued payroll and other accrued expenses                  9,872           8,577
-------------------------------------------------------------------------------------------
              Net cash provided by operating activities             27,582          20,408
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property and equipment                             (30,783)        (93,307)
   Proceeds from sale of equipment                                     599          15,480
   Decrease (increase) in other assets                              (6,876)          3,207
-------------------------------------------------------------------------------------------
              Net cash used in investing activities                (37,060)        (74,620)
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net borrowings under commercial paper program                    10,550          71,150
   Net payments of long-term debt                                   (5,000)         (5,000)
   Repurchase of treasury stock                                          0          (5,139)
   Proceeds from sale of treasury stock                                374             629
   Dividends paid                                                   (1,781)         (1,766)
-------------------------------------------------------------------------------------------
              Net cash provided by financing activities              4,143          59,874
-------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (5,335)          5,662
-------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                     9,227           3,701
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $     3,892     $     9,363
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                 $     9,042     $     6,597
      Income taxes                                                      45           1,474
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                J.B. HUNT TRANSPORT SERVICES, INC.

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)

(1)    LONG-TERM DEBT

       Long-term debt consists of (in thousands):

                                                                  3/31/99     12/31/98
                                                                  -------     --------
              Commercial paper                                   $141,900     $131,350
              Senior notes payable, interest at 7.84%
                payable semiannually                                   --        5,000
              Senior notes payable, interest at 6.25%
                payable semiannually, due 11/17/2000               25,000       25,000
              Senior notes payable, interest at 6.00%
                payable semiannually, due 12/12/2000               25,000       25,000
              Senior notes payable, interest at 6.25%
                payable semiannually, due 9/1/2003                 98,260       98,260
              Senior notes payable, interest at 7.00%
                payable semiannually, due 9/15/2004               100,000      100,000
              Senior subordinated notes, interest at 7.80%
                payable semiannually                               50,000       50,000
                                                                 --------     --------
                                                                  440,160      434,610
              Less current maturities                             (21,900)     (16,350)
              Unamortized discount                                   (899)      (1,215)
                                                                 --------     --------
                                                                 $417,361     $417,045
                                                                 --------     --------
                                                                 --------     --------


         Under its commercial paper note program, the Company is authorized to issue up to $240 million in notes. These notes are supported by two credit agreements, which aggregate $240 million, with a group of banks, of which $120 million expires March 7, 2000 and $120 million expires March 20, 2002.

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

2)       CAPITAL STOCK

         The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                       Weighted average    Number of
                                          Number of     exercise price       shares
                                            shares         per share       exercisable
                                            ------         ---------       -----------
  Outstanding at December 31, 1998        3,349,890          $16.98          323,390
     Granted                                 22,000           23.66          -------
     Exercised                              (16,100)          12.32          -------
     Terminated                              (7,700)          13.20
                                          ---------          ------
  Outstanding at March 31, 1999           3,348,090          $17.06          307,290
                                          ---------          ------          -------
                                          ---------          ------          -------

         On April 15, 1999, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on May 19, 1999 to stockholders of record on May 3, 1999.

3)       EARNINGS PER SHARE

         A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below:

                                                            Three Months Ended March 31
                                                      (in thousands, except per share data)
                                                      -------------------------------------
                                                              1999               1998
                                                              ----               ----
Numerator (net earnings)                                     $10,586           $ 9,483

Denominator - Basic earnings per share
   Weighted average shares outstanding                        35,615            35,613
                                                             -------           -------
                                                             -------           -------
     Basic earnings per share                                $   .30           $   .27
                                                             -------           -------
                                                             -------           -------
Denominator - Diluted earnings per share
   Weighted average share outstanding                         35,615            35,613
   Effect of common stock options                                940             1,035
                                                             -------           -------
   Weighted average shares assuming dilution                  36,555            36,648
                                                             -------           -------
                                                             -------           -------
     Diluted earnings per share                              $   .29           $   .26
                                                             -------           -------
                                                             -------           -------


         Options which were outstanding to purchase shares of common stock during the first quarter of 1999 and 1998, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares were:

                                                     1999            1998
                                                     ----            ----
Number of shares under option                       238,500          3,100
Range of exercise price                          $23.00-$37.50      $24.63

4)       COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income consists of net earnings and foreign currency translation adjustments. During the first quarter of 1999, comprehensive income was equal to (in thousands):

                         Net earnings                 $10,586
                         Foreign currency
                            translation loss             (135)
                                                      -------
                         Comprehensive income         $10,451
                                                      -------
                                                      -------


         During 1998, comprehensive income and net earnings were the same.

5)       SEGMENTS

         A summary of segment information is presented below (in millions):

                                                      Revenues
                                            --------------------------------
                                            March 31, 1999    March 31, 1998
                                            --------------    --------------
         Van/Intermodal                          $337               $317
         Logistics                                 80                 66
         Dedicated Contract Services               70                 42
         Other                                     --                  4
                                                 ----               ----
                Subtotal                          487                429
         Inter-segment eliminations               (17)               (16)
                                                 ----               ----
                Total                            $470               $413
                                                 ----               ----
                                                 ----               ----

                                                     Operating Income
                                            --------------------------------
                                            March 31, 1999    March 31, 1998
                                            --------------    --------------
         Van/Intermodal                           $15               $16
         Logistics                                  3                 1
         Dedicated Contract Services                5                 3
         Other                                      1                 2
                                                 ----              ----
                Total                             $24               $22
                                                 ----              ----
                                                 ----              ----

                                                Net Depreciation Expense
                                            --------------------------------
                                            March 31, 1999    March 31, 1998
                                            --------------    --------------
         Van/Intermodal                           $32               $28
         Dedicated Contract Services                6                 4
                                                 ----              ----
                Total                             $38               $32
                                                 ----              ----
                                                 ----              ----

6)   PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement requires the recognition of all derivatives in the statement of financial position as either assets or liabilities and their measurement at fair value. Statement No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not determined what impact, if any, Statement No. 133 will have on its financial statements.

7)   RECLASSIFICATIONS

         Certain amounts for 1998 have been reclassified to conform to the 1999 classifications.

                        INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                      /s/ KPMG LLP

Little Rock, Arkansas
April 15, 1999

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1998.

                                 RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 1999 TO FIRST QUARTER 1998

SUMMARY

       Operating revenues for the first quarter of 1999 increased nearly 14%, to $470.2 million, from $413.5 in the comparable period of 1998. Revenue in the Van segment grew 6%, with truck business up 8% and intermodal increasing 5%. The Logistics segment revenue increased 20% and Dedicated segment revenues rose 66%. The increase in Van revenue was primarily due to 3% growth of the road truck fleet and intermodal load count advancing 5%. Overall truck freight rates in Van were essentially flat compared with the first quarter of 1998, while intermodal rates declined 1.3%. The increase in Logistics revenue was due to the addition of new account relationships and growth with existing customers. The significant increase in Dedicated revenue was driven by a 64% increase in the tractor fleet, a portion of which were transferred from Van, new contractual arrangements and growth with existing customers. Other revenue in 1998 was generated by a small subsidiary, Lake City Express, which was sold in June of 1998.

       Operating income in the Van segment declined slightly during the first quarter of 1999 to $15.3 million, from $16.5 million in the first quarter of 1998. This decline was due, in part, to increased costs for office salaries and wages, driver compensation and tractor and trailer maintenance. Lower fuel expense in 1999 enhanced Van operating income. The increase in 1999 Logistics operating income was due primarily to the 20% growth of revenue and improved margins on new and existing business. The higher level of Dedicated operating income during 1999 was primarily due to the significant growth of segment revenue.

                                                Operating Segments
                                          For Three Months Ended March 31
                                               (dollars in millions)

                                              Gross Revenue                Operating Income
                                   ----------------------------------    -------------------
                                    1999         1998       % Change        1999      1998
                                    ----         ----       --------        ----      ----
Van/Intermodal                     $337.0       $316.7          6%         $15.3      $16.5
Logistics                            80.2         66.6         20%           2.8         .9
Dedicated Contract Services          70.2         42.2         66%           4.6        3.0
Other                                  --          3.9         --            1.5        1.3
                                   ------       ------        ----         -----      -----
Subtotal                            487.4        429.4         14%          24.2       21.7
Inter-segment eliminations          (17.2)       (15.9)        --             --         --
                                   ------       ------        ----         -----      -----
Total                              $470.2       $413.5         14%         $24.2      $21.7
                                   ------       ------        ----         -----      -----
                                   ------       ------        ----         -----      -----

       The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                                                                        Three Months Ended March 31
                                                            -----------------------------------------------
                                                                Percentage of             Percentage Change
                                                             Operating Revenues            Between Quarters
                                                            -------------------           -----------------
                                                             1999           1998           1999 vs. 1998
                                                            -------       --------        -----------------
   Operating revenues                                       100.0%         100.0%               13.7%
   Operating expenses
      Salaries, wages and employee benefits                  36.7%          35.3%               18.3%
      Purchased transportation                               30.7%          33.2%                5.1%
      Fuel and fuel taxes                                     7.8%           8.1%                9.9%
      Depreciation                                            8.1%           7.8%               16.9%
      Operating supplies and expenses                         5.9%           5.2%               29.1%
      Insurance and claims                                    2.1%           1.9%               22.7%
      Operating taxes and licenses                            1.4%           1.3%               20.9%
      General and administrative expenses                     1.1%           0.9%               35.8%
      Communication and utilities                             1.1%           1.0%               30.0%
                                                            ----------------------        -----------------
           Total operating expenses                          94.9%          94.8%               13.8%
                                                            ----------------------        -----------------
           Operating income                                   5.1%           5.2%               11.6%
 Interest expense                                             1.6%           1.6%               13.6%
                                                            ----------------------        -----------------
           Earnings before income taxes                       3.5%           3.6%               10.7%
 Income taxes                                                 1.2%           1.3%                9.3%
                                                            ----------------------        -----------------
           Net earnings                                       2.3%           2.3%               11.6%
                                                            ----------------------        -----------------
                                                            ----------------------        -----------------

       Total operating expenses for the first quarter of 1999 increased nearly 14% over the comparable period of 1998. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 94.9% for the first quarter of 1999, compared with 94.8% in 1998. Salaries, wages and employee benefits expense increased 18%, primarily due to higher driver compensation and office salary and wage costs. Purchased transportation expense increased 5% from 1998 and declined as a percentage of revenue primarily due to improved margins in Logistics, lower trailer rental and drayage expense and the 1998 sale of Lake City Express, which compensated its drivers as independent contractors. Fuel and fuel tax expense declined slightly as a percentage of revenue, reflecting an approximate 10% lower fuel cost per gallon in 1999, partly offset by lower miles per gallon. However, fuel cost per gallon began increasing in March of 1999.

       Depreciation expense increased nearly 17%, reflecting the growth of Van and Dedicated tractor and trailing equipment fleets. This increase in depreciation expense was also due to differences in gain or loss on asset dispositions. A $34,000 net loss on asset dispositions during the first quarter of 1999 increased depreciation slightly while a $677,000 net gain reduced the expense in 1998. Operating supplies and expenses increased significantly during 1999, primarily due to higher levels of spending on tractor and trailer maintenance and tires. These increased costs are due, in part, to a more than 20% increase in the average age of the Van tractor fleet.

       The increased cost of insurance and claims was primarily due to three serious collisions which occurred during the first quarter of 1999. The nearly 21% increase in operating taxes and license expense was due to the larger size of the tractor fleet and a higher state base plate cost per tractor which was effective in 1999. The significant increase in general and administrative expense was primarily a result of higher levels of spending for computer rental and maintenance and increased reserves for uncollectible accounts receivable. The increase of communication and utilities expense was primarily a result of expanded data and telecommunication networks and higher satellite communication costs. Interest expense increased nearly 14%, primarily due to higher debt levels. The effective income tax rate was 36.5% in 1999 and 37% in 1998.

       As a result of the above, net earnings for the first quarter of 1999 increased to $10.6 million, or diluted earnings per share of $.29, compared with $9.5 million in 1998, or $.26 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

       This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Balance Sheets.

       Net cash provided by operating activities was $27.6 million for the three month period ended March 31, 1999, compared with $20.4 million for the first quarter of 1998. Cash was generated during 1999 primarily from net earnings, depreciation and increases in accrued payroll and other accrued expenses. Operating cash was used primarily to fund increases in accounts receivable and decreases in trade accounts payable. Net cash used in investing activities was $37.1 million in 1999, down from $74.6 million in the comparable period of 1998. Purchases of new revenue equipment were significantly lower in 1999 due to timing of orders and suppliers' production schedules. New tractor purchases totaled approximately 220 units during the first quarter of 1999, compared with nearly 1,200 in 1998. In addition, the proceeds from sale of equipment declined in 1999, due primarily to fewer tractor dispositions. Financing activities generated $4.1 million in the first quarter of 1999, compared with $59.9 million in 1998. Approximately $66 million of net borrowing occurred during the first quarter of 1998, primarily to fund purchases of new revenue equipment and treasury stock.

SELECTED BALANCE SHEET DATA

                                                                 As of
                                          ------------------------------------------------------
                                          March 31, 1999    December 31, 1998     March 31, 1998
                                          --------------    -----------------     --------------
     Working capital ratio                      1.18                 1.09                  .81
     Current maturities of long-
         term debt (millions)                 $ 21.9               $ 16.4              $  88.7
     Total debt (millions)                    $  439               $  433              $   406
     Total debt to equity                       1.14                 1.15                 1.19
     Total debt as a percentage
          of total capital                       .53                  .54                  .54

       The Company's debt levels increased slightly during the first three months of 1999 to $439 million from $433 million at December 31, 1998. Total debt increased approximately $33 million from March of 1998 to March of 1999, primarily due to purchases of revenue equipment. However, total debt to equity and debt as a percentage of total capital declined from 1998 levels. The Company generates significant cash from operating activities and has borrowing capacity to meet its committed and contemplated cash requirements.

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

       The Company recognized the importance of Year 2000 issues and developed an action plan in 1996. The plan includes systematic reviews of all internal hardware, software and functions to either verify that the system is Year 2000 compliant or modify/replace the software or system as required. The process includes the use of a software testing tool which simulates the transition to the Year 2000. The original plan contemplated all conversion efforts to be completed by the end of 1998. As of March 31, 1999, the majority of application programs (i.e. software that interacts with users through computer terminals and produces reports) had been modified or replaced. These programs have been unit tested by IT staff members, but still require detail testing by users and Year 2000 simulation. A number of the primary financial systems utilized to pay vendors, track customer accounts receivable and produce regular financial reports have been converted or are in the final stages of conversion to be Year 2000 compliant. The additional modifications, installations and detail testing of the Company's internal computer and IT applications are currently expected to be completed by July 1, 1999.

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

       Since 1996, the Company has spent approximately $1.4 million on Year 2000 compliance. Estimated future expense to complete testing and related compliance work is $.2 million for a total cost of $1.6 million. These costs are being charged to operations as incurred. This cost estimate excludes certain new system acquisitions, development and implementation expenses that relate to on-going business activity, normal upgrades and enhancements. The Company has also spent approximately $4.4 million of acquisition and implementation costs for primary financial systems upgrades. These costs are being capitalized and amortized over the estimated useful life of the software. Current estimated future costs for such financial systems upgrades are $3.0 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

       The Company's earnings are affected by changes in short-term interest rates as a result of its issuance of short-term commercial paper. However, due to its selective utilization of interest rate swaps, the effects of interest rate changes are mitigated. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more in 1999 than in 1998, there would be no material adverse impact on the Company's results of operations. At March 31, 1999, the Company's interest rate swap agreements had a fair value of $1.0 million (net liability position). The Company has no material future earnings or cash flow expenses from changes in interest rates related to its long-term obligations as all of the Company's long-term debt obligations have fixed rates. At March 31, 1999, the fair value of the Company's fixed rate long-term obligations approximated carrying value.

       Although the Company conducts business in foreign countries, international operations are not material to the Company's consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three months ended March 31, 1999. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign investment. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

                                           PART II
                                      OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None applicable.

ITEM 2.   CHANGES IN SECURITIES
          None applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders of J.B. Hunt Transport Services, Inc. was held on April 15, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the meeting, stockholders voted on the following resolutions with the vote tabulations so indicated:

                                                                       Votes
                                                       -----------------------------------
                                                          For         Against    Abstained
                                                       -----------------------------------
         1.       To elect four Class I Directors
                  for a term of three years each.      32,345,932           0      309,907

         2.       To ratify the appointment of
                  KPMG LLP as the Company's
                  independent public accountants
                  for the next fiscal year.            32,641,345       9,122        5,372

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

                                          J.B. HUNT TRANSPORT SERVICES, INC.


DATE:    May 4, 1999                   BY: /s/ Kirk Thompson
     ---------------------                --------------------------------------
                                           Kirk Thompson
                                           President and Chief Executive Officer


DATE:    May 4, 1999                   BY: /s/ Jerry W. Walton
     ---------------------                --------------------------------------
                                           Jerry W. Walton
                                           Executive Vice President, Finance
                                           and Chief Financial Officer

DATE:    May 4, 1999                   BY: /s/ Donald G. Cope
     ---------------------                --------------------------------------
                                           Donald G. Cope
                                           Vice President, Controller
                                           and Chief Financial Officer