Form 10-Q
period 1999-06-30
HUNT J B TRANSPORT SERVICES INC
filed 1999-08-09
CIK 728535

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(MARK ONE)

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---                THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1999

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

         THE NUMBER OF SHARES OF THE COMPANY'S $.01 PAR VALUE COMMON STOCK OUTSTANDING ON JUNE 30, 1999 WAS 35,625,849

                                     PART 1

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         The interim condensed consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

         The interim condensed consolidated financial statements have been reviewed by KPMG LLP, independent public accountants.

          These interim condensed consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1998.


                                INDEX
                                -----
Condensed Consolidated Statements of Earnings for the
       Three and Six Months Ended June 30, 1999 and 1998..........................Page 3
Condensed Consolidated Balance Sheets as of
       June 30, 1999 and December 31,1998.........................................Page 4
Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 1999 and 1998....................................Page 5
Notes to Condensed Consolidated Financial Statements
       as of June 30, 1999........................................................Page 6
Review Report of KPMG LLP.........................................................Page 9

ITEM 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition..................................................Page 10

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...............Page 16

                       J.B. HUNT TRANSPORT SERVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (unaudited)


-----------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30                         JUNE 30
-----------------------------------------------------------------------------------------------------------
                                                        1999          1998                1999        1998
-----------------------------------------------------------------------------------------------------------
Operating revenues                                  $497,554      $460,985            $967,798    $874,451

Operating expenses
     Salaries, wages and employee benefits           176,175       158,851             348,863     304,839
     Purchased transportation                        161,283       155,085             305,632     292,392
     Fuel and fuel taxes                              39,211        33,942              75,920      67,358
     Depreciation                                     38,524        33,048              76,434      65,478
     Operating supplies and expenses                  30,693        23,994              58,243      45,341
     Insurance and claims                              8,214         6,632              17,995      14,604
     Operating taxes and licenses                      7,064         6,634              13,566      12,010
     General and administrative expenses               7,042         6,570              12,069      10,270
     Communication and utilities                       5,109         4,616              10,662       8,888
----------------------------------------------------------------------------------------------------------
          Total operating expenses                   473,315       429,372             919,384     821,180
----------------------------------------------------------------------------------------------------------
          Operating income                            24,239        31,613              48,414      53,271
Interest expense                                       7,255         7,200              14,760      13,806
----------------------------------------------------------------------------------------------------------
          Earnings before income taxes                16,984        24,413              33,654      39,465
Income taxes                                           6,199         8,789              12,284      14,358
----------------------------------------------------------------------------------------------------------
          Net earnings                              $ 10,785      $ 15,624            $ 21,370    $ 25,107
==========================================================================================================
Average basic shares outstanding                      35,625        35,511              35,620      35,562
==========================================================================================================
          Basic earnings per share                  $   0.30      $   0.44            $   0.60    $   0.71
==========================================================================================================
Average diluted shares outstanding                    35,847        36,970              36,226      36,818
==========================================================================================================
          Diluted earnings per share                $   0.30      $   0.42            $   0.59    $   0.68
==========================================================================================================

See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


----------------------------------------------------------------------------------------
                                                    JUNE 30, 1999    DECEMBER 31, 1998
----------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                     $    3,248          $    9,227
      Accounts receivable                              198,230             184,367
      Prepaid expenses                                  22,614              30,402
      Deferred income taxes                              1,275               1,275
----------------------------------------------------------------------------------------
            Total current assets                       225,367             225,271
----------------------------------------------------------------------------------------
Property and equipment                               1,473,074           1,418,033
      Less accumulated depreciation                    559,992             492,633
----------------------------------------------------------------------------------------
            Net property and equipment                 913,082             925,400
----------------------------------------------------------------------------------------
Other assets                                            30,448              20,808
----------------------------------------------------------------------------------------
                                                    $1,168,897          $1,171,479
========================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt          $   11,300          $   16,350
      Trade accounts payable                           122,109             147,967
      Claims accruals                                    1,280               6,131
      Accrued payroll                                   31,315              23,684
      Other accrued expenses                            12,018              11,909
----------------------------------------------------------------------------------------
            Total current liabilities                  178,022             206,041
----------------------------------------------------------------------------------------
Long-term debt                                         417,475             417,045
Claims accruals                                          4,192               7,166
Deferred income taxes                                  175,326             165,570
Stockholders' equity                                   393,882             375,657
----------------------------------------------------------------------------------------
                                                    $1,168,897          $1,171,479
========================================================================================

See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


--------------------------------------------------------------------------------------------------------------------
                                                                                            SIX MONTHS ENDED JUNE 30
--------------------------------------------------------------------------------------------------------------------
                                                                                            1999                1998
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                     $  21,370           $  25,107
      Adjustments to reconcile net earnings to
         net cash provided by operating activities:
            Depreciation                                                                  76,434              65,478
            Provision for noncurrent deferred income taxes                                 9,756               6,012
            Tax benefit of stock options exercised                                            69                 701
            Termination of restricted stock                                                  (18)                (23)
            Amortization of discount, net                                                    430                 (50)
            Changes in assets and liabilities:
               Trade accounts receivable                                                 (13,863)            (11,593)
               Prepaid expenses                                                            7,788               7,106
               Trade accounts payable                                                    (25,858)             (2,778)
               Claims accruals                                                            (7,825)            (20,682)
               Accrued payroll and other accrued expenses                                  7,740              18,389
--------------------------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities                              76,023              87,667
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Additions to property and equipment                                                (68,840)           (184,504)
      Proceeds from sale of equipment                                                      4,724              31,062
      Decrease (increase) in other assets                                                 (9,695)              3,221
--------------------------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                                 (73,811)           (150,221)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net borrowings (repayments) under commercial paper program                             (50)             79,850
      Net payments of long-term debt                                                      (5,000)             (5,000)
      Repurchase of treasury stock                                                             0              (5,814)
      Proceeds from sale of treasury stock                                                   422               2,417
      Dividends paid                                                                      (3,563)             (3,540)
--------------------------------------------------------------------------------------------------------------------
                   Net cash provided (used in) by financing activities                    (8,191)             67,913
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      (5,979)              5,359
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                           9,227               3,701
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $   3,248           $   9,060
====================================================================================================================
Supplemental disclosure of cash flow information: Cash paid (refunded) during the period for:
            Interest                                                                   $  15,031           $  13,859
            Income taxes                                                                     300              (1,602)
====================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)    LONG-TERM DEBT
       Long-term debt consists of (in thousands):

                                                        6/31/99            12/31/98
                                                      ---------           ---------
Commercial paper                                      $ 131,300           $ 131,350

Senior notes payable, interest at 7.84%
     payable semiannually                                    --               5,000

Senior notes payable, interest at 6.25%
     payable semiannually, due 11/17/2000                25,000              25,000

Senior notes payable, interest at 6.00%
     payable semiannually, due 12/12/2000                25,000              25,000

Senior notes payable, interest at 6.25%
     payable semiannually, due 9/1/2003                  98,260              98,260

Senior notes payable, interest at 7.00%
     payable semiannually, due 9/15/2004                100,000             100,000

Senior subordinated notes, interest at 7.80%
     payable semiannually                                50,000              50,000
                                                      ---------           ---------
                                                        429,560             434,610
Less current maturities                                 (11,300)            (16,350)
Unamortized discount                                       (785)             (1,215)
                                                      ---------           ---------
                                                      $ 417,475           $ 417,045
                                                      =========           =========

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

2)       CAPITAL STOCK
         The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:



                                                                      Weighted average         Number of
                                                    Number of          exercise price            shares
                                                     shares               per share            exercisable
                                                    ---------             ---------            -----------
 Outstanding at December 31, 1998                   3,349,890               $16.98               323,390
                                                                                               ===========
       Granted                                        57,000                21.53
       Exercised                                     (19,500)               12.63
       Terminated                                    (31,200)               13.99
                                                    ---------             ---------
 Outstanding at June 30, 1999                       3,356,190              $17.11                558,815
                                                    =========             =========            ===========

         On July 15, 1999, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on August 20, 1999 to stockholders of record on August 2, 1999.

3)       EARNINGS PER SHARE
         A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below:


                                                                (in thousands, except per share data)
                                                         Three Months Ended                 Six Months Ended
                                                               June 30                          June 30

                                                        1999             1998             1999             1998
                                                      -------          -------          -------          -------
Numerator (net earnings)                              $10,785          $15,624          $21,370          $25,107

Denominator - Basic earnings per share
   Weighted average shares outstanding                 35,625           35,511           35,620           35,562
                                                      =======          =======          =======          =======
      Basic earnings per share                        $   .30          $   .44          $   .60          $   .71
                                                      =======          =======          =======          =======

Denominator - Diluted earnings per share
   Weighted average share outstanding                  35,625           35,511           35,620           35,562
   Effect of common stock options                         222            1,459              606            1,256
                                                      -------          -------          -------          -------
   Weighted average shares assuming dilution           35,847           36,970           36,226           36,818
                                                      =======          =======          =======          =======
      Diluted earnings per share                      $   .30          $   .42          $   .59          $   .68
                                                      =======          =======          =======          =======

         Options which were outstanding to purchase shares of common stock during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares were:


                                              Three Months Ended                    Six Months Ended
                                                   June 30                              June 30
                                            ---------------------          --------------------------------
                                              1999           1998          1999                   1998
                                              ----           ----          ----                   ----
Number of shares under option                  682,525         --             387,675            134,500
Range of exercise price                     $18.00-$37.50      --          $20.38-$37.50      $28.13-$30.00

4)   COMPREHENSIVE INCOME
         Comprehensive income consists of net earnings and foreign currency translation adjustments. During the three and six month periods ended June 30,1999, comprehensive income was equal to (in thousands):



                                                     Three Months Ended          Six Months Ended
                                                        June 30, 1999              June 30, 1999
                                                     ------------------          -----------------
                    Net earnings                           $10,785                    $21,370
                    Foreign currency
                         translation (loss) gain                79                        (56)
                                                           -------                    -------
                    Comprehensive income                   $10,864                    $21,314
                                                           =======                    =======

         During 1998, comprehensive income and net earnings were the same.


5)   SEGMENTS
         A summary of segment information is presented below (in millions):


                                               Three Months       Six Months
                                               Ended June 30     Ended June 30
                                               -------------     -------------
         Revenues                              1999     1998     1999     1998
         --------                              ----     ----     ----     ----
         Van/Intermodal                        $353     $346    $ 689     $663
         Logistics                               88       79      169      145
         Dedicated Contract Services             77       50      147       93
         Other                                   --        4       --        8
                                               ----     ----    -----     ----
                Subtotal                        518      479    1,005      909
         Inter-segment eliminations             (20)     (18)     (37)     (34)
                                               ----     ----    -----     ----
                Total                          $498     $461    $ 968     $875
                                               ====     ====    =====     ====


                                               Three Months       Six Months
                                               Ended June 30     Ended June 30
                                               -------------     -------------
         Operating Income                      1999     1998     1999     1998
         ----------------                      ----     ----     ----     ----
         Van/Intermodal                        $ 17     $ 24     $ 32     $ 40
         Logistics                                1        3        4        4
         Dedicated Contract Services              6        5       11        8
         Other                                   --       --        1        1
                                               ----     ----     ----     ----
                Total                          $ 24     $ 32     $ 48     $ 53
                                               ====     ====     ====     ====


                                               Three Months       Six Months
                                               Ended June 30     Ended June 30
                                               -------------     -------------
         Net Depreciation Expense              1999     1998     1999     1998
         ------------------------              ----     ----     ----     ----
         Van/Intermodal                        $ 30     $ 29     $ 62     $ 57
         Logistics                                1       --        1       --
         Dedicated Contract Services              7        4       13        8
                                               ----     ----     ----     ----
                Total                          $ 38     $ 33     $ 76     $ 65
                                               ====     ====     ====     ====

6)   PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
         In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement requires the recognition of all derivatives in the statement of financial position as either assets or liabilities and their measurement at fair value. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has not determined what impact, if any, Statement No. 133 will have on its financial statements.

7)   RECLASSIFICATIONS
         Certain amounts for 1998 have been reclassified to conform to the 1999 classifications.


                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT



The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
                                             /s/ KPMG LLP
                                             -------------------

Little Rock, Arkansas
July 14, 1999

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

       The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1998.

                          RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 1999 TO SECOND QUARTER 1998

SUMMARY

       Operating revenues for the second quarter of 1999 increased approximately 8%, to $497.6 million, from $461.0 million in the comparable period of 1998. Revenue in the Van segment grew 2%, with truck revenue up 5% and intermodal revenue down 2%. As announced in May of 1999, intermodal loads and revenue continue to be below expectations. Logistics segment (JBHL) revenues increased 12% during the second quarter of 1999, while Dedicated Contract Services segment
(DCS) revenue grew 53%. The increase in Van revenue was primarily due to a 2% growth of the road tractor fleet. Overall truck revenue per mile in 1999 was up
 .6%, while intermodal revenue per mile was down approximately 1.8%, when compared with the second quarter of 1998. The increase in JBHL revenue was primarily due to growth with existing customers. The significant growth of DCS revenue was driven by a 42% increase in the tractor fleet, a portion of which was transferred from Van, new contract arrangements and growth with existing customers. Other revenue in 1998 was generated by a small subsidiary, Lake City Express, which was sold in June of 1998.

       Operating income in the Van segment declined during the second quarter of 1999 to $16.5 million, from $24.0 million in the second quarter of 1998. This decline was due, in part, to higher costs for tractor and trailing equipment maintenance, office salaries and wages, driver compensation, trailer rental and fuel. The decrease in JBHL operating income was primarily due to higher purchased transportation expense. The increase of DCS operating income was primarily due to revenue growth.


                                          Operating Segments
                                    For Three Months Ended June 30
                                        (dollars in millions)

                                           Gross Revenue                          Operating Income
                                 ----------------------------------             --------------------
                                 1999           1998       % Change             1999            1998
                                 ----           ----       --------             ----            ----
Van /Intermodal                  $352.3        $345.4             2%          $ 16.5         $ 24.0
Logistics                          88.3          78.8            12%              .9            2.9
Dedicated Contract Services        77.0          50.3            53%             6.6            5.2
Other                                --           4.1            --               .2           (0.5)
                                 ------        ------       -------           ------         ------
Subtotal                          517.6         478.6             8%            24.2           31.6
Inter-segment eliminations        (20.0)        (17.6)           --               --             --
                                 ------        ------       -------           ------         ------
Total                            $497.6        $461.0             8%          $ 24.2         $ 31.6
                                 ======        ======       =======           ======         ======

       The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.


                                                                        Three Months Ended June 30
                                                             ----------------------------------------------
                                                                Percentage of             Percentage Change
                                                             Operating Revenues            Between Quarters
                                                             --------------------         -----------------
                                                             1999            1998           1999 vs. 1998
                                                             --------------------         -----------------
   Operating revenues                                        100.0%         100.0%              7.9%
   Operating expenses
        Salaries, wages and employee benefits                35.4%          34.5%              10.9%
      Purchased transportation                               32.4%          33.6%               4.0%
      Fuel and fuel taxes                                     7.9%           7.4%              15.5%
      Depreciation                                            7.7%           7.2%              16.6%
      Operating supplies and expenses                         6.2%           5.2%              27.9%
      Insurance and claims                                    1.7%           1.4%              23.9%
      Operating taxes and licenses                            1.4%           1.4%               6.5%
      General and administrative expenses                     1.4%           1.4%               7.2%
      Communication and utilities                             1.0%           1.0%              10.7%
                                                             --------------------         -----------------
           Total operating expenses                          95.1%          93.1%              10.2%
                                                             --------------------         -----------------
           Operating income                                   4.9%           6.9%             (23.3%)
   Interest expense                                           1.5%           1.6%               0.8%
                                                             --------------------         -----------------
           Earnings before income taxes                       3.4%           5.3%             (30.4%)
   Income taxes                                               1.2%           1.9%             (29.5%)
                                                             --------------------         -----------------
           Net earnings                                       2.2%           3.4%             (31.0%)
                                                             ====================         =================

       Total operating expenses for the second quarter of 1999 increased approximately 10%, while operating revenues increased nearly 8%, compared with the same period of 1998. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 95.1% for the second quarter of 1999, compared with 93.1% in 1998. Salaries, wages and employee benefits increased nearly 11%, primarily due to higher driver compensation, office salaries and wage costs, and higher health insurance and other benefit expenses. Purchased transportation expense increased 4% from 1998 and declined as a percentage of revenue primarily due to a slight decline in intermodal volume and the 1998 sale of Lake City Express, which compensated its drivers as independent contractors. Fuel and fuel taxes increased 15.5% and rose slightly as a percentage of revenue, reflecting approximately 3% higher fuel costs and 3% lower miles per gallon.

       Depreciation expense increased 16.6%, reflecting the growth of the Van and DCS tractor and trailing equipment fleets. The increase in depreciation was also due to differences in gain or loss on asset dispositions. A net loss of $439,000 was recognized on asset dispositions during the second quarter of 1999, which increased depreciation expense, compared with a gain of $1.4 million, which reduced depreciation in 1998. Operating supplies and expenses increased nearly 28% during 1999, primarily due to higher levels of spending for tractor and trailer maintenance and tires. These higher maintenance costs were due to an approximate 40% increase in the average age of the Van tractor fleet and a $2 million cost to repair a group of leased trailers that were returned to the lessor in 1999.

       While the frequency of vehicle collisions declined slightly during the second quarter of 1999, the severity, or cost per collision, was up significantly and resulted in a nearly 24% higher insurance and claims expense. Operating taxes and licenses and general and administrative expense increased in relative proportion to revenue. The increase in communication and utilities expense was primarily a result of expanded data and telecommunication networks and higher satellite communication costs. The effective income tax rate was 36.5% in 1999 and 36% in 1998.

       As a result of the above, net earnings for the second quarter of 1999 were $10.8 million, or diluted earnings per share of $.30, compared with $15.6 million in 1998, or $.42 per diluted share.



COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

SUMMARY

       Operating revenues for the six month period ended June 30, 1999 increased 11%, to $967.8 million, from $874.5 million in 1998. For the current six month period Van segment revenue was up 4%, JBHL revenue grew 16% and DCS revenue increased 59%. The increase in Van revenue was primarily due to a 2% growth of the road tractor fleet and a 2% growth of intermodal revenue. Overall truck revenue per mile in 1999 was up .3%, while intermodal revenue per mile declined 1.5%, when compared with the first six months of 1998. The increase in JBHL revenue was due to the addition of new accounts and growth with existing customers. The significant increase in DCS revenue was driven by a 52% increase in the tractor fleet, a portion of which was transferred from Van, new contract arrangements and growth with existing customers. Other revenue in 1998 was generated by a small subsidiary, Lake City Express, which was sold in June of 1998.

       Operating income in the Van segment declined during the first six months of 1999 to $31.8 million, from $40.5 million in 1998. This decline was due, in part, to higher costs for office salaries and wages, tractor and trailing equipment maintenance, driver compensation and fringe benefits. JBHL operating income was essentially flat between 1999 and 1998, primarily due to higher purchased transportation expense. The increase of DCS operating income was primarily due to revenue growth.


                                  Operating Segments
                             For Six Months Ended June 30
                                 (dollars in millions)

                                    Gross Revenue               Operating Income
                             ----------------------------       ----------------
                             1999      1998      % Change       1999        1998
                             ----      ----      --------       ----        ----
Van /Intermodal             $ 689.3   $662.1        4%         $31.8       $40.5
Logistics                     168.5    145.4       16%           3.7         3.8
Dedicated Contract Services   147.2     92.5       59%          11.3         8.2
Other                            --      8.0       --            1.6         0.8
                            -------   ------     ----          -----       -----
Subtotal                    1,005.0    908.0       11%          48.4        53.3
Inter-segment eliminations    (37.2)   (33.5)      --             --          --
                            -------   ------     ----          -----       -----
Total                       $ 967.8   $874.5       11%         $48.4       $53.3
                            =======   ======     ====          =====       =====

       The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.


                                                                         Six Months Ended June 30
                                                             ----------------------------------------------
                                                                Percentage of             Percentage Change
                                                             Operating Revenues            Between Quarters
                                                             --------------------         -----------------
                                                             1999            1998          1999 vs. 1998
                                                             ----            ----          ----     ----
   Operating revenues                                       100.0%         100.0%             10.7%
   Operating expenses
      Salaries, wages and employee benefits                  36.0%          34.9%             14.4%
      Purchased transportation                               31.6%          33.4%              4.5%
      Fuel and fuel taxes                                     7.8%           7.7%             12.7%
      Depreciation                                            7.9%           7.5%             16.7%
      Operating supplies and expenses                         6.0%           5.2%             28.5%
      Insurance and claims                                    1.9%           1.7%             23.2%
      Operating taxes and licenses                            1.4%           1.4%             13.0%
      General and administrative expenses                     1.2%           1.2%             17.5%
      Communication and utilities                             1.1%           1.0%             20.0%
                                                            ---------------------          -------------
           Total operating expenses                          95.0%          93.9%             12.0%
                                                            ---------------------          -------------
           Operating income                                   5.0%           6.1%             (9.1%)
   Interest expense                                           1.5%           1.6%              6.9%
                                                            ---------------------          -------------
           Earnings before income taxes                       3.5%           4.5%            (14.7%)
   Income taxes                                               1.3%           1.6%            (14.4%)
                                                            ---------------------          -------------
           Net earnings                                       2.2%           2.9%            (14.9%)
                                                            =====================          =============

       Total operating expenses for the six months ended June 30, 1999 increased 12%, while operating revenues increased 10.7%, compared with the same period of 1998. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 95.0% for the six months ended June 30, 1999, compared with 93.9% in 1998. Salaries, wages and employee benefits increased 14.4%, primarily due to higher driver compensation, office salaries and wage costs, and higher health insurance and other benefit expenses. Purchased transportation expense increased 4.5% over 1998 levels and declined as a percentage of revenue primarily due to slower growth of intermodal volume and the 1998 sale of Lake City Express, which compensated its drivers as independent contractors. Fuel and fuel taxes increased 12.7% and rose slightly as a percentage of revenue, primarily due to lower miles per gallon, partly offset by slightly lower fuel cost per gallon in the current year.

       Depreciation expense increased 16.7%, reflecting the growth of the Van and DCS tractor and trailing equipment fleets. The increase in depreciation was also due to differences in gain or loss on asset dispositions. A net loss of $473,000 was recognized on asset dispositions during the first six months of 1999, which increased depreciation, compared with a gain of $2.1 million, which reduced depreciation in 1998. Operating supplies and expenses increased 28.5% during 1999, primarily due to higher spending levels for tractor and trailer maintenance and tires. These higher maintenance costs were due to an approximate 27% increase in the average age of the Van tractor fleet and a $2 million cost to repair a group of leased trailers that were returned to the lessor in 1999.

       While the frequency of vehicle collisions declined slightly during the first six months of 1999, the severity, or cost per collision, was up significantly and resulted in a 23.2% increase in insurance and claims expense. Operating taxes and licenses increased in relative proportion to revenue. The 17.5% increase in general and administrative expenses was primarily due to higher levels of spending for computer hardware and software rental and maintenance. The significant increase in communications and utilities expense was primarily a result of expanded data and telecommunications networks and higher satellite communications costs. The effective income tax rate was 36.5% in 1999 and 36.4% in 1998.

       As a result of the above, net earnings for the six months ended June 30, 1999 were $21.4 million, or diluted earnings per share of $.59, compared with $25.1 million in 1998, or $.68 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

       This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Balance Sheets.

       Net cash provided by operating activities was $76.0 million for the six months ended June 30, 1999, compared with $87.7 million in 1998. Net cash was generated during 1999 primarily from net earnings, depreciation, deferred income taxes and increases in accrued payroll and other accrued expenses. Net cash was used primarily to pay claims, trade accounts payable and fund an increase in accounts receivable. Net cash used in investing activities was $73.8 million in 1999, compared with $150.2 million in 1998. This decline in investment spending was primarily due to fewer additions and trades of new tractors and trailers in the current year. The Company also used $8.2 million of cash in financing activities, primarily to pay dividends and repay long-term debt.

SELECTED BALANCE SHEET DATA


                                                                        As of
                                           -------------------------------------------------------------
                                           June 30, 1999         December 31, 1998         June 30, 1998
                                           -------------         -----------------         -------------
     Working  capital ratio                    1.27                    1.09                     .75
     Current maturities of long-
         term debt (millions)                $ 11.3                  $ 16.4                   $ 97.4
     Total debt (millions)                   $428.8                  $433.4                   $415.1
     Total debt to equity                      1.09                    1.15                     1.16
     Total debt as a percentage
          of total capital                      .52                     .54                      .54

       The Company's debt levels declined to approximately $429 million at June 30, 1999 from $433 million at December 31, 1998. Total debt increased approximately $14 million from June of 1998 to June of 1999. However, debt to equity and debt as a percentage of total capital both declined in 1999. The Company commenced receiving new tractors in April of 1999, in connection with an order of 1,750 new units, which was announced in May of 1998. The Company generates significant cash from operating activities and has borrowing capacity to meet its committed and contemplated cash requirements.

YEAR 2000

       The Company utilizes and is significantly dependent upon a wide variety of complex information technologies (IT) to conduct daily business operations. Company IT systems are used by shippers to request freight services and track order status, and by the Company to process and manage orders, communicate with drivers, bill customers, authorize the purchase of fuel and other maintenance services, general accounting, payroll and a number of other functions. The Company recognized the importance of the Year 2000 (Y2K) issue and developed an action plan in 1996. The plan included systematic reviews of all internal hardware, software and functions to either verify that the system is Y2K compliant or modify/replace the software or system as required.

STATE OF READINESS

       The Company has focused significant resources during 1998 and 1999 on Y2K with the goal of no material business or system disruption related to dates on or after January 1, 2000. The Company established July 1, 1999 as a completion date for all modifications, installations and testing of mission critical internal computer and IT applications. The Company has modified or otherwise corrected all mission critical internal Y2K issues and problems that have been identified. Although some limited reviews and testing will continue through 1999 and early 2000, the Company believes that all internal IT systems, which have a material impact on daily operations, have been modified and tested to eliminate or minimize the Y2K problem.

       In addition to the issues and risks associated with internal IT systems, the Company has relationships and is dependent upon a number of third parties such as customers, suppliers and utility service providers. Daily business operations include the electronic data interchange of information (EDI) with customers and providers of transportation services such as railroads and motor freight carriers. Other third party providers of critical services such as voice and data communications, natural gas, water, electricity and diesel fuel are also an integral part of daily business operations. If significant numbers or certain critical customers or suppliers experience failures in their computer systems or equipment due to Y2K non-compliance it could affect the Company's normal business activities. While some of these risks are not controllable by the Company, a number of actions and procedures have been implemented to assess and/or reduce this risk. Formal communications have been initiated with certain significant customers and suppliers. Depending upon the circumstances, formal certifications of Y2K compliance have been requested and received. The Company has no knowledge of any primary or critical customer or supplier with potential Y2K issues that might have a material adverse effect on the Company's operations.

COSTS

       Since 1996, the Company has spent approximately $1.6 million on Y2K compliance. Estimated future expense to complete any remaining tests or compliance work is $.2 million for an estimated total cost of $1.8 million. These costs are being charged to operations as incurred. These costs exclude certain new system acquisitions, development and implementation costs that relate to on-going business activity, normal system upgrades and enhancements.

RISKS AND CONTINGENCY PLANS

       The Company has no knowledge of any internal or external Y2K issues that could materially affect business operations. However, there can be no assurance that all internal IT issues have been identified or that no customers, suppliers or utility service providers will experience Y2K disruptions. Accordingly, the Company has developed a Y2K Business Continuity Plan which was completed on June 30, 1999. The purpose of the Plan is to identify the business critical processes and functions, and to outline actions which will be taken to minimize the impact of any Y2K related disruptions that might occur.

       The Plan provides for the establishment of a Y2K Command Center which will be activated on December 15, 1999. The Plan identifies certain critical internal IT related systems as well as key external services such as telecommunications, fuel distribution and utility services to terminals. The Company is unable to determine or quantify the potential impact of the most likely worst case scenario due to the number of variables and uncertainties. Even short-term disruption of telecommunications service, for example, could have a material adverse impact on the Company's business.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

       The Company's earnings are affected by changes in short-term interest rates as a result of its issuance of short-term commercial paper. However, due to its selective utilization of interest rate swaps at certain times, the effects of interest rate changes can be mitigated. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more in 1999 than in 1998, there would be no material adverse impact on the

Company's results of operations. At June 30, 1999, the Company had no outstanding interest rate swap agreements. The Company has no material future earnings or cash flow exposures from changes in interest rates related to its long-term obligations as all of the Company's long-term debt obligations have fixed rates. At June 30, 1999, the fair value of the Company's fixed rate long-term obligations approximated carrying value.

       Although the Company conducts business in foreign countries, international operations are not material to the Company's consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three and six months ended June 30, 1999. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign investment. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.


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

                                J.B. HUNT TRANSPORT SERVICES, INC.



DATE: August 6, 1999            BY: /s/ Kirk Thompson
     --------------------          -------------------------------------------
                                    Kirk Thompson
                                    President and
                                    Chief Executive Officer




DATE: August 6, 1999            BY: /s/ Jerry W. Walton
     --------------------          -------------------------------------------
                                    Jerry W. Walton
                                    Executive Vice President, Finance and
                                    Administration
                                    and Chief Financial Officer




DATE: August 6, 1999            BY: /s/ Donald G. Cope
     --------------------          -------------------------------------------
                                    Donald G. Cope
                                    Vice President, Controller
                                    and Chief Accounting Officer