Form 10-Q
period 1999-09-30
HUNT J B TRANSPORT SERVICES INC
filed 1999-11-12
CIK 728535

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----------            THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

         THE NUMBER OF SHARES OF THE COMPANY'S $.01 PAR VALUE COMMON STOCK OUTSTANDING ON SEPTEMBER 30, 1999 WAS 35,636,738.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

         The interim condensed consolidated financial statements have been reviewed by KPMG LLP, independent public accountants.

         These interim condensed consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1998.


                                                       INDEX
                                                       -----
Condensed Consolidated Statements of Earnings for the
       Three and Nine Months Ended September 30, 1999 and 1998 .............................................Page 3

Condensed Consolidated Balance Sheets as of
       September 30, 1999 and December 31,1998 .............................................................Page 4

Condensed Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 1999 and 1998 .......................................................Page 5

Notes to Condensed Consolidated Financial Statements
       as of September 30, 1999 ............................................................................Page 6

Review Report of KPMG LLP ..................................................................................Page 9

ITEM 2.Management's Discussion and Analysis of Results of Operations
        and Financial Condition.............................................................................Page 10

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk...........................................Page 17

                       J.B. HUNT TRANSPORT SERVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (unaudited)


----------------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30                      SEPTEMBER 30
----------------------------------------------------------------------------------------------------------------------
                                                             1999           1998               1999            1998
----------------------------------------------------------------------------------------------------------------------
Operating revenues                                    $     523,901 $      473,388    $     1,491,699 $      1,347,839

Operating expenses
     Salaries, wages and employee benefits                  181,206        165,722            530,068          470,561
     Purchased transportation                               179,957        161,354            485,591          453,746
     Fuel and fuel taxes                                     44,305         34,537            120,226          101,895
     Depreciation                                            38,129         35,655            114,563          101,133
     Operating supplies and expenses                         34,922         24,508             93,165           69,849
     Insurance and claims                                    11,410          8,803             29,405           23,408
     Operating taxes and licenses                             6,694          5,891             20,260           17,901
     General and administrative expenses                      7,070          7,298             19,138           17,568
     Communication and utilities                              5,233          5,195             15,895           14,083
----------------------------------------------------------------------------------------------------------------------
          Total operating expenses                          508,926        448,963          1,428,311        1,270,144
----------------------------------------------------------------------------------------------------------------------
          Operating income                                   14,975         24,425             63,388           77,695
Interest expense                                              7,167          7,207             21,926           21,012
----------------------------------------------------------------------------------------------------------------------
          Earnings before income taxes                        7,808         17,218             41,462           56,683
Income taxes                                                  2,850          6,371             15,134           20,728
----------------------------------------------------------------------------------------------------------------------
          Net earnings                                $       4,958 $       10,847    $        26,328 $         35,955
======================================================================================================================
Average basic shares outstanding                             35,635         35,597             35,625           35,574
======================================================================================================================
          Basic earnings per share                    $        0.14           0.30    $          0.74 $           1.01
======================================================================================================================
Average diluted shares outstanding                           35,692         36,702             35,957           36,775
======================================================================================================================
          Diluted earnings per share                  $        0.14           0.30    $          0.73 $           0.98
======================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


-----------------------------------------------------------------------------------------------------------------------
                                                                        SEPTEMBER 30, 1999            DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:

      Cash and cash equivalents                                        $             2,817             $          9,227
      Accounts receivable                                                          225,305                      184,367
      Prepaid expenses                                                              37,429                       30,402
      Deferred income taxes                                                          1,275                        1,275
-----------------------------------------------------------------------------------------------------------------------
            Total current assets                                                   266,826                      225,271
-----------------------------------------------------------------------------------------------------------------------
Property and equipment                                                           1,494,360                    1,418,033
      Less accumulated depreciation                                                568,819                      492,633
-----------------------------------------------------------------------------------------------------------------------
            Net property and equipment                                             925,541                      925,400
-----------------------------------------------------------------------------------------------------------------------
Other assets                                                                        48,444                       20,808
                                                                       $         1,240,811             $      1,171,479
=======================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

      Current maturities of long-term debt                             $            19,300             $         16,350
      Trade accounts payable                                                       183,300                      147,967
      Claims accruals                                                                1,828                        6,131
      Accrued payroll                                                               24,093                       23,684
      Other accrued expenses                                                        12,155                       11,909
-----------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                              240,676                      206,041
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                     417,506                      417,045
Claims accruals                                                                      7,662                        7,166
Deferred income taxes                                                              177,336                      165,570
Stockholders' equity                                                               397,631                      375,657
-----------------------------------------------------------------------------------------------------------------------
                                                                       $         1,240,811             $      1,171,479
=======================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)
----------------------------------------------------------------------------------------------------------
                                                                            NINE MONTHS ENDED SEPTEMBER 30
----------------------------------------------------------------------------------------------------------
                                                                                  1999                1998
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

      Net earnings                                                        $     26,328       $     35,955
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
            Depreciation                                                       114,563            101,133
            Provision for noncurrent deferred income taxes                      11,766              8,781
            Tax benefit of stock options exercised                                  55                919
            Termination of restricted stock                                        (18)               (23)
            Amortization of discount, net                                          461               (498)
            Changes in assets and liabilities:
               Trade accounts receivable                                       (40,938)           (23,638)
               Prepaid expenses                                                 (7,027)             3,996
               Trade accounts payable                                           35,333             (1,975)
               Claims accruals                                                  (3,807)           (19,292)
               Accrued payroll and other accrued expenses                          655             26,477
----------------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities                   137,371            131,835
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Additions to property and equipment                                     (133,626)          (253,980)
      Proceeds from sale of equipment                                           18,922             35,305
      Decrease (increase) in other assets                                      (27,261)             3,514
----------------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                      (141,965)          (215,161)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net borrowings (repayments) under commercial paper program                 7,950             (1,900)
      Proceeds from long-term debt                                                  --            100,000
      Repayments of long-term debt                                              (5,000)            (5,000)
      Repurchase of treasury stock                                                  --             (5,814)
      Proceeds from sale of treasury and common stock                              580              2,792
      Dividends paid                                                            (5,346)            (5,320)
----------------------------------------------------------------------------------------------------------
                   Net cash provided (used in) by financing activities          (1,816)            84,758
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            (6,410)             1,432
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                 9,227              3,701
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $      2,817       $      5,133
==========================================================================================================
Supplemental disclosure of cash flow information:
     Cash paid (refunded) during the period for:
            Interest                                                      $     23,742       $     20,312
            Income taxes                                                           295             (1,193)
==========================================================================================================


See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)    LONG-TERM DEBT

       Long-term debt consists of (in thousands):

                                                                             9/30/99      12/31/98
                                                                             -------      --------
Commercial paper                                                            $ 139,300    $ 131,350
Senior notes payable, interest at 7.84%
     payable semiannually                                                        --          5,000
Senior notes payable, interest at 6.25%
     payable semiannually, due 11/17/2000                                      25,000       25,000
Senior notes payable, interest at 6.00%
     payable semiannually, due 12/12/2000                                      25,000       25,000
Senior notes payable, interest at 6.25%
     payable semiannually, due 9/1/2003                                        98,260       98,260
Senior notes payable, interest at 7.00%
     payable semiannually, due 9/15/2004                                      100,000      100,000
Senior subordinated notes, interest at 7.80%
     payable semiannually                                                      50,000       50,000
                                                                              -------       ------
                                                                              437,560      434,610
Less current maturities                                                       (19,300)     (16,350)
Unamortized discount                                                             (754)      (1,215)
                                                                            ---------    ---------
                                                                            $ 417,506    $ 417,045
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

2)       CAPITAL STOCK

         The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                     Weighted average      Number of
                                      Number of       exercise price        shares
                                       shares           per share         exercisable
                                       ------           ---------         -----------
Outstanding at December 31, 1998     3,349,890           $16.98             323,390
                                                                            =======

      Granted                           57,000            21.53
      Exercised                        (24,125)           12.77
      Terminated                       (31,200)           13.99
                                        ------            -----
Outstanding at September 30, 1999    3,351,565           $17.12             554,190
                                     =========           ======             =======

         On October 14, 1999, the Company's Board of Directors declared a regular quarterly cash dividend of $.05 per share payable on November 22, 1999 to stockholders of record on November 2, 1999.

3)       EARNINGS PER SHARE

         A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below:

                                                                (in thousands, except per share data)
                                                                -------------------------------------
                                                            Three Months Ended          Nine Months Ended
                                                               September 30                September 30
                                                            -------------------         -------------------

                                                             1999        1998            1999          1998
                                                             ----        ----            ----          ----
Numerator (net earnings)                                     $4,958     $10,847         $26,328       $35,955

Denominator - Basic earnings per share
   Weighted average shares outstanding                       35,635      35,597          35,625        35,574
                                                             ======      ======          ======        ======
      Basic earnings per share                               $  .14      $  .30          $  .74        $ 1.01
                                                             ======      ======          ======        ======

Denominator - Diluted earnings per share

   Weighted average share outstanding                        35,635      35,597          35,625        35,574
   Effect of common stock options                                57       1,105             332         1,201
                                                             ------      ------          ------        ------
   Weighted average shares assuming dilution                 35,692      36,702          35,957        36,775
                                                             ======      ======          ======        ======
      Diluted earnings per share                             $  .14      $  .30          $  .73        $  .98
                                                             ======      ======          ======        ======

         Options which were outstanding to purchase shares of common stock during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares were:

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30                              September 30
                                            ----------------------------------         ------------------------------

                                                   1999                1998                1999                1998
                                                   ----                ----                ----                ----
Number of shares under option                   4,754,115             162,000             623,675             144,500

Range of exercise price                       $15.00-$37.50        $26.00-$37.50       $18.75-$37.50       $28.13-$37.50

                                        7

4)   COMPREHENSIVE INCOME

         Comprehensive income consists of net earnings and foreign currency translation adjustments. During the three and nine month periods ended September 30, 1999, comprehensive income was equal to (in thousands):

                                                     Three Months Ended       Nine Months Ended
                                                     September 30, 1999       September 30, 1999
                                                     ------------------       ------------------
                    Net earnings                           $4,958                   $26,328
                    Foreign currency
                        translation gain                      430                       374
                                                           ------                   -------
                    Comprehensive income                   $5,388                   $26,702
                                                           ======                   =======

         During 1998, comprehensive income and net earnings were the same.

5)   SEGMENTS

         A summary of segment information is presented below (in millions):

                                               Three Months                 Nine Months
                                             Ended September 30         Ended September 30
                                             ------------------         ------------------
         REVENUES                              1999      1998             1999        1998
         --------                              ----      ----             ----        ----
         Van/Intermodal                      $358.0    $352.9         $1,047.3    $1,014.9
         Logistics                            103.7      84.0            272.2       229.5
         Dedicated Contract Services           82.8      55.7            230.0       148.2
         Other                                   --        --               --         8.0
                                             ------    ------           ------      ------
                Subtotal                      544.5     492.6          1,549.5     1,400.6
         Inter-segment eliminations           (20.6)    (19.2)           (57.8)      (52.8)
                                           ---------  --------        ---------   ---------
                Total                        $523.9    $473.4         $1,491.7    $1,347.8
                                           =========  =======         =========   =========

                                               Three Months                 Nine Months
                                             Ended September 30         Ended September 30
                                             ------------------         ------------------
         OPERATING INCOME                      1999      1998             1999        1998
         ----------------                      ----      ----             ----        ----
         Van/Intermodal                        $6.8     $18.7            $38.5       $59.2
         Logistics                              3.2       1.3              6.9         5.1
         Dedicated Contract Services            4.5       4.9             15.7        13.1
         Other                                   .5       (.5)             2.3          .3
                                           --------    -------         -------     -------
                Total                         $15.0     $24.4            $63.4       $77.7
                                           ========    =======         =======     =======

                                               Three Months                 Nine Months
                                             Ended September 30         Ended September 30
                                             ------------------         ------------------
         NET DEPRECIATION EXPENSE              1999      1998             1999        1998
         ------------------------              ----      ----             ----        ----
         Van/Intermodal                       $31.0     $30.8            $94.1       $88.5
         Logistics                               .3        .2               .9          .5
         Dedicated Contract Services            6.8       4.7             19.6        12.3
                                            -------    ------           ------     -------
                Total                         $38.1     $35.7           $114.6      $101.3
                                            =======    ======           ======     =======

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                                      /s/ KPMG LLP
                                                      ------------

Little Rock, Arkansas
October 14, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1998.

                              RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 1999 TO THIRD QUARTER 1998

SUMMARY

       Operating revenues for the third quarter of 1999 increased 11%, to $523.9 million, from $473.4 million in the comparable period of 1998. Revenue in the Van segment grew 1%, with truck revenue up 2% and intermodal up 1%. As announced in September, 1999 rail service delays reduced intermodal volume during the current quarter. Logistics segment (JBHL) revenues increased 23% during the third quarter of 1999, while Dedicated Contract Services segment
(DCS) revenue grew 49%. Average tractor count in the Van fleet decreased 2% during the current quarter, while the DCS fleet increased 41%. A portion of the DCS fleet increase was due to the transfer of tractors from Van. Van truck only revenue per mile was up approximately 2%, before fuel surcharges, during the current quarter, while intermodal revenue per mile, before fuel surcharges, declined about 2%.

       Operating income in the Van segment declined during the third quarter of 1999 to $6.8 million, from $18.7 million in the third quarter of 1998. This decrease was due, in part, to significantly higher fuel costs, which were not totally offset by fuel surcharges, and due to increased maintenance expense on older tractors. In addition, maintenance costs on the trailing fleet, and insurance and claims costs reduced Van operating income during the current quarter. The increase in JBHL operating income was primarily due to lower purchased transportation expense and improved margins on certain projects. The decline in DCS operating income was primarily due to higher fuel costs and increased insurance and claims expense.

                                                Operating Segments
                                        For Three Months Ended September 30
                                               (dollars in millions)

                                             Gross Revenue                    Operating Income
                                -----------------------------------         --------------------
                                 1999           1998       % CHANGE          1999          1998
                                 ----           ----       --------          ----          ----
Van /Intermodal                  $358.0        $352.9          1%            $6.8         $18.7
Logistics                         103.7          84.0         23%             3.2           1.3
Dedicated Contract Services        82.8          55.7         49%             4.5           4.9
Other                                --            --          --              .5          (0.5)
                                 ------        ------        ----            ----         ------
Subtotal                          544.5         492.6         11%            15.0          24.4
Inter-segment eliminations        (20.6)        (19.2)         --              --            --
                                 -------       -------       ----           -----         -----
Total                            $523.9        $473.4         11%           $15.0         $24.4
                                 =======       =======       ====           =====         =====

       The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                                                                  Three Months Ended September 30
                                                             ------------------------------------------
                                                               Percentage of          Percentage Change
                                                             Operating Revenues       Between Quarters
                                                             -------------------      -----------------
                                                              1999         1998        1999 vs. 1998
                                                             ------       ------      -----------------
Operating revenues                                           100.0%       100.0%           10.7%
Operating expenses
     Salaries, wages and employee benefits                    34.6%        35.0%            9.3%
     Purchased transportation                                 34.3%        34.1%           11.5%
     Fuel and fuel taxes                                       8.5%         7.3%           28.3%
     Depreciation                                              7.3%         7.5%            6.9%
     Operating supplies and expenses                           6.7%         5.2%           42.5%
     Insurance and claims                                      2.2%         1.9%           29.6%
     Operating taxes and licenses                              1.3%         1.2%           13.6%
     General and administrative expenses                       1.3%         1.5%           (3.1%)
     Communication and utilities                               1.0%         1.1%             .7%
                                                              -------------------     -----------------
        Total operating expenses                              97.1%        94.8%           13.4%
                                                              -------------------     -----------------
        Operating income                                       2.9%         5.2%          (38.7%)
Interest expense                                               1.4%         1.6%           (0.6%)
                                                              -------------------     -----------------
           Earnings before income taxes                        1.5%         3.6%          (54.7%)
Income taxes                                                    .5%         1.3%          (55.3%)
                                                              -------------------     -----------------
           Net earnings                                        1.0%         2.3%          (54.3%)
                                                              ===================     =================

       Total operating expenses for the third quarter of 1999 increased approximately 13%, while operating revenues increased about 11%, compared with the same period of 1998. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 97.1% for the third quarter of 1999, compared with 94.8% in 1998. Salaries, wages and employee benefits increased approximately 9%, primarily due to higher office salary and wage costs and higher health insurance and other benefit expenses. Purchased transportation expense increased 11.5%, but remained nearly the same percentage of revenue. This was due primarily to increases in JBHL business which results in increased revenue and a corresponding increase in purchased transportation expense. The significant increase in fuel and fuel taxes expense was due, in part, to approximately 18% higher fuel cost per gallon and slightly lower miles per gallon. This increased fuel expense was only partly offset by additional fuel surcharge revenue during the current quarter.

       Depreciation expense increased about 7%, reflecting the approximate 7% increase in the combined tractor fleet. Gains or losses on the disposition of assets are also reflected in net depreciation expense. A net loss of $274,000 was incurred on asset dispositions during the current quarter, compared with a net gain of $3,000 in 1998. Operating supplies and expenses increased 42.5% during 1999, reflecting significantly higher levels of spending for tractor and trailing equipment maintenance and tires. These higher maintenance costs were due, in part, to an approximate 30% increase in the average age of the Van tractor fleet.

       While the frequency of vehicle collisions declined slightly during the third quarter of 1999, the severity, or cost per collision, was up significantly and resulted in nearly 30% higher insurance and claims expense. Operating taxes and licenses expense increased 13.6%, partly due to the growth of the tractor fleet and increases in licensing fees charged by certain states. General and administrative expenses declined slightly, partly due to lower bad debt expense in the current quarter. Communication and utilities expense increased slightly, but remained nearly the same percentage of revenue. No significant changes in the telecommunications network or rates were experienced during the current quarter. The effective income tax rate was 36.5% in 1999 and 37.0% in 1998.

       As a result of the above, net earnings for the third quarter of 1999 were $5.0 million, or earnings per diluted share of $.14, compared with $10.8 million or $.30 per diluted share in 1998.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

SUMMARY

       Operating revenues for the nine month period ended September 30, 1999 increased 11%, to $1,491.7 million from $1,347.8 million in 1998. For the nine month period Van segment revenue was up 3%, JBHL grew 19% and DCS revenue increased 55%. The increase in Van revenue included 5% growth of truck and 2% in intermodal. The Van tractor fleet declined about 2% during the nine month period of 1999. Overall truck revenue per mile, before fuel surcharges, increased about 1%, while intermodal revenue per mile, excluding fuel surcharges, declined 1.5%. The increase in JBHL revenue was a result of new accounts and growth with existing customers. The significant increase in DCS revenue was driven by a 41% increase in the tractor fleet, a portion of which was transferred from Van, new contract arrangements and growth with existing customers. Other revenue in 1998 was generated by a small subsidiary, Lake City Express, which was sold in June of 1998.

       Operating income in the Van segment declined during the nine month period ended September 30, 1999 to $38.5 million, from $59.2 million in 1998. This decline was due, in part, to higher costs for office salaries and wages, tractor and trailing equipment maintenance and tire costs, and increased fuel costs, not totally offset by fuel surcharge revenue. JBHL operating income increased during 1999, primarily due to higher revenue volume and slightly lower purchased transportation expense. The increase in DCS operating income was primarily due to revenue growth. Overall margins in the DCS segment declined in 1999, partly due to higher fuel costs and increased maintenance expense.

                               Operating Segments
                       For Nine Months Ended September 30
                              (dollars in millions)

                                             Gross Revenue                 Operating Income
                                  ---------------------------------      --------------------
                                    1999        1998       % CHANGE      1999            1998
                                  --------    --------     --------      ----            ----
Van /Intermodal                   $1,047.3    $1,014.9          3%       $38.5           $59.2
Logistics                            272.2       229.5         19%         6.9             5.1
Dedicated Contract Services          230.0       148.2         55%        15.7            13.1
Other                                   --         8.0          --         2.3              .3
                                  --------    --------       -----       -----           -----
Subtotal                           1,549.5     1,400.6         11%        63.4            77.7
Inter-segment eliminations           (57.8)      (52.8)         --          --              --
                                  --------    --------       -----       -----           -----
Total                             $1,491.7    $1,347.8         11%       $63.4           $77.7
                                  ========    ========       =====       =====           =====

       The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                                                          Nine Months Ended September 30
                                                     ----------------------------------------
                                                       Percentage of        Percentage Change
                                                     Operating Revenues      Between Quarters
                                                     ------------------     -----------------
                                                      1999        1998        1999 vs. 1998
                                                     ------      ------     -----------------
Operating revenues                                   100.0%      100.0%            10.7%
Operating expenses
   Salaries, wages and employee benefits              35.5%       34.9%            12.6%
   Purchased transportation                           32.6%       33.7%             7.0%
   Fuel and fuel taxes                                 8.1%        7.6%            18.0%
   Depreciation                                        7.7%        7.5%            13.3%
   Operating supplies and expenses                     6.2%        5.2%            33.4%
   Insurance and claims                                2.0%        1.7%            25.6%
   Operating taxes and licenses                        1.4%        1.3%            13.2%
   General and administrative expenses                 1.3%        1.3%             8.9%
   Communication and utilities                         1.1%        1.0%            12.9%
                                                     ------      ------           ------
        Total operating expenses                      95.8%       94.2%            12.5%
                                                     ------      ------           ------
        Operating income                               4.2%        5.8%           (18.4%)
Interest expense                                       1.4%        1.6%             4.3%
                                                     ------      ------           ------
        Earnings before income taxes                   2.8%        4.2%           (26.9%)
Income taxes                                           1.0%        1.5%           (27.0%)
                                                     ------      ------           ------
        Net earnings                                   1.8%        2.7%           (26.8%)
                                                     ======      ======           ======

       Total operating expenses for the nine months ended September 30, 1999 increased 12.5%, while operating revenues increased 10.7%, compared with the same period of 1998. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 95.8% for the nine months ended September 30, 1999, compared with 94.2% in 1998. Salaries, wages and employee benefits increased 12.6%, primarily due to higher driver compensation, office salaries and wage costs, and higher health insurance and other benefit expenses. Purchased transportation expense increased 7% over 1998 levels, but declined as a percentage of revenue, primarily due to slower growth of intermodal volume and the 1998 sale of Lake City Express, which compensated its drivers as independent contractors. Fuel and fuel taxes increased 18% and increased as a percentage of revenue, due to additional truck volume, approximately 4% higher fuel cost per gallon and slightly lower fuel miles per gallon.

       Depreciation expense increased 13.3%, reflecting the growth of the tractor and trailing equipment fleets. The increase in depreciation was also due to differences in gain or loss on asset dispositions. A net loss of $747,000 was recognized on asset dispositions during the nine months ended September 30, 1999, which increased depreciation expense, compared with a gain of $2.1 million, which reduced depreciation in 1998. Operating supplies and expenses increased 33.4% during 1999, primarily due to higher spending levels for tractor and trailing equipment maintenance and tires. These higher maintenance costs were partly due to an approximate 28% increase in the average age of the Van tractor fleet and a $2 million cost to repair a group of leased trailers that were returned to the lessor in 1999.

       While the frequency of vehicle collisions declined slightly during the nine months ended September 30, 1999, the severity, or cost per collision, was up significantly and resulted in 25.6% higher insurance and claims expense. Operating taxes and licenses increased 13.2%, partly due to the growth of the tractor fleet and increases in licensing fees charged by certain states. General and administrative expenses increased in relative proportion to revenue and remained the same percentage of operating revenue. Communication and utilities increased nearly 13%, partly due to expanded data and telecommunications networks and higher satellite communications costs. The effective income tax rate was 36.5% in 1999 and 36.6% in 1998.

       As a result of the above, net earnings for the nine months ended September 30, 1999 were $26.3 million, or diluted earnings per share of $.73, compared with $36.0 million, or $.98 per diluted share in 1998.

LIQUIDITY AND CAPITAL RESOURCES

       This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Balance Sheets.

       Net cash provided by operating activities was $137.4 million for the nine months ended September 30, 1999, compared with $131.8 million in 1998. Net cash was generated during 1999 primarily from net earnings, depreciation, deferred income taxes and increases in trade accounts payable. Net cash was used primarily to fund an increase in accounts receivable, for prepaid expenses and to pay claims. Net cash used in investing activities was $142 million in 1999, compared with $215 million in 1998. This decline in investment spending was primarily due to fewer additions and trades of new tractors and trailing equipment in the current year. The Company had net borrowings of approximately $3 million in 1999, compared with $93 million in 1998, and paid out $5.3 million of dividends in 1999 and in 1998.

SELECTED BALANCE SHEET DATA

                                                             AS OF
                                  ---------------------------------------------------------------
                                  September 30, 1999     December 31, 1998     September 30, 1998
                                  ------------------     -----------------     ------------------
Working  capital ratio                    1.11                  1.09                  1.08
Current maturities of long-
     term debt (millions)              $  19.3                $ 16.4               $  15.6
Total debt (millions)                  $ 436.8                $433.4               $ 432.9
Total debt to equity                      1.10                  1.15                  1.18
Total debt as a percentage
     of total capital                      .52                   .54                   .54

       The Company's total debt level increased approximately $3 million to $436.8 million at September 30, 1999 from $433.4 million at December 31, 1998. Total debt increased approximately $4 million from September of 1998 to September of 1999. However, total debt to equity and debt as a percentage of total capital both declined in 1999. In August of 1999, the Company announced a five year exclusive commitment to purchase approximately $1 billion of new tractors from Freightliner Corporation, a member of the Daimler Chrysler Group. Deliveries of the new tractors commenced in September of 1999. Approximately 800 of the new Freightliners are expected to be delivered during the remainder of calendar year 1999 and preliminary estimates are for approximately 3,000 to be delivered in calendar year 2000. The Company generates significant levels of cash from operating activities and has borrowing capacity to meet its committed and contemplated cash requirements.

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

COSTS

       Since 1996, the Company has spent approximately $1.7 million on Y2K compliance. Estimated future expense to complete any remaining tests or compliance work is $.1 million for an estimated total cost of $1.8 million. These costs are being charged to operations as incurred. These costs exclude certain new system acquisitions, development and implementation costs that relate to on-going business activity, normal system upgrades and enhancements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's earnings are affected by changes in short-term interest rates as a result of its issuance of short-term commercial paper. However, due to its selective utilization of interest rate swaps at certain times, the effects of interest rate changes can be mitigated. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more in 1999 than in 1998, there would be no material adverse impact on the Company's results of operations. At September 30, 1999, the Company had no outstanding interest rate swap agreements. The Company has no material future earnings or cash flow exposures from changes in interest rates related to its long-term obligations as all of the Company's long-term debt obligations have fixed rates. At September 30, 1999, the fair value of the Company's fixed rate long-term obligations approximated carrying value.

       Although the Company conducts business in foreign countries, international operations are not material to the Company's consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three and nine months ended September 30, 1999. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign investment. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

                                       J.B. HUNT TRANSPORT SERVICES, INC.

DATE:    November 10, 1999             BY: /s/ Kirk Thompson
     -------------------------            --------------------------------------
                                           Kirk Thompson
                                           President and
                                           Chief Executive Officer

DATE:    November 10, 1999             BY: /s/ Jerry W. Walton
     -------------------------            --------------------------------------
                                           Jerry W. Walton
                                           Executive Vice President, Finance and
                                           Administration
                                           and Chief Financial Officer

DATE:    November 10, 1999             BY: /s/ Donald G. Cope
     -------------------------            --------------------------------------
                                           Donald G. Cope
                                           Vice President, Controller
                                           and Chief Accounting Officer