Form 10-K
period 1999-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2000-03-02
CIK 728535

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED        COMMISSION FILE NUMBER
                  DECEMBER 31, 1999                   0-11757


                       J.B. HUNT TRANSPORT SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 ARKANSAS                                    71-0335111
      (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

          615 J.B. HUNT CORPORATE DRIVE                        72745
                LOWELL, ARKANSAS                            (ZIP CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (501) 820-0000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS.
                                            YES __X__   NO _____

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF 17,213,282 SHARES OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 18, 2000 WAS $187,194,442 (BASED UPON $10.875 PER SHARE BEING THE CLOSING SALE PRICE ON THAT DATE, AS REPORTED BY NASDAQ). IN MAKING THIS CALCULATION, THE ISSUER HAS ASSUMED, WITHOUT ADMITTING FOR ANY PURPOSE, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT, AND NO OTHER PERSONS, ARE AFFILIATES.

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
               COMMON STOCK, AS OF FEBRUARY 18, 2000: 35,638,986.

                       DOCUMENTS INCORPORATED BY REFERENCE

           CERTAIN PORTIONS OF THE NOTICE AND PROXY STATEMENT FOR THE ANNUAL MEETING OF THE STOCKHOLDERS TO BE HELD APRIL 20, 2000 PART II.

PART I
ITEM 1.   BUSINESS
------------------
GENERAL
     J.B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries ("JBH" or the "Company"), is a diversified transportation services and logistics company operating under the jurisdiction of the U.S. Department of Transportation (DOT) and various state regulatory agencies. JBH is an Arkansas holding company incorporated on August 10, 1961. Through its subsidiaries JBH provides a wide range of logistics and transportation services to a diverse group of customers. The Company directly manages or provides tailored, technology-driven solutions to a growing list of Fortune 500 companies. These customers may request specifically targeted transportation service or outsource their entire logistics function to JBH. The Company also directly transports full-load containerizable freight throughout the continental United States and portions of Canada and Mexico. Transportation services may utilize JBH equipment and employees, or may employ equipment and services provided by unrelated third parties in the transportation industry. For the periods presented, the Company had three distinct operating segments: Van/Intermodal ("Van"); J.B. Hunt Logistics ("JBHL"); and Dedicated Contract Services ("DCS"). See Note (9) Segment Information of the Notes to Consolidated Financial Statements.

     VAN
     Primary transportation service offerings classified in this segment include full truck-load, dry-van, containerizable freight which is typically transported utilizing company-owned revenue equipment. Freight is picked up at the dock or specified location of the shipper and transported directly to the location of the consignee. The load may be transported entirely by company-owned and controlled power equipment or a portion of the movement may be handled by a third-party motor carrier or a railroad. Approximately 46% of Van revenue in 1999 was transported by a railroad for a portion of the movement. If any portion of a movement is handled by a railroad, the entire amount billed to the customer is considered to be intermodal revenue. Typically, the charges for the entire movement are billed to the customer by the Company and the Company, in turn, pays the railroad or third-party for their portion of the transportation services provided. In 1993, rail operations were expanded to utilize high-cube containers which can be separated from the chassis and double-stacked on rail cars to provide improved productivity. Freight may be transported by rail utilizing traditional trailer-on-flatcar (TOFC) medium for a portion of the line-haul, or containers separated from the chassis, double-stacked on railcars and moved as container-on-flatcar (COFC). The Company has agreements with eight different railroads and substantially all of the freight carried under these rail arrangements receives priority space on trains and preferential loading and unloading service at rail facilities.

     JBH Van has certain Canadian authorities which were initially granted in 1988 and may transport freight to and from all points in the continental United States to Quebec, British Columbia and Ontario. The Company has authorization to operate directly in all the Canadian provinces, but to date has served limited points in Canada, primarily through interchange operations with Canadian motor carriers. The Company has provided transportation services to and from Mexico since 1989, primarily through interchange operations with various Mexican motor carriers. A joint venture agreement with Transportacion Maritima Mexicana, one of the largest transportation companies in Mexico, was signed in 1992. At December 31, 1999, Van operated approximately 6,730 tractors and 35,300 trailers/containers. Van gross operating revenues were $1,415 million in 1999, an increase of 3% over 1998.

     JBHL
     The Company formally began offering transportation logistics services in 1992. JBHL services typically refer to an arrangement whereby a shipper may outsource a substantial portion of or their entire distribution and transportation process to one organization. JBHL provides a wide range of comprehensive transportation and management services including experienced professional managers, information and optimization technology, and the actual design or redesign of system solutions. A new JBHL customer or arrangement may require a significant amount of up-front analysis and design time while alternatives are considered and custom systems and software are developed. Once a logistics arrangement is in place, JBHL may utilize Van and/or DCS owned and controlled transportation equipment, unrelated third-party equipment and employees, or a combination to meet the customer's service requirements. JBHL gross operating revenues were $388 million in 1999, an increase of 22% over 1998.

     DCS
     The Company began formally offering dedicated contract services in 1992. DCS operations typically include company-owned revenue equipment and employee drivers that are assigned to a specific customer, traffic lane or service. The service is engineered and customized for the specific customer and is typically in accordance with a written, long-term agreement. Frequently DCS operations provide service to customers that wish to augment or outsource their private fleet. It is common for one customer's dedicated service requirements to relate to limited traffic lanes or freight moving in only one direction. As a result, DCS operations frequently utilize Van freight to provide backhauls which allow equipment to be repositioned for the DCS customer's next movement. The DCS and Van segments also frequently share facilities such as terminals, maintenance shops, bulk fuel locations and trailer pools. At December 31, 1999, DCS operated approximately 2,700 tractors and 4,150 trailers. DCS gross operating revenues were $320 million in 1999, an increase of 51% over 1998.

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

     The Company announced in late 1999, a decision to split the Van business into separate intermodal and truck business segments. This separation is in progress and the Company intends to begin reporting on four segments (Intermodal, Truck, JBHL and DCS) in the first quarter of 2000.

MARKETING AND OPERATIONS
     JBH transports a wide range of products including automotive parts, department store merchandise, paper and wood products, food and beverages, plastics, chemicals and manufacturing materials and supplies. The Company's primary customers include many of the "Fortune 500" companies, but no single customer accounted for more than 8% of revenues during 1999. A broad geographic dispersion and a good balance in the type of freight transported allows JBH some protection from major seasonal fluctuations. However, consistent with the truckload industry in general, freight is typically stronger during the second half of the year, with peak volume occurring in August through mid November. Revenue and earnings are also affected by bad weather, holidays, fuel prices and railroad service levels.

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

 PERSONNEL
     At December 31, 1999, JBH employed approximately 14,700 people, including 10,600 drivers. Historically the truckload transportation industry and the Company have experienced shortages of qualified drivers. In addition, driver turnover rates for truckload motor carriers frequently exceed 100%. In September of 1996, J.B. Hunt announced a new compensation program for the approximate 3,500 over-the-road Van drivers. This comprehensive package, which was effective February 25, 1997, included an average 33% increase in wages for this group of employees. This program was designed to attract and retain a professional and experienced work force capable of delivering a high level of customer service. As anticipated, this increase in driver wages and benefits was partially offset by lower driver recruiting and training expense, reduced accident costs and better equipment utilization. The average driver turnover in the Van business was 49% in 1999 and 46% in 1998, down from 86% in 1996. Drivers are frequently designated as local, regional, regular route or dedicated and over-the-road and typically compensated on a rate-per-mile basis, a rate-per-week basis or a combination of factors. JBH also employed approximately 2,920 office personnel and 1,150 mechanics at December 31, 1999. No employees are represented by collective bargaining agreements and management believes that its relationship with its employees is excellent.

REVENUE EQUIPMENT
     At December 31, 1999, JBH owned approximately 9,460 tractors and operated 17,320 trailers and 22,150 containers. JBH believes that modern, late-model, clean equipment differentiates quality customer service, increases equipment utilization and reduces maintenance costs and downtime. Accordingly, the average age of the Van tractor and trailing fleet was approximately two years and four years, respectively, at December 31, 1999. In 1993, the Company commenced receiving a newly-designed container and chassis combination that could be transported over the road by truck and also be moved by rail or ship. The container and chassis may be transported as a single unit by rail (TOFC) or the container can be separated from the chassis and double-stacked (COFC) on rail cars or ships for improved productivity. Containers comprised approximately 63% of the Van trailing fleet at December 31, 1999. The composition of the dedicated contract fleet varies with specific customer service requirements. All JBH revenue equipment is maintained in accordance with a specific maintenance program primarily based on age and miles traveled. The JBHL business is non-asset based, since the revenue equipment is provided by Van, DCS and third parties.

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

ITEM 2.   PROPERTIES
--------------------

     The Company's corporate headquarters are in Lowell, Arkansas. A 150,000-square-foot building was constructed and occupied in September 1990. In addition to the corporate headquarters, the Company owns a separate 40-acre tract in Lowell, Arkansas with two separate buildings totaling 14,000 square feet of office space and 50,000 square feet of maintenance and warehouse space. These buildings serve as the Lowell operations terminal, tractor maintenance facility and additional administrative offices. A new terminal and maintenance facility was constructed and occupied in Chicago, Illinois during 1996. A new terminal and maintenance facility was also constructed and occupied in Kansas City, Missouri during early 1999. In 1999, a new 20,000 square foot building was constructed and occupied near the corporate headquarters. A portion of this leased facility will serve as a backup data center and provide disaster recovery support services.

A summary of the Company's principal facilities follows:

                                                                         Maintenance Shop                 Office Space
Location                                       Acreage                      (square feet)                (square feet)
----------------------------------------------------------------------------------------------------------------------
    Atlanta, Georgia                                30                             29,800                       10,400
    Chicago, Illinois                               27                             50,000                       14,000
    Dallas, Texas                                   14                             24,000                        7,800
    Detroit, Michigan                               27                             44,300                       10,800
    East Brunswick, New Jersey                      20                             20,000                        7,800
    Houston, Texas                                  13                             24,700                        7,200
    Kansas City, Missouri                           10                             31,000                        6,700
    Little Rock, Arkansas                           24                             29,200                        7,200
    Louisville, Kentucky                            14                             40,000                       10,000
    Lowell, Arkansas (corporate headquarters)       25                                 --                      150,000
    Lowell, Arkansas                                40                             50,200                       14,000
    Lowell, Arkansas (office and data center)        2                                 --                       20,000
    Memphis, Tennessee                              10                             26,700                        8,000
    Phoenix, Arizona                                14                             10,000                        5,300
    San Bernardino, California                       8                             14,000                        4.000
    South Gate, California                          12                             12,000                        5,500
    Syracuse, New York                              13                             19,000                        8,000


In addition to the above facilities, the Company leases numerous small offices and trailer parking yards in various locations throughout the country.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matters were submitted during the fourth quarter of 1999 to a vote of security holders.

EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the executive officers of the Company is set forth below:

                                                                                                  Executive
Name                    Age     Position with Company                                           Officer Since
----                    ---     ---------------------                                           -------------

J.B. Hunt                73     Senior Chairman of the Board; Director                               1961
Wayne Garrison           47     Chairman of the Board; Director                                      1979
Johnelle Hunt            68     Secretary; Director                                                  1972
Kirk Thompson            46     President and Chief Executive Officer; Director                      1984
Paul R. Bergant          53     Executive Vice President, Marketing and Chief Marketing Officer      1985
Bob D. Ralston           53     Executive Vice President, Equipment and Properties                   1989
Jerry W. Walton          53     Executive Vice President, Finance and Administration
                                   and Chief Financial Officer                                       1991
Robert E. Logan (1)      61     Executive Vice President, Chief Information Officer                  1997
Craig Harper             42     Executive Vice President, Operations
                                   and Chief Operations Officer                                      1997
Jun-Sheng Li (2)         41     President J.B. Hunt Logistics
                                   and Executive Vice President, Integrated Solutions                1998
John N. Roberts III (3)  35     President, Dedicated Contract Services,
                                   and Executive Vice President,  Enterprise Solutions               1997
Kay J. Palmer (4)        36     Chief Information Officer                                            1999


(1) Mr. Logan held the Chief Information Officer position until June, 1999, at which time Ms. Palmer assumed the Chief Information Officer responsibilities.

(2) Mr. Li joined the Company in 1994 as Senior Vice President of J.B. Hunt Logistics. In June of 1995, he was named President of J.B. Hunt Logistics and in June of 1998, he was appointed to the additional post of Executive Vice President, Integrated Solutions.

(3) Mr. Roberts joined the Company in 1989 as a management trainee. In December of 1990, he became a Regional Marketing Manager. In February of 1996, he was named Vice President, Marketing Strategy and was appointed President, Dedicated Contract Services, in July of 1997. In June of 1998, he was appointed to the additional position of Executive Vice President of Enterprise Solutions.

(4) Ms. Palmer joined the Company in 1988 as a programming specialist. In June of 1989, she was named Director of Application Services. In June of 1995, she was named Vice President of Applications. She became Senior Vice President of Information Services in August of 1998 and named Chief Information Officer in June of 1999.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
------------------------------------------------------------------------------
MATTERS
-------

PRICE RANGE OF COMMON STOCK
     The Company's common stock is traded in the over-the-counter market under the symbol "JBHT." The following table sets forth, for the calendar years indicated, the range of high and low sales prices for the Company's common stock as reported by the National Association of Securities Dealers Automated Quotations National Market System ("NASDAQ").


                                              1999                              1998
                                        -----------------                -----------------
         Period                           High        Low                 High       Low
         -------------------------------------------------------------------------------
         1st Quarter                    $26.25     $18.00                $30.63     $17.38
         2nd Quarter                     23.25      14.19                 36.13      27.50
         3rd Quarter                     16.75      11.88                 38.88      14.00
         4th Quarter                     15.00      12.38                 23.00      12.31


     On February 18, 2000, the high and low sales prices for the Company's common stock as reported by the NASDAQ were $11.25 and $10.75, respectively. As of February 18, 2000, the Company had 1,642 stockholders of record.

DIVIDEND POLICY
     On January 21, 2000, the Board of Directors declared a quarterly dividend of $.05 per share, payable on February 17, 2000 to shareholders of record on February 3, 2000. The Company declared and paid cash dividends of $.20 per share in 1999 and 1998. On February 16, 2000, the Board of Directors announced a decision to discontinue its policy of paying quarterly cash dividends. The Board indicated an intent to repurchase up to 500,000 shares of outstanding JBHT common stock with the cash previously used to pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------
(Dollars in millions, except per share amounts)


Years Ended December 31         1999      1998      1997      1996      1995      1994      1993    1992    1991    1990
------------------------------------------------------------------------------------------------------------------------

Operating revenues          $2,045.1  $1,841.6  $1,554.3  $1,486.7  $1,352.2  $1,207.6  $1,020.9  $912.0  $733.3  $579.8
Operating income                77.4     103.0      42.9      60.4      21.3      84.9      78.6    69.1    59.4    56.9
Earnings (loss) before
  cumulative effect
  of changes in
  accounting methods            31.9      46.8      11.4      22.1      (2.2)     40.4      38.2    36.9    29.5    30.0
Basic earnings (loss) per
  share before cumulative
  effect of changes in
  accounting methods             .90      1.32       .31       .58      (.06)     1.05      1.00    1.03     .85     .85
Cash dividends per share         .20       .20       .20       .20       .20       .20       .20     .20     .19     .16
Total assets                 1,127.5   1,171.5   1,021.9   1,043.4   1,016.8     993.7     862.4   715.7   520.1   452.7
Long-term debt                 267.6     417.0     322.8     332.6     339.0     299.2     303.5   216.3   156.9   137.6
Stockholders' equity           401.4     375.7     338.0     357.3     356.9     377.9     344.0   308.6   215.8   191.1


       Diluted earnings per share were  $.89, $1.28, $.31 and $.58, for the years
       1999, 1998, 1997 and 1996, respectively.


Percentage of Operating Revenue

Years Ended December 31         1999      1998      1997      1996      1995      1994      1993    1992    1991    1990
------------------------------------------------------------------------------------------------------------------------

Operating revenues             100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%  100.0%  100.0%  100.0%
Operating expenses:
   Salaries, wages
     and employee benefits      34.9      34.9      34.4      32.6      33.8      33.5      36.4    38.2    40.0    41.4
   Purchased transportation     30.8      30.7      30.6      27.2      25.4      23.9      18.4    12.2     7.0     0.7
   Fuel and fuel taxes           8.3       7.5       9.1      10.8      10.6      10.9      12.4    14.2    16.3    17.3
   Depreciation                  7.3       7.4       8.4       8.4       9.6       9.2       8.2     9.5     9.4     9.7
   Operating supplies and
     expenses                    9.1       8.3       8.4       8.0       8.4       6.9       7.2     7.4     8.0     8.8
   Insurance and claims          2.0       1.8       2.4       3.9       3.8       3.1       4.0     4.8     4.7     5.4
   Operating taxes and
     licenses                    1.3       1.3       1.6       1.9       2.0       2.2       2.8     2.8     3.0     3.2
   General and administrative
     expenses                    1.5       1.5       1.2       1.9       2.4       2.2       1.9     2.0     2.1     2.3
   Communication and
     utilities                   1.0       1.0       1.1       1.2       1.1       1.1       1.0     1.3     1.4     1.4
   Special charges                 -         -         -         -       1.3         -         -       -       -       -
                                ----     -----      ----      ----      ----      ----      ----    ----    ----     ---

     Total operating expenses   96.2      94.4      97.2      95.9      98.4      93.0      92.3    92.4    91.9    90.2
                                ----      ----      ----      ----      ----      ----      ----    ----    ----    ----
Operating income                 3.8       5.6       2.8       4.1       1.6       7.0       7.7     7.6     8.1     9.8
Interest expense                 1.4       1.6       1.6       1.7       1.8       1.6       1.4     1.2     1.5     1.2
Income taxes                      .8       1.5        .5        .9         -       2.1       2.6     2.3     2.6     3.4
Cumulative effect of changes in
     accounting methods            -         -         -         -         -         -         -      .2     (.2)      -
                               -----     -----     -----     -----     -----     -----    ------  ------   -----    ----
Net earnings (loss)              1.6%      2.5%       .7%      1.5%      (.2%)     3.3%      3.7%    4.3%    3.8%    5.2%
                               =====     =====     =====     =====     =====     =====    ======  ======   =====    ====

The following table sets forth certain operating data of the Company.
Years Ended December 31         1999      1998      1997      1996      1995      1994      1993    1992    1991    1990
------------------------------------------------------------------------------------------------------------------------
Total loads                2,769,834 2,243,856 1,802,006 1,605,546 1,361,251 1,187,815 1,081,013 960,031 796,929 596,574
Average number of
  tractors in the fleet
  during the year              9,183     8,207     7,629     7,728     7,559     7,094     6,890   6,424   5,286   4,413
Tractors operated
   (at year end)               9,460     8,906     7,508     7,750     7,706     7,412     6,775   7,004   5,843   4,729
Trailers/containers
   (at year end)              39,465    35,366    30,391    27,773    24,618    22,687    19,089  17,391  12,389  10,563
Tractor miles (in
   thousands)                986,288   922,560   790,018   810,450   772,199   740,626   718,767 733,700 638,926  551,175


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
---------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes appearing in this annual report.

SUMMARY OF 1999
     The 1999 financial and operating results were impacted by a number of significant items during the year. Van revenue growth was limited to 3%, partly due to rail service delays which occurred during the second and third quarters of the year. Intermodal load count declined approximately 3% during 1999, while truck only loads increased about 6%. Tractor count in the Van segment was essentially flat for the year. Truck only revenue per loaded mile, before fuel surcharges, was up approximately 1%, while intermodal rates declined about 1%. Van revenue growth increased slightly during the fourth quarter of 1999 due to fuel surcharges which were initiated as fuel costs began to rise significantly. Operating income in the Van segment was reduced, in part, by higher revenue equipment maintenance and tire costs, and significant increases in the cost of fuel. In addition, an initiative to separate the intermodal and truck businesses resulted in higher third party dray expense during the latter part of the year.

     The 22% increase in JBHL segment revenue during 1999 was consistent with the prior year. This growth reflected new logistics agreements with new customers and growth of business volumes with existing customers. The increase in 1999 JBHL operating income was primarily related to higher revenue levels with some lower purchased transportation costs providing for slightly better margins on some business. DCS segment revenue grew 51% to $320.2 million in 1999 from $211.9 million in 1998. This increase in DCS revenue was driven by new customer contracts and projects and fleet additions to existing contracts. The higher level of DCS operating income during 1999 was primarily due to the growth of segment revenue. Margins in the DCS business declined slightly during 1999, partly due to higher fuel costs and higher driver wage expense.



RESULTS OF OPERATIONS

  1999 COMPARED WITH 1998

                                                  Operating Segments
                                              For Years Ended December 31
                                               (in millions of dollars)

                                              Gross Revenue                               Operating Income
                               ----------------------------------------------         ------------------------
                                   1999             1998            % Change           1999               1998
                                   ----             ----            --------           ----               ----
Van/Intermodal                 $1,414.8         $1,378.4                3%             $44.4             $81.1
JBHL                              387.9            317.3               22               10.5               7.5
DCS                               320.2            211.9               51               24.1              17.0
Other                                --              8.0               --               (1.6)             (2.6)
                               --------         --------             ------            -----            ------
     Subtotal                   2,122.9          1,915.6               11               77.4             103.0
Inter-segment eliminations        (77.8)           (74.0)              --                 --                --
                               --------         --------             ------            -----            ------
     Total                     $2,045.1         $1,841.6               11%             $77.4            $103.0
                               ========         ========             ======            =====            ======


         The following table sets forth items in the Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

                                                            Percentage of                         Percentage
                                                          Operating Revenue                         Change
                                                        ---------------------                    -------------
                                                        1999             1998                    1999 vs. 1998
                                                        ----             ----                    -------------
Operating revenues                                     100.0%           100.0%                       11.0%
Operating expenses:
    Salaries, wages and employee benefits               34.9%            34.9%                       11.0%
    Purchased transportation                            30.8             30.7                        11.4
    Fuel and fuel taxes                                  8.3              7.5                        23.1
    Depreciation                                         7.3              7.4                         9.9
    Operating supplies and expenses                      9.1              8.3                        22.0
    Insurance and claims                                 2.0              1.8                        24.1
    Operating taxes and licenses                         1.3              1.3                        12.9
    General and administrative expenses                  1.5              1.5                         7.4
    Communication and utilities                          1.0              1.0                        10.8
                                                       -----            -----                      ------
       Total operating expenses                         96.2             94.4                        13.2
                                                       -----            -----                      ------
       Operating income                                  3.8              5.6                       (24.9)
Interest expense                                         1.4              1.6                        (1.2)
                                                       -----            -----                      ------
       Earnings before income taxes                      2.4              4.0                       (34.0)
Income taxes                                              .8              1.5                       (37.6)
                                                       -----            -----                      ------
       Net earnings                                      1.6%             2.5%                     (31.9%)
                                                       =====            =====                      ======


OPERATING EXPENSES
     Total operating expenses in 1999 increased 13% over 1998, while total operating revenues increased 11%. Operating expenses expressed as a percentage of operating revenues (operating ratio) were 96.2% in 1999, compared with 94.4% in 1998. Salaries, wages and employee benefits increased 11% during 1999 and remained exactly the same percentage of operating revenue for 1999 and 1998. Purchased transportation expense increased 11.4% and also maintained a consistent relationship with operating revenues. While fuel costs were below prior year levels during the first quarter of 1999, cost per gallon started to rise during March and April. During the third quarter of 1999, fuel prices averaged nearly $.20 per gallon higher than the comparable period in 1998 and the spread widened to nearly $.30 per gallon by November of 1999. For the year 1999, fuel and fuel taxes increased 23.1% and grew from 7.5% of operating revenue in 1998 to 8.3% in 1999.

     Depreciation expense increased 9.9% during 1999, but declined slightly as a percentage of operating revenues. The amount of depreciation expense on revenue equipment increased in relative proportion to the size of the fleet. However, total 1999 depreciation expense also increased due to lower gains on the sale of certain assets. Gains on asset dispositions reduce depreciation expense, while losses on dispositions increase depreciation. A net loss of $849,000 was incurred on dispositions in 1999, which increased depreciation, compared with gains on dispositions of $4.1 million in 1998, which reduced depreciation expense. Depreciation expense in 1999 was reduced, in part, by a sale and immediate leaseback of certain trailing equipment. This transaction closed during the fourth quarter of 1999. Operating supplies and expenses increased 22% during 1999 and rose as a percentage of operating revenues. This increase was primarily due to higher revenue equipment maintenance and tire expenditures during 1999.

     Insurance and claims expense, which had declined significantly from 1997 to 1998, increased approximately 24% in 1999. While the frequency of vehicle collisions declined slightly during 1999, the severity, or cost per collision, rose significantly during 1999. Operating taxes and licenses increased 12.9% during 1999, partly due to the growth of the tractor fleet and increases in licensing fees charged by certain states. General and administrative expenses increased 7.4%, but remained the same percentage of operating revenue for both years. A portion of this increased expense was for rental and maintenance of computer equipment. Communication and utilities increased 10.8%, reflecting expanded data and telecommunications networks and higher satellite communications costs. Interest expense declined slightly and the effective income tax rate declined to 35% in 1999 from 37% in 1998. These decreases were due, in part, to the sale and leaseback transaction described above. The overall impact of this sale and leaseback transaction increased 1999 earnings per share by $.02. As a result of this sale and leaseback transaction, future years' rent expense (included in operating supplies and expenses) will be greater and depreciation, interest and income tax expense will be less than what would otherwise have been reported absent the transaction.

     As a result of the above, net earnings for 1999 declined to $31.9 million, or diluted earnings per share of $.89, compared with $46.8 million in 1998, or $1.28 per diluted share. The average number of weighted average shares outstanding (before the effect of dilutive stock options) remained substantially the same for 1999 and 1998. A decrease in weighted average shares assuming dilution resulted from the decreased effect of dilutive stock options caused by a decline in the Company's average price of common stock during 1999.

SUMMARY OF 1998

     J.B. Hunt's 1998 financial and operating results reflected a number of positive trends when compared with 1997. For the first time since 1996, the Company experienced a net increase in the tractor fleet. A 9% increase in Van tractor count and a 17% increase in the Van driver force during 1998 contributed to a 19% increase in segment revenue. Intermodal revenue, which is included in the Van segment, increased 12% during 1998 and also helped support revenue growth. Van truck only revenue per loaded mile increased nearly 2% during 1998, while intermodal rates declined nearly 3%. The significant increase in the driver to tractor ratio also helped improve tractor utilization to 2,645 miles per week in 1998 from 2,555 in 1997. This approximate $225 million increase in segment revenue and higher tractor utilization contributed to the significant increase in 1998 operating income. Van earnings were also favorably impacted in 1998 by lower fuel prices and lower insurance and claims costs.

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

1998 COMPARED WITH 1997

                               Operating Segments
                           For Years Ended December 31
                            (in millions of dollars)

                                               Gross Revenue                     Operating Income
                                -----------------------------------------      --------------------
                                   1998             1997         % Change      1998            1997
                                   ----             ----         --------      ----            ----
Van/Intermodal                  $1,378.4          $1,153.5            19%      $ 81.1          $28.2
JBHL                               317.3             254.1            25          7.5            6.1
DCS                                211.9             150.7            41         17.0           10.9
Other                                8.0              59.8           (87)        (2.6)          (2.3)
                                 -------           -------          ----        -----          -----
     Subtotal                    1,915.6           1,618.1            18        103.0           42.9
Inter-segment eliminations         (74.0)            (63.8)           --           --             --
                                ---------         ---------          ---       ------          -----
     Total                      $1,841.6          $1,554.3            18%      $103.0          $42.9
                                ========          ========          =====      ======          =====

     The following table sets forth items in the Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

                                                             Percentage of                       Percentage
                                                          Operating Revenues                       Change
                                                        ------------------------                -------------
                                                         1998              1997                 1998 vs. 1997
                                                        ------            ------                -------------
Operating revenues                                      100.0%            100.0%                     18.5%

Operating expenses:
    Salaries, wages and employee benefits                34.9%             34.4%                     20.3%
       Purchased transportation                          30.7              30.6                      18.7
    Fuel and fuel taxes                                   7.5               9.1                      (3.0)
    Depreciation                                          7.4               8.4                       4.3
    Operating supplies and expenses                       8.3               8.4                      17.3
    Insurance and claims                                  1.8               2.4                     (13.8)
    Operating taxes and licenses                          1.3               1.6                      (2.3)
    General and administrative expenses                   1.5               1.2                      49.0
    Communication and utilities                           1.0               1.1                      13.3
                                                       ------             -----
       Total operating expenses                          94.4              97.2                      15.0
                                                       ------             -----
       Operating income                                   5.6               2.8                     140.1
Interest expense                                          1.6               1.6                      16.8
                                                       ------             -----
       Earnings before income taxes                       4.0               1.2                     305.5
Income taxes                                              1.5                .5                     294.9
                                                       ------             -----
       Net earnings                                       2.5%               .7%                    312.1%
                                                       ======             =====                     ======

OPERATING EXPENSES

         Total operating expenses in 1998 increased 15% over 1997, while total operating revenues increased nearly 19% during the same period. Operating expenses expressed as a percentage of operating revenues (operating ratio) were 94.4% in 1998, compared with 97.2% in 1997. Salaries, wages and employee benefits increased 20% during 1998 and rose to 34.9% of revenue in 1998 from 34.4% in 1997. This increase was primarily due to an increase in driver wages driven by the mix change of more experienced, higher paid drivers, partly offset by lower worker's compensation claims costs. The increase in purchased transportation expense was related to the growth of intermodal and JBHL business, which results in higher payments to railroads and third-party motor carriers for purchased transportation services. Significantly lower fuel costs per gallon and slightly higher fuel miles per gallon performance helped drive fuel and fuel tax expense down in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates significant amounts of cash from operating activities. Net cash provided by operating activities was $136 million in 1999, $181 million in 1998 and $160 million in 1997. During the three year period ended December 31, 1999, primary operating cash requirements were applied to increases in accounts receivable, other current assets (inventories, licenses and permits) and to pay claims. Primary sources of cash included net earnings, depreciation, trade accounts payable and deferred income taxes.

     Net cash used in investing activities was $19 million in 1999, $259 million in 1998 and $89 million in 1997. The primary use of funds for investing activities was the acquisition of new revenue equipment. New tractor purchases were approximately 2,200 in 1999, 2,900 in 1998 and 2,400 in 1997. The level of investment spending for trailing equipment varied significantly during the three year period ended December 31, 1999. The total number of trailing pieces of equipment purchased was approximately 2,200 in 1999, 4,700 in 1998 and 490 in 1997. Net cash used in investing activities was also reduced during 1999 by a financing transaction which closed during the fourth quarter. The arrangement involved a sale and immediate leaseback of certain trailing revenue equipment. This transaction generated approximately $175 of cash proceeds from sale of equipment, which were used primarily to reduce outstanding debt.

     Net financing activities consumed $113 million in 1999 and $71 million in 1997, and generated $83 million in 1998. Proceeds of approximately $175 million from the 1999 sale and leaseback transaction were used to reduce commercial paper notes. The Company sold $100 million of 7.00% senior notes in September of 1998, which will mature in September of 2004. Financing activities also included the purchase of treasury stock, which totaled $5.8 million in 1998 and $22.0 million in 1997. Dividends of approximately $7 million were paid during each year of 1997 through 1999. The Company announced in February of 2000, a decision to discontinue a policy of paying dividends and an intent to use those funds to repurchase up to 500,000 shares of its common stock. These shares will be held in treasury for general corporate purposes, which may include acquisitions or employee stock options.


SELECTED BALANCE SHEET DATA

As of December 31                                             1999         1998         1997
--------------------------------------------------------------------------------------------
Working capital ratio                                         1.09         1.09          .97
Current maturities of long-term debt (millions)              $60.0       $ 16.4       $ 17.5
Total debt (millions)                                         $328       $  433       $  340
Total debt to equity                                           .82         1.15         1.01
Total debt as a percentage of total capital                    .45          .54          .50

     The Company is authorized to issue up to $240 million in notes under a commercial paper note program, of which $35 million was outstanding at December 31, 1999.

     From time to time the Board of Directors authorizes the repurchase of Company common stock. Purchases of Company stock were:

                                                      1999            1998              1997
                  ---------------------------------------------------------------------------------
                  Number of shares acquired             --          225,000          1,468,000
                  Price range of shares                 --      $17.50 - $28.00    $13.50 - $17.00

     At December 31, 1999, the Company had committed to purchase approximately $242 million of revenue and service equipment net of expected proceeds from sale or trade-in allowances. Additional capital spending for new revenue equipment is anticipated during 2000, however, funding for such expenditures is expected to come from cash generated from operations and existing borrowing facilities.

YEAR 2000

     The Company utilizes and is dependent upon a wide variety of complex information technologies (IT) to conduct daily business operations. The Year 2000 issue could have resulted in system disruptions or failures. A comprehensive action plan was initiated in 1996 to conduct systematic reviews of all internal hardware, software and functions to either verify that the system was Year 2000 compliant or modify/replace the software or system as required. A number of the primary financial systems utilized to pay vendors, track customer accounts receivable and produce regular financial reports were converted to be Year 2000 compliant.

     The Company focused significant resources during 1998 and 1999 on the Year 2000 issue, with the goal of no material business or system disruption related to dates on or after January 1, 2000. In addition to the work conducted on internal IT systems, the Company initiated formal communications and requested certifications of Year 2000 compliance from certain significant customers and suppliers. A Year 2000 Business Continuity Plan was developed and completed on June 30, 1999. The Plan provided for the establishment of a Year 2000 Command Center which was activated on December 15, 1999 to monitor critical IT and other systems and functions.

     As of the date of this filing, the Company had not experienced any material Year 2000 problems or disruptions with internal systems, nor had any material problems or disruptions been experienced with key customers or suppliers. From inception of the Company's efforts on the Year 2000 issue through December 31, 1999, total costs of approximately $1.7 million were incurred related to the Year 2000 readiness issue. These expenses included external consultants, professional advisors, hardware and software. These costs were charged to operations as incurred and excluded employee salaries and fringe benefits and certain new system acquisitions, development and upgrades that relate to ongoing business activity.

RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (1) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (2) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. SFAS 133 will be effective for the Company beginning with the first fiscal quarter after June 15, 2000. SFAS 133 may not be applied retroactively to financial statements of prior periods. The Company has not determined the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

FORWARD-LOOKING STATEMENTS

     This report contains statements that may be considered as forward-looking or predictions concerning future operations. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations and availability of drivers. Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings. Financial and operating results of the Company may fluctuate as a result of these and other risk factors as detailed from time to time in Company filings with the Securities and Exchange Commission.


ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

     The Company's earnings are affected by changes in short-term interest rates as a result of its issuance of short-term commercial paper. However, due to its selective utilization of interest rate swaps, the effects of interest rate changes are mitigated. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more in 2000 than in 1999, there would be no material adverse impact on the Company's results of operations. At December 31, 1999, the Company had no interest rate swap agreements in effect. The Company has no material future earnings or cash flow exposures from changes in interest rates related to its long-term debt obligations as all of the Company's long-term debt obligations have fixed rates. At December 31, 1999, the fair value of the Company's fixed rate long-term obligations approximated carrying value.

     Although the Company conducts business in foreign countries, international operations are not material to the Company's consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the year ended December 31, 1999. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign investment. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

                                                                                                       PAGE
-----------------------------------------------------------------------------------------------------------
Independent Auditors' Report                                                                             17

Consolidated Balance Sheets as of  December 31, 1999 and 1998                                            18

Consolidated Statements of Earnings for years ended December 31, 1999, 1998 and 1997                     20

Consolidated Statements of Stockholders' Equity for years ended December 31, 1999, 1998 and 1997         21

Consolidated Statements of Cash Flows for years ended December 31, 1999, 1998 and 1997                   23

Notes to Consolidated Financial Statements                                                               25

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
J.B. Hunt Transport Services, Inc.:


We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                       KPMG LLP



Little Rock, Arkansas
February 4, 2000

                                J. B. HUNT TRANSPORT SERVICES, INC.
                                           AND SUBSIDIARIES

                                    Consolidated Balance Sheets

                                     December 31, 1999 and 1998

                        (Dollars in thousands, except per share amounts)

                                    ASSETS                      1999             1998
                                                           ------------      ------------
Current assets:
   Cash and cash equivalents                               $     12,606             9,227
   Trade accounts receivable                                    238,573           184,367
   Inventories                                                    7,825             6,917
   Prepaid licenses and permits                                  17,380            14,887
   Other current assets                                          18,757             8,598
   Deferred income taxes (note 4)                                   --              1,275
                                                           ------------      ------------

              Total current assets                              295,141           225,271
                                                           ------------      ------------

Property and equipment, at cost:
   Revenue and service equipment                              1,038,056         1,235,824
   Land                                                          20,949            20,337
   Structures and improvements                                   76,517            67,937
   Furniture and office equipment                               103,872            93,935
                                                           ------------      ------------

              Total property and equipment                    1,239,394         1,418,033

   Less accumulated depreciation                                453,509           492,633
                                                           ------------      ------------

              Net property and equipment                        785,885           925,400
                                                           ------------      ------------

Other assets (note 7)                                            46,438            20,808
                                                           ------------      ------------

                                                           $  1,127,464         1,171,479
                                                           ============      ============

                                                                              (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

                (Dollars in thousands, except per share amounts)

               LIABILITIES AND STOCKHOLDERS' EQUITY                1999             1998
                                                               ------------     ------------
Current liabilities:
   Current maturities of long-term debt (note 2)               $     60,000           16,350
   Trade accounts payable                                           180,009          147,967
   Claims accruals                                                      788            6,131
   Accrued payroll                                                   19,462           23,684
   Other accrued expenses                                            10,371           11,909
                                                               ------------     ------------

              Total current liabilities                             270,630          206,041
                                                               ------------     ------------

Long-term debt, excluding current maturities (note 2)               267,639          417,045

Claims accruals                                                       7,368            7,166

Deferred income taxes (note 4)                                      180,441          165,570
                                                               ------------     ------------

              Total liabilities                                     726,078          795,822
                                                               ------------     ------------

Stockholders' equity (notes 2 and 3):
   Preferred stock, par value $100.  Authorized 10,000,000
      shares; none outstanding                                          --               --
   Common stock, par value $.01 per share.  Authorized
      100,000,000 shares; issued 39,009,858 shares                      390              390
   Additional paid-in capital                                       107,172          106,985
   Retained earnings                                                350,928          326,145
   Accumulated other comprehensive loss                              (5,324)          (5,621)
                                                               ------------     ------------

                                                                    453,166          427,899

   Treasury stock, at cost (3,370,872 shares in 1999 and
      3,401,501 shares in 1998)                                     (51,780)         (52,242)
                                                               ------------     ------------

              Total stockholders' equity                            401,386          375,657

Commitments and contingencies (notes 2, 3, 5 and 8)
                                                               ------------     ------------

                                                               $  1,127,464        1,171,479
                                                               ============     ============

See accompanying notes to consolidated financial statements.

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                  Years ended December 31, 1999, 1998 and 1997

                (Dollars in thousands, except per share amounts)

                                                            1999            1998            1997
                                                        ------------    ------------    ------------
Operating revenues                                      $  2,045,073       1,841,628       1,554,292

Operating expenses:
   Salaries, wages and employee benefits (note 5)            713,378         642,946         534,415
   Purchased transportation                                  629,163         564,575         475,768
   Fuel and fuel taxes                                       169,407         137,561         141,770
   Depreciation                                              149,817         136,304         130,661
   Operating supplies and expenses                           186,146         152,622         130,065
   Insurance and claims                                       40,555          32,674          37,904
   Operating taxes and licenses                               27,118          24,029          24,588
   General and administrative expenses                        30,750          28,636          19,225
   Communication and utilities                                21,309          19,237          16,986
                                                        ------------    ------------    ------------

              Total operating expenses                     1,967,643       1,738,584       1,511,382
                                                        ------------    ------------    ------------

              Operating income                                77,430         103,044          42,910

Interest expense                                              28,346          28,700          24,578
                                                        ------------    ------------    ------------

              Earnings before income taxes                    49,084          74,344          18,332

Income taxes (note 4)                                         17,175          27,507           6,966
                                                        ------------    ------------    ------------
              Net earnings                              $     31,909          46,837          11,366
                                                        ============    ============    ============

              Basic earnings per share                  $        .90            1.32             .31
                                                        ============    ============    ============

              Diluted earnings per share                $        .89            1.28             .31
                                                        ============    ============    ============

See accompanying notes to consolidated financial statements.

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1999, 1998 and 1997

                (Dollars in thousands, except per share amounts)



                                                                                                         ADDITIONAL
                                                                                          COMMON           PAID-IN
                                                                                           STOCK           CAPITAL
                                                                                        ------------     ------------

Balances at December 31, 1996                                                         $       390          105,897
Tax expense of stock options exercised                                                         --              (54)
Sale of treasury stock to employees                                                            --              146
Forfeiture of restricted stock                                                                 --             (307)
Repurchase of treasury stock                                                                   --               --
Cash dividends paid ($.20 per share)                                                           --               --

Comprehensive income - net earnings                                                            --               --
                                                                                        ------------     ------------

Balances at December 31, 1997                                                                 390          105,682
Tax benefit of stock options exercised                                                         --              925
Sale of treasury stock to employees                                                            --              382
Forfeiture of restricted stock                                                                 --               (4)
Repurchase of treasury stock                                                                   --               --
Cash dividends paid ($.20 per share)                                                           --               --

Comprehensive income - net earnings                                                            --               --
                                                                                        ------------     ------------

Balances at December 31, 1998                                                                 390          106,985

Sale of subsidiary stock                                                                       --              200
Tax benefit of stock options exercised                                                         --               55
Sale of treasury stock to employees                                                            --              (65)
Forfeiture of restricted stock                                                                 --               (3)
Cash dividends paid ($.20 per share)                                                           --               --
Comprehensive income:
    Net earnings                                                                               --               --
    Foreign currency translation adjustments                                                   --               --
                                                                                        ------------     ------------

        Total comprehensive income                                                             --               --
                                                                                        ------------     ------------

Balances at December 31, 1999                                                         $       390          107,172
                                                                                        ============     ============



See accompanying notes to consolidated financial statements.





                                                                    (Continued)



                                                         ACCUMULATED                                      TOTAL
                                                            OTHER                                     STOCKHOLDERS'
        COMPREHENSIVE              RETAINED             COMPREHENSIVE             TREASURY                EQUITY
           INCOME                  EARNINGS                 LOSS                   STOCK             (NOTES 2 AND 3)
     --------------------      -----------------      ------------------      -----------------     -------------------

                                      282,364                  (5,621)               (25,775)                357,255
                                          --                      --                     --                      (54)
                                          --                      --                      182                    328
                                          --                      --                   (1,269)                (1,576)
                                          --                      --                  (22,034)               (22,034)
                                       (7,321)                    --                     --                   (7,321)

   $            11,366                 11,366                     --                     --                   11,366
     ====================      -----------------      ------------------      -----------------     -------------------

                                      286,409                  (5,621)               (48,896)                337,964
                                          --                      --                     --                      925
                                          --                      --                    2,486                  2,868
                                          --                      --                      (18)                   (22)
                                          --                      --                   (5,814)                (5,814)
                                       (7,101)                    --                     --                   (7,101)

   $            46,837                 46,837                     --                     --                   46,837
     ====================      -----------------      ------------------      -----------------     -------------------

                                      326,145                  (5,621)               (52,242)                375,657

                                          --                      --                     --                      200
                                          --                      --                     --                       55
                                          --                      --                     477                     412
                                          --                      --                     (15)                    (18)
                                       (7,126)                    --                     --                   (7,126)

                  31,909               31,909                     --                     --                   31,909
                     297                  --                      297                    --                      297
     --------------------      -----------------      ------------------      -----------------     -------------------

   $            32,206                    --                      --                     --                      --
     ====================      -----------------      ------------------      -----------------     -------------------

                                      350,928                  (5,324)               (51,780)                401,386
                               =================      ==================      =================     ===================

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                             (Dollars in thousands)

                                                                      1999               1998               1997
                                                                -----------------   ----------------   ---------------

Cash flows from operating activities:
    Net earnings                                              $         31,909             46,837            11,366
    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Depreciation                                                 149,817            136,304           130,661
          Provision for noncurrent deferred
             income taxes                                               14,871             24,661            (1,250)
          Equity in joint venture earnings                              (3,141)            (1,506)             (806)
          Tax benefit (expense) of stock options
             exercised                                                      55                925               (54)
          Forfeiture of restricted stock                                   (18)               (22)           (1,576)
          Amortization of discount, net                                    594               (145)              219
          Changes in operating assets and liabilities:
             Trade accounts receivable                                 (54,206)           (15,169)          (15,327)
             Other assets                                              (26,624)            (5,686)           11,248
             Deferred income taxes                                       1,275              1,062             8,663
             Trade accounts payable                                     32,042              9,458            22,165
             Claims accruals                                            (5,141)           (24,177)           (9,019)
             Accrued payroll and other accrued
                expenses                                                (5,760)             8,820             3,640
                                                                -----------------   ----------------   ---------------

                   Net cash provided by operating
                        activities                                      135,673           181,362           159,930
                                                                ----------------    ----------------   ---------------

Cash flows from investing activities:
    Additions to property and equipment                               (224,795)          (306,128)         (174,141)
    Proceeds from sale of equipment                                    214,493             41,231            84,192
    Decrease (increase) in other assets                                 (9,128)             5,858             1,121
                                                                -----------------   ----------------   ---------------

                   Net cash used in investing activities               (19,430)          (259,039)          (88,738)
                                                                -----------------   ----------------   ---------------





                                                                    (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                             (Dollars in thousands)


                                                                       1999              1998               1997
                                                                 -----------------  ----------------   ----------------

Cash flows from financing activities:
    Net repayments of commercial paper borrowings                       (96,350)           (1,150)           (37,250)
    Proceeds from long-term debt                                           --              99,400               --
    Repayments of long-term debt                                        (10,000)           (5,000)            (5,000)
    Proceeds from sale of subsidiary stock                                  200              --                 --
    Proceeds from sale of treasury stock                                    412             2,868                328
    Repurchase of treasury stock                                           --              (5,814)           (22,034)
    Dividends paid                                                      ( 7,126)           (7,101)            (7,321)
                                                                 -----------------  ----------------   ----------------

              Net cash provided by (used in)
                 financing activities                                   (112,864)          83,203            (71,277)
                                                                 -----------------  ----------------   ----------------

Net increase (decrease) in cash and cash equivalents                      3,379             5,526                (85)
Cash and cash equivalents at beginning of year                            9,227             3,701              3,786
                                                                 =================  ================   ================

Cash and cash equivalents at end of year                       $         12,606             9,227              3,701
                                                                 =================  ================   ================

Supplemental disclosure of cash flow information:
    Cash paid (received) during the year for:
       Interest                                                $         28,944            26,387             24,634
       Income taxes                                                          95                11             (6,162)
                                                                 =================  ================   ================


See accompanying notes to consolidated financial statements.

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    DESCRIPTION OF BUSINESS

              J. B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries ("Company"), is a diversified transportation services and logistics company operating under the jurisdiction of the U.S. Department of Transportation and various state regulatory agencies.

              For the periods presented, the Company had three distinct operating segments: Van/Intermodal; Logistics; and Dedicated Contract Services. See note 9.

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

       (e)    PROPERTY AND EQUIPMENT

              Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 5 - 10 years for revenue and service equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment. Gains (losses) on dispositions of revenue and other equipment, which are included in depreciation expense, were approximately $(849,000), $4,051,000 and $664,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

       (f)    REVENUE RECOGNITION

              The Company recognizes revenue based on relative transit time in each reporting period with expenses recognized as incurred.


                                                                    (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997






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

       (h)    EARNINGS PER SHARE

              A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):


                                                                               YEARS ENDED DECEMBER 31
                                                                -------------------------------------------------------
                                                                      1999                1998               1997
                                                                ---------------     ---------------    ----------------
                Basic earnings per share:
                    Numerator (net earnings)                    $        31,909              46,837              11,366
                                                                ===============     ===============    ================

                    Denominator (weighted
                      average shares outstanding)                        35,628              35,582              36,405
                                                                ===============     ===============    ================

                    Earnings per share                          $           .90                1.32                 .31
                                                                ===============     ===============    ================

                Diluted earnings per share:
                    Numerator (net earnings)                    $        31,909              46,837              11,366
                                                                ===============     ===============    ================

                    Denominator:
                      Weighted average shares
                         outstanding                                     35,628              35,582              36,405
                      Effect of common stock
                         options                                            174               1,019                  43
                                                                ---------------     ---------------    ----------------
                                                                         35,802              36,601              36,448
                                                                ===============     ===============    ================

                    Earnings per share                          $           .89                1.28                 .31
                                                                ===============     ===============    ================



                                                                    (Continued)
                                       26

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997







              Options to purchase shares of common stock that were outstanding during each year but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are shown in the table below.


                                                               1999                   1998                   1997
                                                        -------------------    -------------------    -------------------

               Number of shares under option                 4,316,000               162,000                4,420,000
               Range of exercise prices                  $ 17.38 - 37.50        $ 26.00 - 37.50         $ 15.63 - 24.63

       (i)    CREDIT RISK

              Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and the diverse range of industries which they represent. As of December 31, 1999 and 1998, the Company had no significant concentrations of credit risk.

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

              Prior to January 1, 1997, foreign currency translation adjustments, which reflect foreign currency exchange rate changes applicable to the net assets of the Mexican operations have been recorded as a separate item of accumulated other comprehensive loss in stockholders' equity. From January 1, 1997 through December 31, 1998, Mexico was considered a highly inflationary economy as defined by Statement of Financial Accounting Standards ("SFAS") No. 52, FOREIGN CURRENCY TRANSLATION. Accordingly, the more stable currency of the reporting parent (the Company) was used, and the effect of exchange rates resulting in translation adjustments


                                                                    (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



              have been recorded as a component of net earnings for the years ended December 31, 1998 and 1997. As of January 1, 1999, Mexico is no longer considered a highly inflationary economy. Accordingly, the local currency has been used, and the effect of exchange rates resulting in translation adjustments have been recorded as a separate item of accumulated other comprehensive loss in stockholders' equity for the year ended December 31, 1999.

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


                                                                    (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



       (p)    RECLASSIFICATIONS

              To conform to the 1999 presentation, certain accounts for 1998 and 1997 have been reclassified. The reclassifications had no effect on net earnings.

(2)    LONG-TERM DEBT

       Long-term debt consists of (in thousands):

                                                                                  1999               1998
                                                                             --------------     ---------------
                  Commercial paper                                           $     35,000             131,350
                  Senior notes payable, interest at 7.84% payable
                     semiannually                                                      --               5,000
                  Senior notes payable, due 11/17/00, interest at
                     6.25% payable semiannually                                    25,000              25,000
                  Senior notes payable, due 12/12/00, interest at
                     6.00% payable semiannually                                    25,000              25,000
                  Senior notes payable, due 9/1/03, interest at
                     6.25% payable semiannually                                    98,260              98,260
                  Senior notes payable, due 9/15/04, interest at
                     7.00% payable semiannually                                    95,000             100,000
                  Senior subordinated notes, interest at 7.80%
                     payable semiannually                                          50,000              50,000
                                                                              --------------      --------------

                                                                                  328,260             434,610

                  Less current maturities                                         (60,000)            (16,350)

                  Unamortized discount                                               (621)             (1,215)
                                                                              --------------      --------------

                                                                              $   267,639             417,045
                                                                              ==============      ==============

       Under its commercial paper note program, the Company is authorized to issue up to $240 million in notes. These notes are supported by two credit agreements, which aggregate $240 million, with a group of banks, of which $120 million expires March 7, 2000 and $120 million expires March 20, 2002. The effective rate on the commercial note program was 5.27% and 5.70% for the years ended December 31, 1999 and 1998, respectively. The 7.84% senior notes were repaid in 1999 and the 7.80% senior subordinated notes are payable in five equal annual installments beginning October 30, 2000.

       Under the terms of the credit agreements and the note agreements, the Company is required to maintain certain financial covenants including leverage tests, minimum tangible net worth levels and other financial ratios. The Company was in compliance with all of the financial covenants at December 31, 1999.


                                                                    (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997




       Current maturities of long-term debt at December 31, 1999 consist of senior notes payable due in 2000 and the first installment of the 7.80% senior notes. The aggregate annual maturities of long-term debt for each of the five years ending December 31 are as follows (in thousands): 2000, $60,000; 2001, $10,000; 2002, $45,000; 2003, $108,260; and 2004,
       $105,000.

(3)    CAPITAL STOCK

       The Company maintains a Management Incentive Plan ("Plan") that provides various vehicles to compensate key employees with Company common stock. Under the original Plan, the Company was authorized to award, in aggregate, not more than 5,000,000 shares. During 1998, the stockholders of the Company amended the Plan whereby the Company is now authorized to award, in aggregate, not more than 6,500,000 shares. At December 31, 1999 there were approximately 605,000 shares available for grant under the Plan. The Company has utilized three such vehicles to award stock or grant options to purchase the Company's common stock: restricted stock awards, restricted options and nonstatutory stock options.

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

       Compensation expense (benefit) under the Plan is charged to earnings over the vesting period and amounted to approximately $(5,400), $20,000, and $(78,000) for the years ended December 31, 1999, 1998 and 1997, respectively.


                                                                    (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997





       A summary of the restricted and nonstatutory options to purchase Company common stock follows:


                                                                                     WEIGHTED
                                                                                      AVERAGE              NUMBER
                                                               NUMBER             EXERCISE PRICE          OF SHARES
                                                              OF SHARES              PER SHARE           EXERCISABLE
                                                           ----------------      ----------------      ----------------
          Outstanding at December 31, 1996                     2,740,925             $ 17.45                294,950
              Granted                                            800,000               14.73
              Exercised                                          (57,650)              16.81
              Terminated                                        (443,350)              17.81
                                                           ----------------

          Outstanding at December 31, 1997                     3,039,925               16.70                274,225
              Granted                                            602,000               18.12
              Exercised                                         (176,760)              16.66
              Terminated                                        (115,275)              16.81
                                                           ----------------

          Outstanding at December 31, 1998                     3,349,890               16.98                323,390
              Granted                                            471,000               14.03
              Exercised                                          (26,375)              12.90
              Terminated                                         (56,950)              16.09
                                                           ----------------

          Outstanding at December 31, 1999                     3,737,565               16.65                551,940
                                                           ================      ================      ================

       During 1995, the Board of Directors established a nonqualified stock option plan to provide performance based compensation to the Chairman of the Board. The plan allows the Chairman the option to purchase up to
       2.5 million shares of the Company's common stock at a price of $17.63 per share. These options vest after five years, except for special circumstances in which the options vest earlier. The options must be exercised within one year of vesting and all unexercised options will terminate. On January 21, 2000, the Board of Directors, pending stockholder approval, extended the exercise period from one year to two years.

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below.


                                                                               1999           1998             1997
                                                                            -----------    -----------     -----------
          Net earnings (in thousands)              As reported              $  31,909          46,837         11,366
                                                   Pro forma                   27,391          42,881          7,800

          Basic earnings per share                 As reported                   .90             1.32            .31
                                                   Pro forma                     .77             1.21            .21

          Diluted earnings per share               As reported                   .89             1.28            .31
                                                   Pro forma                     .76             1.17            .21

                                                                    (Continued)
                                       31

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997





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

       The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $4.13, $13.23 and $6.86, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield 1.2%, volatility of 51.6%, risk-free interest rate of 6.5%, and an expected life of 7.3 years; 1998 - expected dividend yield .9%, volatility of 65.5%, risk-free interest rate of 4.7%, and an expected life of 7.7 years; 1997 - expected dividend yield 1.1%, volatility of 34.1%, risk-free interest rate of 5.8%, and an expected life of 7.7 years.

       The following table summarizes information about stock options outstanding at December 31, 1999:


                                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                  --------------------------------------------------   -------------------------------
                                                       WEIGHTED          WEIGHTED                          WEIGHTED
                                                       AVERAGE           AVERAGE                           AVERAGE
                   RANGE                               REMAINING         EXERCISE                          EXERCISE
                OF EXERCISE          OPTIONS          CONTRACTUAL         PRICE           OPTIONS           PRICE
                   PRICES          OUTSTANDING      LIFE (IN YEARS)     PER SHARE       EXERCISABLE       PER SHARE
              ----------------    --------------    ---------------    -------------   --------------    -------------
           $  11.58 - 15.00          1,435,950            7.3        $    13.47            288,175     $    13.69
              15.01 - 18.75          4,202,440            3.5             17.42            141,940          16.66
              18.76 - 22.50            348,000            6.8             20.10             64,300          20.37
              22.51 - 26.25            106,675            6.1             23.62             46,825          23.10
              26.26 - 30.00            134,500            9.4             28.92              9,700          28.63
              30.01 - 37.50             10,000            9.5             37.50              1,000          37.50
              ----------------    --------------    ---------------    -------------   --------------    -------------
           $  11.58 - 37.50          6,237,565            4.7        $    17.04            551,940     $    16.34
              ================    ==============    ===============    =============   ==============    =============


       On January 21, 2000, the Company's Board of Directors declared a cash dividend of $.05 per share payable on February 17, 2000 to shareholders of record on February 3, 2000.

                                                                    (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                 AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(4)    INCOME TAXES

       Total income tax expense for the years ended December 31, 1998, 1997 and 1996 was allocated as follows (in thousands):


                                                                    1999              1998             1997
                                                                 ------------     -------------     ------------
            Earnings before income taxes                      $     17,175            27,507            6,966
            Stockholders' equity, for tax benefit
                (expense) of stock options exercised                    55               925              (54)
                                                                 ------------     -------------     ------------
                                                              $     17,120            26,582            7,020
                                                                 ============      ============     ============

       Refundable income taxes at December 31, 1999 and 1998 were $3,000 and $937,000, respectively. These amounts have been included in other current assets on the balance sheet.

       Income tax expense (benefit) attributable to earnings before income taxes consists of (in thousands):


                                                                    1999               1998            1997
                                                                 ------------      ------------     -------------
            Current expense (benefit):
                Federal                                       $        662             1,410             (715)
                State and local                                        367               375              268
                                                                 -------------     ------------     ------------

                                                                     1,029             1,785             (447)
                                                                 -------------     ------------     ------------

            Deferred expense (benefit):
                Federal                                             18,233            21,354            7,096
                State and local                                     (2,087)            4,368              317
                                                                 -------------     ------------     ------------

                                                                    16,146            25,722            7,413
                                                                 -------------     ------------     ------------

                    Total tax expense                         $     17,175            27,507            6,966
                                                                 =============     ============     ============

       The following is a reconciliation between the effective income tax rate and the applicable statutory Federal income tax rate for each of the three fiscal years in the period ended December 31, 1999:


                                                                    1999              1998             1997
                                                                 ------------      -----------     --------------
            Income tax - statutory rate                              35.00%           35.00            35.00
            State tax, net of Federal benefit                        (1.77)            4.15             2.07
            Other, net                                                1.77            (2.15)            0.93
                                                                  -----------      -----------     -------------

                    Effective income tax rate                        35.00%           37.00            38.00
                                                                  ===========      ===========     =============


                                                                    (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below (in thousands):


                                                                                     1999             1998
                                                                                 -------------    -------------
           Deferred tax assets:
              Claims accruals, principally due to accrual
                 for financial reporting purposes                             $      7,261            8,020
              Tax credit carryforwards                                               7,321            7,321
              Accounts receivable, principally due to
                 allowance for doubtful accounts                                     3,999            3,972
              Other                                                                  4,176            3,892
                                                                                 ------------     -------------

                    Total gross deferred tax assets                                 22,757           23,205
                                                                                 ------------     -------------

           Deferred tax liabilities:
              Plant and equipment, principally due to
                 differences in depreciation and
                 capitalized interest                                         $      137,903          174,570
              Prepaid permits and insurance, principally
                 due to expensing for income tax purposes                             12,809            7,943
              Sale and leaseback transaction                                          44,709              --
              Other                                                                    7,777            4,987
                                                                                 ------------     -------------

                    Total gross deferred tax liabilities                             203,198          187,500
                                                                                 ------------     -------------

                    Net deferred tax liability                                $      180,441          164,295
                                                                                 =============    =============

       The Company believes its history of profitability and taxable income and its utilization of tax planning sufficiently supports the carrying amount of the deferred tax assets. Accordingly, the Company has not recorded a valuation allowance as all deferred tax benefits are more likely than not to be realized.

       At December 31, 1999, the Company had general business tax credit carryforwards of approximately $2,621,000 expiring from the year 2007 to 2009, and alternative minimum tax credit carryforwards with no expiration of approximately $4,700,000.


(5)    EMPLOYEE BENEFIT PLANS

       The Company maintains a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. The Company matches a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 1999, 1998 and 1997, total Company contributions to the plan, including matching 401(k) contributions, were $7,348,000, $6,533,000 and $4,951,000, respectively.




                                                                    (Continued)
                                       34

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(6)    FAIR VALUE OF SIGNIFICANT FINANCIAL INSTRUMENTS

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

       INTEREST RATE SWAP AGREEMENTS

       The fair values of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would pay to terminate such agreements, taking into consideration current interest rates and the creditworthiness of the counterparties. All interest rate swap agreements were terminated during 1999 for an insignificant gain.

       The estimated fair values of the Company's financial instruments are summarized as follows (in thousands):


                                                             AT DECEMBER 31, 1999               AT DECEMBER 31, 1998
                                                        -------------------------------    -----------------------------
                                                          CARRYING          ESTIMATED         CARRYING       ESTIMATED
                                                           AMOUNT          FAIR VALUE          AMOUNT        FAIR VALUE
                                                        -------------     -------------    -------------    ------------
            Cash and cash equivalents                 $     12,606            12,606            9,227            9,227
            Accounts receivable                            238,573           238,573          184,367          184,367
            Trade accounts payable                         180,009           180,009          147,967          147,967
            Long-term debt:
               Commercial paper                             35,000            35,000          131,350          131,350
               Fixed rate obligations                      293,260           287,754          303,260          302,131
            Interest rate swap agreements                       --                --               --           (1,622)
                                                        =============     =============    =============    ============





                                                                    (Continued)
                                       35

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



(7)    RELATED PARTY TRANSACTIONS

       The Company advances premiums on life insurance policies on the lives of the Company's principal stockholder and his wife. All premiums paid by the Company, along with accrued interest thereon, are reimbursable from a trust which is the owner and beneficiary of the policy. The Company has a guarantee from the stockholder for the amount of premiums paid by the Company together with interest at the rate of 5% per annum. The amounts reimbursable to the Company amount to approximately $7,044,000 and $6,068,000 at December 31, 1999 and 1998, respectively, and amounts are included in other assets in the accompanying consolidated balance sheets.


(8)    COMMITMENTS AND CONTINGENCIES

       During 1999, the Company entered into a sale and leaseback transaction for a portion of its container fleet. Containers having a net book value of approximately $175 million were sold to third party leasing companies at approximate net book value. A gain on this transaction has been deferred and will be amortized to income in relation to rent expense recognized under the leases. The containers are being leased back under operating leases over terms of four to ten years. The Company also leases terminal facilities, shuttle yards and computer equipment under operating leases having various terms.

       The future minimum lease payments under all noncancellable leases at December 31, 1999, principally for revenue equipment, are shown in the following table (in thousands):


                                   2000                                           $84,315
                                   2001                                            49,072
                                   2002                                            37,075
                                   2003                                            23,924
                                   2004                                            21,941
                                   Thereafter                                      35,372


       Total rent expense was $39,862,000 in 1999, $28,692,000 in 1998, and
       $17,656,000 in 1997, respectively.

       At December 31, 1999, the Company had committed to purchase $242 million of revenue and service equipment net of expected proceeds from sale or trade-in allowances.

       The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition or results of operations of the Company.






                                                                    (Continued)
                                       36

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



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


                                                                                    ASSETS
                                                                 --------------------------------------------
                                                                    1999              1998           1997
                                                                 -----------      -----------     -----------

               Van/Intermodal                                 $       900            1,025              931
               Logistics                                               73               43               29
               Dedicated Contract Services                             95               62               42
               Other (includes corporate)                              59               41               20
                                                                 -----------      -----------     -----------

                    Total                                     $     1,127            1,171            1,022
                                                                 ===========      ===========     ===========

















                                                                    (Continued)
                                       37

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


                                                                                   REVENUES
                                                                 --------------------------------------------
                                                                    1999              1998           1997
                                                                 -----------      -----------     -----------

               Van/Intermodal                                 $     1,415            1,379            1,153
               Logistics                                              388              317              254
               Dedicated Contract Services                            320              212              151
               Other                                                   --                8               60
                                                                 -----------      -----------     -----------

                    Subtotal                                        2,123            1,916            1,618

               Inter-segment eliminations                             (78)             (74)             (64)
                                                                 -----------      -----------     -----------

                    Total                                     $     2,045            1,842            1,554
                                                                 ===========      ===========     ===========


                                                                              OPERATING INCOME
                                                                 --------------------------------------------
                                                                    1999              1998           1997
                                                                 -----------      -----------     -----------

               Van/Intermodal                                 $        44               81               28
               Logistics                                               11                8                6
               Dedicated Contract Services                             24               17               11
               Other                                                   (2)              (3)              (2)
                                                                 -----------      -----------     -----------

                    Total                                     $        77              103               43
                                                                 ===========      ===========     ===========


                                                                          NET DEPRECIATION EXPENSE
                                                                 --------------------------------------------
                                                                    1999              1998           1997
                                                                 -----------      -----------     -----------

               Van/Intermodal                                 $       113              106               96
               Logistics                                                1                1                1
               Dedicated Contract Services                             26               18               13
               Other                                                   10               11               21
                                                                 -----------      -----------     -----------

                    Total                                     $       150              136              131
                                                                 ===========      ===========     ===========


       The Company announced in late 1999, a decision to split the Van/Intermodal business into separate intermodal and truck business segments. This segregation is in progress and the Company intends to begin reporting on four segments (Intermodal, Truck, Logistics and Dedicated Contract Services) in the first quarter of 2000.





                                                                    (Continued)
                                       38

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



(10)   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Operating results by quarter for the years ended December 31, 1999 and 1998 are as follows (in thousands, except per share data):


                                                                                QUARTER
                                                    -----------------------------------------------------------------
                                                       FIRST            SECOND            THIRD            FOURTH
                                                    ------------     -------------     ------------      ------------

           1999:
              Operating revenues                  $    470,244          497,554           523,901           553,374
                                                    ============     =============     ============      ============

              Operating income                    $     24,174           24,240            14,975            14,041
                                                    ============     =============     ============      ============

              Net earnings                        $     10,585           10,785             4,958             5,581
                                                    ============     =============     ============      ============

              Basic earnings per share            $      .30               .30              .14               .16
                                                    ============     =============     ============      ============

              Diluted earnings per share          $      .29               .30              .14               .16
                                                    ============     =============     ============      ============


           1998:
              Operating revenues                  $    413,466          460,985           473,388           493,789
                                                    ============     =============     ============      ============

              Operating income                    $     21,658           31,613            24,424            25,349
                                                    ============     =============     ============      ============

              Net earnings                        $      9,483           15,624            10,848            10,882
                                                    ============     =============     ============      ============

              Basic earnings per share            $      .27               .44              .30               .31
                                                    ============     =============     ============      ============

              Diluted earnings per share          $      .26               .42              .30               .30
                                                    ============     =============     ============      ============


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1999 involving a change of accountants or disagreements on accounting and financial disclosure.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

     The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement For Annual Stockholder's Meeting of April 20, 2000 set forth under section entitled "Proposal One Election of Directors".

EXECUTIVE OFFICERS

     Information with respect to executive officers of the Company is set forth in Item 4 of this Report under the caption "Executive Officers of the Company".

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required for Items 11 and 12 is hereby incorporated by reference from the Notice and Proxy Statement For Annual Stockholders' Meeting of April 20, 2000 set forth under sections entitled "Stock Ownership," "Report of the Compensation Committee on Executive Compensation," "2000 Performance Based Compensation," and "Compensation Committee Interlocks and Insider Participation."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required for Item 13 is hereby incorporated by reference from Note (7) Related Party Transactions of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement For Annual Stockholders' Meeting of April 20, 2000 set forth under the section entitled "Compensation Committee Interlocks and Insider Participation."

PART IV

ITEM 14.   EXHIBITS

    The following documents are filed as part of this report:

    (a)  Exhibits
    The response to this portion of Item 14 is submitted as a separate section of this report ("Exhibit Index").

SIGNATURES
    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lowell, Arkansas, on February 28,2000.
                                    J.B. HUNT TRANSPORT SERVICES, INC.
                                             (Registrant)

                             By:    /s/ Kirk Thompson
                                    ---------------------------
                                        Kirk Thompson
                                        President and Chief Executive Officer

                             By:    /s/ Jerry W. Walton
                                    ---------------------------
                                        Jerry W. Walton
                                        Executive Vice President, Finance and
                                        Administration, Chief Financial Officer

                             By:    /s/ Donald G. Cope
                                    ---------------------------
                                        Donald G. Cope
                                        Vice President, Controller,
                                        Chief Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John A. Cooper, Jr.                              Member of the Board                February 28, 2000
--------------------------------------------         of Directors
    John A. Cooper, Jr.

/s/ Wayne Garrison                                   Member of the Board                February 28, 2000
--------------------------------------------         of Directors (Chairman)
    Wayne Garrison

/s/ Gene George                                      Member of the Board                February 28, 2000
--------------------------------------------         of Directors
    Gene George

/s/ Thomas L. Hardeman                               Member of the Board                February 28, 2000
--------------------------------------------         of Directors
    Thomas L. Hardeman

/s/ J. Bryan Hunt, Jr.                               Member of the Board                February 28, 2000
--------------------------------------------         of Directors (Vice Chairman)
    J. Bryan Hunt, Jr.

/s/ J.B. Hunt                                        Member of the Board                February 28, 2000
--------------------------------------------         of Directors (Senior Chairman)
    J.B. Hunt

/s/ Johnelle Hunt                                    Member of the Board                February 28, 2000
--------------------------------------------         of Directors (Corporate
    Johnelle Hunt                                    Secretary)

/s/ Lloyd E. Peterson                                Member of the Board                February 28, 2000
--------------------------------------------         of Directors
    Lloyd E. Peterson

/s/ Kirk Thompson                                    Member of the Board                February 28, 2000
--------------------------------------------         of Directors (President and
    Kirk Thompson                                    Chief Executive Officer)

/s/ John A. White                                    Member of the Board                February 28, 2000
--------------------------------------------         of Directors
    John A. White


EXHIBIT INDEX


Exhibit
Number               Description
--------------------------------------------------------------------------------

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

    10B  The Company has an Employee Stock Purchase Plan filed on Form S-8 on
         February 3, 1984 (Registration Number 2-93928), and a Management
         Incentive Plan filed on Form S-8 on April 16, 1991 (Registration
         Statement Number 33-40028). The Management Incentive Plan is incorporated herein by reference from Exhibit 4B of Registration
         Statement 33-40028. The Company amended and restated its Employee
         Retirement Plan on Form S-8 (Registration Statement Number 33-57127) filed December 30, 1994. The Employee Retirement Plan is incorporated herein by reference from Exhibit 99 of Registration Statement Number
         33-57127. The Company amended and restated its Management Incentive
         Plan on Form S-8 (Registration Statement Number 33-40028) filed July 7,
         1995. The Company filed the Chairman's Stock Option Incentive Plan as part of a definitive 14A on March 26, 1996.

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

    23   Consent of KPMG LLP

    27 Financial Data Schedule for the year ended December 31, 1999.
