Form 10-Q
period 2000-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2000-05-12
CIK 728535

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

         THE NUMBER OF SHARES OF THE COMPANY'S $.01 PAR VALUE COMMON STOCK OUTSTANDING ON MARCH 31, 2000 WAS 35,419,588.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

         The interim condensed consolidated financial statements have been reviewed by KPMG LLP, independent public accountants.

         These interim condensed consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1999.

                                      INDEX
                                      -----



Condensed Consolidated Statements of Earnings for the Three
    Months Ended March 31, 2000 and 1999...............................  Page 3

Condensed Consolidated Balance Sheets as of
    March 31, 2000 and December 31, 1999...............................  Page 4

Condensed Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 2000 and 1999.........................  Page 5

Notes to Condensed Consolidated Financial Statements
    as of March 31, 2000...............................................  Page 6

Review Report of KPMG LLP.............................................. Page 10

ITEM 2.
Management's Discussion and Analysis of Results of Operations
    and Financial Condition............................................ Page 11

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk............. Page 15



                       J.B. HUNT TRANSPORT SERVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (unaudited)




---------------------------------------------------------------------------------------------------
                                                                          Three Months Ended
                                                                               March 31
---------------------------------------------------------------------------------------------------
                                                                        2000                1999
---------------------------------------------------------------------------------------------------
Operating revenues                                              $       533,556     $      470,244

Operating expenses
     Salaries, wages and employee benefits                              185,885            172,688
     Rents and purchased transportation                                 188,732            144,350
     Fuel and fuel taxes                                                 56,706             36,710
     Depreciation                                                        31,347             37,910
     Operating supplies and expenses                                     29,847             27,550
     Insurance and claims                                                 9,534              9,781
     Operating taxes and licenses                                         7,665              6,502
     General and administrative expenses                                  5,923              5,026
     Communication and utilities                                          5,688              5,553
---------------------------------------------------------------------------------------------------
          Total operating expenses                                      521,327            446,070
---------------------------------------------------------------------------------------------------
          Operating income                                               12,229             24,174
Interest expense                                                          5,963              7,504
---------------------------------------------------------------------------------------------------
          Earnings before income taxes                                    6,266             16,670
Income taxes                                                              1,253              6,084
---------------------------------------------------------------------------------------------------
          Net earnings                                          $         5,013     $       10,586
===================================================================================================
Average basic shares outstanding                                         35,604             35,615
===================================================================================================
          Basic earnings per share                              $          0.14     $         0.30
===================================================================================================
Average diluted shares outstanding                                       35,622             36,555
===================================================================================================
          Diluted earnings per share                            $          0.14     $         0.29
===================================================================================================




See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


-----------------------------------------------------------------------------------------------------------------
                                                                    March 31, 2000              December 31, 1999
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                $             3,888             $          12,606
      Accounts receivable                                                  238,540                       238,573
      Prepaid expenses                                                      72,441                        43,962
-----------------------------------------------------------------------------------------------------------------
            Total current assets                                           314,869                       295,141
-----------------------------------------------------------------------------------------------------------------
Property and equipment                                                   1,273,067                     1,239,394
      Less accumulated depreciation                                        451,902                       453,509
-----------------------------------------------------------------------------------------------------------------
            Net property and equipment                                     821,165                       785,885
-----------------------------------------------------------------------------------------------------------------
Other assets                                                                57,376                        46,438
-----------------------------------------------------------------------------------------------------------------
                                                               $         1,193,410             $       1,127,464
=================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                     $            60,000             $          60,000
      Trade accounts payable                                               168,924                       180,009
      Claims accruals                                                        1,982                           788
      Accrued payroll                                                       25,873                        19,462
      Other accrued expenses                                                10,286                        10,371
-----------------------------------------------------------------------------------------------------------------
            Total current liabilities                                      267,065                       270,630
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                             336,428                       267,639
Claims accruals                                                              6,483                         7,368
Deferred income taxes                                                      181,074                       180,441
Stockholders' equity                                                       402,360                       401,386
-----------------------------------------------------------------------------------------------------------------
                                                               $         1,193,410             $       1,127,464
=================================================================================================================




See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


--------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended March 31
--------------------------------------------------------------------------------------------------------------
                                                                                  2000                   1999
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                         $     5,013            $    10,586
      Adjustments to reconcile net earnings to
         net cash provided by (used in) operating activities:
            Depreciation                                                        31,347                 37,910
            Provision for noncurrent deferred income taxes                         633                  4,803
            Tax benefit (expense) of stock options exercised                        (1)                    63
            Forefeiture of restricted stock                                         --                    (18)
            Amortization of discount, net                                          (11)                   316
            Changes in assets and liabilities:
               Trade accounts receivable                                            33                 (5,999)
               Other assets                                                    (40,616)                 3,539
               Trade accounts payable                                          (11,085)               (30,833)
               Claims accruals                                                     309                 (2,657)
               Accrued payroll and other accrued expenses                        6,326                  9,872
--------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) operating activities          (8,052)                27,582
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Additions to property and equipment                                      (89,733)               (30,783)
      Proceeds from sale of equipment                                           23,106                    599
      Decrease (increase) in other assets                                        2,061                 (6,876)
--------------------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                       (64,566)               (37,060)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net borrowings under commercial paper program                             68,800                 10,550
      Net payments of long-term debt                                                --                 (5,000)
      Repurchase of treasury stock                                              (3,126)                    --
      Proceeds from sale of treasury stock                                           8                    374
      Dividends paid                                                            (1,782)                (1,781)
--------------------------------------------------------------------------------------------------------------
                   Net cash provided by financing activities                    63,900                  4,143
--------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                       (8,718)                (5,335)
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                12,606                  9,227
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $     3,888            $     3,892
==============================================================================================================
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
            Interest                                                       $     7,450            $     9,042
            Income taxes                                                            50                     45
==============================================================================================================




See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1) The interim condensed consolidated financial statements at March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements. Accordingly, they should be read in conjunction with the financial statements and notes thereto appearing in the annual report on Form 10-K of the Company for the year ended December 31, 1999.

2) The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of those to be expected for the calendar year ending December 31, 2000.

3)       LONG-TERM DEBT

         Long-term debt consists of (in thousands):



                                                                                    3/31/2000        12/31/1999
                                                                                    ---------        ----------
                   Commercial paper                                                 $103,800           $35,000
                   Senior notes payable, interest at 6.25%
                        payable semiannually, due 11/17/2000                          25,000            25,000
                   Senior notes payable, interest at 6.00%
                        payable semiannually, due 12/12/2000                          25,000            25,000
                   Senior notes payable, interest at 6.25%
                        payable semiannually, due 9/1/2003                            98,260            98,260
                   Senior notes payable, interest at 7.00%
                        payable semiannually, due 9/15/2004                           95,000            95,000
                   Senior subordinated notes, interest at 7.80%
                        payable semiannually                                          50,000            50,000
                                                                                    ---------        ----------
                                                                                     397,060           328,260
                   Less current maturities                                           (60,000)          (60,000)
                   Unamortized discount                                                 (632)             (621)
                                                                                    ---------        ----------
                                                                                    $336,428          $267,639
                                                                                    =========        ==========




         Under its commercial paper note program, the Company is authorized to issue up to $240 million in notes. These notes are supported by two credit agreements, which aggregate $240 million, with a group of banks, of which $120 million expires March 6, 2001 and $120 million expires March 20, 2002.

         The 7.80% senior subordinated notes were issued on October 30, 1992 and are payable in five equal annual installments beginning October 30, 2000.

4)       CAPITAL STOCK

         The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:



                                                                      Weighted average        Number of
                                                    Number of          exercise price           shares
                                                     shares               per share          exercisable
                                                     ------               ---------          -----------
 Outstanding at December 31, 1999                  3,737,565                $16.65             551,940
                                                                                               =======
          Granted                                    560,000                 12.83
          Exercised                                     (600)                14.31
          Terminated                                 (43,350)                20.56
                                                   ----------               ------             -------
 Outstanding at March 31, 2000                     4,253,615                $16.11             539,040
                                                   ==========               ======             =======




         The Company announced in February of 2000, a decision to discontinue a policy of paying dividends and an intent to use those funds to repurchase up to 500,000 shares of its common stock.

5)       EARNINGS PER SHARE

         A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below:



                                                                       Three Months Ended March 31
                                                                  (in thousands, except per share data)
                                                                  --------------------------------------
                                                                        2000                      1999
                                                                        ----                      ----
Numerator (net earnings)                                                $5,013                  $10,586

Denominator - Basic earnings per share
   Weighted average shares outstanding                                  35,604                   35,615
                                                                        ======                  =======
      Basic earnings per share                                          $  .14                  $   .30
                                                                        ======                  =======

Denominator - Diluted earnings per share
   Weighted average share outstanding                                   35,604                   35,615
   Effect of common stock options                                           18                      940
                                                                        ------                  -------
   Weighted average shares assuming dilution                            35,622                   36,555
                                                                        ======                  =======
      Diluted earnings per share                                        $  .14                  $   .29
                                                                        ======                  =======




         Options which were outstanding to purchase shares of common stock during the first quarter of 2000 and 1999, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares were:



                                                                    Three Months Ended March 31
                                                                ------------------------------------
                                                                    2000                    1999
                                                                    ----                    ----
Number of shares under option                                     5,963,740               238,500

Range of exercise price                                         $12.88-$37.50          $23.00-$37.50



6)       COMPREHENSIVE INCOME

         Comprehensive income consists of net earnings and foreign currency translation adjustments. During the three months ended March 31, 2000 and 1999, comprehensive income was equal to: (in thousands):



                                                     Three Months Ended March 31
                                                     ---------------------------
                                                      2000                1999
                                                     ------              -------
         Net earnings                                $5,013              $10,586
         Foreign currency
             translation gain (loss)                    863                 (135)
                                                     ------              -------
         Comprehensive income                        $5,876              $10,451
                                                     ======              =======




7)       INCOME TAXES

         The effective income tax rates for the three months ended March 31, 2000 and 1999 were based on estimated annual combined effective rates of 20% and 36.5%, respectively.

8)       BUSINESS SEGMENTS

         As of January 1, 2000, the Company has four reportable business segments: Truck (JBT), Intermodal (JBI), Dedicated Contract Services (DCS) and Logistics (JBL). JBT services include full truck-load, dry-van freight which is typically transported utilizing company-owned or controlled revenue equipment. This freight is typically transported over roads and highways and is not moved at any time by railroad. The JBI segment includes freight which is transported by rail over any portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. The JBT and JBI segments were operated in combined fashion (formally reported as Van/Intermodal in prior periods) and limited identifiable comparative information is available for JBT and JBI prior to January 1, 2000. Accordingly, the Company has provided comparable segment information for the quarter ended March 31, 2000 based on the prior segmentation, which included JBI and JBT as the former segment, "Van/Intermodal." DCS typically includes company-owned revenue equipment and employee drivers which are assigned to a specific customer, traffic lane or service. DCS operations usually include formal agreements or contracts which govern services performed and applicable rates. The JBL segment includes a wide range of comprehensive transportation and management services which may include experienced professional managers, information and optimization technology and the actual design or redesign of system solutions. JBL may utilize JBT, JBI or DCS owned or controlled assets and employees, or third-party equipment and employees, or a combination to meet the customer's service requirements. JBL services also typically are in accordance with written long-term agreements. Intersegment revenues consist of services provided by one or more segments to another segment. A summary of certain segment information is presented below (in millions):



                                                                Assets
                                               -------------------------------------
                                                            As of March 31
                                               -------------------------------------
                                                     2000                   1999
                                               -------------------------------------
JBT                                                      $  830               --
JBI                                                          78               --
                                                         ------           ------
     Van/Intermodal                                         908              899
DCS                                                         104               70
JBL                                                          69               49
Other (includes corporate)                                  112              150
                                                         ------           ------
       Total                                             $1,193           $1,168
                                                         ======           ======







                                                               Revenues
                                          ----------------------------------------------
                                                For the Three Months Ended March 31
                                          ----------------------------------------------
                                                         2000              1999
                                          ----------------------------------------------
JBT                                                      $ 203              182
JBI                                                        151              155
                                                         -----            -----
     Van/Intermodal                                        354              337
DCS                                                         98               70
JBL                                                        107               80
Other                                                       --               --
                                                         -----            -----
      Subtotal                                             559              487
Inter-segment eliminations                                 (25)             (17)
                                                         -----            -----
      Total                                              $ 534            $ 470
                                                         =====            =====







                                                           Operating Income (Loss)
                                                     -----------------------------------
                                                     For the Three Months Ended March 31
                                                     -----------------------------------
                                                          2000              1999
                                                     -----------------------------------
JBT                                                       (0.2)               --
JBI                                                        7.7                --
                                                         -----             -----
     Van/Intermodal                                        7.5              15.3
DCS                                                        4.0               4.6
JBL                                                        1.7               2.8
Other                                                     (1.0)              1.5
                                                         -----             -----
       Total                                             $12.2             $24.2
                                                         =====             =====






                                                        Net Depreciation Expense
                                                  -----------------------------------
                                                  For the Three Months Ended March 31
                                                  -----------------------------------
                                                           2000             1999
                                                  -----------------------------------
JBT                                                          $16              --
JBI                                                            6              --
                                                             ---             ---
     Van/Intermodal                                           22              28
DCS                                                            8               6
JBL                                                           --              --
Other                                                          1               4
                                                             ---             ---
       Total                                                 $31             $38
                                                             ===             ===



9)       OTHER

         On March 14, 2000, the Company, along with five other motor carriers, announced the intent to merge its non-asset based logistics business into a commonly owned Internet-based global transportation logistics company, Transplace.com. The Company will invest $5 million in cash and will have a 28% equity stake in Transplace.com.

10)      RECLASSIFICATIONS

         Certain amounts for 1999 have been reclassified to conform to the 2000 classifications.




                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                          /s/ KPMG LLP
                                                          ------------


Tulsa, Oklahoma
April 14, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 1999 and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the 1999 Annual Report to Shareholders.




                              RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2000 TO FIRST QUARTER 1999

SUMMARY

       Consolidated operating revenues for the first quarter of 2000 increased 13%, to $534 million, from $470 million in the comparable period of 1999. As of January 1, 2000, the Company has four reportable business segments: Truck
(JBT), Intermodal (JBI), Dedicated Contract Services (DCS) and Logistics
(JBL). The first quarter of 2000 marks the first period of separately reporting segment results of the truck and intermodal business units. In prior periods, the two units had been operated and reported together as the Van/Intermodal segment. Accordingly, the only identifiable comparative segment information for JBT and JBI is revenue prior to January 1, 2000.

       The JBT segment consists primarily of full truckload, dry-van freight which is typically transported utilizing company-owned or controlled revenue equipment. This freight is transported over roads and highways and is not transported over any portion of the movement by railroad. JBT segment revenue grew 12%, to $203 million during the first quarter of 2000, compared with $182 million in the same period of 1999. Revenue per mile in the truck segment, exclusive of fuel surcharges, rose 3.7% in the current quarter compared with the first quarter of 1999.

       JBI segment business includes primarily truckload freight which is transported by rail over any portion of the movement. This segment also includes certain repositioning truck freight moved by JBI or third-party equipment when such highway or other movement is intended to direct JBI equipment back into intermodal operations. JBI segment revenue declined approximately 3% during the current quarter, to $151 million, from $155 million in 1999. Intermodal rates in 2000 were essentially flat when compared with the same period in 1999.

       DCS segment operations typically include services provided with company-owned revenue equipment and employee drivers which are assigned to specific customers or traffic lanes. DCS operations usually involve written, long-term agreements or contracts. During the current quarter DCS revenue increased 40%, to $98 million, from $70 million in the comparable period of 1999. Operating income was $4.0 million during the first quarter of 2000, compared with $4.6 million in the first quarter of 1999. The decline in 2000 DCS operating income was due, in part, to significantly higher fuel costs and increased computer system and corporate support expenses.

       The JBL segment includes a wide range of comprehensive transportation and management services. These services may include experienced professional managers, information and optimization technology and the actual design or redesign of transportation system solutions. JBL may utilize JBT, JBI, or DCS owned or controlled assets and employees or third-party equipment and employees, or a combination to meet customers' service requirements. JBL services also typically involve long-term, written agreements. JBL revenue grew 34% during the current quarter to $107 million, from $80 million in 1999. Operating income was $1.7 million in 2000, compared with $2.8 million in 1999. This decline in operating income was due primarily to increased computer system and corporate support charges and higher bad debt expense.






                                       Summary of Operating Segments Results

                                          For Three Months Ended March 31
                                               (dollars in millions)

                                               Gross Revenue                      Operating Income
                                    -------------------------------             ---------------------
                                     2000         1999     % Change              2000            1999
                                    -----        -----     --------             -----            ----
JBT                                  $203         $182         12%              $(0.2)             --
JBI                                   151          155         (3%)               7.7              --
                                    -----        -----     --------             -----           -----
        Van/Intermodal                354          337          5%                7.5           $15.3
DCS                                    98           70         40%                4.0             4.6
JBL                                   107           80         34%                1.7             2.8
Other                                  --           --          --               (1.0)            1.5
                                    -----        -----     --------             -----           -----
        Subtotal                      559          487         15%               12.2            24.2
Inter-segment eliminations            (25)         (17)         --                 --              --
                                    -----        -----     --------             -----           -----
        Total                        $534         $470         13%              $12.2           $24.2
                                    =====        =====     ========             =====           =====










       The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.


                                                                       Three Months Ended March 31
                                                        ------------------------------------------------------
                                                                Percentage of             Percentage Change
                                                             Operating Revenues            Between Quarters
                                                        ------------------------------ -----------------------
                                                             2000            1999          2000 vs. 1999
                                                        ---------------- -------------   -----------------
   Operating revenues                                       100.0%         100.0%             13.5%
   Operating expenses
        Salaries, wages and employee benefits                34.8%          36.7%              7.6%
      Rents and purchased transportation                     35.4%          30.7%             30.7%
      Fuel and fuel taxes                                    10.6%           7.8%             54.5%
      Depreciation                                            5.9%           8.1%            (17.3%)
      Operating supplies and expenses                         5.6%           5.9%              8.3%
      Insurance and claims                                    1.8%           2.1%             (2.5%)
      Operating taxes and licenses                            1.4%           1.4%             17.9%
      General and administrative expenses                     1.1%           1.1%             17.8%
      Communication and utilities                             1.1%           1.2%              2.4%
                                                       -------------------------------
           Total operating expenses                          97.7%          94.9%             16.9%
                                                       -------------------------------
           Operating income                                   2.3%           5.1%            (49.4%)
 Interest expense                                             1.1%           1.6%            (20.5%)
                                                       -------------------------------
           Earnings before income taxes                       1.2%           3.5%            (62.4%)
 Income taxes                                                 0.3%           1.2%            (79.4%)
                                                       -------------------------------
           Net earnings                                       0.9%           2.3%            (52.6%)
                                                       ===============================





       Total operating expenses for the first quarter of 2000 increased 16.9% over the comparable period of 1999. As previously discussed, operating revenues increased 13.5% during the current quarter. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 97.7% for the first quarter of 2000, compared with 94.9% in 1999. Salaries, wages and employee benefits increased 7.6% during the current quarter, but declined to 34.8% of revenue from 36.7% of revenue in 1999. The increase in the dollar amount of this expense category was partly due to higher costs of medical insurance. The decline in percentage of revenue was primarily due to the growth of Logistics (JBL) revenue. Rents and purchased transportation expense increased 30.7% and increased as a percentage of revenue. This increase was due to the growth of JBL business, additional use of third-party dray companies and higher revenue equipment rental expense. A transaction to sell and leaseback certain trailing equipment, which closed in late 1999, increased equipment rent and decreased depreciation expense. Fuel and fuel taxes expense rose 54.5% during the current quarter, driven by a 54% higher cost per gallon. Fuel surcharges, which were initiated in late 1999, recovered approximately 60% of the higher fuel costs during the first quarter. However, the Company estimates that the net negative impact of higher fuel charges on net earnings for the first quarter was $6.1 million, or $.17 per share.

       Depreciation expense declined 17.3% during 2000, primarily due to the sale and leaseback transaction previously discussed. Operating supplies and expenses increased 8.3%, partly due to increased spending for tractor and trailing equipment maintenance. The nearly 18% increase in operating taxes and license expense was due to the larger size of the tractor fleet and a higher state base plate cost per tractor in 2000. The significant increase in general and administrative costs was primarily a result of higher levels of spending for computer equipment rental and maintenance, offset, in part, by reduced bad debt expense. Interest expense decreased 20.5% in 2000. This decrease was primarily due to reduced debt levels associated with the sale and leaseback transaction. The effective income tax rates were 20% in 2000 and 36.5% in 1999. These were the effective rates expected for the full year 2000 and 1999, respectively. The Company estimates the sale and leaseback transaction increased diluted earnings per share by $.03 during the first quarter of 2000. This amount includes the impact of the lower effective income tax rate.

       As a result of the above, net earnings for the first quarter of 2000 decreased to $5.0 million, or diluted earnings per share of $.14, compared with $10.6 million, or $.29 per diluted share, in 1999.

LIQUIDITY AND CAPITAL RESOURCES

       This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Balance Sheets.

       Net cash used in operating activities was $8.1 million for the three month period ended March 31, 2000, compared with $27.6 million provided for the first quarter of 1999. This decrease in net cash provided was primarily due to the reduced level of net earnings, lower depreciation expense and a $40.6 million increase in other assets. As previously mentioned, the lower depreciation expense was due to the sale and leaseback of certain trailing equipment. The increase in other assets was due to prepaid lease charges which were also related to the sale and leaseback transaction. Net cash used in investing activities was $64.6 million in 2000, up from $37.1 million in 1999. Purchases of new revenue equipment were up significantly during the first quarter of 2000. New tractor purchases totaled approximately 1,030 during 2000, compared with about 220 in 1999. This increase in capital spending for tractors was partly offset by reduced purchases of trailing equipment. Financing activities generated $63.9 million during the current quarter, compared with $4.1 million in 1999. Financing activities included net borrowings of $68.8 million, $3.1 million to repurchase treasury stock and $1.8 million paid out in dividends. The Company announced in February of 2000 an intent to cease the payment of dividends and to utilize those funds to purchase additional treasury stock.

SELECTED BALANCE SHEET DATA



                                                                       As of
                                          ----------------------------------------------------------------

                                          March 31, 2000         December 31, 1999          March 31, 1999
                                          --------------         -----------------          --------------
     Working  capital ratio                    1.18                      1.09                    1.18
     Current maturities of long-
         term debt (millions)                 $  60                     $  60                   $  22
     Total debt (millions)                    $ 396                     $ 328                   $ 439
     Total debt to equity                       .99                       .82                    1.14
     Total debt as a percentage
          of total capital                      .50                       .45                     .53




       The Company's debt levels increased approximately $68 million from December 31, 1999 to March 31, 2000. As of March 31, 2000, the Company had commitments to purchase approximately $234 million of revenue and service equipment net of expected proceeds from sale or trade-in allowances. Funding for such expenditures is expected to come from cash generated from operations and existing borrowing facilities.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement requires the recognition of all derivatives in the statement of financial position as either assets or liabilities and their measurement at fair value. Statement No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has not determined what impact, if any, Statement No. 133 will have on its financial statements.

YEAR 2000

       As of the date of this filing, the Company had not experienced any material Year 2000 problems or disruptions with internal systems, nor had any material problems or disruptions been experienced with customers or suppliers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's earnings are affected by changes in short-term interest rates as a result of its issuance of short-term commercial paper. However, due to its selective utilization of interest rate swaps, the effects of interest rate changes are mitigated. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more in 2000 than in 1999, there would be no material adverse impact on the Company's results of operations. At March 31, 2000, the fair value of the Company's fixed rate long-term obligations approximated carrying value.

       Although the Company conducts business in foreign countries, international operations are not material to the Company's consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three months ended March 31, 2000. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign investment. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None applicable.

ITEM 2.  CHANGES IN SECURITIES
         None applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of J.B. Hunt Transport Services, Inc. was held on April 20, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the meeting, stockholders voted on the following resolutions with the vote tabulations so indicated:



                                                                               Votes
                                                             ----------------------------------------
                                                                For           Against       Abstained
                                                             ----------------------------------------
         1.       To elect three Class II Directors
                  for a term of three years each.            31,917,489              0      1,777,428

         2.       To amend the Company's
                  Management Incentive Plan by
                  authorizing additional shares
                  in the Plan.                               24,582,537      5,862,777        459,477

         3.       To amend and extend the
                  Chairman's Stock Option
                  Incentive Plan.                            28,614,049      1,798,582        492,160

         4.       To ratify the appointment of
                  KPMG LLP as the Company's
                  principal independent public
                  accountants for the next
                  fiscal year.                               32,651,829         25,011         18,077




         There was no solicitation in opposition to management's nominees for Directors as listed in the proxy statement and each nominee was elected by greater than ninety-two percent of the shares entitled to vote. No additional business or other matters came before the meeting or any adjournment thereof.

ITEM 5.  OTHER INFORMATION

         On March 14, 2000, a news release was issued announcing that six of the nation's largest truckload transportation companies: Covenant Transport, Inc.; J.B. Hunt Transport Services, Inc.; M.S. Carriers, Inc.; Swift Transportation Co., Inc.; U.S. Xpress Enterprises, Inc. and Werner Enterprises, Inc., intended to merge their logistics business units into a commonly owned, Internet-based global transportation logistics company, Transplace.com. The combined logistics businesses had total revenues of approximately $650 million in 1999.

         The Company will invest $5 million of cash and merge all or substantially all of its JBL segment business into the new entity. The Company will have a 28% equity stake in Transplace.com. The six companies also intend to develop programs for the cooperative purchasing of products, supplies and services and the achievement of other synergies.

         The consummation of the transaction is dependent upon receiving approval of various regulators, but could be effective as early as July 1, 2000.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits
                  27  Financial Data Schedule






                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         J.B. HUNT TRANSPORT SERVICES, INC.





DATE:    May 10, 2000                      BY:  /s/ Kirk Thompson
     -------------------------------          -------------------------------
                                              Kirk Thompson
                                              President and
                                              Chief Executive Officer




DATE:    May 10, 2000                      BY:   /s/ Jerry W. Walton
     -------------------------------          -------------------------------
                                              Jerry W. Walton
                                              Executive Vice President, Finance
                                              and Chief Financial Officer




DATE:    May 10, 2000                      BY:   /s/ Donald G. Cope
     -----------------------------------      -------------------------------
                                              Donald G. Cope
                                              Vice President, Controller
                                              and Chief Accounting Officer