Form 10-Q
period 2000-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2000-08-11
CIK 728535

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

    /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2000

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

                                    YES /X/  NO / /

       THE NUMBER OF SHARES OF THE COMPANY'S $.01 PAR VALUE COMMON STOCK OUTSTANDING ON JUNE 30, 2000 WAS 35,152,588.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

         The interim condensed consolidated financial statements have been reviewed by KPMG LLP, independent public accountants.

         These interim condensed consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1999.

                                      INDEX

Condensed Consolidated Statements of Earnings for the Three
       and Six Months Ended June 30, 2000 and 1999............................. Page 3

Condensed Consolidated Balance Sheets as of
       June 30, 2000 and December 31,1999...................................... Page 4

Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 2000 and 1999................................. Page 5

Notes to Condensed Consolidated Financial Statements
       as of June 30, 2000..................................................... Page 6

Review Report of KPMG LLP...................................................... Page 11

ITEM 2.
Management's Discussion and Analysis of Results of Operations
        and Financial Condition................................................ Page 12

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk..................... Page 19

                       J.B. HUNT TRANSPORT SERVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JUNE 30                         JUNE 30
--------------------------------------------------------------------------------------------------------------------------------
                                                                       2000           1999              2000           1999
--------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                                 $    583,500   $     497,554    $    1,117,056   $   967,798

Operating expenses
     Salaries, wages and employee benefits                              194,273         176,175           380,158       348,863
     Rents and purchased transportation                                 215,497         161,283           404,229       305,632
     Fuel and fuel taxes                                                 58,168          39,211           114,874        75,920
     Depreciation                                                        33,320          38,524            64,668        76,434
     Operating supplies and expenses                                     31,491          30,693            61,338        58,243
     Insurance and claims                                                 9,682           8,214            19,216        17,995
     Operating taxes and licenses                                         8,329           7,064            15,993        13,566
     General and administrative expenses                                  6,108           7,042            12,031        12,069
     Communication and utilities                                          5,924           5,109            11,612        10,662
--------------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                      562,792         473,315         1,084,119       919,384
--------------------------------------------------------------------------------------------------------------------------------
          Operating income                                               20,708          24,239            32,937        48,414
Interest expense                                                          6,890           7,255            12,854        14,760
--------------------------------------------------------------------------------------------------------------------------------
          Earnings before income taxes                                   13,818          16,984            20,083        33,654
Income taxes                                                              2,764           6,199             4,016        12,284
--------------------------------------------------------------------------------------------------------------------------------
          Net earnings                                           $       11,054  $       10,785  $         16,067 $      21,370
================================================================================================================================
Average basic shares outstanding                                         35,315          35,625            35,459        35,620
================================================================================================================================
          Basic earnings per share                               $         0.31            0.30  $           0.45 $        0.60
================================================================================================================================
Average diluted shares outstanding                                       35,505          35,847            35,548        36,226
================================================================================================================================
          Diluted earnings per share                             $         0.31            0.30  $           0.45 $        0.59
================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                   (unaudited)

--------------------------------------------------------------------------------------------------------
                                                               JUNE 30, 2000       DECEMBER 31, 1999
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $      5,930          $     12,606
   Accounts receivable                                               253,546               238,573
   Prepaid expenses                                                   57,778                43,962
--------------------------------------------------------------------------------------------------------
          Total current assets                                       317,254               295,141
--------------------------------------------------------------------------------------------------------
Property and equipment                                             1,282,936             1,239,394
   Less accumulated depreciation                                     457,116               453,509
--------------------------------------------------------------------------------------------------------
          Net property and equipment                                 825,820               785,885
--------------------------------------------------------------------------------------------------------
Investments and other assets                                          53,197                46,438
--------------------------------------------------------------------------------------------------------
                                                                $  1,196,271          $  1,127,464
========================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                         $     60,000          $     60,000
   Trade accounts payable                                            160,535               180,009
   Claims accruals                                                     3,433                   788
   Accrued payroll                                                    32,718                19,462
   Other accrued expenses                                             11,899                10,371
--------------------------------------------------------------------------------------------------------
          Total current liabilities                                  268,585               270,630
--------------------------------------------------------------------------------------------------------
Long-term debt                                                       331,938               267,639
Claims accruals                                                        5,647                 7,368
Deferred income taxes                                                182,840               180,441
Stockholders' equity                                                 407,261               401,386
--------------------------------------------------------------------------------------------------------
                                                                $  1,196,271          $  1,127,464
========================================================================================================

See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                              SIX MONTHS ENDED JUNE 30
-------------------------------------------------------------------------------------------------------------
                                                                               2000            1999
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                            $     16,067    $     21,370
   Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
       Depreciation                                                              64,668          76,434
       Provision for noncurrent deferred income taxes                             2,399           9,756
       Tax benefit of stock options exercised                                         8              69
       Forefeiture of restricted stock                                                0             (18)
       Amortization of discount, net                                                 (1)            430
       Changes in assets and liabilities:
         Trade accounts receivable                                              (14,973)        (13,863)
         Prepaid expenses                                                       (20,656)          7,788
         Trade accounts payable                                                 (19,474)        (25,858)
         Claims accruals                                                           (924)         (7,825)
         Accrued payroll and other accrued expenses                              14,784           7,740
-------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                         41,898          76,023
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property and equipment                                         (146,269)        (68,840)
   Proceeds from sale of equipment                                               41,666           4,724
   Increase in investments and other assets                                         902          (9,695)
-------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                           (103,701)        (73,811)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net borrowings (repayments) under commercial paper program                    64,299             (50)
   Net payments of long-term debt                                                     0          (5,000)
   Repurchase of treasury stock                                                  (7,576)              0
   Proceeds from sale of treasury stock                                             186             422
   Dividends paid                                                                (1,782)         (3,563)
-------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities               55,127          (8,191)
-------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                        (6,676)         (5,979)
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                 12,606           9,227
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $      5,930    $      3,248
=============================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                                            $     12,744    $     15,031
       Income taxes                                                                 426             300
=============================================================================================================

See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1) The interim condensed consolidated financial statements at June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements. Accordingly, they should be read in conjunction with the financial statements and notes thereto appearing in the annual report on Form 10-K of the Company for the year ended December 31, 1999.

2) The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of those to be expected for the calendar year ending December 31, 2000.

3)       LONG-TERM DEBT

         Long-term debt consists of (in thousands):

                                                                      6/30/2000      12/31/1999
                                                                      ---------      ----------
               Commercial paper                                        $ 99,300       $ 35,000
               Senior notes payable, interest at 6.25%
                 payable semiannually, due 11/17/2000                    25,000         25,000
               Senior notes payable, interest at 6.00%
                 payable semiannually, due 12/12/2000                    25,000         25,000
               Senior notes payable, interest at 6.25%
                 payable semiannually, due 9/1/2003                      98,260         98,260
               Senior notes payable, interest at 7.00%
                 payable semiannually, due 9/15/2004                     95,000         95,000
               Senior subordinated notes, interest at 7.80%
                 payable semiannually                                    50,000         50,000
                                                                       --------       --------
                                                                        392,560        328,260
               Less current maturities                                  (60,000)       (60,000)
               Unamortized discount                                        (622)          (621)

                                                                       --------       --------
                                                                       $331,938       $267,639
                                                                       ========       ========

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

4)       CAPITAL STOCK

         The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                       Weighted average     Number of
                                        Number of       exercise price        shares
                                          Shares           Per Share        Exercisable
                                        ---------      ----------------     -----------
Outstanding at December 31, 1999        3,737,565           $16.65            551,940
                                                                              =======
         Granted                          627,000            12.98
         Exercised                                           13.68
         Terminated                       (13,700)           16.43
                                         (118,650)
                                        ---------           ------
Outstanding at June 30, 2000            4,232,215           $16.13            880,600
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

5)       EARNINGS PER SHARE

         A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below:

                                                          (in thousands, except per share data)
                                                   --------------------------------------------------
                                                      Three Months Ended          Six Months Ended
                                                          June 30                     June 30
                                                   ---------------------       ----------------------
                                                     2000          1999         2000         1999
                                                   -------       -------       -------       -------
Numerator (net earnings)                           $11,054       $10,785       $16,067       $21,370

Denominator - Basic earnings per share

   Weighted average shares outstanding              35,315        35,625        35,459        35,620
                                                   =======       =======       =======       =======
      Basic earnings per share                     $   .31       $   .30       $   .45       $   .60
                                                   =======       =======       =======       =======

Denominator - Diluted earnings per share

   Weighted average share outstanding               35,315        35,625        35,459        35,620
   Effect of common stock options                      190           222            89           606
   Weighted average shares assuming dilution        35,505        35,847        35,548        36,226
                                                   =======       =======       =======       =======
      Diluted earnings per share                   $   .31       $   .30       $   .45       $   .59
                                                   =======       =======       =======       =======

         Options which were outstanding to purchase shares of common stock during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares were:

                                                 Three Months Ended                   Six Months Ended
                                                      June 30                              June 30
                                          --------------------------------    --------------------------------
                                                 2000           1999                 2000          1999
                                                 ----           ----                 ----          ----
Number of shares under option                 1,951,915       682,525             2,663,915       387,675
Range of exercise price                     $15.69-$37.50  $18.00-$37.50        $14.33-$37.50  $20.38-$37.50


6)       COMPREHENSIVE INCOME

         Comprehensive income consists of net earnings and foreign currency translation adjustments. During the three and six months ended June 30, 2000 and 1999, comprehensive income was equal to: (in thousands):

                                                     Three Months Ended          Six Months Ended
                                                           June 30                    June 30
                                                   ----------------------      --------------------
                                                    2000            1999         2000         1999
                                                   -------        -------      -------      -------
                 Net earnings                      $11,054        $10,785      $16,067      $21,370
                 Foreign currency
                    translation (loss) gain         (1,891)            79       (1,028)         (56)
                                                   -------        -------      -------      -------
                 Comprehensive income              $ 9,163        $10,864      $15,039      $21,314
                                                   =======        =======      =======      =======

7)       INCOME TAXES

         The effective income tax rates for the three and six months ended June 30, 2000 and 1999 were based on estimated annual combined effective rates of 20% and 36.5%, respectively.

8)       BUSINESS SEGMENTS

         The Company had four reportable business segments during the first six months of 2000: Truck (JBT), Intermodal (JBI), Dedicated Contract Services (DCS) and Logistics (JBL). JBT business includes full truck-load, dry-van freight which is typically transported utilizing company-owned or controlled revenue equipment. This freight is typically transported over roads and highways and does not move by rail. The JBI segment includes freight which is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. The JBT and JBI business segments were operated in combined fashion (formally reported as Van/Intermodal in prior periods) and limited identifiable comparative information is available for JBT and JBI prior to January 1, 2000. Accordingly, the Company has provided comparable segment information for the three and six months ended June 30, 2000 based on the prior segmentation, which included JBT and JBI as the former segment, "Van/Intermodal."

         DCS segment business typically includes company-owned revenue equipment and employee drivers which are assigned to a specific customer, traffic lane or service. DCS operations usually include formal, written long-term agreements or contracts which govern services performed and applicable rates.

         The JBL segment includes a wide range of comprehensive transportation and freight management services which may include experienced professional managers, information and optimization technology and the actual design or redesign of system solutions. JBL may utilize JBT, JBI or DCS owned or controlled assets and employees, or third-party carriers, or a combination to meet the customer's service requirements. JBL services also typically are provided in accordance with written long-term agreements. See note 9. Intersegment revenues consist of services provided by one or more segments to another segment. A summary of certain segment information is presented below (in millions):

                                                        Assets
                                                 --------------------
                                                      As of June 30
                                                 --------------------
                                                  2000          1999
                                                 ------        ------
JBT                                              $  799            --
JBI                                                  98            --
                                                 ------        ------
      Van/Intermodal                                897           900
DCS                                                 119            76
JBL                                                  80            56
Other (includes corporate)                          100           137
                                                 ------        ------
      Total                                      $1,196        $1,169
                                                 ======        ======

                                                                 REVENUES
                                                -------------------------------------------
                                                   Three Months              Six Months
                                                  Ended June 30             Ended June 30
                                                -----------------        ------------------
                                                 2000        1999         2000        1999
                                                 ----        ----        ------      ------
JBT                                              $204         194           407         375
JBI                                               166         159           317         314
                                                 ----        ----        ------      ------
      Van/Intermodal                              370         353           724         689
DCS                                               118          77           216         147
JBL                                               121          88           228         169
Other (includes corporate)                         --           --           --          --
                                                 ----        ----        ------      ------
      Subtotal                                    609         518         1,168       1,005
Inter-segment eliminations                        (25)        (20)          (51)        (37)
                                                 ----        ----        ------      ------
      Total                                      $584        $498        $1,117      $  968
                                                 ====        ====        ======      ======


                                                         Operating Income (Loss)
                                              ---------------------------------------------
                                                  Three Months              Six Months
                                                 Ended June 30             Ended June 30
                                              ---------------------    --------------------
                                                2000        1999         2000       1999
                                               ------      ------       ------     ------
JBT                                             $(3.3)         --        $(3.5)        --
JBI                                               9.5          --         17.2         --
                                               ------      ------       ------     ------
      Van/Intermodal                              6.2        16.5         13.7       31.8
DCS                                               9.7         6.7         13.7       11.3
JBL                                               5.1          .9          6.8        3.7
Other (includes corporate)                        (.3)         .1         (1.3)       1.6
                                               ------      ------       ------     ------
      Total                                     $20.7       $24.2        $32.9      $48.4
                                               ======      ======       ======     ======

                                                          Net Depreciation Expense
                                              ---------------------------------------------
                                                  Three Months              Six Months
                                                 Ended June 30             Ended June 30
                                              ---------------------    --------------------
                                                2000        1999         2000       1999
                                               ------      ------       ------     ------
JBT                                             $16.8          --        $32.8         --
JBI                                               5.9          --         11.8         --
                                               ------      ------       ------     ------
      Van/Intermodal                             22.7        28.8         44.6       57.3
DCS                                               8.8         6.5         16.7       12.7
JBL                                                .2          .3           .5         .6
Other (includes corporate)                        1.6         2.9          2.9        5.8
                                               ------      ------       ------     ------
      Total                                     $33.3       $38.5        $64.7      $76.4
                                               ======      ======       ======      =====

9)       OTHER

         On March 14, 2000, the Company, along with five other motor carriers, announced the intent to contribute all of its non-asset based logistics business into a recently formed joint venture, Transplace.com. Transplace.com, which is jointly owned by six of the largest publicly-held truckload transportation companies and its Chief Executive Officer, Jun-Sheng Li, commenced operations effective July 1, 2000. The Company will contribute all of its JBL segment business and all related intangible assets, plus $5.0 million of cash, in exchange for an approximate 27% initial membership interest in Transplace.com. As a result of this transaction, effective July 1, 2000, the Company will no longer report the JBL segment revenue, expenses and operating income as components of its consolidated statements of earnings. The Company will account for its approximate 27% interest in Transplace.com utilizing the equity method of accounting. No gain or loss will be recognized upon formation and contribution of JBL segment assets to Transplace.com. The Company's share of Transplace.com's results of operations will appear as a one-line non-operating item on the consolidated statements of earnings subsequent to June 30, 2000.

10)      RECLASSIFICATIONS

         Certain amounts for 1999 have been reclassified to conform to the 2000 classifications.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of earnings for the three and six month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
July 17, 2000

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

                              RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 2000 TO SECOND QUARTER 1999

SUMMARY

       Consolidated operating revenues for the second quarter of 2000 increased 17%, to $584 million, from $498 million in the comparable period of 1999. The Company had four reportable business segments for the second quarter of 2000:
Truck (JBT), Intermodal (JBI), Dedicated Contract Services (DCS) and Logistics
(JBL). Prior to January 1, 2000, the JBT and JBI units had been operated and reported together as the Van/Intermodal segment. Accordingly, the only identifiable comparative segment information for JBT and JBI is revenue prior to January 1, 2000.

       The JBT segment consists primarily of full truckload, dry-van freight which is typically transported over roads and highways by company-owned or controlled revenue equipment. JBT segment revenue grew approximately 5%, to $204 million, during the second quarter of 2000, compared with $194 million in the same period of 1999. Revenue growth in this segment was reduced by the transfer of some revenue equipment to the DCS segment during the current quarter. Revenue per mile in the JBT segment, exclusive of fuel surcharges, rose 3.9% in the current quarter, compared with the second quarter of 1999.

       JBI segment business includes primarily truckload freight which is transported by rail over any portion of the movement. This segment also includes certain repositioning truck freight moved by JBI or third-party equipment when such highway or other movement is intended to direct equipment back into intermodal operations. JBI segment revenue increased approximately 5% during the current quarter, to $166 million, from $159 million in 1999. Intermodal rates, exclusive of fuel surcharges, in the second quarter of 2000 were essentially flat when compared with the same period in 1999.

       DCS segment operations typically include services provided with company-owned revenue equipment and employee drivers which are assigned to specific customers or traffic lanes. DCS operations usually involve written, long-term agreements or contracts. During the second quarter of 2000, DCS revenue increased 53%, to $118 million, from $77 million in the comparable period of 1999. A portion of the DCS segment revenue growth was due to transfers of equipment and drivers from the JBT business segment. Margins in the DCS segment declined slightly in 2000, due, in part, to higher fuel costs and increased computer system and corporate support expenses.

       The JBL segment includes a wide range of comprehensive transportation and management services. These services may include experienced professional managers, information and optimization technology and the actual design or redesign of transportation system solutions. JBL may utilize JBT, JBI, or DCS owned or controlled assets and employees or third-party equipment and employees, or a combination to meet customers' service requirements. JBL services also typically involve long-term, written agreements. JBL revenue grew 38% during the second quarter of 2000 to $121 million, from $88 million in 1999. Operating income was $5.1 million in the second quarter of 2000, compared with $.9 million in 1999. This increase in operating income was due, in part, to increased revenue and lower purchased transportation expenses.

       On March 14, 2000, the Company announced the intent to contribute all of its non-asset based logistics business into a recently formed joint venture, Transplace.com. The entire JBL business segment was contributed to Transplace.com effective July 1, 2000. As a result of this transaction, the Company will no longer report the JBL segment revenue, expenses and operating income as components of its consolidated statements of earnings. The Company will account for its approximate 27% interest in Transplace.com utilizing the equity method of accounting. No gain or loss will be recognized upon formation and contribution of JBL segment assets to Transplace.com. The Company's share of Transplace.com results of operations will appear as a one-line non-operating item on the consolidated statements of earnings subsequent to June 30, 2000.

                      Summary of Operating Segments Results

                         For Three Months Ended June 30
                              (dollars in millions)

                                               Gross Revenue                       Operating Income
                                    -------------------------------             ----------------------
                                     2000         1999     % Change              2000            1999
                                     ----         ----     --------              ----            ----
JBT                                  $204          194          5%              $(3.3)             --
JBI                                   166          159          5%                9.5              --
                                    -----        -----       -----              -----           -----
        Van/Intermodal                370          353          5%                6.2           $16.5
DCS                                   118           77         53%                9.7             6.7
JBL                                   121           88         38%                5.1              .9
Other                                  --           --          --                (.3)             .1
                                    -----        -----       -----              -----           -----
        Subtotal                      609          518         18%               20.7            24.2
Inter-segment eliminations            (25)         (20)         --                 --              --
                                    -----        -----       -----              -----           -----
        Total                        $584         $498         17%              $20.7           $24.2
                                    =====        =====       =====              =====           =====

       The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                                                                         Three Months Ended June 30
                                                            -------------------------------------------------
                                                                   Percentage of            Percentage Change
                                                                Operating Revenues          Between Quarters
                                                            ----------------------------   ------------------
                                                                 2000          1999          2000 vs. 1999
                                                            -------------   ------------   ------------------
Operating revenues                                               100.0%        100.0%             17.3%
Operating expenses
      Salaries, wages and employee benefits                       33.3%         35.4%             10.3%
      Rents and purchased transportation                          36.9%         32.4%             33.6%
      Fuel and fuel taxes                                         10.0%          7.9%             48.3%
      Depreciation                                                 5.7%          7.7%            (13.5%)
      Operating supplies and expenses                              5.4%          6.2%              2.6%
      Insurance and claims                                         1.7%          1.7%             17.9%
      Operating taxes and licenses                                 1.4%          1.4%             17.9%
      General and administrative expenses                          1.0%          1.4%            (13.3%)
      Communication and utilities                                  1.0%          1.0%             16.0%
                                                            ----------------------------   ------------------
           Total operating expenses                               96.5%         95.1%             18.9%
                                                            ----------------------------   ------------------
           Operating income                                        3.5%          4.9%            (14.6%)
Interest expense                                                   1.2%          1.5%             (5.0%)
                                                            ----------------------------   ------------------
           Earnings before income taxes                            2.4%          3.4%            (18.6%)
Income taxes                                                       0.5%          1.2%            (55.4%)
                                                            ----------------------------   ------------------
           Net earnings                                            1.9%          2.2%              2.5%
                                                            ============================   ==================


       Total operating expenses for the second quarter of 2000 increased 18.9% over the comparable period of 1999. As previously discussed, operating revenues increased 17.3% during the current quarter. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 96.5% for the second quarter of 2000, compared with 95.1% in 1999. Salaries, wages and employee benefits increased 10.3% during the current quarter, but declined to 33.3% of revenue from 35.4% of revenue in 1999. The increase in the dollar amount of this expense category was partly due to higher costs of medical insurance. The decline in percentage of revenue was primarily due to the growth of the non-asset based Logistics (JBL) revenue. Rents and purchased transportation expense increased 33.6% and increased as a percentage of revenue. This increase was due to the growth of JBL business, additional use of third-party dray companies and higher revenue equipment rental expense. A transaction to sell and leaseback certain trailing equipment, which closed in late 1999, resulted in higher equipment rent and lower depreciation expense. Fuel and fuel taxes expense rose 48.3% during the current quarter, driven by a 35% higher cost per gallon and slightly lower fuel miles per gallon. Fuel surcharges, which were initiated in late 1999, recovered the majority of this increased cost relative to the second quarter of 1999.

       Depreciation expense declined 13.5% during the second quarter of 2000, primarily due to the sale and leaseback transaction previously discussed. Operating supplies and expenses increased 2.6%, but declined as a percentage of revenue. The small increase in the dollar amount of this expense was for spending on tractor and trailing equipment maintenance and tires. The decline in percentage of revenue was primarily due to growth of the non-asset based JBL segment revenue. Insurance and claims expense remained at 1.7% of revenue in 2000 and 1999, but increased 17.9%, primarily due to higher liability and accident costs. The nearly 18% increase in operating taxes and license expense was due to the larger size of the tractor fleet and a higher state base plate cost per tractor in 2000. The 13.3% decrease in general and administrative costs was primarily due to lower professional fees and bad debt expenses. Communication and utilities expense increased 16.0% primarily due to expanded data and telecommunication networks and higher satellite communication costs. Interest expense declined slightly in 2000, due to reduced debt levels associated with the sale and leaseback transaction. The effective income tax rates were 20% in 2000 and 36.5% in 1999. These were the effective rates expected for the full year 2000 and 1999, respectively. The primary reason for the decrease in the effective income tax rate was the sale and leaseback transaction, which closed in late 1999.

       As a result of the above, net earnings for the second quarter of 2000 increased to $11.1 million, or diluted earnings per share of $.31, compared with $10.8 million, or $.30 per diluted share, in 1999.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

SUMMARY

       Consolidated operating revenues for the six months ended June 30, 2000 increased 15.4%, to $1.117 billion, from $967.8 million in 1999. Revenue in the JBT segment increased approximately 9% in 2000, to $407 million, compared with $375 million in 1999. Revenue growth of JBT was reduced by the transfer of some revenue equipment to the DCS segment. As previously mentioned, the JBT and JBI had been operated and reported together as the Van/Intermodal segment prior to January 1, 2000. Accordingly, the only identifiable comparative 1999 segment information for JBT and JBI is revenue. Revenue per mile in the JBT segment, exclusive of fuel surcharges, rose approximately 4% during the first six months of 2000, compared with the same period in 1999.

       The JBI segment revenue increased approximately 1% during 2000, to $317 million, from $314 million in 1999. Intermodal rates in 2000 were essentially flat when compared with the same period in 1999.

       DCS segment revenue grew 47% during the first six months of 2000, to $216 million, from $147 million in 1999. A portion of this segment revenue growth was due to transfers of equipment and drivers from the JBT business segment. Operating income was $13.7 million during the first six months of 2000, compared with $11.3 million in 1999. This decline in margin was due primarily to significantly higher fuel costs and increased computer system and corporate support expenses.

       JBL segment revenue increased 35% during the first six months of 2000, to $228 million, from $169 million in 1999. Operating income was $6.8 million in 2000, compared with $3.7 million in 1999. This increase in operating income was due to higher revenue levels and relatively lower purchased transportation expense.

       On March 14, 2000, the Company announced the intent to contribute all of its non-asset based logistics business into a recently formed joint venture, Transplace.com. The entire JBL business segment was contributed to Transplace.com effective July 1, 2000. As a result of this transaction, the Company will no longer report the JBL segment revenue, expenses and operating income as components of its consolidated statements of earnings. The Company will account for its approximate 27% interest in Transplace.com utilizing the equity method of accounting. No gain or loss will be recognized upon formation and contribution of JBL segment assets to Transplace.com. The Company's share of Transplace.com results of operations will appear as a one-line non-operating item on the consolidated statements of earnings subsequent to June 30, 2000.





                      Summary of Operating Segments Results

                          For Six Months Ended June 30
                              (dollars in millions)



                                            Gross Revenue                          Operating Income
                                   -------------------------------              ---------------------
                                     2000        1999     % CHANGE               2000            1999
                                   ------       ------    --------              -----           -----
JBT                                $  407          375          9%              $(3.5)              -
JBI                                   317          314          1%               17.2               -
                                   ------       ------         ---              -----           -----
        Van/Intermodal                724          689          5%               13.7           $31.8
DCS                                   216          147         47%               13.7            11.3
JBL                                   228          169         35%                6.8             3.7
Other                                   -            -          -                (1.3)            1.6
                                   ------       ------         ---              -----           -----
        Subtotal                    1,168        1,005         16%               32.9            48.4
Inter-segment eliminations            (51)         (37)         -                   -               -
                                   ------       ------         ---              -----           -----
        Total                      $1,117       $  968         15%              $32.9           $48.4
                                   ======       ======         ===              =====           =====



       The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.


                                                                        Six Months Ended June 30
                                                           -----------------------------------------------------
                                                                   Percentage of             Percentage Change
                                                                Operating Revenues            Between Quarters
                                                           ------------------------------ ----------------------
                                                                 2000            1999          2000 vs. 1999
                                                           ---------------- -------------     ---------------
Operating revenues                                               100.0%         100.0%             15.4%
Operating expenses
      Salaries, wages and employee benefits                       34.0%          36.0%              9.0%
      Rents and purchased transportation                          36.2%          31.6%             32.3%
      Fuel and fuel taxes                                         10.3%           7.8%             51.3%
      Depreciation                                                 5.8%           7.9%            (15.4%)
      Operating supplies and expenses                              5.5%           6.0%              5.3%
      Insurance and claims                                         1.7%           1.9%              6.8%
      Operating taxes and licenses                                 1.4%           1.4%             17.9%
      General and administrative expenses                          1.1%           1.2%             (3.0%)
      Communication and utilities                                  1.0%           1.1%              8.9%
                                                           ------------------------------     ---------------
           Total operating expenses                               97.1%          95.0%             17.9%
                                                           ------------------------------     ---------------
           Operating income                                        2.9%           5.0%            (31.6%)
Interest expense                                                   1.1%           1.5%            (12.9%)
                                                           ------------------------------     ---------------
           Earnings before income taxes                            1.8%           3.5%            (40.3%)
Income taxes                                                       0.4%           1.3%            (67.3%)
                                                           ------------------------------     ---------------
           Net earnings                                            1.4%           2.2%            (24.8%)
                                                           ==============================     ===============


       Total operating expenses for the six months ended June 30, 2000 increased 17.9% over the comparable period of 1999. As previously discussed, operating revenues increased 15.4% during the same period. Total operating expenses expressed as a percentage of operating revenues (operating ratio) were 97.1% for 2000, compared with 95.0% in 1999. Salaries, wages and employee benefits increased 9% during the first six months of 2000, but declined to 34.0% of revenue from 36.0% of revenue in 1999. The increase in the dollar amount of this expense category was partly due to higher costs of medical insurance. The decline in percentage of revenue was primarily due to growth of the non-asset based JBL segment business. Rents and purchased transportation expense increased 32.3% and increased as a percentage of revenue. This increase was due to the growth of JBL business, additional use of third-party dray carriers and higher revenue equipment rental expense. A transaction to sell and leaseback certain trailing equipment, which closed in late 1999, increased equipment rent and decreased depreciation expense. Fuel and fuel taxes rose 51.3% during 2000, driven by a 44% higher cost per gallon and slightly lower fuel miles per gallon. Fuel surcharges, which were initiated in late 1999, recovered approximately 60% of the higher fuel costs during the first quarter of 2000 and the majority of this increased fuel cost during the second quarter of 2000 relative to the same periods in 1999.

       Depreciation expense declined 15.4% during 2000, primarily due to the sale and leaseback transaction previously discussed. Operating supplies and expenses increased

5.3%, but declined as a percentage of revenue. The increase in the dollar amount of this expense was primarily due to spending on tractor and trailing equipment. The decline in percentage of revenue was primarily due to growth of the non-asset based JBL segment revenue. Insurance and claims expense increased 6.8%, but declined slightly as a percentage of revenue. The increased cost was primarily due to higher liability and accident costs. The nearly 18% increase in operating taxes and license expense was due to the larger size of the tractor fleet and a higher state base plate cost per tractor in 2000. Communication and utilities expense increased 8.9%, primarily due to expanded data and telecommunication networks and higher satellite communication costs. Interest expense declined 12.9% in 2000, primarily due to reduced debt levels associated with the sale and leaseback transaction. The effective income tax rates were 20% in 2000 and 36.5% in 1999. These were the effective rates expected for the full year 2000 and 1999, respectively. The primary reason for the decrease in the effective income tax rate was the sale and leaseback transaction, which closed in late 1999.

       As a result of the above, net earnings for the six months ended June 30, 2000 declined to $16.1 million, or diluted earnings per share of $.45, compared with $21.4 million, or $.59 per diluted share in 1999.



LIQUIDITY AND CAPITAL RESOURCES

       This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Balance Sheets.

       Net cash provided by operating activities was $41.9 million for the first six months of 2000, compared with $76.0 million provided during the same period of 1999. This decrease in net cash provided was primarily due to funds used for accounts receivable, prepaid expenses, and accounts payable, partly offset by cash generated from accrued payroll and other expenses. In addition, net earnings and depreciation were down in 2000. As previously discussed, the lower depreciation expense was due to the sale and leaseback of certain trailing equipment. Net cash used in investing activities was $103.7 million in 2000, up from $73.8 million in 1999. Purchases of new revenue equipment were up significantly during 2000. New tractor purchases totaled approximately 1,720 during the six months ended June 30, 2000, compared with about 600 in 1999. This increase in capital spending for tractors was partly offset by reduced purchases of trailing equipment. The Company has been leasing or renting a significant portion of its trailing equipment fleet and plans to commence leasing some tractors during the third quarter of 2000. Financing activities generated $55.1 million during the first half of 2000, compared with a use of $8.2 million in 1999. Financing activities included net borrowings of $64.3 million, $7.6 million to repurchase treasury stock and $1.8 million paid out in dividends. The Company announced in February of 2000 an intent to cease the payment of dividends and to utilize those funds to purchase additional treasury stock.

SELECTED BALANCE SHEET DATA



                                                                       As of
                                          -------------------------------------------------------------
                                          June 30, 2000          December 31, 1999        June 30, 1999
                                          -------------          -----------------        -------------
     Working  capital ratio                    1.18                      1.09                  1.27
     Current maturities of long-
         term debt (millions)                 $  60                     $  60                 $  11
     Total debt (millions)                    $ 392                     $ 328                 $ 429
     Total debt to equity                       .96                       .82                  1.09
     Total debt as a percentage
         of total capital                       .49                       .45                   .52


         The Company's debt levels increased approximately $64 million from December 31, 1999 to June 30, 2000. As of June 30, 2000, the Company had commitments to acquire approximately $196 million of revenue and service equipment net of expected proceeds from sale or trade-in allowances. Funding for such expenditures is expected to come from cash generated from operations, existing borrowing facilities and leases of certain equipment commencing during the third quarter of 2000.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, as amended, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement requires the recognition of all derivatives in the statement of financial position as either assets or liabilities and their measurement at fair value. Statement No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has not determined what impact, if any, Statement No. 133 will have on its financial statements.

         In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION: AN INTERPRETATION OF APB OPINION NO. 25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000.

YEAR 2000

         As of the date of this filing, the Company had not experienced any material Year 2000 problems or disruptions with internal systems, nor had any material problems or disruptions been experienced with customers or suppliers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's earnings are affected by changes in short-term interest rates as a result of its issuance of short-term commercial paper. The Company from time to time utilizes interest rate swaps to mitigate the effects of interest rate changes. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more in 2000 than in 1999, there would be no material adverse impact on the Company's results of operations. At June 30, 2000, the fair value of the Company's fixed rate long-term obligations approximated carrying value.

       Although the Company conducts business in foreign countries, international operations are not material to the Company's consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three and six months ended June 30, 2000. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign investment. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.



                                     PART II
                                OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS
            None applicable.

ITEM 2.     CHANGES IN SECURITIES
            None applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None applicable.

ITEM 5.     OTHER INFORMATION

            On March 14, 2000, a news release was issued announcing that six of the nation's largest truckload transportation companies: Covenant
            Transport, Inc.; J.B. Hunt Transport Services, Inc.; M.S. Carriers,
            Inc.; Swift Transportation Co., Inc.; U.S. Xpress Enterprises, Inc.
            and Werner Enterprises, Inc., intended to merge their logistics business units into a jointly owned, Internet-based global transportation logistics company, Transplace.com.

            On July 13, 2000, Transplace.com announced that its operations commenced as scheduled on July 1, 2000.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                 27 Financial Data Schedule

            (b)  Reports on Form 8-K

             The Company filed a Form 8-K on July 17, 2000, relating to Items
             2, 5 and 7 of that Form and announcing that effective June 30, 2000 the Company completed the conversion of its non-asset based logistics business into Transplace.com. In addition, a copy of a Transplace.com news release was filed as an exhibit to the Form
             8-K.

             The Company has not determined whether this transaction requires the filing of historical financial statements or proforma financial information.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     J.B. HUNT TRANSPORT SERVICES, INC.




DATE:    August 11, 2000             BY:  /s/ Kirk Thompson
     ----------------------             ------------------------------------
                                          Kirk Thompson
                                          President and
                                          Chief Executive Officer




DATE:    August 11, 2000             BY:   /s/ Jerry W. Walton
     ----------------------             ------------------------------------
                                           Jerry W. Walton
                                           Executive Vice President, Finance
                                           and Chief Financial Officer




DATE:    August 11, 2000             BY:   /s/ Donald G. Cope
     ----------------------             ------------------------------------
                                           Donald G. Cope
                                           Vice President, Controller
                                           and Chief Accounting Officer