Form 10-Q
period 2000-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2000-11-14
CIK 728535

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(MARK ONE)

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----          THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
-----

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

         THE NUMBER OF SHARES OF THE COMPANY'S $.01 PAR VALUE COMMON STOCK OUTSTANDING ON SEPTEMBER 30, 2000 WAS 35,165,323.

                                     PART 1

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

         The interim condensed consolidated financial statements have been reviewed by KPMG LLP, independent public accountants.

These interim condensed consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 1999.


                                      INDEX


Condensed Consolidated Statements of Earnings for the Three
         and Nine Months Ended September 30, 2000 and 1999............................. Page 3

Condensed Consolidated Balance Sheets as of
         September 30, 2000 and December 31, 1999...................................... Page 4

Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2000 and 1999................................. Page 5

Notes to Condensed Consolidated Financial Statements
         as of September 30, 2000...................................................... Page 6

Review Report of KPMG LLP.............................................................. Page 10

ITEM 2.
Management's Discussion and Analysis of Results of Operations
         and Financial Condition....................................................... Page 11

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk............................. Page 18

                       J.B. HUNT TRANSPORT SERVICES, INC.

                  Condensed Consolidated Statements of Earnings
                      (in thousands, except per share data)
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------------
                                                            2000          1999             2000         1999
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                      $   509,422   $   523,901      $ 1,626,478   $ 1,491,699

Operating expenses
  Salaries, wages and employee benefits                     190,995       181,206          571,153       530,068
  Rents and purchased transportation                        140,997       179,958          545,226       485,591
  Fuel and fuel taxes                                        61,282        44,305          176,156       120,226
  Depreciation                                               34,244        38,129           98,911       114,563
  Operating supplies and expenses                            35,505        34,922           96,844        93,165
  Insurance and claims                                        9,459        11,410           28,676        29,405
  Operating taxes and licenses                                8,390         6,694           24,383        20,259
  General and administrative expenses                         6,178         7,268           21,245        22,084
  Communication and utilities                                 6,555         5,233           18,167        15,895
-----------------------------------------------------------------------------------------------------------------
      Total operating expenses                              493,605       509,125        1,580,761     1,431,256
-----------------------------------------------------------------------------------------------------------------
      Operating income                                       15,817        14,776           45,717        60,443
Interest expense                                              6,813         7,166           19,666        21,926
Equity in earnings of associated companies                      548           198            3,584         2,945
-----------------------------------------------------------------------------------------------------------------
      Earnings before income taxes                            9,552         7,808           29,635        41,462
Income taxes                                                    429         2,850            4,445        15,134
-----------------------------------------------------------------------------------------------------------------
      Net earnings                                      $     9,123   $     4,958      $    25,190   $    26,328
=================================================================================================================
Average basic shares outstanding                             35,161        35,635           35,359        35,625
=================================================================================================================

      Basic earnings per share                          $      0.26          0.14      $      0.71   $      0.74
=================================================================================================================

Average diluted shares outstanding                           35,280        35,692           35,478        35,957
=================================================================================================================

      Diluted earnings per share                        $      0.26         0.14       $      0.71   $      0.73
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

                       J.B. HUNT TRANSPORT SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

------------------------------------------------------------------------------------------------
                                                     SEPTEMBER 30, 2000     DECEMBER 31, 1999
------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                            $      9,147           $     12,606
   Accounts receivable                                       225,335                238,573
   Prepaid expenses                                           55,855                 43,962
------------------------------------------------------------------------------------------------
          Total current assets                               290,337                295,141
------------------------------------------------------------------------------------------------
Property and equipment                                     1,281,682              1,239,394
   Less accumulated depreciation                             475,176                453,509
------------------------------------------------------------------------------------------------

          Net property and equipment                         806,506                785,885
------------------------------------------------------------------------------------------------
Investments and other assets                                  57,485                 46,438
------------------------------------------------------------------------------------------------
                                                        $  1,154,328           $  1,127,464
================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                 $     64,109           $     60,000
   Trade accounts payable                                    137,428                180,009
   Claims accruals                                             4,687                    788
   Accrued payroll                                            31,128                 19,462
   Other accrued expenses                                     11,625                 10,371
------------------------------------------------------------------------------------------------
          Total current liabilities                          248,977                270,630
------------------------------------------------------------------------------------------------
Long-term debt                                               300,174                267,639
Claims accruals                                                5,436                  7,368
Deferred income taxes                                        182,781                180,441
Stockholders' equity                                         416,960                401,386
------------------------------------------------------------------------------------------------
                                                        $  1,154,328           $  1,127,464
================================================================================================

See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

--------------------------------------------------------------------------------------------------------
                                                                         NINE MONTHS ENDED SEPTEMBER 30
--------------------------------------------------------------------------------------------------------
                                                                              2000           1999
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                           $     25,190      $     26,328
  Adjustments to reconcile net earnings to
    net cash provided by (used in) operating activities:
      Depreciation                                                             98,911           114,563
      Provision for noncurrent deferred income taxes                            2,341            11,766
      Equity in earnings of associated companies                               (3,584)           (2,945)
      Tax benefit of stock options exercised                                        7                55
      Forefeiture of restricted stock                                               0               (18)
      Amortization of discount, net                                               135               461
      Changes in assets and liabilities:
        Trade accounts receivable                                              13,238           (40,938)
        Prepaid expenses                                                      (11,893)           (7,027)
        Trade accounts payable                                                (42,581)           35,333
        Claims accruals                                                         1,967            (3,807)
        Accrued payroll and other accrued expenses                             12,920               655
--------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                        96,651           134,426
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                        (235,186)         (133,626)
  Proceeds from sale of equipment                                             115,654            18,922
  Investment in associated company                                             (5,000)                0
  Increase in investments and other assets                                     (3,080)          (24,316)
--------------------------------------------------------------------------------------------------------

              Net cash used in investing activities                          (127,612)         (139,020)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings under commercial paper program                                17,309             7,950
  Net borrowings (payments) of long-term debt                                  19,200            (5,000)
  Repurchase of treasury stock                                                 (7,576)                0
  Proceeds from sale of treasury stock                                            351               580
  Dividends paid                                                               (1,782)           (5,346)
--------------------------------------------------------------------------------------------------------

              Net cash provided by (used in) financing activities              27,502            (1,816)
--------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                      (3,459)           (6,410)
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of period                               12,606             9,227
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                               $      9,147      $      2,817
========================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                           $     21,012      $     23,742
      Income taxes                                                                639               295
  Contribution of assets to associated company                                  2,927                 0
========================================================================================================

See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1) The interim condensed consolidated financial statements at September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements. Accordingly, they should be read in conjunction with the financial statements and notes thereto appearing in the annual report on Form 10-K of the Company for the year ended December 31, 1999.

2) The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of those to be expected for the calendar year ending December 31, 2000.

3)       LONG-TERM DEBT
         Long-term debt consists of (in thousands):

                                                                 9/30/2000         12/31/1999
                                                                 ---------         ----------
         Commercial paper                                        $ 48,200           $ 35,000
         Senior notes payable, interest at 6.25%
           payable semiannually, due 11/17/2000                    25,000             25,000
         Senior notes payable, interest at 6.00%
           payable semiannually, due 12/12/2000                    25,000             25,000
         Senior notes payable, interest at 6.25%
           payable semiannually, due 9/1/2003                      98,260             98,260
         Senior notes payable, interest at 7.00%
           payable semiannually, due 9/15/2004                     95,000             95,000
         Senior subordinated notes, interest at 7.80%
           payable semiannually                                    50,000             50,000

         Capitalized lease obligations                             23,309                 --
                                                                 --------           --------
                                                                  364,769            328,260

         Less current maturities                                  (64,109)           (60,000)

         Unamortized discount                                        (486)              (621)
                                                                 --------           --------
                                                                 $300,174           $267,639
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

4)       CAPITAL STOCK

         The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                                Weighted average       Number of
                                                Number of        exercise price         shares
                                                  shares            per share         exercisable
                                                ---------       -----------------     -----------
  Outstanding at December 31, 1999              3,737,565             $16.65            551,940
                                                                                        =======
      Granted                                     746,000              13.06
      Exercised                                   (28,550)             13.02
      Terminated                                 (134,950)             16.14
                                                ---------             ------
  Outstanding at September 30, 2000             4,320,065             $16.07            915,350
                                                =========             ======            =======

         The Company announced in February of 2000, a decision to discontinue a policy of paying dividends and an intent to use those funds to repurchase up to 500,000 shares of its common stock. These shares were repurchased during the first six months of 2000.

5)       EARNINGS PER SHARE

         A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below:

                                                                (in thousands, except per share data)
                                                       ------------------------------------------------------
                                                         Three Months Ended              Nine Months Ended
                                                            September 30                    September 30
                                                       ------------------------       -----------------------
                                                           2000        1999              2000        1999
                                                           ----        ----              ----        ----
Numerator (net earnings)                                  $ 9,123     $ 4,958           $25,190     $26,328

Denominator - Basic earnings per share
   Weighted average shares outstanding                     35,161      35,635            35,359      35,625
                                                          =======     =======           =======     =======
      Basic earnings per share                            $   .26     $   .14           $   .71     $   .74
                                                          =======     =======           =======     =======
Denominator - Diluted earnings per share
   Weighted average share outstanding                      35,161      35,635            35,359      35,625
   Effect of common stock options                             119          57               119         332
                                                          -------     -------           -------     -------
   Weighted average shares assuming dilution               35,280      35,692            35,478      35,957
                                                          =======     =======           =======     =======
      Diluted earnings per share                          $   .26     $   .14           $   .71     $   .73
                                                          =======     =======           =======     =======

         Options which were outstanding to purchase shares of common stock during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares were:

                                             Three Months Ended                       Nine Months Ended
                                                September 30                            September 30
                                         -------------------------               --------------------------
                                          2000                1999                2000                1999
                                          ----                ----                ----                ----
Number of shares under option           2,852,965           4,754,115           2,840,465            623,675

Range of exercise price               $14.19-$37.50       $15.00-$37.50       $14.25-$37.50       $18.75-$37.50

6)       COMPREHENSIVE INCOME

         Comprehensive income consists of net earnings and foreign currency translation adjustments. During the three and nine months ended September 30, 2000 and 1999, comprehensive income was equal to (in thousands):

                                                     Three Months Ended                Nine Months Ended
                                                        September 30                     September 30
                                                  ------------------------          ----------------------
                                                    2000            1999              2000           1999
                                                  ---------      ---------          ---------     ---------
                 Net earnings                      $9,123          $4,958            $25,190       $26,328
                 Foreign currency
                    translation (loss) gain           412             430               (616)          374
                                                  ---------      ---------          ---------     ---------
                 Comprehensive income              $9,535          $5,388            $24,574       $26,702
                                                  =========      =========          =========     =========

7)       INCOME TAXES

         The effective income tax rates were approximately 4% for the three months ended September 30, 2000 and 15% for the nine months ended September 30, 2000, compared with 36.5% for both comparable periods in 1999. The primary reasons for the decrease in the current year's effective income tax rates were two sale and lease back transactions and a change in the expected effective rate for the full year 2000 from 20% during the second quarter to 15% during the third quarter.

8)       BUSINESS SEGMENTS

         The Company had four reportable business segments during the first nine months of 2000. Segments included Truck (JBT), Intermodal (JBI), Dedicated Contract Services (DCS) and Logistics (JBL). JBT business includes full truck-load, dry-van freight which is typically transported utilizing company-owned or controlled revenue equipment. This freight is typically transported over roads and highways and does not move by rail. The JBI segment includes freight which is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. The JBT and JBI business segments were operated in combined fashion (formally reported as Van/Intermodal in prior periods) and limited identifiable comparative information is available for JBT and JBI prior to January 1, 2000. Accordingly, the Company has provided comparable segment information for the three and nine months ended September 30, 2000 based on the prior segmentation, which included JBT and JBI as the former segment, "Van/Intermodal."

         DCS segment business typically includes company-owned revenue equipment and employee drivers which are assigned to a specific customer, traffic lane or service. DCS operations usually include formal, written long-term agreements or contracts which govern services performed and applicable rates.

         The JBL business segment prior to July 1, 2000, included a wide range of comprehensive transportation and freight management services. Such services included experienced professional managers, information and optimization technology and the actual design or redesign of freight system solutions. JBL utilized JBT, JBI or DCS owned or controlled assets and employees, or third-party carriers, or a combination to meet customer service requirements. JBL services typically were provided in accordance with written long-term agreements. Effective July 1, 2000, the Company, along with five other motor carriers, contributed all of its non-asset based logistics business into a new joint venture, Transplace.com. This contribution included all of the Company's JBL segment business and all related intangible assets, plus $5.0 million of cash, in exchange for an approximate 27% initial membership interest in Transplace.com. As a result of this transaction, effective July 1, 2000, the Company did not report JBL segment revenue, expenses and operating income as components of its consolidated statements of earnings. Effective July 1, 2000, the Company began reporting its approximate 27% interest in Transplace.com utilizing the equity method of accounting. No gain or loss was recognized upon formation and contribution of JBL segment assets to Transplace.com. The Company's share of Transplace.com's results of operations and its share of Mexican joint venture operating results were reported on a one-line, non-operating item on the condensed consolidated statements of earnings for the three and nine months ended September 30, 2000 and 1999. A summary of certain segment information is presented below (in millions):

                                                           Assets
                                                    --------------------
                                                     As of September 30
                                                    --------------------
                                                      2000        1999
                                                    -------      -------
JBT                                                  $  816       $   --
JBI                                                     108           --
                                                    -------      -------
      Van/Intermodal                                    924          913
DCS                                                     128           88
JBL                                                      15           63
Other (includes corporate and
      intersegment eliminations)                         87          177
                                                    -------      -------
      Total                                          $1,154       $1,241
                                                    =======      =======

                                                           Revenues
                                      ----------------------------------------------
                                          Three Months               Nine Months
                                       Ended September 30         Ended September 30
                                      --------------------       -------------------
                                        2000        1999           2000       1999
                                      -------      -------       -------     -------
JBT                                     $209         $191         $  615      $  566
JBI                                      178          167            495         482
                                      -------      -------       -------     -------
      Van/Intermodal                     387          358          1,110       1,048
DCS                                      128           83            344         230
JBL                                        1          104            230         272
                                      -------      -------       -------     -------
      Subtotal                           516          545          1,684       1,550
Inter-segment eliminations                (7)         (21)           (58)        (58)
                                      -------      -------       -------     -------
      Total                             $509         $524         $1,626      $1,492
                                      =======      =======       =======     =======

                                                   Operating Income (Loss)
                                      ----------------------------------------------
                                          Three Months               Nine Months
                                       Ended September 30         Ended September 30
                                      --------------------       -------------------
                                        2000        1999           2000       1999
                                      -------      -------       -------     -------
JBT                                    $(2.0)       $  --         $(5.4)      $  --
JBI                                     10.4           --          27.5          --
                                      -------      -------       -------     -------
      Van/Intermodal                     8.4          6.8          22.1        38.5
DCS                                      8.0          4.5          21.7        15.7
JBL                                       .2          3.2           7.2         6.9
Other (includes corporate)               (.8)          .3          (5.3)        (.7)
                                      -------      -------       -------     -------
      Total                            $15.8        $14.8         $45.7       $60.4
                                      =======      =======       =======     =======

                                                          Net Depreciation Expense
                                          Three Months               Nine Months
                                       Ended September 30         Ended September 30
                                      --------------------       -------------------
                                        2000        1999           2000       1999
                                      -------      -------       -------     -------
JBT                                     $16.8        $  --         $49.6      $   --
JBI                                       5.9           --          17.7          --
                                      -------      -------       -------     -------
      Van/Intermodal                     22.7         29.3          67.3        86.6
DCS                                       9.6          6.8          26.3        19.6
JBL                                        --           .3            .5          .9
Other (includes corporate)                1.9          1.7           4.8         7.5
                                      -------      -------       -------     -------
      Total                             $34.2        $38.1         $98.9      $114.6
                                      =======      =======       =======     =======

9)       RECLASSIFICATIONS

         Certain amounts for 1999 have been reclassified to conform to the 2000 classifications.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of earnings for the three and nine months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                /s/ KPMG LLP
                                                -----------------------

Tulsa, Oklahoma
October 13, 2000

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

                              RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 2000 TO THIRD QUARTER 1999

SUMMARY

       Consolidated operating revenues for the third quarter of 2000 were $509 million, compared with $524 million during the third quarter of 1999. The lower revenue reflected the previously announced contribution of all the Company's JBL segment logistics business to the jointly owned logistics company, Transplace.com. Adjusted for this contributed logistics business, which was effective July 1, 2000, the revenue growth for the third quarter of 2000 was approximately 21%. While the Company's results of operations includes approximately 27% of Transplace.com's net results of operations, all JBL segment revenue will be excluded from the Company's financial statements subsequent to June 30, 2000.

       JBT segment revenue, which consists primarily of full truckload, dry-van freight, increased 9%, to $209 million, during the third quarter of 2000. Prior to January 1, 2000, the JBT and JBI units had been operated and reported together as the Van/Intermodal segment. Accordingly, the only identifiable comparative segment information for JBT and JBI prior to January 1, 2000, is revenue. The JBT tractor fleet totaled 5,770 at September 30, 2000. Revenue growth in this segment was reduced by the transfer of some revenue equipment to the DCS segment during the current quarter. Revenue per loaded mile in the JBT segment, exclusive of fuel surcharges, rose 3.3% in the current quarter, compared with the third quarter of 1999.

       JBI segment business, which includes primarily truckload freight transported by rail and some repositioning truck freight, grew 7% to $178 million, during the third quarter of 2000. The JBI tractor fleet totaled 846 at September 30, 2000. Intermodal revenue per loaded mile, exclusive of fuel surcharges, increased approximately .7% in the current quarter, compared with the third quarter of 1999

       DCS segment business primarily includes services with company-owned revenue equipment and employee drivers assigned to specific customers or traffic lanes. During the third quarter of 2000, DCS revenue grew 54%, to $128 million, from $83 million, in the comparable period of 1999. A portion of the DCS segment revenue growth was due to transfers of equipment and drivers from the JBT business segment. The DCS tractor fleet totaled 3,793 units at September 30, 2000. Margins in the DCS segment increased during the third quarter of 2000, partly due to the recovery of fuel costs through fuel surcharge revenues.

       As previously mentioned, all JBL segment business was contributed to Transplace.com effective July 1, 2000. The small amount of revenue and operating income reported in the JBL segment for the third quarter of 2000 was primarily due to differences between accruals and estimates versus final amounts, determined during the current quarter. During the third quarter of 2000, the Company recognized approximately $340,000 and $208,000 of equity in earnings of associated companies from Transplace.com and it's Mexican operations, respectively. Approximately $198,000 of equity in earnings was recognized during the third quarter of 1999 from Mexican operations.

                      Summary of Operating Segments Results

                       For Three Months Ended September 30
                              (dollars in millions)

                                               Gross Revenue                      Operating Income
                                    -------------------------------            ----------------------
                                     2000         1999     % Change              2000            1999
                                    -----        -----     --------            ------          ------
JBT                                  $209         $191         9 %              $(2.0)             --
JBI                                   178          167         6 %               10.4              --
                                    -----        -----      -----              ------          ------
        Van/Intermodal                387          358         8 %                8.4            $6.8
DCS                                   128           83        54 %                8.0             4.5
JBL                                     1          104         --                  .2             3.2
Other                                  --           --         --                 (.8)             .3
                                    -----        -----      -----              ------          ------
        Subtotal                      516          545        (5)%               15.8            14.8
Inter-segment eliminations             (7)         (21)       --                   --              --
                                    -----        -----      -----              ------          ------
        Total                        $509         $524        (3)%              $15.8           $14.8
                                    =====        =====      =====              ======          ======

       The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                                                                    Three Months Ended September 30
                                                           ----------------------------------------------
                                                               Percentage of            Percentage Change
                                                            Operating Revenues          Between Quarters
                                                           -------------------          -----------------
                                                             2000       1999              2000 VS. 1999
                                                           --------   --------          -----------------
Operating revenues                                          100.0%      100.0%                 (2.8)%
Operating expenses
     Salaries, wages and employee benefits                   37.5%       34.6%                  5.4 %
     Rents and purchased transportation                      27.7%       34.3%                (21.7)%
     Fuel and fuel taxes                                     12.0%        8.4%                 38.3 %
     Depreciation                                             6.7%        7.3%                (10.2)%
     Operating supplies and expenses                          7.0%        6.7%                  1.7 %
     Insurance and claims                                     1.9%        2.2%                (17.1)%
     Operating taxes and licenses                             1.6%        1.3%                 25.3 %
     General and administrative expenses                      1.2%        1.4%                (15.0)%
     Communication and utilities                              1.3%        1.0%                 25.3 %
                                                           --------------------             ---------
         Total operating expenses                            96.9%       97.2%                 (3.0)%
                                                           --------------------             ---------
         Operating income                                     3.1%        2.8%                  7.0 %
Interest expense                                              1.3%        1.3%                 (4.9)%
Equity in earnings of associated companies                    0.1%        0.0%                176.8 %
                                                           --------------------             ---------
         Earnings before income taxes                         1.9%        1.5%                 22.3 %
Income taxes                                                  0.1%         .5%                (84.9)%

         Net earnings                                         1.8%        1.0%                 84.0 %
                                                           --------------------             ---------

       Total operating expenses for the third quarter of 2000 decreased 3.0% from the comparable period of 1999. As previously discussed, operating revenues decreased 2.8% during the same period. These comparisons were impacted by the contribution of the JBL segment business to Transplace.com, effective July 1, 2000. The Company's operating ratio improved slightly to 96.9% during the third quarter of 2000, compared with 97.2% in 1999. Salaries, wages and employee benefits increased 5.4% during the current quarter and rose to 37.5% of revenue in 2000, from 34.6% in 1999. These increases were primarily due to increases in driver compensation and medical insurance costs. The increase as a percentage of revenue was partly a result of the contribution of the non-asset based JBL segment business to an associated company during the current quarter. The higher level of driver compensation in 2000 was due to changes in the mix of drivers and not a pay rate change. Rents and purchased transportation declined 21.7% and decreased as a percentage of revenue. This decrease was partly due to the contribution of the JBL segment business. This decline in purchased transportation expense was partly offset by increases in drayage and revenue equipment rents. Transactions to sell and leaseback or rent certain trailing equipment, which closed in the fourth quarter of 1999 and the third quarter of 2000, resulted in higher revenue equipment rent and lower depreciation expense. Fuel and fuel taxes expense rose 38.3% during the current quarter, driven by a 30% higher cost per gallon and slightly lower fuel miles per gallon. Fuel surcharges, which were initiated in late 1999, recovered the majority of the increased fuel cost relative to the third quarter of 1999.

       Depreciation expense declined 10.2% during the third quarter of 2000, primarily due to the sale and leaseback transaction which closed in late 1999. Insurance and claims expense declined 17.1%, primarily due to lower liability and accident costs. The 25.3% increase in operating taxes and license expense was due to the larger size of the tractor fleet and a higher state base plate cost per tractor in 2000. The 15.0% decrease in general and administrative costs was partly due to certain support service charges which were charged to Transplace.com and lower professional fees and bad debt expenses, partly offset by higher driver recruiting and increased computer rental expense. Communication and utility costs were up 25.3%, primarily due to expanded data and telecommunication networks and higher satellite communication expenses. Interest expense declined 4.9%, primarily due to reduced debt levels associated with the sale and leaseback transactions. The effective income tax rates were approximately 4% in the third quarter of 2000 and 36.5% in the comparable period of 1999. The primary reasons for the decrease in the current quarter's effective income tax rate were two sale and lease back transactions and a change in the expected effective rate for the full year 2000 from 20% during the second quarter to 15% during the third quarter.

       As a result of the above, net earnings for the third quarter of 2000 increased to $9.1 million, or diluted earnings per share of $.26, compared with $5.0 million, or $.14 per diluted share, in 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

SUMMARY

       Consolidated operating revenues for the nine months ended September 30, 2000 increased 9.0%, to $1.626 billion, from $1.492 billion in 1999. This increase in revenue was 15%, adjusted for the contributed JBL business. Revenue in the JBT segment increased approximately 9%, to $615 million in 2000, from $566 million in 1999. Revenue growth in this segment was reduced by the transfer of some revenue equipment to the DCS segment during the period. Revenue per loaded mile in the JBT segment, exclusive of fuel surcharges, rose 3.7% during the first nine months of 2000, compared with the same period in 1999.

       JBI segment business grew approximately 3%, to $495 million during the first nine months of 2000, from $482 million in the comparable period of 1999. Intermodal revenue per loaded mile during the first nine months of 2000, exclusive of fuel surcharges, were essentially flat when compared with the same period in 1999.

       DCS segment revenue grew approximately 50% during the first nine months of 2000, to $344 million, from $230 million in 1999. A portion of this segment revenue growth was due to transfers of equipment and drivers from the JBT business segment. Operating income was $21.7 million during the first nine months of 2000, compared with $15.7 million in 1999. This increase was due primarily to higher segment revenue.

       As previously mentioned, all JBL segment business was contributed to Transplace.com effective July 1, 2000. Substantially all of the $230 million of JBL revenue reported for the first nine months of 2000 was generated between January 1, 2000 and June 30, 2000. While the Company's results of operations includes approximately 27% of Transplace.com's net results of operations, all JBL revenue will be excluded from the Company's financial statements subsequent to June 30, 2000.

                                          Summary of Operating Segments Results

                                           For Nine Months Ended September 30
                                                  (dollars in millions)

                                            Gross Revenue                         Operating Income
                                   -------------------------------              --------------------
                                     2000        1999     % Change              2000           1999
                                   ------       ------    --------              -----          -----
JBT                                $  615       $  566         9 %              $(5.4)            --
JBI                                   495          482         3 %               27.5             --
                                   ------       ------       ----               -----          -----
        Van/Intermodal              1,110        1,048         6 %               22.1          $38.5
DCS                                   344          230        50 %               21.7           15.7
JBL                                   230          272       (15)%                7.2            6.9
Other                                  --           --         --                (5.3)           (.7)
                                   ------        -----       -----              -----          -----
        Subtotal                    1,684        1,550         9 %               45.7           60.4
Inter-segment eliminations            (58)         (58)        --                 --             --
                                   ------       ------       -----              -----          -----
        Total                      $1,626       $1,492         9 %              $45.7          $60.4
                                   ======       ======       =====              =====          =====

       The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                                                                     Nine Months Ended September 30
                                                            ----------------------------------------------
                                                                Percentage of            Percentage Change
                                                             Operating Revenues          Between Quarters
                                                            -------------------          -----------------
                                                             2000         1999             2000 VS. 1999
                                                             ----         ----             -------------
Operating revenues                                          100.0%       100.0%                 9.0 %
Operating expenses
     Salaries, wages and employee benefits                   35.1%        35.5%                 7.8 %
     Rents and purchased transportation                      33.5%        32.5%                12.2 %
     Fuel and fuel taxes                                     10.8%         8.1%                46.5 %
     Depreciation                                             6.1%         7.7%               (13.7)%
     Operating supplies and expenses                          6.0%         6.2%                 3.9 %
     Insurance and claims                                     1.8%         2.0%                (2.5)%
     Operating taxes and licenses                             1.5%         1.3%                20.4 %
     General and administrative expenses                      1.3%         1.5%                (3.8)%
     Communication and utilities                              1.1%         1.1%                14.3 %
                                                           --------------------             ---------
         Total operating expenses                            97.2%        95.9%                10.4 %
                                                           --------------------             ---------
         Operating income                                     2.8%         4.1%               (24.4)%
Interest expense                                              1.2%         1.5%               (10.3)%
Equity in earnings of associated companies                    0.2%         0.2%                21.7 %
                                                           --------------------             ---------
     Earnings before income taxes                             1.8%         2.8%               (28.5)%
Income taxes                                                  0.3%         1.0%               (70.6)%
                                                           --------------------             ---------
     Net earnings                                             1.5%         1.8%                (4.3)%
                                                           --------------------             ---------

       Total operating expenses for the nine month period ended September 30, 2000 increased 10.4% over the comparable period of 1999. As previously discussed, operating revenues increased 9.0% during this same period. These comparisons were impacted by the contribution of the JBL segment business to Transplace.com, effective July 1, 2000. The Company's operating ratio increased to 97.2% during the first nine months of 2000, compared with 95.9% in 1999. Salaries, wages and employee benefits increased 7.8% during the first nine months of 2000, but declined slightly as a percentage of revenue. The increase in the dollar amount of this expense category was partly due to increases in driver compensation and higher costs of medical insurance. The slight decline in percentage of revenue was primarily due to growth of the non-asset based JBL business during the first six months of 2000 and growth of the JBI business. The higher level of driver compensation in 2000 was due to changes in the mix of drivers and not a pay rate change. Rents and purchased transportation expense increased 12.2% and increased as a percentage of revenue. This increase was due primarily to the additional use of third-party dray carriers and higher revenue equipment rental expense. A transaction to sell and leaseback certain trailing equipment, which closed in late 1999, increased equipment rent and decreased depreciation expense. Fuel and fuel tax expense increased 46.5% and increased as a percentage of revenue, driven by a 39% higher cost per gallon and slightly lower fuel miles per gallon. Fuel surcharges, which were initiated in late 1999, recovered approximately 77% of higher fuel costs during the nine months ended September 30, 2000.

       Depreciation expense declined 13.7% and also declined as a percentage of revenue, primarily due to the sale and leaseback transactions previously discussed. Operating supplies and expenses and insurance and claims costs remained relatively consistent in proportion to revenue during 2000 and 1999. The 20.4% increase in operating taxes and licenses expense was due to the larger size of the tractor fleet and a higher state base plate cost per tractor in 2000. Communication and utility costs were up 14.3%, primarily due to expanded data and telecommunication networks and higher satellite communication expenses. Interest expense declined 10.3% in 2000, primarily due to reduced debt levels associated with the sale and leaseback transactions. The effective income tax rates were approximately 15% in 2000 and 36.5% in 1999. These were the effective rates expected for the full year 2000 and 1999, respectively. The primary reason for the decrease in the effective income tax rate was the sale and leaseback transaction, which closed in late 1999.

       As a result of the above, net earnings for the nine months ended September 30, 2000 were $25.2 million, or diluted earnings per share of $.71, compared with $26.3 million, or $.73 per diluted share, in 1999.


LIQUIDITY AND CAPITAL RESOURCES

       This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Balance Sheets.

       Net cash provided by operating activities was $96.7 million for the first nine months of 2000, compared with $134.4 million provided during the same period of 1999. This decrease in net cash provided was primarily due to funds used for prepaid expenses and trade accounts payable, partly offset by cash generated from accounts receivable, claims accruals and accrued payroll and other accrued expenses. In addition, net earnings, depreciation expense and the provision for noncurrent deferred income taxes all declined in 2000. As previously discussed, the lower depreciation expense was due to the sale and leaseback of certain trailing equipment. Net cash used in investing activities was $127.6 million in 2000, down from $139.0 million in 1999. Additions to property and equipment were up significantly during 2000. New tractor purchases totaled approximately 1,860 during the first nine months of 2000, compared with about 1,120 in 1999. This increase in capital spending for tractors was offset by reduced purchases of trailing equipment and the conversion of approximately $66 million of trailing equipment from owned to leased in September of 2000. The Company also commenced tractor leasing programs in July of 2000 and anticipates leasing a significant number of new tractor acquisitions during the remainder of year 2000 and in 2001. Financing activities generated $27.5 million during the first nine months of 2000, compared with a use of $1.8 million in 1999. Financing activities included net borrowings of $36.5 million, $7.6 million used to repurchase treasury stock and $1.8 million paid out in dividends. The Company announced in February of 2000, an intent to cease the payment of dividends and to utilize those funds to purchase additional treasury stock. The purchase of additional treasury stock was completed during the first six months of 2000.

SELECTED BALANCE SHEET DATA

                                                                      As of
                                      ---------------------------------------------------------------------
                                      September 30, 2000       December 31, 1999        September 30, 1999
                                      ------------------       -----------------        ------------------
     Working capital ratio                   1.17                    1.09                      1.11
     Current maturities of long-
         term debt (millions)               $  64                   $  60                     $  19
     Total debt (millions)                  $ 364                   $ 328                     $ 437
     Total debt to equity                     .87                     .82                      1.10
     Total debt as a percentage
          of total capital                    .47                     .45                       .52

       The Company's total debt levels increased approximately $36 million from December 31, 1999 to September 30, 2000. As of September 30, 2000, the Company had intentions to acquire or lease approximately $405 million of revenue and service equipment net of expected proceeds from sale or trade-in allowances. As previously discussed, the Company has been leasing significant portions of its tractor and trailing equipment since July of 2000. Funding for future acquisitions of revenue equipment is expected to come from cash generated from operations, existing borrowing facilities and rental or leasing arrangements.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

       In June 1998, the FASB issued Statement No. 133, as amended, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement requires the recognition of all derivatives in the statement of financial position as either assets or liabilities and their measurement at fair value. Statement No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has not completed its analysis of Statement No. 133, but does not expect adoption on January 1, 2001 to have a material effect on results of operations.

FORWARD-LOOKING STATEMENTS

       This Form 10-Q may contain statements that may constitute "forward-looking statements." Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Shareholders and prospective investors are cautioned that actual results and experience may differ materially from the forward-looking statements as a result of many factors, possibly including changes in general economic conditions, fuel prices, driver availability and other items as described in periodic Company filings with the SEC, including the annual report filed on Form 10-K for the year ended December 31, 1999.

YEAR 2000

       As of the date of this filing, the Company had not experienced any material Year 2000 problems or disruptions with internal systems, nor had any material problems or disruptions been experienced with customers or suppliers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's earnings are affected by changes in short-term interest rates as a result of its issuance of short-term commercial paper. The Company from time to time utilizes interest rate swaps to mitigate the effects of interest rate changes; none were outstanding at September 30, 2000. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on the Company's results of operations based on variable rate debt outstanding at September 30, 2000. At September 30, 2000, the fair value of the Company's fixed rate long-term obligations approximated carrying value.

       Although the Company conducts business in foreign countries, international operations are not material to the Company's consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three and nine months ended September 30, 2000. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign investment. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

                                     PART II
                                OTHER INFORMATION
ITEM 1.      LEGAL PROCEEDINGS
             None applicable.

ITEM 2.      CHANGES IN SECURITIES
             None applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             None applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None applicable.

ITEM 5.      OTHER INFORMATION
             On November 1, 2000, Moody's Investors Service announced that it had placed the Company's Baa2 Senior unsecured and Prime-2 short-term ratings under review for possible downgrade.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             (a)  Exhibits
                  27  Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       J.B. HUNT TRANSPORT SERVICES, INC.



DATE:  November 13, 2000               BY:  /s/ Kirk Thompson
     -------------------------            --------------------------------
                                       Kirk Thompson
                                       President and
                                       Chief Executive Officer




DATE:  November 13, 2000               BY:   /s/ Jerry W. Walton
     -------------------------            --------------------------------
                                       Jerry W. Walton
                                       Executive Vice President, Finance
                                       and Chief Financial Officer




DATE:  November 13, 2000               BY:   /s/ Donald G. Cope
     -------------------------            --------------------------------
                                       Donald G. Cope
                                       Vice President, Controller
                                       and Chief Accounting Officer