Form 10-K
period 2000-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2001-03-12
CIK 728535

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED              COMMISSION FILE NUMBER
              DECEMBER 31, 2000                         0-11757


                       J.B. HUNT TRANSPORT SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              ARKANSAS                                   71-0335111
       (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

     615 J.B. HUNT CORPORATE DRIVE                         72745
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

THE AGGREGATE MARKET VALUE OF 15,215,986 SHARES OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 2001 WAS $240,564,739 (BASED UPON $15.81 PER SHARE BEING THE CLOSING SALE PRICE ON THAT DATE, AS REPORTED BY NASDAQ). IN MAKING THIS CALCULATION, THE ISSUER HAS ASSUMED, WITHOUT ADMITTING FOR ANY PURPOSE, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT, AND NO OTHER PERSONS, ARE AFFILIATES.

 THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
              COMMON STOCK, AS OF FEBRUARY 28, 2001: 35,280,616.

                       DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE NOTICE AND PROXY STATEMENT FOR THE ANNUAL MEETING OF THE
                STOCKHOLDERS TO BE HELD APRIL 26, 2001 PART II.

PART I

ITEM 1.   BUSINESS

GENERAL
     J.B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries ("JBHT" or the "Company"), is a diversified transportation services company operating under the jurisdiction of the U.S. Department of Transportation (DOT) and various state regulatory agencies. JBHT is an Arkansas holding company incorporated on August 10, 1961. Through its subsidiaries and associated companies, JBHT provides a wide range of logistics and transportation services to a diverse group of customers. The Company directly manages or provides tailored, technology-driven solutions to a growing list of Fortune 500 companies. These customers may request specifically targeted transportation service or outsource their entire transportation function to JBHT, or an associated company. The Company also directly transports full-load containerizable freight throughout the continental United States and portions of Canada and Mexico. Transportation services may utilize JBHT equipment and employees, or may employ equipment and services provided by associated or unrelated third parties in the transportation industry. The Company currently operates four distinct operating segments: dry-van truck only ("JBT"), intermodal ("JBI"), dedicated contract services ("DCS") and logistics business segments. Effective July 1, 2000, the Company, along with five other large, publicly-held transportation companies, contributed its logistics business to a new, commonly owned company, Transplace.com, LLC.

JBT
     Primary transportation service offerings classified in this segment include full truck-load, dry-van, freight which is typically transported utilizing company-owned revenue equipment. Freight is picked up at the dock or specified location of the shipper and transported directly to the location of the consignee. The load may be transported entirely by company-owned and controlled power equipment or a portion of the movement may be handled by a third-party motor carrier. Typically, the charges for the entire movement are billed to the customer by the Company and the Company, in turn, pays the third-party for their portion of the transportation services provided. JBT operates utilizing certain Canadian authorities which were initially granted in 1988 and may transport freight to and from all points in the continental United States to Quebec, British Columbia and Ontario. The Company has authorization to operate directly in all the Canadian provinces, but to date has served limited points in Canada, primarily through interchange operations with Canadian motor carriers. The Company operated its JBT and JBI segments in combined fashion in periods prior to January 1, 2000. This combined operation was reported as Van/Intermodal ("Van") in prior periods. At December 31, 2000, the JBT segment operated approximately 5,850 tractors, 18,120 trailers and employed 8,462 people, 6,789 of which were drivers. JBT gross revenue was $834 million in 2000, an increase of 9% over 1999.

JBI
     Transportation service offerings of the JBI segment utilize agreements with various railroads to provide proven intermodal freight solutions to JBI customers in all major lanes of commerce in the United States, Canada, and Mexico. The Company differentiates itself from others through its premium service network, as well as, coordinated door to door service on company-owned and controlled assets. The Company established its first intermodal agreement with the Santa Fe Railway in 1989. Through growth of this transportation segment and additions, deletions, and mergers of rail carriers, the Company now has agreements with seven North American rail carriers: BNSF, Norfolk Southern, CSX, Kansas City Southern, Union Pacific, Canadian National, and Florida East Coast railroads. Typically, freight is picked up at the dock or specified location of the shipper and transported to the rail carrier for loading on to rail cars. Upon completion of the rail routing, the freight is picked up at the rail carrier's ramp and transported to the consignee. These originating and destination drays may be transported entirely by company-owned and controlled power equipment or may be handled by a third-party motor carrier. It is the Company's customary business practice that all charges for the entire movement are billed to the customer by the Company and the Company, in turn, pays the rail carrier and third-party motor carrier for their portion of the transportation services provided. In 1993, rail operations were expanded to utilize high-cube containers which can be separated from the chassis and double-stacked on rail cars to provide improved productivity. This concept is know as container-on-flatcar (COFC). The agreements the Company has with its rail carriers allow for the majority of JBI business carried under these rail agreements to receive priority space on trains and preferential loading and unloading at rail facilities. At December 31, 2000, the JBI segment operated approximately 910 tractors, 21,930 containers and employed 1,705 people, 1,410 of which were drivers. JBI gross revenue was $681 million in 2000, an increase of 5% over 1999.

DCS
     Since 1992, JBHT has offered dedicated contract carriage as a service option. DCS segment operations specialize in the design, development, and execution of supply chain solutions. Capitalizing on advanced systems and technologies, DCS offers engineered transportation solutions that support private fleet conversion, dedicated fleet creation, and transportation system augmentation. DCS operations typically provide customized services that are governed by long-term contracts and currently include dry van, flatbed, and temperature-controlled operations. Near 100% on-time service is standard with efficient routes executed to design specifications.

     DCS operations focus on driving out cost and enhancing customer value through leveraging the JBHT freight network for backhaul infusion. Network freight may be used to reposition equipment near outbound domiciles, thereby reducing inefficient empty miles and system cost. DCS also frequently finds synergy in shared resources with the JBT and JBI segments including terminals, maintenance shops, bulk fuel locations, and trailer pools providing further economies of scale. In the year 2000, DCS reported gross revenues of $479 million, a 49% increase over 1999 and a 50% compound annual growth rate since 1998. Increased utilization and productivity drove top-line revenue growth as the number of tractors increased 43% to 3,890 in 2000. Total DCS employees were 4,746 at December 31, 2000, 4,083 of which were drivers.

LOGISTICS
     The Company formally began offering logistics transportation services in 1992 through a wholly-owned subsidiary, J.B. Hunt Logistics (JBL). JBL services frequently included an arrangement whereby a shipper might outsource a substantial portion of its entire distribution and transportation process to one organization. The JBL segment business included a wide range of comprehensive transportation and management services including experienced professional managers, information and optimization technology, and the actual design or redesign of system solutions. A new JBL customer or service arrangement may have required a significant amount of up-front analysis and design time, while alternatives were considered and custom systems and software were developed. Effective July 1, 2000, the Company contributed substantially all of its JBL segment business, all related intangible assets and $5 million of cash to a newly-formed, commonly-owned company, Transplace.com, LLC ("TPC").

     TPC is an Internet-based global transportation logistics company. The initial members include the Company, along with five other large, publicly-held transportation companies: Covenant Transport, Inc.; M.S. Carriers, Inc.; Swift Transportation Co., Inc.; U.S. Xpress Enterprises, Inc., and Werner Enterprises, Inc. The Company presently has an approximate 27% membership interest in TPC and, accordingly, utilizes the equity method of accounting. The financial results of TPC since inception, are included on a one-line, non-operating item included on the Consolidated Statements of Earnings entitled "equity in earnings of associated companies." Equity in earnings from TPC totaled $440,000 in 2000.

ASSOCIATED COMPANY - MEXICO
     The Company has provided transportation services to and from Mexico since 1989. These services frequently involve equipment interchange operations with various Mexican motor carriers. A joint venture agreement with Transportacion Maritima Mexicana, one of the largest transportation companies in Mexico, was signed in 1992. The joint venture, Comercializadora Internacional de Carga, St. de CV and its subsidiaries, originate and complete northbound and southbound international truck movements between the U.S. and Mexico. The joint venture also provides Mexican domestic irregular route truck service, refrigerated freight services, Mexican dedicated contract business and short-haul drayage to and from the Mexican maritime ports and rail heads. The Company's share of its Mexican joint venture operating results are included on a one-line, non-operating item on the Consolidated Statements of Earnings entitled "equity in earnings of associated companies." Equity in earnings from the Company's Mexican joint venture totaled $4.3 million in 2000 and $3.1 million in 1999.

OTHER
     The Company announced a decision in late 1999, to separate the operation of the Van business into truck (JBT) and intermodal (JBI) segments. In late 2000, a decision was made to supplement Company owned tractors with independent contractors (I/C's). An I/C is a driver who personally owns one or more tractors and agrees to lease that equipment to the Company. These arrangements typically call for the I/C to transport freight offered by the Company utilizing a tractor owned by the I/C, in trailers owned or controlled by the Company. This new program was initiated by the JBT segment in December of 2000. At December 31, 2000, 16 I/C's were leasing tractors to the Company.

MARKETING AND OPERATIONS
     JBHT transports a wide range of products including automotive parts, department store merchandise, paper and wood products, food and beverages, plastics, chemicals and manufacturing materials and supplies. The Company's primary customers include many of the "Fortune 500" companies, but no single customer accounted for more than 12% of revenues during 2000. A broad geographic dispersion and a good balance in the type of freight transported allows JBHT some protection from major seasonal fluctuations. However, consistent with the truckload industry in general, freight is typically stronger during the second half of the year, with peak volume occurring in August through mid November. Revenue and earnings are also affected by bad weather, holidays, fuel prices and railroad service levels.

     The Company generally markets all of its service offerings through a nationwide marketing network. All transportation services offered are typically billed directly to the customer by JBHT and all inquiries, claims and other customer contacts are handled by the Company. Certain marketing, sales, engineering and design functions are assigned to each operating segment. However, marketing strategy, pricing and national account service coordination is managed at the corporate level.

PERSONNEL
     At December 31, 2000, JBHT employed approximately 15,980 people, including 12,280 drivers. Historically the truckload transportation industry and the Company have experienced shortages of qualified drivers. In addition, driver turnover rates for truckload motor carriers frequently exceed 100%. In September of 1996, JBHT announced a new compensation program for the approximate 3,500 over-the-road JBT drivers. This comprehensive package, which was effective in February of 1997, included an average 33% increase in wages for this group of employees. This program was designed to attract and retain a professional and experienced work force capable of delivering a high level of customer service. As anticipated, this increase in driver wages and benefits was partially offset by lower driver recruiting and training expense, reduced accident costs and better equipment utilization. The average driver turnover in the JBT segment business was approximately 66% during 2000. Drivers are typically compensated on a rate-per-mile basis, a rate-per-week basis or a combination of factors. JBHT also employed approximately 2,970 office personnel and 730 mechanics at December 31, 2000. No employees are represented by collective bargaining agreements and management believes that its relationship with its employees is excellent.

REVENUE EQUIPMENT
         At December 31, 2000, JBHT owned or leased approximately 10,650 tractors and operated 22,380 trailers and 21,930 containers. JBHT believes that modern, late-model, clean equipment differentiates quality customer service, increases equipment utilization and reduces maintenance costs and downtime. The Company generally operates with newer revenue equipment in the JBT segment, with the age of tractors and trailers approximating two years and four years, respectively, at December 31, 2000. Slightly older equipment and tractors designed for local and regional operations are typically utilized in the JBI segment. Specially designed high-cube containers which can be separated from the chassis and double-stacked on rail cars are also operated by JBI. The average age of JBI tractors and containers at December 31, 2000 was approximately three years and five years, respectively. The composition of the dedicated contract fleet varies with specific customer service requirements. All JBHT revenue equipment is maintained in accordance with a specific maintenance program primarily based on age and miles traveled.

COMPETITION
     JBHT is one of the largest publicly held truckload carriers in the United States. It competes primarily with other irregular route, truckload common carriers. Less-than-truckload common carriers and private carriers generally provide limited competition for truckload carriers. JBHT and its associated companies are one of a few carriers offering nationwide logistics management and dedicated revenue equipment services. Although a number of carriers may provide competition on a regional basis, only a limited number of companies represent competition in all markets. The extensive rail network developed in conjunction with the various railroads also allows the Company the opportunity to differentiate its services in the marketplace.

REGULATION
     The Company's operations as a for-hire carrier are subject to regulation by the U.S. Department of Transportation's Federal Motor Carrier Safety Administration (FMCSA) and by various Canadian provinces. Entry controlled barriers have largely been removed as a result of federal deregulation statutes such as the Interstate Commerce Commission Termination Act of 1995 (ICCTA). The FMCSA continues to enforce safety regulations and has proposed new rules which, if approved in their present form, would limit driver's hours of service. President Bush is considering implementation of provisions of the North America Free Trade Agreement (NAFTA), which may result in increased competition between U.S. and Mexican carriers for truckload services moving between these two countries. The Company believes it has responded effectively to the marketplace changes caused by increased domestic competition and that it can effectively respond to any foreseeable changes in FMCSA regulations or NAFTA implementation.


ITEM 2.   PROPERTIES

     The Company's corporate headquarters are in Lowell, Arkansas. A 150,000-square-foot building was constructed and occupied in September 1990. The Company also utilizes its former corporate building as general offices. In 1999, a new 20,000 square foot building was constructed and occupied near the corporate headquarters. A portion of this leased facility serves as a backup data center and provide disaster recovery support services. An additional 20,000 square foot building consisting of general office space for Corporate employees was completed and occupied in 2000. This building is located next door to the data center building and is a leased facility.

     Principal outside facilities consist primarily of general offices which support operational, safety and maintenance functions. In addition to the principal facilities listed below, the Company leases numerous small offices and trailer parking yards in various locations throughout the county to support customer trailing equipment pool commitments.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 2000 to a vote of security holders.


EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the executive officers of the Company is set forth below:


                                                                                                  Executive
Name                    Age     Position with Company                                           Officer Since
----                    ---     ---------------------                                           -------------

J.B. Hunt                74     Senior Chairman of the Board; Director                               1961
Wayne Garrison           48     Chairman of the Board; Director                                      1979
Johnelle Hunt            69     Secretary; Director                                                  1972
Kirk Thompson            47     President and Chief Executive Officer; Director                      1984
Paul R. Bergant          54     Executive Vice President, Marketing and Chief Marketing Officer      1985
Bob D. Ralston           54     Executive Vice President, Equipment and Properties                   1989
Jerry W. Walton          54     Executive Vice President, Finance and Administration
                                   and Chief Financial Officer                                       1991
Craig Harper             43     Executive Vice President, Operations
                                   and Chief Operations Officer                                      1997
Jun-Sheng Li (1)         42     President J.B. Hunt Logistics
                                   and Executive Vice President, Integrated Solutions                1998
John N. Roberts III (2)  36     President, Dedicated Contract Services,
                                   and Executive Vice President,  Enterprise Solutions               1997
Kay J. Palmer (3)        37     Chief Information Officer                                            1999



(1) Dr. Li joined the Company in 1994 as Senior Vice President of J.B. Hunt Logistics. In June of 1995, he was named President of J.B. Hunt Logistics and in June of 1998, he was appointed to the additional post of Executive Vice President, Integrated Solutions. In July, 2000, Dr. Li took the position of Chief Executive Officer, President and Chairman of the Board of Transplace.com, LLC, while also remaining an employee of JBHT until December 31, 2000.

(2) Mr. Roberts joined the Company in 1989 as a management trainee. In December of 1990, he became a Regional Marketing Manager. In February of 1996, he was named Vice President, Marketing Strategy and was appointed President, Dedicated Contract Services, in July of 1997. In June of 1998, he was appointed to the additional position of Executive Vice President of Enterprise Solutions.

(3) Ms. Palmer joined the Company in 1988 as a programming specialist. In June of 1989, she was named Director of Application Services. In June of 1995, she was named Vice President of Applications. She became Senior Vice President of Information Services in August of 1998 and named Chief Information Officer in June of 1999.

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


                                                             2000                             1999
                                                        ---------------                 --------------
         Period                                         High        Low                 High       Low
         ---------------------------------------------------------------------------------------------
         1st Quarter                                  $16.00     $10.50                $26.25     $18.00
         2nd Quarter                                   17.50      13.13                 23.25      14.19
         3rd Quarter                                   16.00      11.50                 16.75      11.88
         4th Quarter                                   17.25      10.50                 15.00      12.38


     On February 28, 2001, the high and low sales prices for the Company's common stock as reported by the NASDAQ were $16.00 and $14.50, respectively. As of February 28, 2001, the Company had 1,563 stockholders of record.

DIVIDEND POLICY
     On January 21, 2000, the Board of Directors declared a quarterly dividend of $.05 per share, paid on February 17, 2000 to shareholders of record on February 3, 2000. The Company declared and paid cash dividends of $.20 per share in 1999 and 1998. On February 16, 2000, the Board of Directors announced a decision to discontinue its policy of paying quarterly cash dividends. No dividends have been paid since February of 2000.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------
(Dollars in millions, except per share amounts)



Years Ended December 31                   2000      1999      1998      1997      1996      1995      1994      1993    1992    1991
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                    $2,160.4  $2,045.1  $1,841.6  $1,554.3  $1,486.7  $1,352.2  $1,207.6  $1,020.9  $912.0  $733.3

Operating income                          63.4      74.3     101.5      42.1      60.2      22.8      84.9      78.6    69.1    59.4

Earnings (loss) before
  cumulative effect of  changes
  in accounting methods                   36.1      31.9      46.8      11.4      22.1     (2.2)      40.4      38.2    36.9    29.5

Basic earnings (loss) per share
  before cumulative effect of
  changes in ccounting methods            1.02       .90      1.32       .31       .58     (.06)      1.05      1.00    1.03     .85

Cash dividends per share                   .05       .20       .20       .20       .20       .20       .20       .20     .20     .19

Total assets                           1,231.9   1,127.5   1,171.5   1,021.9   1,043.4   1,016.8     993.7     862.4   715.7   520.1

Long-term debt and lease obligations     300.4     267.6     417.0     322.8     332.6     339.9     299.2     303.5   216.3   156.9

Stockholders' equity                     428.0     401.4     375.7     338.0     357.3     356.9     377.9     344.0   308.6   215.8



Diluted earnings per share were $1.02, $.89, $1.28, $.31 and $.58, for the years 2000, 1999, 1998, 1997 and 1996, respectively.



Percentage of Operating Revenue

Years Ended December 31                   2000      1999      1998      1997      1996      1995      1994      1993    1992    1991
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                      100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%  100.0%  100.0%

Operating expenses:

  Salaries, wages and employee benefits   35.6      34.9      34.9      34.4      32.6      33.8      33.5      36.4    38.2    40.0

  Rents and purchased transportation      32.1      33.7      33.7      33.1      29.0      26.8      24.1      18.5    12.2     7.0

  Fuel and fuel taxes                     11.3       8.3       7.5       9.1      10.8      10.6      10.9      12.4    14.2    16.3

  Depreciation                             6.2       7.3       7.6       8.4       8.9      10.2      10.2      10.1    10.3    10.1

  Operating supplies and expenses          6.1       6.2       5.3       5.9       6.2       7.0       6.7       7.1     7.4     8.0

  Insurance and claims                     1.8       2.0       1.8       2.4       3.9       3.8       3.1       4.0     4.8     4.7

  Operating taxes and licenses             1.5       1.3       1.3       1.6       1.9       2.0       2.2       2.8     2.8     3.0

  General and administrative expenses      1.3       1.7       1.4       1.3       1.5       1.7       1.2         -     1.2     1.4

  Communication and utilities              1.2       1.0       1.0       1.1       1.2       1.1       1.1       1.0     1.3     1.4

  Special charges                            -         -         -         -         -       1.3         -         -       -       -
                                         -----     -----     -----     -----     -----     -----     -----     -----   -----   -----
           Total operating expenses       97.1      96.4      94.5      97.3      96.0      98.3      93.0      92.3    92.4    91.9
                                         -----     -----     -----     -----     -----     -----     -----     -----   -----   -----

Operating income                           2.9       3.6       5.5       2.7       4.0       1.7       7.0       7.7     7.6     8.1

Interest expense                         (1.1)     (1.4)     (1.6)     (1.6)     (1.6)     (1.8)     (1.6)     (1.4)   (1.2)   (1.5)

Equity in earnings of associated
  companies                                 .2        .2        .1        .1         -      (.1)         -         -       -       -
                                         -----     -----     -----     -----     -----     -----     -----     -----   -----   -----

Earnings before income taxes               2.0       2.4       4.0       1.2       2.4      (.2)       5.4       6.3     6.4     6.6

Income taxes                                .3        .8       1.5        .5        .9         -       2.1       2.6     2.3     2.6

Cumulative effect of changes in
  accounting methods                         -         -         -         -         -         -         -         -      .2    (.2)
                                         -----     -----     -----     -----     -----     -----     -----     -----   -----   -----
Net earnings (loss)                       1.7%      1.6%      2.5%       .7%      1.5%     (.2%)      3.3%      3.7%    4.3%    3.8%
                                         =====     =====     =====     =====     =====     =====     =====     =====   =====   =====


The following table sets forth certain operating data of the Company.

Years Ended December 31                   2000      1999      1998      1997      1996      1995      1994      1993    1992    1991
------------------------------------------------------------------------------------------------------------------------------------
Total loads                          2,696,658 2,769,834 2,243,856 1,802,006 1,605,546 1,361,251 1,187,815 1,081,013 960,031 796,929
Average number of tractors owned/
  leased in the fleet during the
  year                                  10,055     9,183     8,207     7,629     7,728     7,559     7,094     6,890   6,424   5,286
Tractors owned/leased (at year end)     10,650     9,460     8,906     7,508     7,750     7,706     7,412     6,775   7,004   5,843
Independent contractors (at year end)       16         -         -         -         -         -         -         -       -       -
Trailers/containers (at year end)       44,310    39,465    35,366    30,391    27,773    24,618    22,687    19,089  17,391  12,389
Tractor miles (in thousands)         1,000,127   986,288   922,560   790,018   810,450   772,199   740,626   718,767 733,700 638,926


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes appearing in this annual report.


SUMMARY OF 2000

     Financial and operating results for the year 2000 were impacted by a number of significant items. Consolidated operating revenues for 2000 increased 6% over 1999. Excluding the JBL operations, which were contributed to TPC as of July 1, 2000, revenue growth for the remaining segments was approximately 15%. The increase in fuel surcharge revenue associated with higher costs of fuel in the current year accounted for approximately 4% of revenue growth for these remaining segments. Prior to January 1, 2000, the JBT and JBI businesses had been operated and reported together as the Van business segment. Accordingly, 2000 was the first full year that certain JBT and JBI identifiable information was available.

     JBT segment revenue, which consists primarily of full truckload, dry-van freight, increased 9%, to $833.8 million in 2000, from $763.2 million, in 1999. Revenue per loaded mile, excluding fuel surcharges, increased 3.4% in 2000. The JBT company owned/leased tractor fleet totaled 5,850 at December 31, 2000. A new initiative to utilize independent contractors, who own their tractors was commenced in late 2000. In addition to its company owned tractors, the JBT segment had operating arrangements with 16 independent contractors at December 31, 2000. The JBT segment incurred an operating loss of $7.1 million in 2000. Since the JBT and JBI segments were operated in combined fashion during 1999, no comparative operating results were available. A portion of the year 2000 JBT operating loss was due to certain costs incurred to separate the JBT and JBI business units.

     The JBI segment business, which includes primarily truckload freight transported by rail and certain repositioning truck freight, grew 5%, to $681.1 million in 2000, from $651.6 million in 1999. Intermodal revenue per loaded mile in 2000, exclusive of fuel surcharges, was essentially flat compared with 1999. The JBI tractor fleet totaled 910 at December 31, 2000. The intermodal segment generated operating income of $36.7 million in 2000. A comparable amount for 1999 is not available.

     DCS segment business primarily includes services provided with company-owned revenue equipment and employee drivers assigned to specific customers or traffic lanes. During 2000, DCS segment revenue grew 49%, to $478.6 million, from $320.2 million in 1999. A portion of the DCS segment revenue growth was due to transfers of equipment and drivers from the JBT business segment. The DCS tractor fleet totaled 3,890 at December 31, 2000. DCS operating income was $28.4 million in 2000, compared with $24.1 million in 1999. The lower margin on the DCS segment business in 2000 was primarily due to a higher proportionate share of corporate support costs being assigned to the business.

     As previously mentioned, the JBL business was contributed to TPC effective July 1, 2000. JBL generated $230 million of revenue and $8.1 million of operating income between January 1, 2000 and June 30, 2000. The Company's share of TPC's results of operations were reported in a one-line, non-operating item on the consolidated statements of earnings and totaled $440,000 in 2000. No gain or loss was recognized upon formation and contribution of JBL segment assets to TPC.

RESULTS OF OPERATIONS

     2000 COMPARED WITH 1999

                                                                    Operating Segments
                                                               For Years Ended December 31
                                                                 (in millions of dollars)


                                               Gross Revenue                                Operating Income
                                --------------------------------------------            ----------------------
                                   2000             1999            % Change             2000            1999
                                   ----             ----            --------             ----            ----
JBT                               $833.8            $763.2              9%              $(7.1)              --
JBI                                681.1             651.6              5%               36.7               --
                                 -------           -------             ---               ----            -----
     Van                         1,514.9           1,414.8              7%               29.6            $44.4

DCS                                478.6             320.2             49%               28.4             24.1
Logistics                          230.0*            387.9            (41%)               8.1*            10.5
Other                                 --                --               --              (2.7)            (4.7)
                                 -------           -------             ---               ----            -----
     Subtotal                    2,223.5           2,122.9              5%               63.4             74.3
Inter-segment eliminations         (63.1)            (77.8)             --                 --               --
                                 -------           -------             ---               ----            -----
     Total                      $2,160.4          $2,045.1              6%              $63.4            $74.3
                                ========          ========             ===              =====            =====


*As of December 31, 2000, TPC qualifies as a reportable business segment for financial reporting purposes. However, the logistics segment information shown above excludes TPC from its inception in July 2000. TPC is accounted for on the equity method.


The following table sets forth items in the Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.


                                                            Percentage of                         Percentage
                                                          Operating Revenue                         Change
                                                       -----------------------                   -------------
                                                        2000             1999                    2000 vs. 1999
                                                       ------           ------                   -------------
Operating revenues                                     100.0%            100.0%                        5.6%
Operating expenses:
    Salaries, wages and employee benefits               35.6%             34.9%                        7.9%
    Rents and purchased transportation                  32.1              33.7                          .8
    Fuel and fuel taxes                                 11.3               8.3                        43.3
    Depreciation                                         6.2               7.3                        (9.8)
    Operating supplies and expenses                      6.1               6.2                         4.1
    Insurance and claims                                 1.8               2.0                        (3.9)
    Operating taxes and licenses                         1.5               1.3                        20.4
    General and administrative expenses                  1.3               1.7                       (17.8)
    Communication and utilities                          1.2               1.0                        15.1
                                                       ------           ------                      -------
       Total operating expenses                         97.1              96.4                         6.4
                                                       ------           ------                      -------
       Operating income                                  2.9               3.6                       (14.6)
Interest expense                                        (1.1)             (1.4)                       (9.2)
Equity in earnings of associated companies                .2                .2                        52.1
                                                       ------           ------                      -------
       Earnings before income taxes                      2.0               2.4                       (13.5)
Income taxes                                              .3                .8                       (62.9)
                                                       ------           ------                      -------
       Net earnings                                      1.7%             1.6%                        13.1%
                                                       ======           ======                      =======

OPERATING EXPENSES

     Total operating expenses in 2000 increased 6.4% over 1999, while total operating revenues increased 5.6%. Operating expenses expressed as a percentage of operating revenue (operating ratio) were 97.1% in 2000, compared with 96.4% in 1999. These comparisons were impacted by the contribution of the JBL segment business to TPC, effective July 1, 2000. Salaries, wages and employee benefits increased 7.9% during 2000 and rose to 35.6% of revenue in 2000, from 34.9% in 1999. These increases were primarily due to increases in driver compensation and higher costs of medical insurance. The higher level of driver compensation expense in 2000, was due to changes in the mix of drivers and not a pay rate change. Rents and purchased transportation expense increased .8% and declined slightly as a percentage of revenue, reflecting a substantial decrease in purchased transportation, due to the contribution of the JBL segment business, offset by an increase in rent expense for leased revenue equipment as discussed below. Fuel and fuel tax expense increased 43.3% and rose to 11.3% of revenue in 2000, from 8.3% in 1999. Fuel expense was driven by an approximate 35% higher cost per gallon and slightly lower fuel miles per gallon. Fuel surcharges, which were initiated in late 1999, recovered approximately 90% of higher fuel costs during 2000.

     Depreciation expense decreased 9.8% and also declined as a percentage of revenue, primarily due to transactions to sell and leaseback certain trailing equipment in 2000 and 1999. These transactions and a decision to rent, rather than buy, additional trailers decreased depreciation expense and increased rents and purchased transportation expenses in 2000. Operating supplies and expenses increased 4.1%, but remained approximately the same percentage of revenue in 2000 and 1999. The 20.4% increase in operating taxes and licenses expense was due to the larger size of the tractor fleet and a higher state base plate cost per tractor in 2000. Communication and utility costs were up 15.1%, primarily due to expanded data and telecommunications networks and higher satellite communication expenses.

     Interest expense declined 9.2% in 2000, primarily due to the reduction of average debt balances in 2000 versus 1999, resulting from the sale and leaseback transactions. The equity in earnings of associated companies amounts represent the Company's share of earnings from operations in Mexico and from TPC. Earnings recognized from Mexican operations in 2000 totaled $4.3 million, compared with $3.1 million in 1999. Earnings recognized from TPC were $440,000 in 2000. The effective income tax rates were approximately 15% in 2000 and 35% in 1999. The primary reason for the decrease in the year 2000 effective income tax rate was the benefit of the amortization of the gain on the sale and leaseback transaction, which closed in late 1999.

     As a result of the above, net earnings for 2000 were $36.1 million, or diluted earnings per share of $1.02, compared with $31.9 million in 1999, or $.89 per diluted share. The average number of shares outstanding remained substantially the same in 2000 and in 1999.

SUMMARY OF 1999

     The 1999 financial and operating results were impacted by a number of significant items during the year. Van (JBT and JBI combined) revenue growth was limited to 3%, partly due to rail service delays which occurred during the second and third quarters of 1999. JBT loads increased about 6%, while JBI load count declined approximately 3% during 1999. Tractor count in the Van segment was essentially flat for the year. JBT revenue per loaded mile, before fuel surcharges, was up approximately 1%, while JBI rates declined about 1%. Van revenue growth increased slightly during the fourth quarter of 1999 due to fuel surcharges which were initiated as fuel costs began to rise significantly. Operating income in the Van segment was reduced, in part, by higher revenue equipment maintenance and tire costs, and significant increases in the cost of fuel. In addition, an initiative to separate the JBT and JBI businesses resulted in higher third party dray expense during the latter part of 1999.

     DCS segment revenue grew 51% to $320.2 million in 1999 from $211.9 million in 1998. This increase in DCS revenue was driven by new customer contracts and projects and fleet additions to existing contracts. The higher level of DCS operating income during 1999 was primarily due to the growth of segment revenue. Margins in the DCS business declined slightly during 1999, partly due to higher fuel costs and higher driver wage expense. The 22% increase in JBL segment revenue during 1999 was consistent with the prior year. This growth reflected new logistics agreements with new customers and growth of business volumes with existing customers. The increase in 1999 JBL operating income was primarily related to higher revenue levels with some lower purchased transportation costs providing for slightly better margins on some business.

     The operating losses classified as "other" in 1999 and 1998 were primarily a result of corporate administrative expenses which were not allocated to the business segments.

RESULTS OF OPERATIONS

     1999 COMPARED WITH 1998


                                                                  Operating Segments
                                                              For Years Ended December 31
                                                                (in millions of dollars)


                                               Gross Revenue                              Operating Income
                                 -------------------------------------------            --------------------
                                   1999              1998           % Change            1999            1998
                                 -------           -------          --------            ----           -----
JBT                               $763.2            $733.6              4%                --              --
JBI                                651.6             644.8              1%                --              --
                                 -------           -------          --------            ----           -----
Van                              1,414.8           1,378.4              3%              44.4           $81.1

DCS                                320.2             211.9             51%              24.1            17.0
JBL                                387.9             317.3             22%              10.5             7.5
Other                                 --               8.0             --               (4.7)           (4.1)
                                 -------           -------          --------            ----           -----
     Subtotal                    2,122.9           1,915.6             11%              74.3           101.5
Inter-segment eliminations         (77.8)            (74.0)            --                 --              --
                                 -------           -------          --------            ----           -----
     Total                      $2,045.1          $1,841.6             11%             $74.3          $101.5
                                ========          ========          ========           =====          ======



The following table sets forth items in the Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

                                                            Percentage of                         Percentage
                                                          Operating Revenue                         Change
                                                       -----------------------                   -------------
                                                        1999             1998                    1999 vs. 1998
                                                       ------           ------                   -------------
Operating revenues                                     100.0%            100.0%                     11.0%
Operating expenses:
    Salaries, wages and employee benefits               34.9%             34.9%                     11.0%
    Rents and purchased transportation                  33.7              33.7                      11.2
    Fuel and fuel taxes                                  8.3               7.5                      23.2
    Depreciation                                         7.3               7.6                       6.1
    Operating supplies and expenses                      6.2               5.3                      29.2
    Insurance and claims                                 2.0               1.8                      24.1
    Operating taxes and licenses                         1.3               1.3                      12.9
    General and administrative expenses                  1.7               1.4                      33.1
    Communication and utilities                          1.0               1.0                      10.8
                                                       ------            ------                   -------
       Total operating expenses                         96.4              94.5                      13.3
                                                       ------            ------                   -------
       Operating income                                  3.6               5.5                     (26.8)
Interest expense                                        (1.4)             (1.6)                     (1.2)
Equity in earnings of associated companies                .2                .1                     108.6
                                                       ------            ------                   -------
       Earnings before income taxes                      2.4               4.0                     (34.0)
Income taxes                                              .8               1.5                     (37.6)
                                                       ------            ------                   -------
       Net earnings                                      1.6%              2.5%                    (31.9)%
                                                       ======            ======                   =======

OPERATING EXPENSES
     Total operating expenses in 1999 increased 13.3% over 1998, while total operating revenues increased 11.0%. Operating expenses expressed as a percentage of operating revenues (operating ratio) were 96.4% in 1999, compared with 94.5% in 1998. Salaries, wages and employee benefits increased 11.0% during 1999 and remained exactly the same percentage of operating revenue for 1999 and 1998. Rents and purchased transportation expense increased 11.2% and also maintained a consistent relationship with operating revenues. While fuel costs were below prior year levels during the first quarter of 1999, cost per gallon started to rise during March and April. During the third quarter of 1999, fuel prices averaged nearly $.20 per gallon higher than the comparable period in 1998 and the spread widened to nearly $.30 per gallon by November of 1999. For the year 1999, fuel and fuel taxes increased 23.2% and grew from 7.5% of operating revenue in 1998 to 8.3% in 1999.

     Depreciation expense increased 6.1% during 1999, but declined slightly as a percentage of operating revenues. The amount of depreciation expense on revenue equipment increased in relative proportion to the size of the fleet. Depreciation expense in 1999 was reduced, in part, by a sale and immediate leaseback of certain trailing equipment. This transaction closed during the fourth quarter of 1999. Operating supplies and expenses increased 29.2% during 1999 and rose as a percentage of operating revenues. This increase was primarily due to higher revenue equipment maintenance and tire expenditures during 1999.

     Insurance and claims expense, which had declined significantly from 1997 to 1998, increased 24.1% in 1999. While the frequency of vehicle collisions declined slightly during 1999, the severity, or cost per collision, rose significantly during 1999. Operating taxes and licenses increased 12.9% during 1999, partly due to the growth of the tractor fleet and increases in licensing fees charged by certain states. General and administrative expenses increased 33.1%, but remained nearly the same percentage of operating revenue for both years. A portion of this increased expense was for rental and maintenance of computer equipment. Communication and utilities increased 10.8%, reflecting expanded data and telecommunications networks and higher satellite communications costs. Interest expense declined slightly and the effective income tax rate declined to 35% in 1999 from 37% in 1998. These decreases were due, in part, to the sale and leaseback transaction described above. The overall impact of this sale and leaseback transaction increased 1999 earnings per share by approximately $.02.

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


LIQUIDITY AND CAPITAL RESOURCES
     The Company generates significant amounts of cash from operating activities. Net cash provided by operating activities was $125 million in 2000, $136 million in 1999 and $181 million in 1998. The decline in cash flow over the past two years partly reflects the Company's decision to acquire new revenue equipment through operating leases rather than purchase. Other factors impacting cash flow have been increases in prepaid lease and insurance costs in 2000; increases in accounts receivable in 1999 and 1998, a trend which was reversed in 2000, with the contribution of JBL to TPC and improvements in the receivable aging.

     Net cash used in investing activities was $100 million in 2000, $19 million in 1999 and $259 million in 1998. The primary use of funds for investing activities was the acquisition of new revenue equipment. The number of new tractors purchased totaled approximately 1,900 in 2000, 2,200 in 1999, 2,900 in 1998. The amount of investment spending to acquire trailing equipment varied significantly during the three year period ended December 31, 2000. The total number of trailing pieces of equipment purchased was approximately 3,600 in 2000, 2,200 in 1999 and 4,700 in 1998. Net cash used for investing activities in 2000 was reduced by the sale and leaseback of approximately $66 million of trailers in September of 2000. Net cash used for investing activities in 1999 was reduced by a sale and immediate leaseback of approximately $175 million of trailing equipment. The Company also elected to rent a significant number of trailers during 2000. As mentioned previously, a $5 million cash investment in TPC was also made in 2000.

     Net financing activities consumed approximately $32 million in 2000 and $113 million in 1999, but generated $83 million in 1998. Proceeds from the sale and leaseback of trailing equipment which approximated $66 million in 2000 and $175 million in 1999 were used to reduce commercial paper note balances and long-term debt. The Company sold $100 million of 7.00% senior notes in September of 1998, which mature in September of 2004. Financing activities also included the purchase of treasury stock, which totaled $7.6 million in 2000 and $5.8 million in 1998. Dividends of approximately $1.8 million were paid in 2000 and $7.1 million were paid in both 1999 and 1998. The Company announced in February of 2000, a decision to discontinue paying dividends. In January of 2001, Moody's Investors Service downgraded the ratings of the Company's senior unsecured debt to Baa3 from Baa2 and its commercial paper to Prime-3 from Prime-2.

     During 2000, the Company entered into various capital lease agreements to lease revenue equipment with a net book value of approximately $94 million.


SELECTED BALANCE SHEET DATA

As of December 31                                                           2000         1999         1998
----------------------------------------------------------------------------------------------------------
Working capital ratio                                                       1.06         1.09         1.09
Current maturities of long-term debt and lease obligations (millions)       $101          $60          $16
Total debt and capitalized lease obligations (millions)                     $401         $328         $433
Total debt to equity                                                         .94          .82         1.15
Total debt as a percentage of total capital                                  .48          .45          .54


     The Company is authorized to issue up to $150 million in notes under a commercial paper note program, of which $74 million was outstanding at December 31, 2000.

     From time to time the Board of Directors authorizes the repurchase of Company common stock. Purchases of Company stock were:

                                                           2000                1999              1998
                  --------------------------------------------------------------------------------------
                  Number of shares acquired               500,000                 --             225,000
                  Price range of shares           $10.94 - $16.13                 --     $17.50 - $28.00

     At December 31, 2000, the Company had committed to purchase approximately $90 million of revenue and service equipment net of expected proceeds from sale or trade-in allowances. Additional capital spending for new revenue equipment is anticipated during 2001, however, funding for such expenditures is expected to come from cash generated from operations and existing borrowing facilities. The Company had approximately $75.6 million of unused borrowing capacity under its committed revolving lines of credit.


YEAR 2000
---------

     The Company did not experience any material Year 2000 problems or disruptions with internal systems, and has not experienced any material problems or disruptions with customers or suppliers systems.

RECENT ACCOUNTING PRONOUNCEMENTS
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (1) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (2) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. SFAS 133 was amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138") in June 2000 that amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 138 also amended SFAS 133 for decisions made by the FASB relating to the Derivatives Implementation Group process. The Company has completed its analysis of Statement 133 and does not expect adoption as of January 1, 2001 to have a material effect on results of operations or financial position.


FORWARD-LOOKING STATEMENTS
     This report contains statements that may be considered as forward-looking or predictions concerning future operations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management's belief or interpretation of information currently available. Shareholders and prospective investors are cautioned that actual results and experience may differ materially from the forward-looking statements as a result of many factors. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations and availability of drivers. Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings. Financial and operating results of the Company may fluctuate as a result of these and other risk factors as detailed from time to time in Company filings with the Securities and Exchange Commission.



ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

       The Company's earnings are affected by changes in short-term interest rates as a result of its issuance of short-term commercial paper. The Company from time to time utilizes interest rate swaps to mitigate the effects of interest rate changes; none were outstanding at December 31, 2000. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on the Company's results of operations based on variable rate debt outstanding at December 31, 2000. At December 31, 2000, the fair value of the Company's fixed rate long-term obligations approximated carrying value.

       Although the Company conducts business in foreign countries, international operations are not material to the Company's consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the year ended December 31, 2000. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign investment. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------



                                                                                                               PAGE
-------------------------------------------------------------------------------------------------------------------
Independent Auditors' Report                                                                                     17

Consolidated Balance Sheets as of  December 31, 2000 and 1999                                                    18

Consolidated Statements of Earnings for years ended December 31, 2000, 1999, and 1998                            20

Consolidated Statements of Stockholders' Equity for years ended December 31, 2000, 1999, and 1998                21

Consolidated Statements of Cash Flows for years ended December 31, 2000, 1999, and 1998                          23

Notes to Consolidated Financial Statements                                                                       25


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
J. B. Hunt Transport Services, Inc.:


We have audited the accompanying consolidated balance sheets of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




Tulsa, Oklahoma
February 2, 2001

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                 (Dollars in thousands, except per share amounts)



                                              ASSETS                                       2000             1999
                                                                                      -------------    --------------
Current assets:
    Cash and cash equivalents                                                         $       5,370            12,606
    Trade accounts receivable                                                               225,797           238,573
    Inventories                                                                               7,233             7,825
    Prepaid licenses and permits                                                             17,224            17,380
    Other current assets                                                                     75,347            18,757
                                                                                      -------------    --------------

                Total current assets                                                        330,971           295,141
                                                                                      -------------    --------------

Property and equipment, at cost:
    Revenue and service equipment                                                         1,117,689         1,038,056
    Land                                                                                     19,987            20,949
    Structures and improvements                                                              76,159            76,517
    Furniture and office equipment                                                          120,622           103,872
                                                                                      -------------    --------------

                Total property and equipment                                              1,334,457         1,239,394

    Less accumulated depreciation                                                           489,282           453,509
                                                                                      -------------    --------------

                Net property and equipment                                                  845,175           785,885
                                                                                      -------------    --------------

Other assets (note 7)                                                                        55,775            46,438
                                                                                      -------------    --------------







                                                                                      $   1,231,921         1,127,464
                                                                                      =============    ==============







                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                 (Dollars in thousands, except per share amounts)


                       LIABILITIES AND STOCKHOLDERS' EQUITY                                2000             1999
                                                                                      --------------   --------------

Current liabilities:
    Current maturities of long-term debt (note 2)                                     $       84,400           60,000
    Current installments of obligations under capital leases (note 8)                         16,489                0
    Trade accounts payable                                                                   158,585          180,009
    Claims accruals                                                                           13,260              788
    Accrued payroll                                                                           29,148           19,462
    Other accrued expenses                                                                    10,390           10,371
    Deferred income taxes (note 4)                                                            13,002            4,185
                                                                                      --------------   --------------

                Total current liabilities                                                    325,274          274,815
                                                                                      --------------   --------------

Long-term debt, excluding current maturities (note 2)                                        222,694          267,639
Obligations under capital leases, excluding current installments (note 8)                     77,694                0
Claims accruals                                                                                4,974            7,368
Deferred income taxes (note 4)                                                               173,282          176,256
                                                                                      --------------   --------------

                Total liabilities                                                            803,918          726,078
                                                                                      --------------   --------------

Stockholders' equity (notes 2 and 3):
    Preferred stock, par value $100. Authorized 10,000,000
       shares; none outstanding                                                                    0                0
    Common stock, par value $.01 per share. Authorized
       100,000,000 shares; issued 39,009,858 shares                                              390              390
    Additional paid-in capital                                                               107,090          107,172
    Retained earnings                                                                        385,221          350,928
    Accumulated other comprehensive loss                                                      (6,502)          (5,324)
                                                                                      --------------   --------------

                                                                                             486,199          453,166

    Treasury stock, at cost (3,795,400 shares in 2000 and
       3,370,872 shares in 1999)                                                             (58,196)         (51,780)
                                                                                      --------------   --------------

                Total stockholders' equity                                                   428,003          401,386

Commitments and contingencies (notes 2, 3, 4, 5 and 8)
                                                                                      --------------   --------------

                                                                                      $    1,231,921        1,127,464
                                                                                      ==============   ==============


See accompanying notes to consolidated financial statements.

                        J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                   Years ended December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share amounts)

                                                                   2000             1999             1998
                                                               ------------     ------------     ------------
Operating revenues                                             $  2,160,447        2,045,073        1,841,628

Operating expenses:
    Salaries, wages and employee benefits (note 5)                  769,393          713,378          642,946
    Rents and purchased transportation                              694,756          689,561          619,902
    Fuel and fuel taxes                                             242,835          169,407          137,561
    Depreciation                                                    134,391          148,968          140,355
    Operating supplies and expenses                                 130,947          125,748           97,295
    Insurance and claims                                             38,982           40,555           32,674
    Operating taxes and licenses                                     32,641           27,118           24,029
    General and administrative expenses                              28,563           34,740           26,091
    Communication and utilities                                      24,528           21,309           19,237
                                                               ------------     ------------     ------------
             Total operating expenses                             2,097,036        1,970,784        1,740,090
                                                               ------------     ------------     ------------
             Operating income                                        63,411           74,289          101,538
Interest expense                                                    (25,747)         (28,346)         (28,700)
Equity in earnings of associated companies                            4,777            3,141            1,506
                                                               ------------     ------------     ------------
             Earnings before income taxes                            42,441           49,084           74,344
Income taxes (note 4)                                                 6,366           17,175           27,507
                                                               ------------     ------------     ------------
             Net earnings                                      $     36,075           31,909           46,837
                                                               ============     ============     ============
             Basic earnings per share                          $       1.02             0.90             1.32
                                                               ============     ============     ============

             Diluted earnings per share                        $       1.02             0.89             1.28
                                                               ============     ============     ============

See accompanying notes to consolidated financial statements.

                        J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share amounts)

                                                                 Common         Paid-in
                                                                 Stock          Capital
                                                               -----------     -----------
Balances at December 31, 1997                                          390         105,682
Tax benefit of stock options exercised                                  --             925
Sale of treasury stock to employees                                     --             382
Forfeiture of restricted stock                                          --              (4)
Repurchase of treasury stock                                            --              --
Cash dividends paid ($.20 per share)                                    --              --

Comprehensive income - net earnings                                     --              --
                                                               -----------     -----------

Balances at December 31, 1998                                          390         106,985

Sale of subsidiary stock                                                --             200
Tax benefit of stock options exercised                                  --              55
Sale of treasury stock to employees                                     --             (65)
Forfeiture of restricted stock to employees                             --              (3)
Cash dividends paid ($.20 per share)                                    --              --
Comprehensive income:
             Net earnings                                               --              --
             Foreign currency translation adjustments                   --              --
                                                               -----------     -----------
Total comprehensive income                                              --              --
                                                               ===========     ===========

Balances at December 31, 1999                                          390         107,172

Remeasurement of stock options                                          --             110
Tax benefit of stock options exercised                                  --              31
Sale of treasury stock to employees                                     --            (223)
Repurchase of treasury stock                                            --              --
Cash dividends paid ($0.05 per share)                                   --              --
Comprehensive income:
             Net earnings                                               --              --
             Foreign currency translation adjustments                   --              --
                                                               -----------     -----------

                Total comprehensive income                              --              --
                                                               -----------     -----------
Balances at December 31, 2000                                          390         107,090
                                                               ===========     ===========




                                  Accumulated                         Total
                                     Other                         Stockholders'
Comprehensive     Retained       Comprehensive      Treasury          Equity
   Income         Earnings            Loss            Stock       (Notes 2 and 3)
------------    -----------      -------------     -----------    ---------------
                    286,409            (5,621)         (48,896)         337,964
                         --                --               --              925
                         --                --            2,486            2,868
                         --                --              (18)             (22)
                         --                --           (5,814)          (5,814)
                     (7,101)               --               --           (7,101)

$     46,837         46,837                --               --           46,837
============    -----------       -----------      -----------      -----------

                    326,145            (5,621)         (52,242)         375,657

                         --                --               --              200
                         --                --               --               55
                         --                --              477              412
                         --                --              (15)             (18)
                     (7,126)               --               --           (7,126)

      31,909         31,909                --               --           31,909
         297             --               297               --              297
------------    -----------       -----------      -----------      -----------
$     32,206             --                --               --               --
============    ===========       ===========      ===========      ===========

                    350,928            (5,324)         (51,780)         401,386

          --             --                --               --              110
          --             --                --               --               31
          --             --                --            1,160              937
          --             --                --           (7,576)          (7,576)
          --         (1,782)               --               --           (1,782)

      36,075         36,075                --               --           36,075
      (1,178)            --            (1,178)              --           (1,178)
------------    -----------       -----------      -----------      -----------

$     34,897             --                --               --               --
============    -----------       -----------      -----------      -----------
                    385,221            (6,502)         (58,196)         428,003
                ===========       ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                        J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Years ended December 31, 2000, 1999 and 1998

                              (Dollars in thousands)

                                                                        2000          1999           1998
                                                                   ------------    -----------    -----------
Cash flows from operating activities:
    Net earnings                                                   $     36,075         31,909         46,837
    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Depreciation                                                  134,391        148,968        140,355
          (Gain) loss on sale of revenue equipment                          267            849         (4,051)
          Provision for deferred income taxes                             5,843         16,146         25,722
          Equity in earnings of associated companies                     (4,777)        (3,141)        (1,506)
          Tax benefit of stock options exercised                             31             55            925
          Remeasurement of options                                          110             --             --
          Forfeiture of restricted stock                                     --            (18)           (22)
          Amortization of discount, net                                      55            594           (144)
          Changes in operating assets and liabilities:
             Trade accounts receivable                                   12,776        (54,206)       (15,169)
             Other assets                                               (58,057)       (26,624)        (5,686)
             Trade accounts payable                                     (21,424)        32,042          9,458
             Claims accruals                                             10,078         (5,141)       (24,177)
             Accrued payroll and other accrued expenses                   9,705         (5,760)         8,820
                                                                   ------------    -----------    -----------
                    Net cash provided by operating
                         activities                                     125,073        135,673        181,362
                                                                   ------------    -----------    -----------

Cash flows from investing activities:
    Additions to property and equipment                                (225,672)      (224,795)      (306,128)
    Investment in associated company                                     (5,000)            --             --
    Proceeds from sale of equipment                                     126,350        214,493         41,231
    Decrease (increase) in other assets                                   4,404         (9,128)         5,858
                                                                   ------------    -----------    -----------
                    Net cash used in investing activities               (99,918)       (19,430)      (259,039)
                                                                   ------------    -----------    -----------

                        J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows, Continued

                   Years ended December 31, 2000, 1999 and 1998

                              (Dollars in thousands)

                                                                        2000          1999           1998
                                                                   ------------    -----------    -----------
Cash flows from financing activities:
    Net borrowings (repayments) of commercial
      paper borrowings                                             $     39,400        (96,350)        (1,150)
    Proceeds from long-term debt                                             --             --         99,400
    Repayments of long-term debt                                        (60,000)       (10,000)        (5,000)
    Principal payments under capital lease obligations                   (3,370)            --             --
    Proceeds from sale of subsidiary stock                                   --            200             --
    Proceeds from sale of treasury stock                                    937            412          2,868
    Repurchase of treasury stock                                         (7,576)            --         (5,814)
    Dividends paid                                                       (1,782)        (7,126)        (7,101)
                                                                   ------------    -----------    -----------
                    Net cash provided by (used in)
                         financing activities                           (32,391)      (112,864)        83,203
                                                                   ------------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                     (7,236)         3,379          5,526
Cash and cash equivalents at beginning of year                           12,606          9,227          3,701
                                                                   ------------    -----------    -----------
Cash and cash equivalents at end of year                           $      5,370         12,606          9,227
                                                                   ============    ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest                                                     $     26,138         28,944         26,387
                                                                   ============    ===========    ===========
      Income taxes                                                 $      3,654             95             11
                                                                   ============    ===========    ===========

    Non-cash activities:
      Capital lease obligations for revenue equipment              $     97,553             --             --
                                                                   ============    ===========    ===========

      Assets contributed to associated company                     $      2,927             --             --
                                                                   ============    ===========    ===========

See accompanying notes to consolidated financial statements.

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    Description of Business

              J. B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries ("Company"), is a diversified transportation services company operating under the jurisdiction of the U.S. Department of Transportation and various state regulatory agencies.

              The Company has four distinct operating segments: Truck; Intermodal; Logistics; and Dedicated Contract Services. See note 10.

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

       (e)    PROPERTY AND EQUIPMENT

              Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 5 to 10 years for revenue and service equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment.

              Property and equipment under capital leases are stated at the present value of minimum lease payments; and amortized over the straight-line method over the shorter of the lease term or estimated useful life of the asset.

       (f)    REVENUE RECOGNITION
              The Company recognizes revenue based on relative transit time in each reporting period with expenses recognized as incurred.


                                      25                             (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


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

        (h)   EARNINGS PER SHARE

              A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):



                                                                               YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------------------
                                                                      2000                1999               1998
                                                                ---------------     ---------------    ----------------
                Basic earnings per share:
                    Numerator (net earnings)                    $      36,075              31,909             46,837
                                                                ===============     ===============    ================

                    Denominator (weighted
                      average shares outstanding)                      35,313              35,628             35,582
                                                                ===============     ===============    ================

                    Earnings per share                          $        1.02                 .90               1.32
                                                                ===============     ===============    ================

                Diluted earnings per share:
                    Numerator (net earnings)                    $      36,075              31,909             46,837
                                                                ===============     ===============    ================

                    Denominator:
                      Weighted average shares
                         outstanding                                   35,313              35,628             35,582
                      Effect of common stock
                         options                                          104                 174              1,019
                                                                ---------------     ---------------    ----------------

                                                                       35,417              35,802             36,601
                                                                ===============     ===============    ================

                    Earnings per share                          $        1.02                 .89               1.28
                                                                ===============     ===============    ================


                                      26                             (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              Options to purchase shares of common stock that were outstanding during each year but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are shown in the table below.



                                                               2000                   1999                   1998
                                                        -------------------    -------------------    -------------------
               Number of shares under option                 5,394,000              4,318,000               162,000
               Range of exercise prices                  $ 14.00 - 37.50        $ 17.38 - 37.50        $ 26.00 - 37.50


       (i)    CREDIT RISK

              Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and the diverse range of industries which they represent. As of December 31, 2000 and 1999, the Company had no significant concentrations of credit risk.

       (j)    FOREIGN CURRENCY TRANSLATION

              Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year.

              Foreign currency translation adjustments, which reflect foreign currency exchange rate changes applicable to the net assets of the Mexican operations have been recorded as a separate item of accumulated other comprehensive loss in stockholders' equity for the years ended December 31, 1999 and 2000. For the year ended December 31, 1998, Mexico was considered a highly inflationary economy as defined by Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. Accordingly, the more stable currency of the reporting parent (the Company) was used, and the effect of exchange rates resulting in translation adjustments have been recorded as a component of net earnings for the year ended December 31, 1998. As of January 1, 1999, Mexico is no longer considered a highly inflationary economy.

       (k)    STOCK BASED COMPENSATION

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


                                      27                             (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       (l)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

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

       (m)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (n)    COMPREHENSIVE INCOME

              Comprehensive income consists of net earnings and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity.

       (o)    RECLASSIFICATIONS

              To conform to the 2000 presentation, certain accounts for 1999 and 1998 have been reclassified. The reclassifications had no effect on net earnings and stockholders' equity previously reported.

(2)    LONG-TERM DEBT

       Long-term debt consists of (in thousands):



                                                                           2000            1999
                                                                      -------------    -----------
     Commercial paper                                                 $   74,400           35,000
     Senior notes payable, due 11/17/00, interest at
        6.25% payable semiannually                                           -             25,000
     Senior notes payable, due 12/12/00,  interest at
        6.00% payable semiannually                                           -             25,000
     Senior notes payable, due 9/1/03, interest at
        6.25% payable semiannually                                        98,260           98,260
     Senior notes payable, due 9/15/04, interest at
        7.00% payable semiannually                                        95,000           95,000
     Senior subordinated notes, interest at 7.80%
        payable semiannually                                              40,000           50,000
                                                                      -------------    -----------

                                                                         307,660          328,260



                                      28                             (Continued)


                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     Less current maturities                                             (84,400)         (60,000)

     Unamortized discount                                                   (566)            (621)
                                                                      -------------    -----------

                                                                      $  222,694          267,639
                                                                      =============    ===========


       Under its commercial paper note program, the Company is authorized to issue up to $150 million in notes. These notes are supported by credit agreements, which aggregate $150 million, with a group of banks, which expires December 14, 2001. The effective rate on the commercial note program was 7.28% and 5.32% as of December 31, 2000 and 1999, respectively. The 7.80% senior subordinated notes are payable in five equal annual installments beginning October 30, 2000. Under the terms of the credit agreements, the Company had additional unused borrowing capacity of approximately $75.6 million at December 31, 2000.

       Under the terms of the credit agreements and the note agreements, the Company is required to maintain certain financial covenants including leverage tests, minimum tangible net worth levels and other financial ratios. The Company was in compliance with all of the financial covenants at December 31, 2000.

       Current maturities of long-term debt at December 31, 2000 consist of commercial paper due in 2001 and the second installment of the 7.80% senior subordinated notes. The aggregate annual maturities of long-term debt for each of the four years ending December 31 are as follows (in thousands): 2001, $84,400; 2002, $10,000; 2003, $108,260; and 2004,
       $105,000.

(3)    CAPITAL STOCK

       The Company maintains a Management Incentive Plan ("Plan") that provides various vehicles to compensate key employees with Company common stock or common stock equivalents. Under the original Plan, the Company was authorized to award, in aggregate, not more than 5,000,000 shares. During 1998 and again in 2000, the stockholders of the Company amended the Plan whereby the Company is now authorized to award, in aggregate, not more than 8,500,000 shares. At December 31, 2000 there were approximately 1,935,000 shares available for grant under the Plan. The Company has utilized three such vehicles to award stock or grant options to purchase the Company's common stock: restricted stock awards, restricted options and nonstatutory stock options.

       Restricted stock awards are granted to key employees subject to restrictions regarding transferability and assignment. Shares of Company common stock are issued to the key employees and held by the Company until each employee becomes vested in the award. Vesting of the awards generally occurs over a four-year period of time from the award date. Termination of the employee for any reason other than death, disability or certain cases of retirement causes the unvested portion of the award to be forfeited.


                                      29                             (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       The Plan provides that nonstatutory stock options may be granted to key employees for the purchase of Company common stock for 100% of the fair market value of the common stock at the grant date. The options generally vest over a ten-year period and are forfeited if the employee terminates for any reason. The Company amended certain vested options related to employees of its logistics segment, extending the exercise period after termination. This resulted in a remeasurement of these options and accordingly $110,000 was charged to compensation expense in 2000.

       Compensation expense (benefit) under the Plan for restricted stock awards is charged to earnings over the vesting period and amounted to approximately $0, ($5,400), and $20,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

       A summary of the restricted and nonstatutory options to purchase Company common stock follows:



                                                                                  WEIGHTED
                                                                                   AVERAGE             NUMBER
                                                              NUMBER           EXERCISE PRICE         OF SHARES
                                                             OF SHARES            PER SHARE          EXERCISABLE
                                                           --------------    ------------------    ----------------
             Outstanding at December 31, 1997                3,039,925       $     16.70               274,225
                 Granted                                       602,000             18.12
                 Exercised                                    (176,760)            16.66
                 Terminated                                   (115,275)            16.81
                                                           --------------

             Outstanding at December 31, 1998                3,349,890             16.98               323,390
                 Granted                                       471,000             14.03
                 Exercised                                     (26,375)            12.90
                 Terminated                                    (56,950)            16.09
                                                           --------------

             Outstanding at December 31, 1999                3,737,565             16.65               551,940
                 Granted                                       908,250             12.75
                 Exercised                                     (98,100)            13.06
                 Terminated                                   (237,950)            16.15
                                                           --------------

             Outstanding at December 31, 2000                4,309,765             15.94               831,812
                                                           ==============    ==================    ================


       During 1995, the Board of Directors established a nonqualified stock option plan to provide performance based compensation to the Chairman of the Board. The plan allows the Chairman the option to purchase up to 2.5 million shares of the Company's common stock at a price of $17.63 per share. These options vested after five years. Under the original plan the options must be exercised within one year of vesting and all unexercised options will terminate. During 2000, the stockholders of the Company amended the plan whereby the exercise period was extended to be within two years of vesting.


                                      30                             (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below.



                                                                      2000              1999             1998
                                                                   ------------     ------------     ------------
      Net earnings (in thousands)            As reported           $  36,075           31,909           46,837
                                             Pro forma                30,723           27,391           42,881
      Basic earnings per share               As reported               1.02             .90               1.32
                                             Pro forma                  .87             .77               1.21
      Diluted earnings per share             As reported               1.02             .89               1.28
                                             Pro forma                  .87             .76               1.17


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

       The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $9.07, $4.13 and $13.23, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield 0.0%, volatility of 52.4%, risk-free interest rate of 5.2%, and an expected life of 6.6 years; 1999 - expected dividend yield 1.2%, volatility of 51.6%, risk-free interest rate of 6.5%, and an expected life of 7.3 years; 1998 - expected dividend yield .9%, volatility of 65.5%, risk-free interest rate of 4.7%, and an expected life of 7.7 years.

       The following table summarizes information about stock options outstanding at December 31, 2000:



                                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                  --------------------------------------------------   -------------------------------
                                                       WEIGHTED         WEIGHTED                          WEIGHTED
                                                        AVERAGE          AVERAGE                           AVERAGE
                   RANGE                               REMAINING         EXERCISE                          EXERCISE
                OF EXERCISE          OPTIONS          CONTRACTUAL         PRICE           OPTIONS           PRICE
                   PRICES          OUTSTANDING      LIFE (IN YEARS)     PER SHARE       EXERCISABLE       PER SHARE
              ----------------    --------------    ---------------    -------------   --------------    -------------
              $ 10.63 - 11.37         114,750            7.7           $   10.67                250      $   10.88
                11.58 - 15.00       1,830,800            6.9               13.13            404,060          13.43
                15.01 - 18.75       4,309,040            2.6               17.36            209,340          16.46
                18.76 - 22.50         368,000            5.6               20.13            143,225          19.94
                22.51 - 26.25          99,675            5.3               23.64             53,525          23.21
                26.26 - 30.00         117,000            8.4               28.76             19,400          28.63
                30.01 - 37.50          10,000            8.5               37.50              2,000          37.50
              ----------------    --------------    ---------------    -------------   --------------    -------------

              $ 10.63 - 37.50       6,809,265            4.1           $   16.56            831,800      $   16.35
              ================    ==============    ===============    =============   ==============    =============




                                      31                             (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(4)    INCOME TAXES

       Total income tax expense for the years ended December 31, 2000, 1999 and 1998 was allocated as follows (in thousands):



                                                                          2000            1999           1998
                                                                      ------------    -----------    ------------
            Earnings before income taxes                              $      6,366      17,175          27,507
            Stockholders' equity, for tax benefit
            of stock options exercised                                          31          55             925
                                                                      ------------    -----------    ------------

                                                                      $      6,335      17,120          26,582
                                                                      ============    ===========    ============


       Refundable income taxes at December 31, 2000 and 1999 were $3,133,000 and $3,000,000, respectively. These amounts have been included in other current assets on the balance sheet.

       Income tax expense (benefit) attributable to earnings before income taxes consists of (in thousands):



                                                                          2000           1999           1998
                                                                       ----------     ----------     ----------
            Current expense:
                Federal                                                $     66            662          1,410
                State and local                                             457            367            375
                                                                       ----------     ----------     ----------

                                                                            523          1,029          1,785
                                                                       ----------     ----------     ----------

            Deferred expense (benefit):
                Federal                                                   8,032         18,233         21,354
                State and local                                          (2,189)        (2,087)         4,368
                                                                       ----------     ----------     ----------

                                                                          5,843         16,146         25,722
                                                                       ----------     ----------     ----------

                    Total tax expense                                  $  6,366         17,175         27,507
                                                                       ==========     ==========     ==========


       Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal tax rate of 35% for the following reasons (in thousands):



                                                                         2000            1999           1998
                                                                      -----------     ----------     ----------
            Income tax - statutory rate                               $  14,854         17,179         26,020
            State tax, net of Federal effect                             (1,125)          (869)         3,050
            Sale/leaseback benefit                                       (7,863)          (741)            -
            Other, net                                                      500          1,606         (1,563)
                                                                      -----------     ----------     ----------

                    Total tax expense                                 $   6,366         17,175         27,507
                                                                      ===========     ==========     ==========


                                      32                             (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):



                                                                                     2000                1999
                                                                                ---------------     ---------------
           Deferred tax assets:
              Claims accruals, principally due to accrual
                 for financial reporting purposes                               $     7,232                7,261
              Tax credit carryforwards                                                9,105                7,321
              Net operating loss carryforwards                                       37,830               43,395
              Accounts receivable, principally due to
                 allowance for doubtful accounts                                      3,227                3,999
              Other                                                                   5,101                4,176
                                                                                ---------------      --------------
                    Total gross deferred tax assets                                  62,495               66,152
                                                                                ---------------      --------------

           Deferred tax liabilities:
              Plant and equipment, principally due to
                 differences in depreciation and
                 capitalized interest                                               182,712              181,298
              Prepaid permits and insurance, principally
                 due to expensing for income tax purposes                            20,222               12,809
              Sale and leaseback transaction                                         36,144               44,007
              Other                                                                   9,701                8,479
                                                                                ---------------      --------------
                    Total gross deferred tax liabilities                            248,779              246,593
                                                                                ---------------      --------------

                    Net deferred tax liability                                  $   186,284              180,441
                                                                                ===============      ==============


       The Company believes its history of profitability and taxable income, the reversal of deferred tax liabilities, and its utilization of tax planning sufficiently supports the carrying amount of the deferred tax assets. Accordingly, the Company has not recorded a valuation allowance as all deferred tax benefits are more likely than not to be realized.

       At December 31, 2000, the Company had available net operating loss ("NOL") carryforwards of approximately $104,915,000 expiring from the year 2007 to 2017. Additionally, the Company had general business tax credit carryforwards of approximately $4,405,000 expiring from the year 2007 to 2009, and alternative minimum tax credit carryforwards with no expiration of approximately $4,700,000.


                                      33                             (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


 (5)   EMPLOYEE BENEFIT PLANS

       The Company maintains a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. The Company matches a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2000, 1999 and 1998, total Company contributions to the plan, including matching 401(k) contributions, were $6,553,000, $7,348,000 and $6,533,000, respectively.

(6)    FAIR VALUE OF SIGNIFICANT FINANCIAL INSTRUMENTS

       (a) CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, AND TRADE ACCOUNTS PAYABLE

              The carrying amount approximates fair value because of the short maturity of these instruments.

       (b)    LONG-TERM DEBT

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

              The estimated fair values of the Company's financial instruments are summarized as follows (in thousands):



                                                             AT DECEMBER 31, 2000               AT DECEMBER 31, 1999
                                                      ---------------------------------    -----------------------------
                                                         CARRYING          ESTIMATED          CARRYING        ESTIMATED
                                                          AMOUNT           FAIR VALUE          AMOUNT        FAIR VALUE
                                                      ---------------    --------------    -------------    ------------
            Cash and cash equivalents                 $     5,370             5,377            12,606          12,606
            Accounts receivable                           225,797           225,797           238,573         238,573
            Trade accounts payable                        150,585           150,585           180,009         180,009
            Long-term debt:
               Commercial paper                            74,400            74,400            35,000          35,000
               Fixed rate obligations                     233,260           234,352           293,260         287,754
                                                      ===============    ==============    =============    ============


                                      34                             (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(7)    RELATED PARTY TRANSACTIONS

       The Company advances premiums on life insurance policies on the lives of the Company's principal stockholder and his wife. All premiums paid by the Company, along with accrued interest thereon, are reimbursable from a trust which is the owner and beneficiary of the policy. The Company has a guarantee from the stockholder for the amount of premiums paid by the Company together with interest at the rate of 5% per annum until June of 2000. In July of 2000 the Board of Directors approved an adjustment to the interest rate to be the average borrowing rate of the Company for July 2000 which was 7.15%. The amounts reimbursable to the Company amount to approximately $8,002,000 and $7,044,000 at December 31, 2000 and 1999,
       respectively, and are included in other assets in the accompanying consolidated balance sheets. See also note 9 for disclosure of transactions with an associated company.

(8)    COMMITMENTS AND CONTINGENCIES

       During 1999, the Company entered into a sale and leaseback transaction for a portion of its container fleet. Containers having a net book value of approximately $175,000,000 were sold to third party leasing companies at approximate net book value. A gain on the transaction has been deferred and will be amortized to income in relation to rent expense recognized under the leases. The containers are being leased back under operating leases over terms of four to ten years. The Company also leases terminal facilities, shuttle yards and computer equipment under operating leases having various terms. Under the terms of certain lease agreements, the Company is required to maintain certain covenants including minimum credit ratings. The Company was in compliance with this requirement at December 31, 2000.

       During 2000 the Company entered into various capital lease agreements to lease revenue equipment. These capital leases are secured by revenue equipment with a net book value at December 31, 2000 of approximately $94,000,000 and contain certain guarantees of residual value at the end of the lease terms with fixed price purchase options.











                                      35                             (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                 AND SUBSIDAIRIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


       Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2000 are:

                                                                    CAPITAL       OPERATING
                                                                    LEASES          LEASES
                                                                 ------------    ------------
                       2001                                      $     20,239          65,142
                       2002                                            20,239          38,414
                       2003                                            58,761          22,336
                       2004                                             8,310          18,366
                       2005                                               -            17,228
                       Thereafter                                         -            17,949
                                                                 ------------    ------------

                       Total minimum lease payments                   107,549         179,435
                                                                                 ============

               Less amount representing interest (at rates
                  ranging from 8.0% to 8.5%)                           13,366
                                                                 ------------

                       Present value of net minimum
                          capital lease payments                       94,183

               Less current installments of obligations
                  under capital leases                                 16,489
                                                                 ------------

                       Obligations under capital leases
                          excluding current installments         $     77,694
                                                                 ============


       At December 31, 2000 gross property and equipment and accumulated amortization recorded under capital leases was $97,553,000 and $3,158,000, respectively.

       Total rent expense was $87,545,000 in 2000, $39,862,000 in 1999, and
       $28,692,000 in 1998, respectively.

       At December 31, 2000, the Company had committed to purchase approximately $90,000,000 of revenue and service equipment net of expected proceeds from sale or trade-in allowances.

       The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition or results of operations of the Company.


                                      36                            (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                 AND SUBSIDAIRIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


(9)    INVESTMENT IN AFFILIATED COMPANY

       In March 2000, the Company, along with five other motor carriers, announced the intent to contribute all of its non-asset based logistics business into a recently formed joint venture, Transplace.com (TPC). TPC is an internet-based global transportation logistics company. TPC commenced operations effective July 1, 2000. The Company contributed all of its logistics segment business and all related intangible assets, plus $5.0 million of cash, in exchange for an approximate 27% initial membership interest in TPC. The Company accounts for its approximate 27% interest in TPC utilizing the equity method of accounting. No gain or loss was recognized upon formation and contribution of logistics segment assets to TPC. The excess of the Company's share of TPC's net assets over its cost basis is being amortized over 20 years on a straight-line method. Equity in earnings of TPC was not significant in 2000.

       The Company provided various services to TPC under a shared service agreement, the terms of which expired on December 31, 2000. The services included the following: payroll and benefits; accounting; computer system maintenance; office facilities; and telecommunications. The fees from these services approximated $2,971,000 in 2000 and were recorded in the consolidated statement of earnings as reimbursements of salaries, wages and employee benefits and general and administrative expenses.

       At December 31, 2000, the Company had advanced to TPC in the form of a loan $5,600,000. This amount was repaid in full during January 2001.

       The Company earned revenues of $43,500,000 from TPC in providing transportation services in the last six months of 2000.

       At December 31, 2000, trade accounts receivable includes $1,148,000 due from TPC for freight and fees related to the shared service agreement.


                                      37                            (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                 AND SUBSIDAIRIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


(10)   SEGMENT INFORMATION

       The Company had four reportable business segments during 2000. Segments included Truck (JBT), Intermodal (JBI), Dedicated Contract Services (DCS) and Logistics. JBT business includes full truck-load, dry-van freight which is typically transported utilizing company-owned or controlled revenue equipment. This freight is typically transported over roads and highways and does not move by rail. The JBI segment includes freight which is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. The JBT and JBI business segments were operated in combined fashion (formally reported as Van/Intermodal in prior periods) and limited identifiable comparative information is available for JBT and JBI prior to January 1, 2000. Accordingly, the Company has provided comparable segment information for the year ended December 31, 2000 based on the prior segmentation, which included JBT and JBI as the former segment, "Van/Intermodal".

       DCS segment business typically includes company-owned revenue equipment and employee drivers which are assigned to a specific customer, traffic lane or service. DCS operations usually include formal, written long-term agreements or contracts which govern services performed and applicable rates.

       Prior to July 1, 2000, the Logistics business segment primarily consisted of J. B. Hunt Logistics (JBL) a wholly-owned subsidiary which provided a wide range of comprehensive transportation and freight management services. Such services included experienced professional managers, information and optimization technology and the actual design or redesign of freight system solutions. JBL utilized JBT, JBI or DCS owned or controlled assets and employees, or third-party carriers, or a combination to meet customer service requirements. JBL services typically were provided in accordance with written long-term agreements. As discussed in Note 9, the Company exchanged its ownership in JBL for an initial membership interest in TPC. Effective July 1, 2000, the Company began accounting for its ownership in TPC utilizing the equity method of accounting. As of December 31, 2000, TPC qualifies as a reportable business segment and, accordingly, the Logistics segment information shown below includes both JBL and TPC. Information for TPC included in the following tables is the entity's results of operations without regard to the Company's ownership interest which is then subtracted in reconciling to the consolidated statement of earnings.


                                      38                            (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                 AND SUBSIDAIRIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


       The Company's customers are geographically dispersed across the United States and includes many of the "Fortune 500" companies. One customer accounted for approximately 12% of consolidated operating revenues in 2000. No single customer exceeded 10% in 1999 and 1998. A summary of certain segment information is presented below (in millions):

                                                                                    ASSETS
                                                                   --------------------------------------
                                                                        2000         1999         1998
                                                                   ----------    ----------    ----------
               Truck                                               $      871            --            --
               Intermodal                                                 128            --            --
                                                                   ----------    ----------    ----------
                  Van/Intermodal                                          999           826           925
               Logistics                                                   33            73            43
               Dedicated Contract Services                                138            95            62
               Other (includes corporate and
                  intersegment eliminations)                               62           133           141
                                                                   ----------    ----------    ----------

                    Total                                          $    1,232         1,127         1,171
                                                                   ==========    ==========    ==========

                                                                                    REVENUES
                                                                   --------------------------------------
                                                                        2000         1999         1998
                                                                   ----------    ----------    ----------

               Truck                                               $      834           763           734
               Intermodal                                                 681           652           645
                                                                   ----------    ----------    ----------
                  Van/Intermodal                                        1,515         1,415         1,379
               Logistics                                                  727           388           317
               Dedicated Contract Services                                479           320           212
               Other                                                       --            --             8
                                                                   ----------    ----------    ----------

                    Total segment revenues                              2,721         2,123         1,916

               Inter-segment eliminations                                 (63)          (78)          (74)
               Less revenues of equity method investee                   (498)           --            --
                                                                   ----------    ----------    ----------

                    Consolidated statements of earnings amount     $    2,160         2,045         1,842
                                                                   ==========    ==========    ==========


                                      39                            (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                 AND SUBSIDAIRIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                                                                                OPERATING INCOME
                                                                   --------------------------------------
                                                                        2000         1999         1998
                                                                   ----------    ----------    ----------
               Truck                                               $       (7)           --            --
               Intermodal                                                  37            --            --
                                                                   ----------    ----------    ----------
                  Van/Intermodal                                           30            44            81
               Logistics                                                    9            11             8
               Dedicated Contract Services                                 28            24            17
               Other                                                       (3)           (5)           (4)
                                                                   ----------    ----------    ----------
                  Total segment operating income                           64            74           102

               Less operating income of equity method investee
                                                                           (1)           --            --
                                                                   ----------    ----------    ----------

                  Consolidated statements of earnings amount       $       63            74           102
                                                                   ==========    ==========    ==========


                                                                            DEPRECIATION EXPENSE
                                                                   --------------------------------------
                                                                        2000         1999         1998
                                                                   ----------    ----------    ----------

               Truck                                               $       65            --            --
               Intermodal                                                  23            --            --
                                                                   ----------    ----------    ----------
                  Van/Intermodal                                           88           113           109
               Logistics                                                   --             1             1
               Dedicated Contract Services                                 36            26            18
               Other                                                       10             9            12
                                                                   ----------    ----------    ----------

                    Total                                          $      134           149           140
                                                                   ==========    ==========    ==========


                                      40                            (Continued)

                       J. B. HUNT TRANSPORT SERVICES, INC.
                                 AND SUBSIDAIRIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


(11)   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Operating results by quarter for the years ended December 31, 2000 and 1999 are as follows (in thousands, except per share data):

                                                                          QUARTER
                                                    ------------------------------------------------------
                                                        FIRST        SECOND         THIRD         FOURTH
                                                    -----------    -----------   -----------   -----------
           2000:
              Operating revenues                    $   533,556      583,500       509,422       533,969
                                                    ===========    ===========   ===========   ===========

              Operating income                      $     9,554       20,347        15,817        17,694
                                                    ===========    ===========   ===========   ===========

              Net earnings                          $     5,013       11,054         9,123        10,885
                                                    ===========    ===========   ===========   ===========

              Basic earnings per share              $       .14          .31           .26           .31
                                                    ===========    ===========   ===========   ===========

              Diluted earnings per share            $       .14          .31           .26           .31
                                                    ===========    ===========   ===========   ===========

           1999:
              Operating revenues                    $   470,244      497,554       523,901       553,374
                                                    ===========    ===========   ===========   ===========

              Operating income                      $    24,174       24,240        14,975        14,041
                                                    ===========    ===========   ===========   ===========

              Net earnings                          $    10,585       10,785         4,958         5,581
                                                    ===========    ===========   ===========   ===========

              Basic earnings per share              $       .30          .30           .14           .16
                                                    ===========    ===========   ===========   ===========

              Diluted earnings per share            $       .29          .30           .14           .16
                                                    ===========    ===========   ===========   ===========


                                      41                             (Continued)

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 2000 involving a change of accountants or disagreements on accounting and financial disclosure.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

     The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2001 set forth under section entitled "Proposal One Election of Directors".

EXECUTIVE OFFICERS

     Information with respect to executive officers of the Company is set forth in Item 4 of this Report under the caption "Executive Officers of the Company".

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required for Items 11 and 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 26, 2001 set forth under sections entitled "Principal Stockholders of the Company," "Report of the Compensation Committee," "2001 Performance-based Compensation," and "Compensation Committee Interlocks and Insider Participation."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required for Item 13 is hereby incorporated by reference from Note (7) Related Party Transactions AND NOTE (9) INVESTMENT IN AFFILIATED COMPANY of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 26, 2001 set forth under the section entitled "Compensation Committee Interlocks and Insider Participation."

PART IV

ITEM 14.   EXHIBITS

    The following documents are filed as part of this report:

    (a)  Exhibits
    The response to this portion of Item 14 is submitted as a separate section of this report ("Exhibit Index").

SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lowell, Arkansas, on March 9, 2001.

                        J.B. HUNT TRANSPORT SERVICES, INC.
                                     (Registrant)

                   By: /s/ Kirk Thompson
                      ----------------------------------------------------------
                           Kirk Thompson
                           President and Chief Executive Officer

                  By: /s/ Jerry W. Walton
                      ----------------------------------------------------------
                          Jerry W. Walton
                          Executive Vice President, Finance and Administration, Chief Financial Officer

                  By: /s/ Donald G. Cope
                      ----------------------------------------------------------
                          Donald G. Cope
                          Senior Vice President, Controller,
                          Chief Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John A. Cooper, Jr.          Member of the Board               March 9, 2001
------------------------------   of Directors
    John A. Cooper, Jr.


/s/ Wayne Garrison               Member of the Board               March 9, 2001
------------------------------   of Directors (Chairman)
    Wayne Garrison


/s/ Gene George                  Member of the Board               March 9, 2001
------------------------------   of Directors
    Gene George

/s/ Thomas L. Hardeman           Member of the Board               March 9, 2001
------------------------------   of Directors
    Thomas L. Hardeman

/s/ J. Bryan Hunt, Jr.           Member of the Board               March 9, 2001
------------------------------   of Directors (Vice Chairman)
    J. Bryan Hunt, Jr.


/s/ J.B. Hunt                    Member of the Board               March 9, 2001
------------------------------   of Directors (Senior Chairman)
    J.B. Hunt


/s/ Johnelle Hunt                Member of the Board               March 9, 2001
------------------------------   of Directors (Corporate
    Johnelle Hunt                Secretary)


/s/ Kirk Thompson                Member of the Board               March 9, 2001
------------------------------   of Directors (President and
    Kirk Thompson                Chief Executive Officer)


/s/ John A. White                Member of the Board               March 9, 2001
------------------------------   of Directors
    John A. White


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