Form 10-Q
period 2001-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2001-05-15
CIK 728535

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(MARK ONE)

_X_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2001

                                       OR

___           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

         THE NUMBER OF SHARES OF THE COMPANY'S $.01 PAR VALUE COMMON STOCK OUTSTANDING ON MARCH 31, 2001 WAS 35,286,216.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       The interim condensed consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

        The interim condensed consolidated financial statements have been reviewed by KPMG LLP, independent public accountants.

        These interim condensed consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 2000.

                                      INDEX

Condensed Consolidated Statements of Earnings for the Three
       Months Ended March 31, 2001 and 2000............................. Page 3

Condensed Consolidated Balance Sheets as of
       March 31, 2001 and December 31, 2000............................. Page 4

Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 2001 and 2000....................... Page 5

Notes to Condensed Consolidated Financial Statements
       as of March 31, 2001..............................................Page 6

Review Report of KPMG LLP................................................Page 11

ITEM 2.
Management's Discussion and Analysis of Results of Operations
        and Financial Condition..........................................Page 12

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk..............Page 15

                       J.B. HUNT TRANSPORT SERVICES, INC.

                  Condensed Consolidated Statements of Earnings
                      (in thousands, except per share data)
                                   (unaudited)

----------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
----------------------------------------------------------------------------------------------------
                                                                       2001                2000
----------------------------------------------------------------------------------------------------
Operating revenues                                               $       495,419     $      533,556

Operating expenses
     Salaries, wages and employee benefits                               196,685            185,885
     Rents and purchased transportation                                  131,789            188,732
     Fuel and fuel taxes                                                  62,279             56,706
     Depreciation and amortization                                        35,513             32,012
     Operating supplies and expenses                                      34,262             29,847
     Insurance and claims                                                 12,218              9,534
     Operating taxes and licenses                                          8,072              7,665
     General and administrative expenses, net of gains                      (372)             7,933
     Communication and utilities                                           6,606              5,688
----------------------------------------------------------------------------------------------------
          Total operating expenses                                       487,052            524,002
----------------------------------------------------------------------------------------------------
          Operating income                                                 8,367              9,554
Interest expense                                                          (6,264)            (5,963)
Equity in earnings of associated companies                                   166              2,675
----------------------------------------------------------------------------------------------------
          Earnings before income taxes                                     2,269              6,266
Income taxes                                                                 624              1,253
----------------------------------------------------------------------------------------------------
          Net earnings                                           $         1,645     $        5,013
====================================================================================================

Average basic shares outstanding                                          35,273             35,604
====================================================================================================

          Basic earnings per share                               $          0.05     $         0.14
====================================================================================================

Average diluted shares outstanding                                        35,792             35,622
====================================================================================================

          Diluted earnings per share                             $          0.05     $         0.14
====================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                               MARCH 31, 2001               DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                             $            19,224             $           5,370
      Accounts receivable                                                               216,715                       225,797
      Prepaid expenses and other                                                         85,859                        99,804
------------------------------------------------------------------------------------------------------------------------------
            Total current assets                                                        321,798                       330,971
------------------------------------------------------------------------------------------------------------------------------
Property and equipment                                                                1,251,264                     1,334,457
      Less accumulated depreciation                                                     435,010                       489,282
------------------------------------------------------------------------------------------------------------------------------
            Net property and equipment                                                  816,254                       845,175
------------------------------------------------------------------------------------------------------------------------------
Other assets                                                                             71,793                        55,775
------------------------------------------------------------------------------------------------------------------------------
                                                                            $         1,209,845             $       1,231,921
==============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                                  $            62,000             $          84,400
      Current installments of obligations under capital leases                           20,756                        16,489
      Trade accounts payable                                                            135,906                       158,585
      Claims accruals                                                                    15,030                        13,260
      Accrued payroll                                                                    29,629                        29,148
      Other accrued expenses                                                              6,642                        10,390
      Deferred income taxes                                                              13,002                        13,002
------------------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                   282,965                       325,274
------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                          222,855                       222,694
Obligations under capital leases, excluding current installments                         95,340                        77,694
Claims accruals                                                                           5,138                         4,974
Deferred income taxes                                                                   173,301                       173,282
Stockholders' equity                                                                    430,246                       428,003
------------------------------------------------------------------------------------------------------------------------------
                                                                            $         1,209,845             $       1,231,921
==============================================================================================================================


     See accompanying notes to condensed consolidated financial statements.

                        J.B. Hunt Transport Services, Inc.

                   Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                THREE MONTHS ENDED MARCH 31
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                2001                    2000
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                              $              1,645      $            5,013
      Adjustments to reconcile net earnings to
         net cash provided by (used in) operating activities:
            Depreciation and amortization                                                     35,513                  32,012
            Gain on sale of revenue equipment                                                 (5,337)                   (665)
            Provision for noncurrent deferred income taxes                                        20                     633
            Tax benefit (expense) of stock options exercised                                      80                      (1)
            Amortization of discount, net                                                        160                     (11)
            Changes in operating assets and liabilities:
               Trade accounts receivable                                                       9,081                      33
               Other assets                                                                   10,248                 (40,616)
               Trade accounts payable                                                        (22,678)                (11,085)
               Claims accruals                                                                 1,769                     309
               Accrued payroll and other accrued expenses                                     (3,102)                  6,326
-----------------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) operating activities                        27,399                  (8,052)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Additions to property and equipment                                                    (13,411)                (89,733)
      Proceeds from sale of equipment                                                         38,583                  23,106
      Decrease (increase) in other assets                                                    (12,792)                  2,061
-----------------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) investing activities                        12,380                 (64,566)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net borrowings (repayments) under commercial paper program
            and revolving credit agreements                                                  (22,400)                 68,800
      Principal payments under capital lease obligations                                      (4,513)                     --
      Repurchase of treasury stock                                                                --                  (3,126)
      Proceeds from sale of treasury stock                                                       988                       8
      Dividends paid                                                                              --                  (1,782)
-----------------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) financing activities                       (25,925)                 63,900
-----------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                       13,854                  (8,718)
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                               5,370                  12,606
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $             19,224      $            3,888
=============================================================================================================================
Supplemental disclosure of cash flow information:
      Cash paid during the period for:
            Interest                                                            $              8,371      $            7,450
            Income taxes                                                                         186                      50
      Non-cash activities:
            Capital lease obligations for revenue equipment                     $             26,426      $               --
=============================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                       J.B. HUNT TRANSPORT SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1) The interim condensed consolidated financial statements at March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results. The unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements. Accordingly, they should be read in conjunction with the financial statements and notes thereto appearing in the annual report on Form 10-K of the Company for the year ended December 31, 2000.

2) The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of those to be expected for the calendar year ending December 31, 2001.

3)     LONG-TERM DEBT
       Long-term debt consists of (in thousands):

                                                                          3/31/2001          12/31/2000
                                                                          ---------          ----------
                    Senior revolving credit                                 $52,000               --

                    Commercial paper                                         --                 $74,400

                    Senior notes payable, interest at 6.25%
                         payable semiannually, due 9/1/2003                  98,260              98,260

                    Senior notes payable, interest at 7.00%
                         payable semiannually, due 9/15/2004                 95,000              95,000

                    Senior subordinated notes, interest at 7.80%
                         payable semiannually                                40,000              40,000
                                                                           --------            --------
                                                                            285,260             307,660

                    Less current maturities                                 (62,000)            (84,400)

                    Unamortized discount                                       (405)               (566)
                                                                           --------            --------
                                                                           $222,855            $222,694
                                                                           ========            ========


       The Company is authorized to borrow up to $150 million under its current revolving lines of credit. These loans are supported by a credit agreement with a number of banks, which expires December 14, 2001.

4)     CAPITAL STOCK
       The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock. A summary of the restricted and non-statutory options to purchase Company common stock follows:

                                                                        Weighted average      Number of
                                                     Number of           exercise price        shares
                                                       Shares              Per Share         Exercisable
                                                       -------             ----------        -----------
 Outstanding at December 31, 2000                    4,309,765              $15.94              831,812
                                                                                               ========

          Granted                                       31,000               16.98
          Exercised                                    (70,754)              13.70
          Terminated                                  (409,000)              17.52
                                                    ----------              ------
 Outstanding at March 31, 2001                       3,861,011              $15.82              739,208
                                                    ==========              ======             ========

       The Company announced in February of 2000, a decision to discontinue paying dividends and an intent to use those funds to repurchase up to 500,000 shares of its common stock. These shares were repurchased during the first six months of 2000.

5)     EARNINGS PER SHARE
       A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below:

                                                                       Three Months Ended March 31
                                                                  (in thousands, except per share data)
                                                                  -------------------------------------
                                                                        2001                    2000
                                                                        ----                    ----

Numerator (net earnings)                                                $1,645                   $5,013

Denominator - Basic earnings per share
   Weighted average shares outstanding                                  35,273                   35,604
                                                                        ======                   ======
      Basic earnings per share                                          $  .05                   $  .14
                                                                        ======                   ======

Denominator - Diluted earnings per share
   Weighted average share outstanding                                   35,273                   35,604
   Effect of common stock options                                          519                       18
                                                                        ------                   ------
   Weighted average shares assuming dilution                            35,792                   35,622
                                                                        ======                   ======
      Diluted earnings per share                                        $  .05                   $  .14
                                                                        ======                   ======

       Options which were outstanding to purchase shares of common stock during the first quarter of 2001 and 2000, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares were:

                                                                    Three Months Ended March 31
                                                                    ---------------------------
                                                                    2001                    2000
                                                                    ----                    ----
Number of shares under option                                     4,040,275              5,963,740
Range of exercise price                                         $17.50-$37.50          $12.88-$37.50

6)     COMPREHENSIVE INCOME

       Comprehensive income consists of net earnings and foreign currency translation adjustments. During the three months ended March 31, 2001 and 2000, comprehensive income was equal to: (in thousands):

                                                         Three Months Ended March 31
                                                         ---------------------------
                                                          2001                2000
                                                         ------             -------
                Net earnings                            $1,645              $5,013
                Foreign currency
                   translation gain (loss)                (470)                863
                                                       -------             -------
                Comprehensive income                    $1,175              $5,876
                                                        ======              ======

7)     INCOME TAXES
       The effective income tax rates for the three months ended March 31, 2001 and 2000 were based on estimated annual combined effective rates of 27.5% and 20%, respectively.

8)     BUSINESS SEGMENTS        The Company had three reportable business
segments during the first quarter of 2001. Segments included Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS). JBT business includes full truck-load, dry-van freight which is typically transported utilizing company-owned or controlled revenue equipment. This freight is typically transported over roads and highways and does not move by rail. The JBI segment includes freight which is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. DCS segment business typically includes company-owned revenue equipment and employee drivers which are assigned to a specific customer, traffic lane or service. DCS operations usually include formal, written long-term agreements or contracts which govern services performed and applicable rates.

       In addition, the Company operated a logistics business segment during the first six months of 2000. Effective July 1, 2000, substantially all of the logistics business and related assets were contributed to a newly-formed, commonly-owned company, Transplace.com (TPC). The Company presently has an approximate 27% interest in TPC and the financial results of TPC are included on a one-line, non-operating item on the Consolidated Statements of Earnings entitled "equity in earnings of associated companies." A summary of certain segment information is presented below ( in millions):

                                                              Assets
                                                  ----------------------------
                                                        As of March 31
                                                  ----------------------------
                                                     2001                 2000
                                                  --------             -------
         JBT                                          $878                $830
         JBI                                           124                  78
         DCS                                           148                 104
         JBL                                            --                  69
         Other (includes corporate)                     60                 112
                                                  --------             -------
                Total                               $1,210              $1,193
                                                  ========              ======

                                                             Revenues
                                            -------------------------------------------
                                                For The Three Months Ended March 31
                                            -------------------------------------------
                                                      2001                 2000
                                                  --------             ---------
         JBT                                          $204                  $203
         JBI                                           168                   151
         DCS                                           128                    98
         JBL                                            --                   107
                                                  --------             ---------
               Subtotal                                500                   559
         Inter-segment eliminations                     (5)                  (25)
                                                  --------             ---------
               Total                                  $495                  $534
                                                  ========             =========

                                                      Operating Income (Loss)
                                            -------------------------------------------
                                                For The Three Months Ended March 31
                                            -------------------------------------------
                                                      2001                 2000
                                                  --------              -------
         JBT                                         ($3.2)                ($0.2)
         JBI                                           7.3                   7.7
         DCS                                           4.3                   4.0
         JBL                                            --                   1.7
         Other                                          --                  (3.6)
                                                  --------              --------
                Total                                 $8.4                  $9.6
                                                  ========              ========

                                               Depreciation and Amortization Expense
                                                For The Three Months Ended March 31
                                               -------------------------------------
                                                     2001                  2000
                                                  -------               -------
         JBT                                           $18                   $17
         JBI                                             6                     6
         DCS                                            10                     8
         JBL                                            --                    --
         Other                                           2                     1
                                                  --------              --------
                Total                                  $36                   $32
                                                  ========              ========

  9)   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
       On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), amended by Statement 138. Statement 138 amended the accounting and reporting standards of Statement 133 for certain derivative instruments and hedging activities. Statement 138 also amends Statement 133 for decisions made by the FASB relating to the Derivatives Implementation Group (DIG) process. The FASB DIG is addressing Statement 133 implementation issues the ultimate resolution of which may impact the application of Statement 133.

       Under Statement 133, entities are required to record all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately.

       Adoption of Statement 133, as of January 1, 2001, did not have an effect on results of operations or financial position of the Company, because the Company does not have any free standing derivatives or embedded derivatives that would be required to be separated from the host contract and accounted for under SFAS 133.

10)    GAIN ON SALE OF EQUIPMENT
       In March of 2001, the Company sold approximately 2,800 trailers and recognized a gain of approximately $5.5 million. It is the Company's intent to replace these trailers with an operating lease of 2,800 new trailers.

11)    RECLASSIFICATIONS
       Certain amounts for 2000 have been reclassified to conform to the 2001 classifications.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                 /s/ KPMG LLP




Tulsa, Oklahoma
April 16, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the calendar year ended December 31, 2000 and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the 2000 Annual Report to Shareholders.

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

                              RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2001 TO FIRST QUARTER 2000

SUMMARY

       Consolidated operating revenue for the first quarter of 2001 was $495 million, compared with $534 million during the first quarter of 2000. The lower revenue reflects the contribution of all the Company's non-asset based logistics business to a jointly owned logistics company, Transplace.com
(TPC). The Company's revenue growth for the first quarter of 2001 was approximately 16%, excluding the former logistics segment. While the Company's results of operations includes approximately 27% of TPC's net results of operations, all logistics revenue is excluded from the Company's financial statements subsequent to June 30, 2000.

       JBT segment revenue grew 1% during the first quarter of 2001, to $204 million, compared with $203 million in 2000. The JBT tractor fleet was 206 units larger at March 31, 2001, compared with March 31, 2000. This increase included 131 independent contractor tractors which the Company began utilizing in late 2000. Revenue per loaded mile in the JBT segment, excluding fuel surcharges, rose 1.9% in the current quarter, compared with the first quarter of 2000. The JBT segment incurred an operating loss of $3.2 million during the first quarter of 2001, compared with a loss of $.2 million in 2000. The operating loss in the current quarter was reduced by a $4.1 million gain on the sale of trailers, which closed in March of 2001. The significant JBT operating loss in 2001 was primarily due to reduced freight demand associated with the slowing U.S. economy, additional empty miles run and higher maintenance and safety costs.

       Revenue in the JBI segment rose 11% to $168 million in 2001, compared with $151 million in 2000. Revenue per mile, excluding fuel surcharges, declined .6% in 2001 compared with the first quarter of 2000. Operating income in the JBI segment declined to $7.3 million in 2001 from $7.7 million in 2000. The decline in operating income was partly due to higher equipment costs.

       DCS segment revenue increased 30% to $128 million in 2001 from $98 million in 2000. Operating income was $4.3 million in 2001, compared with $4.0 million in 2000. Current quarter operating income included a $1.3 million gain on the sale of certain trailers. The decline in 2001 operating income, excluding this gain, was partly due to reduced freight demand associated with the slowing U.S. economy and higher accident and equipment costs.

                                 Summary of Operating Segments Results

                                    For Three Months Ended March 31
                                           (dollars in millions)

                                               Gross Revenue                      Operating Income
                                    -----------------------------------         ------------------
                                     2001         2000     % Change              2001            2000
                                     ----         ----     --------              ----            ----
JBT                                  $204         $203           1%             ($3.2)          ($0.2)
JBI                                   168          151          11%               7.3             7.7
DCS                                   128           98          30%               4.3             4.0
JBL                                    --          107          --                 --             1.7
Other                                  --           --          --                 --            (3.6)
                                    -----        -----       -----               ----           -----
       Subtotal                       500          559         (11%)              8.4             9.6
Inter-segment eliminations             (5)         (25)         --                 --              --
                                    -----        -----       ------              ----            ----
       Total                         $495         $534         (7%)              $8.4            $9.6
                                     ====         ====         ====              ====            ====

       The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

                                                                         Three Months Ended March 31
                                                                ---------------------------------------------
                                                                   Percentage of           Percentage Change
                                                                 Operating Revenues        Between Quarters
                                                                ---------------------    --------------------
                                                                   2001         2000         2001 VS. 2000
                                                               ----------    ----------  --------------------
      Operating revenues                                        100.0%         100.0%            (7.1%)
      Operating expenses
            Salaries, wages and employee benefits                39.7%          34.8%             5.8%
            Rents and purchased transportation                   26.6%          35.4%           (30.2%)
            Fuel and fuel taxes                                  12.6%          10.6%             9.8%
            Depreciation and amortization                         7.2%           6.0%            10.9%
            Operating supplies and expenses                       6.9%           5.6%            14.8%
            Insurance and claims                                  2.5%           1.8%            28.2%
            Operating taxes and licenses                          1.6%           1.4%             5.3%
            General and administrative expenses, net of gains    (0.1%)          1.5%          (104.7%)
            Communication and utilities                           1.3%           1.1%            16.1%
                                                                 ------------------------    --------------
                    Total operating expenses                     98.3%          98.2%            (7.1%)
                                                                 ------------------------    --------------
                    Operating income                              1.7%           1.8%           (12.4%)
       Interest expense                                          (1.3%)         (1.1%)            5.0%
       Equity in earnings of associated companies                 0.0%           0.5%           (93.8%)
                                                                 ------------------------    --------------
       Earnings before income taxes                               0.4%           1.2%           (63.8%)
       Income taxes                                               0.1%           0.3%           (50.2%)
                                                                 ------------------------    --------------
                     Net earnings                                 0.3%           0.9%           (67.2%)
                                                                 ========================    --------------

       Total operating expenses for the first quarter of 2001 decreased 7.1% from the comparable period of 2000. This decrease was significantly impacted by the contribution of the logistics business to TPC, effective July 1, 2000. The Company's operating ratio was 98.3% for the first quarter of 2001 and 98.2% in the comparable quarter of 2000. Salaries, wages and employee benefits increased 5.8% during the current quarter due, in part, to higher workers' compensation and other fringe benefit expenses. The contribution of the logistics business also significantly decreased 2001 revenue, resulting in an increase of this cost category as a percentage of revenue. Rents and purchased transportation decreased 30.2% and declined significantly as a percentage of revenue. This decrease was primarily due to the contribution of the logistics business which resulted in a significant decrease of purchased transportation expense. Fuel and fuel taxes increased 9.8%, primarily due to an approximate 9% increase in tractor miles and a 1% increase in fuel cost per gallon. Fuel cost per gallon declined about 10% during the first quarter of 2001, relative to the fourth quarter of 2000.

       Depreciation and amortization expense increased 10.9% during the current quarter due primarily to an 8% increase in the tractor fleet. The Company commenced a tractor leasing program in July of 2000 and has acquired the majority of its new tractors since that time utilizing capital leases. Gains and losses on dispositions of revenue equipment are included in general and administrative expense. Operating supplies and expenses increased 14.8%, primarily due to the 9% increase in tractor miles and higher tractor maintenance costs. A portion of the higher tractor repair costs is due to more work being outsourced to outside vendors and was partly offset by lower mechanic wage expense. Insurance and claims costs rose 28.2%, primarily due to higher accident and collision expenses. General and administrative expenses declined nearly 105%, partly due to an approximate $5.5 million gain on the sale of a group of trailers which was closed during March of 2001. This expense category was also reduced in 2001 by charges to TPC for computer system and support work and other administrative services. Communication and utilities expenses were up 16.1%, primarily due to expanded data and telecommunication networks and increased satellite communication expenses. The effective income tax rates were approximately 27.5% in 2001 and 20% in 2000, which were the rates expected for the full year 2001 and 2000, respectively.

       As a result of the above, net earnings for the three months ended March 31, 2001 were $1.6 million, or diluted earnings per share of $.05, compared with $5.0 million, or $.14 per diluted share, in 2000.

LIQUIDITY AND CAPITAL RESOURCES

       This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Balance Sheets.

       Net cash provided by operating activities was $27.4 million for the first quarter of 2001, compared with a use of $8.1 million during the first quarter of 2000. This increase in cash provided was due to higher levels of accounts payable in 2001 and funds paid out during the first quarter of 2000 for prepaid lease charges. Net cash provided by investing activities was $12.4 million in 2001, compared with $64.6 million used in 2000. This change was primarily a result of reduced purchases of trailing equipment and the sale of trailing equipment in March of 2001. The Company commenced tractor leasing programs in July of 2000. The majority of new tractor acquisitions since mid 2000 have been under capital lease arrangements. The majority of new trailing equipment additions since late 2000 have been under operating lease arrangements. Due to reduced funding requirements for revenue equipment, treasury stock and the payment of dividends, net cash used in financing activities was $25.9 million in 2001, compared with $63.9 million provided by financing activities in 2000.

SELECTED BALANCE SHEET DATA

                                                                              As of
                                                  ------------------------------------------------------------
                                                  March 31, 2001       December 31, 2000        March 31, 2000
                                                  --------------       -----------------        --------------
Working  capital ratio                                  1.14                    1.02                1.18

Current maturities of long-term debt and
    obligations under capital leases (millions)         $ 83                   $ 101               $  60

Total debt and obligations under
    capital leases (millions)                          $ 401                   $ 401               $ 396

Total debt to equity                                     .93                     .94                 .99

Total debt as a percentage of total capital              .48                     .48                 .50

       The Company's total debt level, including capitalized lease obligations, remained at approximately $401 million from December 31, 2000 to March 31, 2001 and was up $5 million from March 31, 2000. As of March 31, 2001, the Company had intentions to acquire or lease approximately $60 million of revenue and service equipment during the next twelve month period. Funding for future acquisitions of revenue equipment is expected to come from cash generated from operations, existing borrowing facilities and rental or leasing arrangements. The Company discontinued its commercial paper program in early 2001. The Company is authorized to borrow up to $150 million under its current revolving lines of credit. These loans are supported by a credit agreement with a number of banks, which expires December 14, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's earnings are affected by changes in short-term interest rates as a result of its use of short-term revolving lines of credit. The Company from time to time utilizes interest rate swaps to mitigate the effects of interest rate changes; none were outstanding at March 31, 2001. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on the Company's results of operations based on variable rate debt outstanding at March 31, 2001. At March 31, 2001, the fair value of the Company's fixed rate long-term obligations approximated carrying value.

       Although the Company conducts business in foreign countries, international operations are not material to the Company's consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three months ended March 31, 2001. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign investment. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

                                     PART II
                                OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
             None applicable.

ITEM 2.      CHANGES IN SECURITIES
             None applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             None applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             The annual meeting of stockholders of J.B. Hunt Transport Services, Inc. was held on April 26, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. At the meeting, stockholders voted on the following resolutions with the vote tabulations so indicated:

                                                                                 VOTES
                                                               -------------------------------------------
                                                                    FOR            AGAINST      ABSTAINED
                                                               ------------------------------------------
1.       To elect three Class III Directors
         for a term of three years each.                         31,811,268             0          453,751

2.       To ratify the appointment of
         KPMG LLP as the Company's
         principal independent public
         accountants for the next fiscal year.                   31,635,358       619,041           10,620

There was no solicitation in opposition to management's nominees for Directors as listed in the proxy statement and each nominee was elected by greater than ninety-two percent of the shares entitled to vote. No additional business or other matters came before the meeting or any adjournment thereof.

ITEM 5.      OTHER INFORMATION
             On April 27, 2001, Standard and Poor's Corporation announced that it had lowered its ratings for J.B. Hunt Transport Services, Inc. The corporate credit rating was lowered to BBB from BBB+; senior unsecured debt was lowered to BBB from BBB+ and subordinated debt was lowered to BBB- from BBB. The commercial paper rating of A-2 was affirmed, with a stable outlook.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             (a)  Exhibits
             Exhibit 15 -- Awareness letter related to Independent Accountants' Review Report
             (b)  Reports on Form 8-K
             The Company filed a Form 8-K on May 7, 2001, relating to Items 7 and 9 of that Form and announcing that the Company had prepared a slide presentation and intended to utilize it in meetings with investors, stockholders and analysts. A copy of the slide presentation was filed as an exhibit to the Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  J.B. HUNT TRANSPORT SERVICES, INC.



DATE:    May 14, 2001               BY:  /s/ Kirk Thompson
     ------------------------           ---------------------------------------
                                             Kirk Thompson
                                             President and
                                             Chief Executive Officer



DATE:     May 14, 2001               BY:   /s/ Jerry W. Walton
     ------------------------           ---------------------------------------
                                             Jerry W. Walton
                                             Executive Vice President, Finance
                                             and Chief Financial Officer



DATE:     MAY 14, 2001               BY:   /s/ Donald G. Cope
     ------------------------           ---------------------------------------
                                             Donald G. Cope
                                             Senior Vice President, Controller
                                             and Chief Accounting Officer