Form 10-Q
period 2001-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2001-08-09
CIK 728535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes       ☒         No        ☐

             The number of shares of the Company's $.01 par value common stock outstanding on June 30, 2001 was 35,337,765.

PART 1

FINANCIAL INFORMATION

Item 1.  Financial Statements
             The interim condensed consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented.  They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

             The interim condensed consolidated financial statements have been reviewed by KPMG LLP, independent public accountants.

             These interim condensed consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 2000.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Operating revenues	$521,489	$583,500	$1,016,909	$1,117,056

Operating expenses
Salaries, wages and employee benefits	197,008	194,273	393,693	380,158
Rents and purchased transportation	144,933	215,497	276,723	404,229
Fuel and fuel taxes	58,835	58,168	121,114	114,874
Depreciation and amortization	35,337	33,148	70,850	65,160
Operating supplies and expenses	35,904	31,491	70,166	61,338
Insurance and claims	12,249	9,682	24,467	19,216
Operating taxes and licenses	8,321	8,329	16,393	15,994
General and administrative expenses, net of gains	6,611	6,641	6,239	14,575
Communication and utilities	6,473	5,924	13,079	11,612

Total operating expenses	505,671	563,153	992,724	1,087,156

Operating income	15,818	20,347	24,185	29,900

Interest expense	(5,917)	(6,890)	(12,182)	(12,853)

Equity in earnings of associated companies	(155)	361	12	3,036

Earnings before income taxes	9,746	13,818	12,015	20,083
Income taxes	1,178	2,764	1,802	4,017

Net earnings	$8,568	$11,054	$10,213	$16,066

Average basic shares outstanding	35,312	35,315	35,292	35,459

Basic earnings per share	$0.24	$0.31	$0.29	$0.45

Average diluted shares outstanding	35,811	35,505	35,734	35,548

Diluted earnings per share	$0.24	$0.31	$0.29	$0.45

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2001 (unaudited)	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$22,490	$5,370
Accounts receivable	229,007	225,797
Prepaid expenses and other	73,293	99,804

Total current assets	324,790	330,971

Property and equipment	1,251,467	1,334,457
Less accumulated depreciation	440,884	489,282

Net property and equipment	810,583	845,175

Other assets	63,907	55,775

	$1,199,280	$1,231,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$84,400
Current installments of obligations under capital leases	26,377	16,489
Trade accounts payable	128,219	158,585
Claims accruals	14,809	13,260
Accrued payroll	32,450	29,148
Other accrued expenses	11,932	10,390
Deferred income taxes	13,002	13,002

Total current liabilities	236,789	325,274

Long-term debt	222,886	222,694
Obligations under capital leases, excluding current installments	118,527	77,694
Claims accruals	5,214	4,974
Deferred income taxes	173,663	173,282
Stockholders' equity	442,201	428,003

	$1,199,280	$1,231,921

See accompanying notes to condensed consolidated financial statements.

J.B. Hunt Transport Services, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30

	2001	2000

Cash flows from operating activities:
Net earnings	$10,213	$16,066
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	70,850	65,160
Gain on sale of revenue equipment	(4,918)	(492)
Provision for noncurrent deferred income taxes	381	2,399
Tax benefit of stock options exercised	256	8
Amortization of discount, net	192	(1)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,210)	(14,973)
Other assets	18,379	(20,656)
Trade accounts payable	(30,366)	(19,474)
Claims accruals	1,789	(924)
Accrued payroll and other accrued expenses	4,844	14,785

Net cash provided by operating activities	68,410	41,898

Cash flows from investing activities:
Additions to property and equipment	(27,723)	(146,269)
Proceeds from sale of equipment	57,166	41,666
Increase in other assets	2,467	902

Net cash provided by (used in) investing activities	31,910	(103,701)

Cash flows from financing activities:
Net borrowings (repayments) under commercial paper program and revolving credit agreements	(74,400)	64,299
Principal payments under capital lease obligations	(10,063)	0
Repurchase of treasury stock	0	(7,576)
Proceeds from sale of treasury stock	1,263	186
Dividends paid	0	(1,782)

Net cash provided by (used in) financing activities	(83,200)	55,127

Net change in cash and cash equivalents	17,120	(6,676)

Cash and cash equivalents at beginning of period	5,370	12,606

Cash and cash equivalents at end of period	$22,490	$5,930

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,255	$12,744
Income taxes	531	426
Non-cash activities:
Capital lease obligations for revenue equipment	$61,007	$--

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1)          The interim condensed consolidated financial statements at June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results.  The unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements.  Accordingly, they should be read in conjunction with the financial statements and notes thereto appearing in the annual report on Form 10-K of the Company for the year ended December 31, 2000.

2)          The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of those to be expected for the calendar year ending December 31, 2001.

3)          Long-Term Debt
             Long-term debt consists of (in thousands):

	6/30/2001	12/31/2000

Commercial paper	—	$74,400

Senior notes payable, interest at 6.25% payable semiannually, due 9/1/2003	$98,260	98,260

Senior notes payable, interest at 7.00% payable semiannually, due 9/15/2004	95,000	95,000

Senior subordinated notes, interest at 7.80% payable semiannually	40,000	40,000

	233,260	307,660

Less current maturities	(10,000)	(84,400)

Unamortized discount	(374)	(566)

	$222,886	$222,694

             The Company is authorized to borrow up to $150 million under its current revolving lines of credit.  These lines of credit are supported by a credit agreement with a number of banks, which expires December 14, 2001. No balances were outstanding under these lines of credit at June 30, 2001.

4)          Capital Stock

             The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock.  A summary of the restricted and non-statutory options to purchase Company common stock follows:

	Number of shares	Weighted average exercise price per share	Number of shares exercisable

Outstanding at December 31, 2000	4,309,765	$15.94	831,812

Granted	95,000	17.06
Exercised	(197,197)	14.13
Terminated	(478,900)	17.56

Outstanding at June 30, 2001	3,728,668	$15.86	894,674

             The Company announced in February of 2000, a decision to discontinue paying dividends and an intent to use those funds to repurchase up to 500,000 shares of its common stock.  These shares were repurchased during the first six months of 2000.

5)          Earnings Per Share
             A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below:

	(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Numerator (net earnings)	$8,568	$11,054	$10,213	$16,066

Denominator - Basic earnings per share
Weighted average shares outstanding	35,312	35,315	35,292	35,459

Basic earnings per share	$0.24	$0.31	$0 .29	$0.45

Denominator – Diluted earnings per share
Weighted average shares outstanding	35,312	35,315	35,292	35,459
Effect of common stock options	499	190	442	89

Weighted average shares assuming dilution	35,811	35,505	35,734	35,548

Diluted earnings per share	$0.24	$0.31	$0 .29	$0.45

             Options which were outstanding to purchase shares of common stock during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares were:

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Number of shares under option	476,100	1,951,915	4,005,100	2,663,915

Range of exercise price	$18.17 - $37.50	$15.69 - $37.50	$17.63 - $37.50	$14.33 - $37.50

6)          Comprehensive Income
             Comprehensive income consists of net earnings and foreign currency translation adjustments.  During the three and six months ended June 30, 2001 and 2000, comprehensive income was equal to:  (in thousands):

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Net earnings	$8,568	$11,054	$10,213	$16,066
Foreign currency
translation gain (loss)	2,935	(1,891)	2,465	(1,028)

Comprehensive income	$11,503	$9,163	$12,678	$15,038

7)          Income Taxes
             The effective income tax rates for the three and six months ended June 30, 2001 and 2000 were based on estimated annual combined effective rates of 15% and 20%, respectively.

8)          Business Segments
             The Company had three reportable business segments during the first six months of 2001.  Segments included Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  JBT business includes full truck-load, dry-van freight which is typically transported utilizing company-owned or controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail.  The JBI segment includes freight which is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations.  DCS segment business typically includes company-owned revenue equipment and employee drivers which are assigned to a specific customer, traffic lane or service.  DCS operations usually include formal, written long-term agreements or contracts which govern services performed and applicable rates.

             In addition, the Company operated a logistics business segment during the first six months of 2000.  Effective July 1, 2000, substantially all of the logistics business and related assets were contributed to a newly-formed, commonly-owned company, Transplace.com (TPC).  The Company presently has an approximate 27% interest in TPC and the financial results of TPC are included on a one-line, non-operating item on the Consolidated Statements of Earnings entitled “equity in earnings of associated companies.”  A summary of certain segment information is presented below ( in millions):

	Assets As of June 30

	2001	2000

JBT	$896	$799
JBI	138	98
DCS	160	119
JBL	—	80
Other (includes corporate and intersegment eliminations)	3	100

Total	$1,197	$1,196

	Revenues

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

JBT	$211	204	$416	407
JBI	180	166	348	317
DCS	135	118	262	216
JBL	—	121	—	228

Subtotal	526	609	1,026	1,168
Inter-segment eliminations	(5)	(25)	(9)	(51)

Total	$521	$584	$1,017	$1,117

	Operating Income (Loss)

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

JBT	$2.9	$(3.3)	$(.4)	$(3.5)
JBI	10.1	9.5	17.4	17.2
DCS	4.9	9.7	9.2	13.7
JBL	—	5.1	—	6.8
Other (includes corporate)	(2.1)	(.7)	(2.0)	(4.3)

Total	$15.8	$20.3	$24.2	$29.9

	Net Depreciation Expense

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

JBT	$17.5	$16.7	$35.2	$33.5
JBI	5.4	5.7	11.2	11.7
DCS	10.5	8.9	20.6	16.6
JBL	—	.2	—	.5
Other (includes corporate)	1.9	1.6	3.8	2.9

Total	$35.3	$33.1	$70.8	$65.2

9)          Derivative Instruments and Hedging Activities
             On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), amended by Statement 138.  Statement 138 amended the accounting and reporting standards of Statement 133 for certain derivative instruments and hedging activities.  Statement 138 also amends Statement 133 for decisions made by the FASB relating to the Derivatives Implementation Group (DIG) process.  The FASB DIG is addressing Statement 133 implementation issues the ultimate resolution of which may impact the application of Statement 133.

             Under Statement 133, entities are required to record all derivative instruments on the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it.  If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies.  If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged.  If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings.  Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately.

             Adoption of  Statement 133, as of January 2, 2001, did not have an effect on results of operations or financial position of the Company, because the Company does not have any free standing derivatives or embedded derivatives that would be required to be separated from the host contract and accounted for under SFAS 133.

10)       Reclassifications
             Certain amounts for 2000 have been reclassified to conform to the 2001 classifications.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of earnings and cash flows for the three and six month periods ended June 30, 2001 and 2000.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2001, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                                                                                                                /s/ KPMG LLP

Tulsa, Oklahoma
July 16, 2001

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

             The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and notes thereto, and with the Company’s audited consolidated financial statements and notes thereto for the calendar year ended December 31, 2000 and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the 2000 Annual Report to Shareholders.

             This report contains statements that may be considered as forward-looking or predictions concerning future operations.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are based on management’s belief or interpretation of information currently available.  Shareholders and prospective investors are cautioned that actual results and experience may differ materially from the forward-looking statements as a result of many factors.  Among all the factors and events that are not within the Company’s control and could have a material impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations and availability of drivers.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Financial and operating results of the Company may fluctuate as a result of these and other risk factors as detailed from time to time in Company filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Comparison of Second Quarter 2001 to Second Quarter 2000

SUMMARY

             Consolidated operating revenue for the second quarter of 2001 was $521 million, compared with $584 million during the second quarter of 2000.  The lower revenue reflects the contribution of all the Company’s non-asset based logistics business to a jointly owned logistics company, Transplace.com (TPC).  The Company’s revenue growth for the second quarter of 2001 was approximately 8%, excluding the former logistics segment.  While the Company’s results of operations includes approximately 27% of TPC’s net results of operations, all logistics revenue is excluded from the Company’s financial statements subsequent to June 30, 2000.

             JBT segment revenue grew 3% during the second quarter of 2001, to $211 million, compared with $204 million in 2000.  The JBT tractor fleet was 239 units larger at June 30, 2001, compared with June 30, 2000.  This increase included 223 independent contractor tractors which the Company began utilizing in late 2000.  Revenue per loaded mile in the JBT segment, excluding fuel surcharges, rose 1.7% in the current quarter, compared with the second quarter of 2000.  The  JBT segment generated operating income of  $2.9 million during the second quarter of 2001, compared with a loss of $3.3 million in 2000.  The current quarter results represent the first quarter of positive operating income since the Company began reporting the Truck segment separately from Intermodal.

             Revenue in the JBI segment rose 8% to $180 million in 2001, compared with $166 million in 2000.  Revenue per mile, excluding fuel surcharges, increased 0.6% in 2001 compared with the second quarter of 2000.  Operating income in the JBI segment was $10.1 million in 2001 compared with $9.5 million in 2000.

             DCS segment revenue increased 14% to $135 million in 2001 from $118 million in 2000.  Operating income declined to $4.9 million in 2001 from $9.7 million in 2000.  The decrease in operating income during the current quarter was partly due to lower revenue per tractor and higher accident and equipment costs.

Summary of Operating Segments Results

For Three Months Ended June 30
(dollars in millions)

	Gross Revenue			Operating Income (loss)

	2001	2000	% Change	2001	2000

JBT	$211	$204	3%	$2.9	$(3.3)
JBI	180	166	8%	10.1	9.5
DCS	135	118	14%	4.9	9.7
JBL	—	121	—	--	5.1
Other	—	—	—	(2.1)	(.3)

Subtotal	526	609	(14%)	15.8	20.7
Inter-segment eliminations	(5)	(25)	—	—	—

Total	$521	$584	(11%)	$15.8	$20.7

             The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30

	Percentage of		Percentage Change
	Operating Revenues		Between Quarters

	2001	2000	2001 vs. 2000

Operating revenues	100.0%	100.0%	(10.6%)
Operating expenses
Salaries, wages and employee benefits	37.8%	33.3%	1.4%
Rents and purchased transportation	27.8%	36.9%	(32.7%)
Fuel and fuel taxes	11.3%	10.0%	1.1%
Depreciation and amortization	6.8%	5.7%	6.6%
Operating supplies and expenses	6.9%	5.4%	14.0%
Insurance and claims	2.3%	1.7%	26.5%
Operating taxes and licenses	1.6%	1.4%	(0.1%)
General and administrative expenses, net of gains	1.3%	1.1%	(0.5%)
Communication and utilities	1.2%	1.0%	9.3%

Total operating expenses	97.0%	96.5%	(10.2%)

Operating income	3.0%	3.5%	(22.3%)
Interest expense	(1.1%)	(1.2%)	(14.1%)
Equity in earnings of associated companies	0.0%	0.0%	—

Earnings before income taxes	1.9%	2.4%	(29.5%)
Income taxes	0.2%	0.5%	(57.4%)

Net earnings	1.6%	1.9%	(22.5%)

             Total operating expenses for the second quarter of 2001 decreased 10.2% from the comparable period of 2000.  This decrease was significantly impacted by the contribution of  the logistics business to TPC, effective July 1, 2000.  The Company’s operating ratio was 97.0% for the second quarter of 2001 and 96.5% in the comparable quarter of 2000.  Salaries, wages and employee benefits increased 1.4% during the current quarter due, in part, to higher workers’ compensation and other fringe benefit expenses.  The contribution of the logistics business to TPC also significantly decreased 2001 revenue, resulting in an increase of this cost category as a percentage of revenue.  Rents and purchased transportation decreased 32.7% and declined significantly as a percentage of revenue.  This decrease was primarily due to the contribution of the logistics business to TPC which resulted in a significant decrease of purchased transportation expense.  Fuel and fuel taxes increased 1.1% during the current quarter, primarily due to an increase in tractor miles and higher fuel costs.  While fuel prices were up only slightly from the first quarter of 2001, fuel cost per gallon was still above the comparable period of 2000.  The Company has been able to recover substantially all of its increased fuel costs through revenue surcharges.

             Depreciation and amortization expense increased 6.6% during the current quarter due primarily to a 7% increase in the tractor fleet.  The Company commenced a tractor leasing program in July of 2000 and has acquired the majority of its new tractors since that time utilizing capital leases.  Gains and losses on dispositions of revenue equipment are included in general and administrative expense.  Operating supplies and expenses increased 14.0%, primarily due to an increase in tractor miles and higher trailer maintenance costs.  Insurance and claims costs rose 26.5%, primarily due to higher accident and collision expenses.  Communication and utilities expenses were up 9.3%, primarily due to expanded data and telecommunication networks and increased satellite communication expenses.  The effective income tax rates were approximately 12% in 2001 and 20% in 2000.  The decrease in the 2001 effective income tax rate was due, in part, to a lower projected rate for the full year 2001.

             As a result of the above, net earnings for the three months ended June 30, 2001 were $8.6 million, or diluted earnings per share of $0.24, compared with $11.1 million, or $0.31 per diluted share, in 2000.

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

SUMMARY

             Consolidated operating revenue for the six months ended June 30, 2001 was $1.017 billion, compared with $1.117 billion during the first six months of 2000.  The lower revenue reflects the contribution of all the Company’s non-asset based logistics business to a jointly owned logistics company, Transplace.com (TPC).  The Company’s revenue growth for 2001 was approximately 9%, excluding the former logistics segment.  While the Company’s results of operations includes approximate 27% of TPC’s net results of operations, all logistics revenue is excluded from the Company’s financial statements subsequent to June 30, 2000.

             JBT segment revenue grew 2% during the six months of 2001, to $416 million, compared with $407 million in 2000.  The average JBT tractor fleet increased 4% in 2001, including independent contractors, which the Company began utilizing in late 2000.  Revenue per loaded mile in the Truck segment, excluding fuel surcharges, rose 1.7% during the first half of 2001, compared with 2000.  The JBT segment incurred an operating loss of $.4 million in 2001, compared with a loss of $3.5 million in 2000.  The 2001 operating loss was reduced by a $4.1 million gain on the sale of trailers, which closed in March.

             Revenue in the JBI segment rose 10% to $348 million in 2001, from $317 million in 2000.  Loads in the Intermodal segment grew about 7% for the first half of 2001.  Revenue per mile, excluding fuel surcharges, was essentially the same in both 2001 and 2000.  Operating income in the JBI segment was $17.4 million for the first half of 2001, up from $17.2 million in 2000.

             DCS segment revenue was $262 million for the first half of 2001, up 21% from $216 million in 2000.  Operating income in 2001 totaled $9.2 million, compared with $13.7 million in 2000.  Current year operating income included a $1.3 million gain on the sale of certain trailers, which closed in March.  The decline in 2001 operating income was partly due to reduced freight demand associated with the slowing U.S. economy and higher accident and equipment costs.

Summary of Operating Segments Results

For Six Months Ended June 30
(dollars in millions)

	Gross Revenue			Operating Income (loss)

	2001	2000	% Change	2001	2000

JBT	$416	$407	2%	$(.4)	$(3.5)
JBI	348	317	10%	17.4	17.2
DCS	262	216	21%	9.2	13.7
JBL	—	228	—	—	6.8
Other	—	—	—	(2.0)	(4.3)

Subtotal	1,026	1,168	12%	24.2	29.9
Inter-segment eliminations	(9)	(51)	—	—	—

Total	$1,017	$1,117	(9%)	$24.2	$29.9

             The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30

	Percentage of Operating Revenues		Percentage Change Between Periods

	2001	2000	2001 vs. 2000

Operating revenues	100.0%	100.0%	(9.0%)
Operating expenses
Salaries, wages and employee benefits	38.7%	34.0%	3.6%
Rents and purchased transportation	27.2%	36.2%	(31.5%)
Fuel and fuel taxes	11.9%	10.3%	5.4%
Depreciation and amortization	7.0%	5.8%	8.7%
Operating supplies and expenses	6.9%	5.5%	14.4%
Insurance and claims	2.4%	1.7%	27.3%
Operating taxes and licenses	1.6%	1.4%	2.5%
General and administrative expenses, net of gains	0.6%	1.3%	(57.2%)
Communication and utilities	1.3%	1.0%	12.6%

Total operating expenses	97.6%	97.3%	(8.7%)

Operating income	2.4%	2.7%	(19.1%)
Interest expense	(1.2%)	(1.2%)	(5.2%)
Equity in earnings of associated companies	0.0%	0.3%	—

Earnings before income taxes	1.2%	1.8%	(40.2%)
Income taxes	0.2%	0.4%	(55.1%)

Net earnings	1.0%	1.4%	(36.4%)

             Total operating expenses for the first six months of 2001 decreased 8.7% from the comparable period of 2000.  This decrease was significantly impacted by the contribution of  the logistics business to TPC, effective July 1, 2000.  The Company’s operating ratio was 97.6% for the first half of  2001 and 97.3% in the comparable period of 2000.  Salaries, wages and employee benefits increased 3.6% during the current year due, in part, to higher workers’ compensation and other fringe benefit expenses.  The contribution of the logistics business to TPC also significantly decreased 2001 revenue, resulting in an increase of this cost category as a percentage of revenue.  Rents and purchased transportation decreased 31.5% and declined significantly as a percentage of revenue.  This decrease was primarily due to the contribution of the logistics business to TPC, which resulted in a significant decrease of purchased transportation expense.  Fuel and fuel taxes increased 5.4%, primarily due to an increase in tractor miles and a slight percentage increase in fuel cost per gallon.

             Depreciation and amortization expense increased 8.7% during the current year, due primarily to a 7% increase in the tractor fleet.  The Company commenced a tractor leasing program in July of 2000 and has acquired the majority of its new tractors since that time utilizing capital leases.  Gains and losses on dispositions of revenue equipment are included in general and administrative expense.  Operating supplies and expenses increased 14.4%, primarily due to the 6% increase in tractor miles and higher tractor maintenance costs.  A portion of the higher tractor repair costs was due to more work being outsourced to outside vendors and was partly offset by lower mechanic wage expense.  Insurance and claims costs rose 27.3%, primarily due to higher accident and collision expenses.  General and administrative expenses declined 57.2%, partly due to an approximate $5.5 million gain on the sale of a group of trailers which was closed during March of 2001.  This expense category was also reduced in 2001 by charges to TPC for computer system and support work and other administrative services.  Communication and utilities expenses were up 12.6%, primarily due to expanded data and telecommunication networks and increased satellite communication expenses.  The effective income tax rates were 15% in 2001 and 20% in 2000, which were the rates expected for the full year 2001 and 2000, respectively.

             As a result of the above, net earnings for the six months ended June 30, 2001 were $10.2 million, or diluted earnings per share of $0.29, compared with $16.1 million, or $0.45 per diluted share, in 2000.

Liquidity and Capital Resources

             This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Balance Sheets.

             Net cash provided by operating activities was $68.4 million for the six months ended June 30, 2001, compared with $41.9 million during the comparable period of 2000.  This increase in cash provided was partly due to an improvement in accounts receivable aging and funds paid out during the first quarter of 2000 for prepaid lease charges.  Net cash provided by investing activities was $31.9 million in 2001, compared with $103.7 million used in 2000.  This change was primarily a result of reduced purchases of trailing equipment and the sale of trailing equipment in March of 2001.  The Company commenced tractor leasing programs in July of 2000.  The majority of new tractor acquisitions since mid 2000 have been under capital lease arrangements.  The majority of new trailing equipment additions since late 2000 have been under operating lease arrangements.  Due, in part, to the leasing arrangements described above, the Company reduced total debt and capitalized lease obligations during the first half of 2001.

Selected Balance Sheet Data

	As of

	June 30, 2001	December 31, 2000	June 30, 2000

Working capital ratio	1.37	1.02	1.18

Current maturities of long-term debt and obligations under capital leases (millions)	$36	$101	$60

Total debt and obligations under capital leases (millions)	$378	$401	$392

Total debt to equity	.85	.94	.96

Total debt as a percentage of total capital	.46	.48	.49

             The Company’s total debt level, including capitalized lease obligations, declined approximately $23 million from December 31, 2000 to June 30, 2001 and was down about $14 million from 2000.  As of June 30, 2001, the Company had intentions to acquire or lease approximately $180 million of revenue and service equipment during the next twelve month period.  Funding for future acquisitions of revenue equipment is expected to come from cash generated from operations, existing borrowing facilities and rental or leasing arrangements.  The Company discontinued its commercial paper program in early 2001.  The Company  is authorized to borrow up to $150 million under its current revolving lines of credit.  These lines of credit are supported by a credit agreement with a number of banks, which expires December 14, 2001.  The Company plans to renew these lines of credit during the fourth quarter of 2001.

Prospective Accounting Pronouncements

             In July 2001, the FASB issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.”  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.  Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

             The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002.  Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

             Statement 141 will require, upon adoption of Statement 142, that the Company  evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill.  Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.  And finally, any unamortized negative goodwill and negative equity-method goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.  As of the date of adoption, the Company expects to have unamortized negative goodwill in the amount of approximately $31.7 million, which will be subject to the transition provisions of Statements 141 and 142.

             Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company’s earnings are affected by changes in short-term interest rates as a result of its use of short-term revolving lines of credit.  The Company from time to time utilizes interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at June 30, 2001.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on the Company’s results of operations based on variable rate debt outstanding at June 30, 2001.  At June 30, 2001, the fair value of the Company’s fixed rate long-term obligations approximated carrying value.

             Although the Company conducts business in foreign countries, international operations are not material to the Company’s consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the three and six months ended June 30, 2001.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company’s future costs or on future cash flows it would receive from its foreign investment.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
.	None applicable

Item 2.	Changes in Securities
None applicable.

Item 3.	Defaults Upon Senior Securities
None applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
None applicable.

Item 5.	Other information
None applicable.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit 15 – Awareness letter related to Independent Accountants’ Review Report.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.B. HUNT TRANSPORT SERVICES, INC.

DATE:	August 9, 2001	BY:	/s/ Kirk Thompson

Kirk Thompson President and Chief Executive Officer

DATE:	August 9, 2001	BY:	/s/ Jerry W. Walton

Jerry W. Walton Executive Vice President, Finance and Chief Financial Officer

DATE:	August 9, 2001	BY:	/s/ Donald G. Cope

Donald G. Cope Senior Vice President, Controller and Chief Accounting Officer