Form 10-Q
period 2001-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2001-11-09
CIK 728535

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

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

                                                                                        Yes     ☒        No           ☐

                The number of shares of the Company's $.01 par value common stock outstanding on September 30, 2001 was 35,971,080.

PART 1

FINANCIAL INFORMATION

Item 1.  Financial Statements

            The interim condensed consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition, results of operations and cash flows for the periods presented.  They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of December 31, 2001.

            The interim condensed consolidated financial statements have been reviewed by KPMG LLP, independent public accountants.

            These interim condensed consolidated financial statements should be read in conjunction with the Company's latest annual report and Form 10-K for the year ended December 31, 2000.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000

Operating revenues	$537,156	$509,422	$1,554,065	$1,626,478

Operating expenses
Salaries, wages and employee benefits	200,647	190,995	594,341	571,153
Rents and purchased transportation	159,839	140,997	436,561	545,226
Fuel and fuel taxes	56,677	61,282	177,790	176,156
Depreciation and amortization	35,717	33,903	106,567	99,063
Operating supplies and expenses	38,671	35,505	108,838	96,844
Insurance and claims	12,878	9,459	37,345	28,676
Operating taxes and licenses	8,660	8,390	25,053	24,383
General and administrative expenses, net of gains	7,093	6,519	13,332	21,093
Communication and utilities	5,024	6,555	18,103	18,167
Total operating expenses	525,206	493,605	1,517,930	1,580,761
Operating income	11,950	15,817	36,135	45,717
Interest expense	(5,827)	(6,813)	(18,008)	(19,666)
Equity in earnings (loss) of associated companies	(771)	548	(759)	3,584
Earnings before income taxes	5,352	9,552	17,368	29,635
Income taxes	803	429	2,605	4,445
Net earnings	$4,549	$9,123	$14,763	$25,190

Average basic shares outstanding	35,839	35,161	35,477	35,359

Basic earnings per share	$0.13	$0.26	$0.42	$0.71

Average diluted shares outstanding	36,846	35,280	36,133	35,478

Diluted earnings per share	$0.12	$0.26	$0.41	$0.71

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2001	December 31, 2000
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$63,163	$5,370
Accounts receivable	247,206	225,797
Prepaid expenses and other	61,375	99,804
Total current assets	371,744	330,971
Property and equipment	1,253,719	1,334,457
Less accumulated depreciation	443,869	489,282
Net property and equipment	809,850	845,175
Other assets	56,448	55,775
	$1,238,042	$1,231,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$84,400
Current installments of obligations under capital leases	31,414	16,489
Trade accounts payable	141,503	158,585
Claims accruals	16,226	13,260
Accrued payroll	31,237	29,148
Other accrued expenses	9,723	10,390
Deferred income taxes	11,255	13,002
Total current liabilities	251,358	325,274
Long-term debt	222,918	222,694
Obligations under capital leases, excluding current installments	136,327	77,694
Claims accruals	5,434	4,974
Deferred income taxes	171,865	173,282
Stockholders' equity	450,140	428,003
	$1,238,042	$1,231,921

See accompanying notes to condensed consolidated financial statements.

J.B. Hunt Transport Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2001	2000

Cash flows from operating activities:
Net earnings	$14,763	$25,190
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	106,567	99,063
Gain on sale of revenue equipment	(4,967)	(152)
Deferred income taxes	(3,164)	2,341
Equity in earnings (loss) of associated companies	759	(3,584)
Tax benefit of stock options exercised	2,289	7
Amortization of discount, net	224	135
Changes in operating assets and liabilities:
Trade accounts receivable	(21,409)	13,238
Other assets	38,429	(11,893)
Trade accounts payable	(17,082)	(42,581)
Claims accruals	3,426	1,967
Accrued payroll and other accrued expenses	1,422	12,920
Net cash provided by operating activities	121,257	96,651
Cash flows from investing activities:
Additions to property and equipment	(53,604)	(206,179)
Proceeds from sale of equipment	78,143	115,654
Investment in associated company	--	(5,000)
Increase (decrease) in other assets	1,033	(8,080)
Net cash provided by (used in) investing activities	25,572	(103,605)
Cash flows from financing activities:
Net borrowings (repayments) under commercial paper program and revolving credit agreements	(74,400)	13,200
Principal payments under capital lease obligations	(17,257)	(698)
Repurchase of treasury stock	--	(7,576)
Proceeds from sale of treasury stock	2,621	351
Dividends paid	--	(1,782)
Net cash provided by (used in) financing activities	(89,036)	3,495
Net change in cash and cash equivalents	57,793	(3,459)
Cash and cash equivalents at beginning of period	5,370	12,606
Cash and cash equivalents at end of period	$63,163	$9,147
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,456	$21,012
Income taxes	2,636	639
Non-cash activities:
Contribution of assets to associated company	--	2,927
Capital lease obligations for revenue equipment	$91,038	$24,007

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1)        The interim condensed consolidated financial statements at September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of financial position and operating results.  The unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not contain all information and footnotes normally contained in annual financial statements.  Accordingly, they should be read in conjunction with the financial statements and notes thereto appearing in the annual report on Form 10-K of the Company for the year ended December 31, 2000.

2)        The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of those to be expected for the calendar year ending December 31, 2001.

3)        Long-Term Debt

            Long-term debt consists of (in thousands):

	9/30/2001	12/31/2000

Commercial paper	--	$74,400

Senior notes payable, interest at 6.25% payable semiannually, due 9/1/2003	$98,260	98,260

Senior notes payable, interest at 7.00% payable semiannually, due 9/15/2004	95,000	95,000

Senior subordinated notes, interest at 7.80% payable semiannually	40,000	40,000
	233,260	307,660

Less current maturities	(10,000)	(84,400)

Unamortized discount	(342)	(566)
	$222,918	$222,694

            The 7.80% senior subordinated notes are payable in five equal installments beginning October 30, 2000.  The Company is authorized to borrow up to $150 million under its current revolving lines of credit.  These lines of credit are supported by a credit agreement with a number of banks, which expires December 14, 2001.  No balances were outstanding under these lines of credit at September 30, 2001.

4)        Capital Stock

The Company maintains a Management Incentive Plan that provides various vehicles to compensate key employees with Company common stock.  A summary of the restricted and non-statutory options to purchase Company common stock follows:

		Weighted average	Number of
	Number of	exercise price	shares
	shares	per share	exercisable
Outstanding at December 31, 2000	4,309,765	$15.94	831,812

Granted	132,000	17.45
Exercised	(593,201)	14.81
Terminated	(499,870)	17.61

Outstanding at September 30, 2001	3,348,694	$15.95	498,070

            The Company announced in February of 2000, a decision to discontinue paying dividends and an intent to use those funds to repurchase up to 500,000 shares of its common stock.  These shares were repurchased during the first six months of 2000.

5)        Earnings Per Share

         A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below:

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Numerator (net earnings)	$4,549	$9,123	$14,763	$25,190

Denominator - Basic earnings per share
Weighted average shares outstanding	35,839	35,161	35,477	35,359
Basic earnings per share	$0.13	$0.26	$0 .42	$0.71

Denominator – Diluted earnings per share
Weighted average shares outstanding	35,839	35,161	35,477	35,359
Effect of common stock options	1,007	119	656	119
Weighted average shares assuming dilution	36,846	35,280	36,133	35,478
Diluted earnings per share	$0.12	$0.26	$0 .41	$0.71

            Options which were outstanding to purchase shares of common stock during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares were:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Number of shares under option	134,750	2,852,965	329,250	2,840,465

Range of exercise price	$22.75 - $37.50	$14.19 - $37.50	$19.13 - $37.50	$14.25 - $37.50

6)        Comprehensive Income

            Comprehensive income consists of net earnings and foreign currency translation adjustments.  During the three and six months ended September 30, 2001 and 2000, comprehensive income was equal to:  (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Net earnings	$4,549	$9,123	$14,763	$25,190
Foreign currency translation gain (loss)	--	412	2,465	(616)
Comprehensive income	$4,549	$9,535	$17,228	$24,574

7)        Income Taxes

            The effective income tax rates were approximately 15% for the three months and nine months ended September 30, 2001, compared with 4% for the three months and 15% for the nine months ended September 30, 2000.  These rates were based on the estimated annual combined effective rates for each calendar year.

8)        Business Segments

            The Company had three reportable business segments during the first nine months of 2001.  Segments included Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  JBT business includes full truck-load, dry-van freight which is typically transported utilizing company-owned or controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail.  The JBI segment includes freight which is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations.  DCS segment business typically includes company-owned revenue equipment and employee drivers which are assigned to a specific customer, traffic lane or service.  DCS operations usually include formal, written long-term agreements or contracts which govern services performed and applicable rates.

                In addition, the Company operated a logistics business segment during the first six months of 2000.  Effective July 1, 2000, substantially all of the logistics business and related assets were contributed to a newly-formed, commonly-owned company, Transplace (TPC).  The Company presently has an approximate 27% interest in TPC and the financial results of TPC are included on a one-line, non-operating item on the Consolidated Statements of Earnings entitled “equity in earnings (loss) of associated companies.”  A summary of certain segment information is presented below ( in millions):

	Assets
	As of September 30
	2001	2000
JBT	$914	$816
JBI	160	108
DCS	167	128
Other (includes corporate and intersegment eliminations)	(3)	102
Total	$1,238	$1,154

	Revenues
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2001	2000	2001	2000
JBT	$210	$208	$625	$615
JBI	194	178	542	495
DCS	138	128	400	344
JBL	--	1	--	230
Subtotal	542	515	1,567	1,684
Inter-segment eliminations	(5)	(6)	(13)	(58)
Total	$537	$509	$1,554	$1,626

	Operating Income (Loss)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2001	2000	2001	2000
JBT	$4.8	($1.9)	$4.4	($5.4)
JBI	11.4	10.3	28.8	27.5
DCS	1.7	8.0	10.9	21.7
JBL	--	.2	--	7.2
Other (includes corporate)	(5.9)	(.8)	(8.0)	(5.3)
Total	$12.0	$15.8	$36.1	$45.7

	Net Depreciation Expense
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2001	2000	2001	2000
JBT	$17.3	$16.8	$52.5	$50.3
JBI	5.2	5.8	16.4	17.5
DCS	11.3	9.6	31.9	26.2
JBL	--	(.1)	--	.4
Other (includes corporate)	2.0	1.8	5.8	4.7
Total	$35.8	$33.9	$106.6	$99.1

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of earnings for the three and nine months ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 15, 2001

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

RESULTS OF OPERATIONS

Comparison of Third Quarter 2001 to Third Quarter 2000

SUMMARY

            Consolidated operating revenues for the third quarter of 2001 were $537 million, compared with $509 million during the third quarter of 2000.  The Company contributed all of its non-asset based logistics business to a jointly owned logistics company, Transplace (TPC), effective July 1, 2000.  While the Company’s results of operations include approximately 27% of TPC’s net results of operations, all logistics revenue has been excluded from the Company’s financial statements subsequent to June 30, 2000.

            JBT segment revenue grew 1% during the third quarter of 2001, to $210 million, compared with $208 million in 2000.  The JBT tractor fleet was 36 units larger at September 30, 2001, compared with September 30, 2000.  This increase included independent contractor tractors which the Company began utilizing in late 2000.  Revenue per loaded mile in the JBT segment, excluding fuel surcharges, rose 3.4% in the current quarter, compared with the third quarter of 2000.  The  JBT segment generated operating income of  $4.8 million during the third quarter of 2001, compared with a loss of $1.9 million in 2000.  The current quarter results represent the second quarter of positive operating income since the Company began reporting the Truck segment separately from Intermodal.  The improvement in JBT operating income during the current quarter was partly due to higher revenue per mile, strong September load volume and cost reduction initiatives, such as reduced empty miles per load.

            Revenue in the JBI segment rose 9% to $194 million in 2001, compared with $178 million in 2000.  Revenue per mile, excluding fuel surcharges, increased 1.1% in 2001, compared with the third quarter of 2000.  Operating income in the JBI segment was $11.4 million in 2001, compared with $10.3 million in 2000.

            DCS segment revenue increased 8% to $138 million in 2001 from $128 million in 2000.  Operating income declined to $1.7 million in 2001 from $8.0 million in 2000.  The decrease in operating income during the current quarter was primarily due to lower revenue per tractor, associated with the weak economy, and higher accident, equipment and personnel costs.

Summary of Operating Segments Results

For Three Months Ended September 30

(dollars in millions)

	Gross Revenue			Operating Income (loss)
	2001	2000	% Change	2001	2000
JBT	$210	$208	1%	$4.8	($1.9)
JBI	194	178	9%	11.4	10.3
DCS	138	128	8%	1.7	8.0
JBL	--	1	--	--	.2
Other	--	--	--	(5.9)	(.8)
Subtotal	542	515	5%	12.0	15.8
Inter-segment eliminations	(5)	(6)	--	--	--
Total	$537	$509	5%	$12.0	$15.8

            The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30
	Percentage of		Percentage Change
	Operating Revenues		Between Quarters
	2001	2000	2001 vs. 2000
Operating revenues	100.0%	100.0%	5.4%
Operating expenses
Salaries, wages and employee benefits	37.4%	37.5%	5.1%
Rents and purchased transportation	29.8%	27.7%	13.4%
Fuel and fuel taxes	10.6%	12.0%	(7.5%)
Depreciation and amortization	6.6%	6.6%	5.4%
Operating supplies and expenses	7.2%	7.0%	8.9%
Insurance and claims	2.4%	1.9%	36.1%
Operating taxes and licenses	1.6%	1.6%	3.2%
General and administrative expenses, net of gains	1.3%	1.3%	8.8%
Communication and utilities	0.9%	1.3%	(23.4%)
Total operating expenses	97.8%	96.9%	6.4%
Operating income	2.2%	3.1%	(24.4%)
Interest expense	(1.1%)	(1.3%)	(14.5%)
Equity in earnings (loss) of associated companies	(0.1%)	0.1%	--
Earnings before income taxes	1.0%	1.9%	(44.0%)
Income taxes	0.2%	0.1%	87.2%
Net earnings	0.8%	1.8%	(50.1%)

            Total operating expenses for the third quarter of 2001 increased 6.4% from the comparable period of 2000.  The Company’s operating ratio was 97.8% for the third quarter of 2001 and 96.9% in the comparable quarter of 2000.   Salaries, wages and employee benefits expenses increased 5.1% during the current quarter, in relative proportion to the rate of revenue growth.  Rents and purchased transportation increased 13.4% and rose as a percentage of revenue, partly due to the use of independent contractors, trailer rental charges, the growth of intermodal business and freight outsourced to TPC.  Fuel and fuel taxes declined 7.5% and decreased as a percentage of revenue, primarily due to lower diesel fuel prices in 2001.  While fuel prices were somewhat lower during the third quarter of 2001, cost per gallon was still well above levels of the past few years.  The Company has fuel revenue adjustment arrangements in place with most of its customers.  These programs allow the Company to recover substantially all of its increased  fuel costs and also results in lower fuel surcharges when fuel expense declines.

            Depreciation and amortization expense increased 5.4%, but remained the same percentage of revenue in 2001 and 2000.  This increase in spending was primarily due to an approximate 5% growth of the consolidated tractor fleet.  The Company commenced a tractor leasing program in July of 2000 and has acquired the majority of its new tractors through September 30, 2001 utilizing capital leases.  Operating supplies and expenses rose 8.9%, reflecting increased spending for tires and maintenance of revenue equipment.  Insurance and claims expense was up 36.1% during the current quarter due, in part, to increases in accident frequency and severity.  The 8.8% increase in general and administrative expenses was partly a result of higher bad debt costs in the third quarter of 2001.  The 23.4% decline in communications and utilities expense was primarily due to certain vendor credits and lower communication rates in effect during the current quarter.  The effective income tax rates were approximately 15% in 2001 and 4% in 2000.  The effective income tax rate in the third quarter of 2000 was reduced by two sale and leaseback transactions and a change in the expected tax rate for the full year 2000.

            As a result of the above, net earnings for the three months ended September 30, 2001 were $4.5 million, or earnings per diluted share of $0.12, compared with $9.1 million, or earnings per diluted share of $0.26, in 2000.

Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000

SUMMARY

            Consolidated operating revenue for the nine months ended September 30, 2001 was $1.554 billion, compared with $1.626 billion during the first nine months of 2000.  Operating revenue reflects the contribution of all the Company’s non-asset based logistics business to the jointly owned logistics company, Transplace (TPC).  The Company’s revenue growth for 2001 was approximately 11%, excluding the former logistics segment.  While the Company’s results of operations include approximately 27% of TPC’s net results of operations, all logistics revenue has been excluded from the Company’s financial statements subsequent to June 30, 2000.

            For the current nine months, JBT segment revenue grew 2% to $625 million, compared with $615 million in 2000.  The JBT tractor fleet averaged 5% larger in  2001, including independent contractors, which the Company began utilizing in late 2000.  Revenue per loaded mile in the Truck segment, excluding fuel surcharges, rose 2.5% during the first nine months of 2001, compared with 2000.  The JBT segment generated operating income of $4.4 million in 2001, compared with a loss of $5.4 million in 2000.  The improvement in JBT operating income during 2001 was partly due to a $4.1 million gain on the sale of trailers, which closed in March.  In addition, the increase in revenue per mile (excluding fuel surcharges) and focus on operating efficiencies, such as reducing empty miles per load, enhanced operating income.

            Revenue in the JBI segment rose 9% to $542 million in 2001, from $495 million in 2000.  Loads in the Intermodal segment grew about 5% for the first nine months of 2001.  Revenue per mile, excluding fuel surcharges increased .4% in 2001 over 2000.  Operating income in the JBI segment was $28.8 million for the first nine months of 2001, up from $27.5 million in 2000.

            DCS segment revenue was $400 million during the first nine months of 2001, up 16% from $344 million in 2000.  Operating income in 2001 totaled $10.9 million, compared with $21.7 million in 2000.  Current year operating income included a $1.3 million gain on the sale of certain trailers, which closed in March.  The decline in 2001 operating income was primarily due to reduced freight demand associated with the slowing U.S. economy, and higher accident, equipment and personnel costs.

Summary of Operating Segments Results

For Nine Months Ended September 30

(dollars in millions)

	Gross Revenue			Operating Income (loss)
	2001	2000	% Change	2001	2000

JBT

$

625

$

615

2

%

$

4.4

($5.4

)

JBI	542	495	9%	28.8	27.5

DCS

400

344

16

%

10.9

21.7

JBL	--	230	--	--	7.2
Other	--	--	--	(8.0)	(5.3)
Subtotal	1,567	1,684	(7%)	36.1	45.7
Inter-segment eliminations	(13)	(58)	--	--	--
Total	$1,554	$1,626	(4% )	$36.1	$45.7

            The following table sets forth items in the Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30
	Percentage of		Percentage Change
	Operating Revenues		Between Periods
	2001	2000	2001 vs. 2000
Operating revenues	100.0%	100.0%	(4.5%)
Operating expenses
Salaries, wages and employee benefits	38.2%	35.1%	4.1%
Rents and purchased transportation	28.1%	33.5%	(19.9%)
Fuel and fuel taxes	11.4%	10.8%	0.9%
Depreciation and amortization	6.9%	6.1%	7.6%
Operating supplies and expenses	7.0%	6.0%	12.4%
Insurance and claims	2.4%	1.8%	30.2%
Operating taxes and licenses	1.6%	1.5%	2.7%
General and administrative expenses, net of gains	0.9%	1.3%	(36.8%)
Communication and utilities	1.2%	1.1%	(0.4%)
Total operating expenses	97.7%	97.2%	(4.0%)
Operating income	2.3%	2.8%	(21.0%)
Interest expense	(1.2%)	(1.2%)	(8.4%)
Equity in earnings (loss) of associated companies	0.0%	0.2%	--
Earnings before income taxes	1.1%	1.8%	(41.4%)
Income taxes	0.2%	0.3%	(41.4%)
Net earnings	0.9%	1.5%	(41.4%)

            Total operating expenses for the first nine months of 2001 decreased 4.0% from the comparable period of 2000.  This decrease was impacted by the contribution of  the logistics business to TPC, effective July 1, 2000.  The Company’s operating ratio was 97.7% for the first nine months of  2001 and 97.2% in the comparable period of 2000.  Salaries, wages and employee benefits increased 4.1% during the current year due, in part, to higher workers’ compensation expenses.  The contribution of the logistics business to TPC also significantly decreased 2001 revenue, resulting in an increase of this cost category as a percentage of revenue.  Rents and purchased transportation decreased 19.9% and declined significantly as a percentage of revenue, primarily due to the contribution of the logistics business to TPC.  Fuel and fuel taxes increased .9%, primarily due to an increase in tractor miles, partly offset by a slight decrease in fuel cost per gallon during 2001.

            Depreciation and amortization expense increased 7.6% during the current year, due primarily to an approximate 5% increase in the Company owned tractor fleet.  The Company commenced a tractor leasing program in July of 2000 and has acquired the majority of its new tractors since that time utilizing capital leases.  Operating supplies and expenses increased 12.4%, primarily due to a 4% increase in tractor miles and higher tractor and trailing equipment maintenance and tire costs.  A portion of the higher tractor repair costs was due to more work being outsourced to outside vendors and was partly offset by lower mechanic wage expense.  Insurance and claims costs rose 30.2%, primarily due to higher accident and collision expenses.  General and administrative expenses declined 36.8%, partly due to an approximate $5.5 million gain on the sale of a group of trailers which closed during March of 2001.  This expense category was also reduced in 2001 by charges to TPC for computer system and support work and other administrative services.  The effective income tax rates were 15% in 2001 and 2000, which were the rates expected for the full year 2001 and 2000, respectively.

            As a result of the above, net earnings for the nine months ended September 30, 2001 were $14.8 million, or earnings per diluted share of $0.41, compared with $25.2 million, or $0.71 per diluted share, in 2000.

Liquidity and Capital Resources

            This discussion of corporate liquidity and capital resources should be read in conjunction with information presented in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Balance Sheets.

            Net cash provided by operating activities was $121.3 million for the nine months ended September 30, 2001, compared with $96.7 million during the comparable period of 2000.  This increase in cash provided was partly due to a significant decline in other current assets in 2001 and a significant amount of funds used for accounts payable in 2000.  The decrease in other current assets reflects the amortization in 2001 of an insurance premium which was paid in December of 2000.  Net cash of $25.6 million was generated from investing activities in 2001, compared with $103.6 million used in 2000.  This change was primarily a result of reduced purchases of trailing equipment and the sale of certain trailing equipment in March of 2001.  The majority of new trailing equipment additions since late 2000 have been under operating lease arrangements.  Current plans are to continue utilizing operating leases for future trailing equipment acquisitions.

Selected Balance Sheet Data

		As of
	September 30, 2001	December 31, 2000	September 30, 2000
Working capital ratio	1.48	1.02	1.17

Current maturities of long-term debt and current installations of obligations under capital leases (millions)	$41	$101	$64

Total debt and obligations under capital leases (millions)	$401	$401	$364

Total debt to equity	.89	.94	.87

Total debt as a percentage of total capital	.47	.48	.47

            The Company’s total debt level, including capitalized lease obligations, was $401 million at September 30, 2001, approximately the same level as of December 31, 2000.  However, cash and cash equivalents totaled $63 million at September 30, 2001, compared with $5 million at December 31, 2000.  As of September 30, 2001, the Company had intentions to acquire or lease approximately $140 million of revenue and service equipment during the next twelve month period.  Funding for future acquisitions of revenue equipment is expected to come from cash generated from operations, existing borrowing facilities and rental or leasing arrangements.  The Company discontinued its commercial paper program in early 2001.  The Company  is authorized to borrow up to $150 million under its current revolving lines of credit.  These lines of credit are supported by a credit agreement with a number of banks, which expires December 14, 2001.  The Company plans to renew these lines of credit during the fourth quarter of 2001.

Prospective Accounting Pronouncements

            In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141), Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142), and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (Statement 143).  In October, 2001 the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144).

            Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.  The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.  Goodwill acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.  Statement 143  requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  Statement 143 is effective for fiscal years beginning after June 15, 2002.  The Company is currently assessing the impact of Statement 143 on its financial condition and results of operations.  Statement 144 retains the requirement to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  Statement 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years.

            The Company has no goodwill or intangible assets as of September 30, 2001 and, accordingly, does not believe the adoption of Statements 141 and 142 will impact the Company’s financial statements.

            Under the provisions of Statement 142 impairment of the Company’s equity method of investment will continue to be assessed under the provisions of APB 18.  The Company has no negative goodwill as contemplated under Statements 141 and 142 related to its equity method investments.

            Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  Statement 143 is effective for fiscal years beginning after June 15, 2002.  Statement 144 retains the requirement to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  Statement 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years.  The Company is currently assessing the impact of Statements 143 and 144 on its financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company’s earnings are affected by changes in short-term interest rates as a result of its use of short-term revolving lines of credit.  The Company from time to time utilizes interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at September 30, 2001.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on the Company’s results of operations based on variable rate debt outstanding at September 30, 2001.  At September 30, 2001, the fair value of the Company’s fixed rate long-term obligations approximated carrying value.

            Although the Company conducts business in foreign countries, international operations are not material to the Company’s consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the three and nine months ended September 30, 2001.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company’s future costs or on future cash flows it would receive from its foreign investment.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

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

J.B. HUNT TRANSPORT SERVICES, INC.

DATE:	November 9, 2001	BY:	/s/ Kirk Thompson
Kirk Thompson
President and
Chief Executive Officer

DATE:	November 9, 2001	BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance
and Chief Financial Officer

DATE:	November 9, 2001	BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller
and Chief Accounting Officer