Form 10-K405
period 2001-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2002-03-08
CIK 728535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2001	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Arkansas	71-0335111
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

615 J.B. Hunt Corporate Drive
Lowell, Arkansas	72745
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

Registrant’s telephone number, including area code:

(479) 820-0000

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

YES ☒   NO ☐

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.     ☒

THE AGGREGATE MARKET VALUE OF  21,081,533 SHARES OF THE REGISTRANT’S $.01 PAR VALUE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF  FEBRUARY 28, 2002 WAS $494,783,580  (BASED UPON  $23.47 PER SHARE BEING THE CLOSING SALE PRICE ON THAT DATE, AS REPORTED BY NASDAQ). IN MAKING THIS CALCULATION, THE ISSUER HAS ASSUMED, WITHOUT ADMITTING FOR ANY PURPOSE, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT, AND NO OTHER PERSONS, ARE AFFILIATES.

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF FEBRUARY 28, 2002:   36,336,471.

DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE NOTICE AND PROXY STATEMENT FOR THE ANNUAL MEETING OF THE STOCKHOLDERS TO BE HELD  APRIL 25, 2002 PART II.

PART I

ITEM 1.   BUSINESS

GENERAL

        J.B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries (“JBHT” or the “Company”), is a diversified transportation services company operating under the jurisdiction of the U.S. Department of Transportation (DOT) and various state regulatory agencies.  JBHT is an Arkansas holding company incorporated on August 10, 1961.  Through its subsidiaries and associated companies, JBHT provides a wide range of logistics and transportation services to a diverse group of customers.  The Company directly manages or provides tailored, technology-driven solutions to a growing list of Fortune 500 companies.  These customers may request specifically targeted transportation service or outsource their entire transportation function to JBHT, or an associated company.  The Company also directly transports full-load containerizable freight throughout the continental United States and portions of Canada and Mexico.  Transportation services may utilize JBHT equipment and employees, or may employ equipment and services provided by associated or unrelated third parties in the transportation industry.  The Company had three reportable business segments during calendar year 2001.  These segments included dry-van truck only (JBT), intermodal (JBI) and dedicated contract services (DCS).  In addition, JBHT operated a logistics business segment from 1992 until mid 2000.  Effective July 1, 2000, the Company, along with four other large publicly-held transportation companies, contributed its logistics business to a new, commonly owned company, Transplace, Inc.

JBT SEGMENT

        Primary transportation service offerings classified in this segment include full truck-load, dry-van, freight which is predominantly transported utilizing company-owned revenue equipment.  Freight is picked up at the dock or specified location of the shipper and transported directly to the location of the consignee.  The load may be transported entirely by company-owned and controlled power equipment or a portion of the movement may be handled by a third-party motor carrier. Typically, the charges for the entire movement are billed to the customer by the Company and the Company, in turn, pays the third-party for their portion of the transportation services provided.  JBT operates utilizing certain Canadian authorities which were initially granted in 1988 and may transport freight to and from all points in the continental United States to Quebec, British Columbia and Ontario.  The Company has authorization to operate directly in all the Canadian provinces, but to date has served limited points in Canada, primarily through interchange operations with Canadian motor carriers.  The Company operated its JBT and JBI segments in combined fashion in periods prior to January 1, 2000.  This combined operation was reported as Van/Intermodal (“Van”) in prior periods.   In late 2000, the  Company began utilizing independent contractors on a limited basis in the JBT segment.  These independent contractors  (I/C’s) own their tractors and agree to transport freight in Company owned or controlled trailing equipment.  At December 31, 2001, approximately 340 I/C’s were operating in the JBT segment.  JBT gross revenue for calendar year 2001 was $829 million, compared with $834 million in 2000.  At December 31, 2001, the JBT segment operated approximately 5,380 company owned tractors and employed 8,270 people, 6,373 of whom were drivers.

JBI SEGMENT

        Transportation service offerings of the JBI segment utilize agreements with various railroads to provide proven intermodal freight solutions to JBI customers in all major lanes of commerce in the United States, Canada, and Mexico.  The Company differentiates itself from others through its premium service network, as well as, coordinated door to door service on company-owned and controlled assets.  The Company established its first intermodal agreement with the Santa Fe Railway in 1989.  Through growth of this transportation segment and additions, deletions, and mergers of rail carriers, the Company now has agreements with seven North American rail carriers including:  BNSF, Norfolk Southern, CSX, Kansas City Southern, Union Pacific, Canadian National, and Florida East Coast railroads.  Typically, freight is picked up at the dock or specified location of the shipper and transported to the rail carrier for loading on to rail cars.  Upon completion of the rail routing, the freight is picked up at the rail carrier’s ramp and transported to the consignee.  These originating and destination drays may be transported entirely by company-owned and controlled power equipment or may be handled by a third-party motor carrier.  It is the Company’s customary business practice that all charges for the entire movement are billed to the customer by the Company and the Company, in turn, pays the rail carrier and third-party motor carrier for their portion of the transportation services provided.  In 1993, rail operations were expanded to utilize high-cube containers which can be separated from the chassis and double-stacked on rail cars to provide improved productivity.  This concept is known as container-on-flatcar (COFC).  The agreements the Company has with its rail carriers allow for the majority of JBI business carried under these rail agreements to receive priority space on trains and preferential loading and unloading at rail facilities.  JBI gross revenue for calendar year 2001 was $740 million, compared with $681 million in  2000.  At December 31, 2001, the JBI segment operated approximately 910 tractors and employed 1,608 people, 1,288 of whom were drivers.

DCS SEGMENT

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

        DCS operations focus on driving out cost and enhancing customer value through leveraging the JBHT network for backhaul repositioning freight.  Network freight may be used to reposition equipment near outbound domiciles,  thereby  reducing inefficient empty miles and system cost.  DCS also frequently finds synergy in shared resources with the JBT and JBI segments including terminals, maintenance shops, bulk fuel locations, and trailer pools providing further economies of scale.  DCS gross revenue for calendar year 2001 was $549 million, compared with $479 million in 2000.  At December 31, 2001, the DCS segment operated approximately 4,480 tractors and employed 5,383 people, 4,633 of whom were drivers.

LOGISTICS BUSINESS AND ASSOCIATED COMPANY

        The Company formally began offering logistics transportation services in 1992 through a wholly-owned subsidiary, J.B. Hunt Logistics (JBL).  JBL services frequently included an arrangement whereby a shipper might outsource a substantial portion of its entire distribution and transportation process to one organization.  The JBL segment business included a wide range of comprehensive transportation and management services including experienced professional managers, information and optimization technology, and the actual design or redesign of system solutions.  A new logistics customer or service arrangement may have required a significant amount of up-front analysis and design time, while alternatives were considered and custom systems and software were developed. Effective July 1, 2000, the Company contributed substantially all of its JBL segment business, all related intangible assets and $5 million of cash  to a newly-formed, commonly-owned company, Transplace, Inc. (“TPC”).

        TPC is an Internet-based global transportation logistics company.  TPC commenced operations in July of 2000 and initially included substantially all of the logistics business of the Company, Covenant Transport, Inc.; Swift Transportation Co., Inc; U.S. Xpress Enterprises, Inc., and Werner Enterprises, Inc.  TPC gross revenue for calendar year 2001 approximated $702 million, which revenue is not included in the Company’s financial statements for 2001.  The Company presently has an approximate 27% ownership interest in TPC and, accordingly, utilizes the equity method of accounting.  The financial results of TPC are included on a one-line, non-operating item included on the Consolidated Statements of Earnings entitled “equity in earnings of associated companies.”

ASSOCIATED COMPANY - MEXICO

        The Company has provided transportation services to and from Mexico since 1989.  These services frequently involve equipment interchange operations with various Mexican motor carriers.  A joint venture agreement with Transportacion Maritima Mexicana, one of the largest transportation companies in Mexico, was signed in 1992.  The joint venture, Comercializadora Internacional de Carga, St. de CV and its subsidiaries, originate and complete northbound and southbound international truck movements between the U.S. and Mexico.  The joint venture also provides Mexican domestic irregular route truck service, refrigerated freight services, Mexican dedicated contract business and short-haul drayage to and from the Mexican maritime ports and rail heads.  For the calendar year ended December 31, 2001 and for prior years, the Company’s share of its Mexican joint venture operating results were included on a one-line, non-operating item on the Consolidated Statements of Earnings entitled “equity in earnings of associated companies.  The Company anticipates a sale of its interest, which is expected to be consummated in early 2002.

MARKETING AND  OPERATIONS

        JBHT transports a wide range of products including automotive parts, department store merchandise, paper and wood products, food and beverages, plastics, chemicals and manufacturing materials and supplies.  The Company’s primary customers include many of the  “Fortune 500” companies, but no single customer accounted for more than 15% of revenues during 2001.  A broad geographic dispersion and a good balance in the type of freight transported allows JBHT some protection from major seasonal fluctuations.  However, consistent with the truckload industry in general, freight is typically stronger during the second half of the year, with peak volume occurring in August through mid November.  Revenue and earnings are also affected by bad weather, holidays, fuel prices, driver cost and availability, and railroad service levels.

        The Company generally markets all of its service offerings through a nationwide marketing network.  All transportation services offered are typically billed directly to the customer by JBHT and all inquiries, claims and other customer contacts are handled by the Company.  Certain marketing, sales, engineering and design functions are assigned to each operating segment.  However, marketing and pricing strategy, and national account service coordination is managed at the corporate level.

PERSONNEL

        At December 31, 2001, JBHT employed approximately 16,380 people, including 12,294 drivers.  Historically the truckload transportation industry and the Company have experienced shortages of qualified drivers.  In addition, driver turnover rates for truckload motor carriers frequently exceed 100%.  In September of 1996,  JBHT announced a new compensation program for the approximate 3,500 over-the-road JBT drivers at that time.  This comprehensive package, which was effective in February of 1997, included an average 33% increase in wages for this group of employees.  This program was designed to attract and retain a professional and experienced work force capable of delivering a high level of customer service.  As anticipated, this increase in driver wages and benefits was partially offset by lower driver recruiting and training expense, reduced accident costs and better equipment utilization.  Primarily due to the over-the-road (OTR) driver pay change in 1997, average driver turnover rates declined from approximately 85% in 1996 to the 45% to 50% range during 1997 through 1999.  During late 2000 and 2001, supply and demand conditions for drivers changed and a number of truck load carriers, including the Company, implemented lower mileage pay rates for newly hired drivers.  Partly as a result of this reduced compensation level for drivers, the Company’s driver turnover rate was approximately 70% in 2000 and over 100% in 2001.  At December 31, 2001 JBHT also employed approximately 3,090 office employees and 1,000 mechanics.  No employees are represented by collective bargaining agreements.

REVENUE EQUIPMENT

        At December 31, 2001, JBHT owned or leased approximately 10,770 company tractors, 25,580 trailers and 18,740 containers.  JBHT believes that modern, late-model, clean equipment differentiates quality customer service, increases equipment utilization and reduces maintenance costs and downtime.  The Company generally operates with newer revenue equipment in the JBT segment, with the age of tractors and trailers approximating 1.5 years and 2 years, respectively, at December 31, 2001.  Slightly older equipment and tractors designed for local and regional operations are typically utilized in the JBI  and DCS segments.  Specially designed high-cube containers which can be separated from the chassis and double-stacked on rail cars are also operated by JBI.  The average age of JBI tractors and containers at December 31, 2001 was approximately 3.5 years and 6.5 years, respectively.  The JBI segment commenced receiving brand new containers and reconditioned chassis in late 2001 and plans to receive approximately 6,000 new containers during 2002.  The composition of the dedicated contract fleet varies with specific customer service requirements.  All JBHT revenue equipment is maintained in accordance with a specific maintenance program primarily based on age and/or miles traveled.

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

REGULATION

        The Company’s operations as a for-hire carrier are subject to regulation by the U.S. Department of Transportation’s Federal Motor Carrier Safety Administration (FMCSA) and by various Canadian provinces.  Entry controlled barriers were substantially removed as a result of federal deregulation statutes such as the Interstate Commerce Commission Termination Act of 1995 (ICCTA).   The FMCSA continues to enforce safety regulations and has proposed new rules  which, if approved in their present form, would limit driver’s hours of service.  President Bush is considering implementation of provisions of the North America Free Trade Agreement (NAFTA), which may result in increased competition between U.S. and Mexican carriers for truckload services moving between these  two countries.  The Clean Air Act of 1990 established tighter pollution standards for emissions from automobiles and trucks.  These new standards were effective on a phased in basis beginning with model year 1994.  Under the current rules, additional standards are effective in October of 2002.  The impact of these new rules on the Company has not yet been determined.  The Company believes it has responded effectively to the marketplace changes caused by increased domestic competition and that it can effectively respond to any foreseeable changes in FMCSA regulations or NAFTA implementation.

ITEM 2.   PROPERTIES

        The Company’s corporate headquarters are in Lowell, Arkansas. A 150,000-square-foot building was constructed and occupied in September 1990.  The Company also utilizes its former corporate building as general offices.  In 1999, a new 20,000 square foot building was constructed and occupied near the corporate headquarters.  A portion of this leased facility serves as a backup data center and provides disaster recovery support services. An additional 20,000 square foot building consisting of general office space for Corporate employees was completed and occupied in 2000. This building is located next to the data center building and is a leased facility.

        Principal outside facilities consist primarily of general offices which support operational, safety and maintenance functions.  In addition to the principal facilities listed below, the Company leases numerous small offices and trailer parking yards in various locations throughout the county to support customer trailing equipment pool commitments.

A summary of the Company’s principal facilities follows:

		Maintenance Shop	Office Space
Location	Acreage	(square feet)	(square feet)
Atlanta, Georgia	30	29,800	10,400
Chicago, Illinois	27	50,000	14,000
Dallas, Texas	14	24,000	7,800
Detroit, Michigan	27	44,300	10,800
East Brunswick, New Jersey	20	20,000	7,800
Houston, Texas	13	24,700	7,200
Kansas City, Missouri	10	31,000	6,700
Little Rock, Arkansas	24	29,200	7,200
Louisville, Kentucky	14	40,000	10,000
Lowell, Arkansas (corporate headquarters)	25	—	150,000
Lowell, Arkansas	40	50,200	14,000
Lowell, Arkansas (office and data center)	2	—	20,000
Lowell, Arkansas (office)	2	—	20,000
Memphis, Tennessee	10	26,700	8,000
Phoenix, Arizona	14	10,000	5,300
San Bernardino, California	8	14,000	4.000
South Gate, California	12	12,000	5,500
Syracuse, New York	13	19,000	8,000

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 2001 to a vote of security holders.

EXECUTIVE OFFICERS OF THE COMPANY

        Information with respect to the executive officers of the Company is set forth below:

			Executive
Name	Age	Position with Company	Officer Since
J.B. Hunt	75	Senior Chairman of the Board; Director	1961
Wayne Garrison	49	Chairman of the Board; Director	1979
Johnelle Hunt	70	Secretary; Director	1972
Kirk Thompson	48	President and Chief Executive Officer; Director	1984
Paul R. Bergant	55	Executive Vice President, Marketing and Chief Marketing Officer	1985
Bob D. Ralston	55	Executive Vice President, Equipment and Properties	1989
Jerry W. Walton	55	Executive Vice President, Finance and Administration and Chief Financial Officer	1991
Craig Harper	44	Executive Vice President, Operations and Chief Operations Officer	1997
John N. Roberts III (1)	37	President, Dedicated Contract Services, and Executive Vice President, Enterprise Solutions	1997
Kay J. Palmer (2)	38	Chief Information Officer	1999

(1)          Mr. Roberts joined the Company in 1989 as a management trainee.  In December of 1990, he became a Regional Marketing Manager.  In February of 1996, he was named Vice President, Marketing Strategy and was appointed President, Dedicated Contract Services, in July of 1997.  In June of 1998, he was appointed to the additional position of Executive Vice President of Enterprise Solutions.

(2)          Ms. Palmer joined the Company in 1988 as a programming specialist.  In June of 1989, she was named Director of Application Services.  In June of 1995,  she was named Vice President of Applications.  She became Senior Vice President of Information Services in August of 1998 and named Chief Information Officer in June of 1999.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK

        The Company’s common stock is traded in the over-the-counter market under the symbol  “JBHT.”  The following table sets forth, for the calendar years indicated, the range of high and low sales prices for the Company’s common stock as reported by the National Association of Securities Dealers Automated Quotations National Market System (“NASDAQ”).

	2001		2000
Period	High	Low	High	Low
1st Quarter	$20.50	$12.88	$16.00	$10.50
2nd Quarter	20.75	14.63	17.50	13.13
3rd Quarter	25.60	12.15	16.00	11.50
4th Quarter	25.17	11.93	17.25	10.50

        On February 28, 2002, the high and low sales prices for the Company’s common stock as reported by the NASDAQ were $25.24 and $23.40, respectively. As of February 28, 2002, the Company had 1,440 stockholders of record.

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

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)

Years Ended December 31	2001	2000		1999		1998		1997
Operating revenues	$2,100.3	$2,160.4		$2,045.1		$1,841.6		$1,554.3
Operating income	72.2	63.4		74.3		101.5		53.1	(2)
Net earnings	32.9	36.1		31.9		46.8		18.2	(2)
Diluted earnings per share	.91	1.02		.89		1.28		.50	(2)
Cash dividends per share	—	.05		.20		.20		.20
Total assets	1,260.3	1,231.9		1,127.5		1,171.5		1,021.9
Long-term debt and lease obligations	353.6	300.4		267.6		417.0		322.8
Stockholders’ equity	458.3	417.8	(1)	391.2	(1)	365.5	(1)	327.8	(2)

            (1) As a result of a change in method of accounting for insurance reserves, retained earnings was restated as of December 31, 1996. See Note 12 of the Notes to Consolidated Financial Statements.

            (2)  The impact of the change in accounting for insurance reserves as discussed in Note 12 of the Notes to Consolidated Financial Statements would have resulted in an increase to net earnings of approximately $6.8 million in fiscal 1997.  Accordingly, operating income, net earnings and diluted earnings per share have been restated by approximately $11.0 million, $6.8 million and 19 cents, respectively.

Percentage of Operating Revenue

Years Ended December 31	2001	2000	1999	1998	1997
Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	37.6	35.6	34.9	34.9	33.8	(2)
Rents and purchased transportation	28.8	32.1	33.7	33.7	33.1
Fuel and fuel taxes	10.8	11.3	8.3	7.5	9.1
Operating supplies and expenses	6.9	6.1	6.2	5.3	5.9
Depreciation and amortization	6.8	6.2	7.3	7.6	8.4
Insurance and claims	2.0	1.8	2.0	1.8	2.3	(2)
Operating taxes and licenses	1.6	1.5	1.3	1.3	1.6
Communication and utilities	1.2	1.2	1.0	1.0	1.1
General and administrative expenses, net of gains	.9	1.3	1.7	1.4	1.3
Total operating expenses	96.6	97.1	96.4	94.5	96.6	(2)
Operating income	3.4	2.9	3.6	5.5	3.4	(2)
Interest expense	(1.3)	(1.1)	(1.4)	(1.6)	(1.6)
Equity in earnings (loss) of associated companies	—	.2	.2	.1	.1
Earnings before income taxes	2.1	2.0	2.4	4.0	1.9	(2)
Income taxes	.5	.3	.8	1.5	.7	(2)
Net earnings	1.6%	1.7%	1.6%	2.5%	1.2%	(2)

The following table sets forth certain operating data of the Company.

Years Ended December 31	2001	2000	1999	1998	1997
Total loads	2,565,915	2,697,582	2,769,834	2,243,856	1,802,006
Average number of tractors owned/leased in the fleet during the year	10,710	10,055	9,183	8,207	7,629
Tractors owned/leased (at year end)	10,770	10,649	9,460	8,906	7,508
Independent contractors (at year end)	337	16	—	—	—
Trailers/containers (at year end)	44,318	44,330	39,465	35,366	30,391
Company tractor miles (in thousands)	1,022,677	1,000,127	986,288	922,560	790,018

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

        This report contains statements that may be considered to be forward-looking or predictions concerning future operations or events.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are inherently uncertain, subject to risks and should be viewed with caution.  These statements are based on management’s belief or interpretation of information currently available.  Shareholders and prospective investors are cautioned that actual results and future events may differ materially from the forward-looking statements as a result of many factors.  Among all the factors and events that are not within the Company’s control and could have a material impact on future operating results include:  general economic conditions, terrorists attacks or actions, acts of war, cost and availability of diesel fuel, adverse weather conditions, competitive rate fluctuations, availability of drivers, revenue equipment resale or trade values and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  The above is not an all-inclusive list.  Financial and operating results of the Company may fluctuate as a result of these and other risk factors or events as described from time to time in Company filings with the Securities and Exchange Commission.  The Company assumes no obligation to update any forward-looking statement to the extent it becomes aware that it will not be achieved for any reason.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Certain amounts included in or affecting the Company’s financial statements and related disclosures must be estimated, requiring certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect:

•                  the amounts reported for assets and liabilities;

•                  the disclosure of contingent assets and liabilities at the date of the financial statements; and

•                  the amounts reported for revenues and expenses during the reporting period.

        Therefore, the reported amounts of assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates.  Management evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from estimates.  Any effects on business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

        In preparing financial statements and related disclosures, management must use estimates in determining the economic useful lives of assets, provisions for uncollectible accounts receivable, exposures under self-insurance plans and various other recorded or disclosed amounts.  However, management believes that certain accounting policies are of more significance in the financial statement preparation process than others and are discussed below.  To the extent that actual outcomes differ from estimates, or additional facts and circumstances cause management to revise estimates, earnings will be affected.

        Workers’ Compensation and Accident Costs

        The Company purchases insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions and accidents and cargo claims.  Most insurance arrangements include a level of self insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit the Company’s exposure to catastrophic claim costs that are completely insured.  The amounts of self insurance change from time to time based on certain measurement dates and policy expiration dates.  The Company’s current insurance coverage specifies that the first $5,000 of any claim is self insured and that the self insured limit on certain claims was up to $2 million in 2001 and decreased to $1.5 million effective January 1, 2002, which is prefunded with its insurance carrier.  The Company is substantially self insured for loss of and damage to its owned and leased revenue equipment.  Company safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated ultimate cost of each claim.  At December 31, 2001, the Company had approximately $14 million of estimated net claims payable.  In addition, the Company is required to pay certain advanced deposits and monthly premiums.  At December 31, 2001, the Company had a prepaid insurance asset of approximately $38 million.

        During the fourth quarter of 2001, the Company modified its method of estimating and recording its ultimate cost related to auto liability and workers’ compensation claims, which will result in a more accurate estimate of the Company’s ultimate loss from claims.  The Company began applying loss development factors to its accident and workers’ compensation claims history.  This new method results in a more accurate estimate of the Company’s ultimate loss from claims than its prior method.  This new method resulted in a restatement of the following balances at December 31, 1998:  a $10.2 million decrease in retained earnings, a $16.3 million increase in claims payable and a $6.1 million increase in deferred tax assets.  These adjustments had no material impact on year 2000 and 1999 consolidated earnings.

        Revenue Equipment

        The Company operates a significant number of tractors, trailers and containers in connection with its business.  This equipment may be purchased or acquired under capital or operating leases.  In addition, revenue equipment may be rented from third parties and various railroads under short-term rental arrangements.  Revenue equipment which is purchased is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  Equipment acquired under capital leases is initially recorded at the net present value of the minimum lease payments and amortized on the straight-line method over the lease term or the estimated useful life, which ever is shorter.

        The Company has an agreement with its primary tractor supplier for guaranteed residual or trade-in values for certain new equipment acquired since 1999.  The Company has utilized these values in accounting for purchased and leased tractors.  If the supplier was unable to perform under the terms of such agreements, it could have a material negative impact on the Company’s financial results.

        Revenue Recognition

        The Company recognizes revenue based on the relative transit time of the freight transported.  Accordingly, a portion of the total revenue which will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period.

        Segments

        The Company operated three segments during the calendar year 2001.  Segments included Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  JBT business included full truck-load, dry-van freight which is primarily transported utilizing company-owned or controlled revenue equipment.  Freight in the JBT segment is typically transported over roads and highways and no portion of a movement involves railroads.  The JBI segment includes freight which is transported by rail over at least a portion of the movement.  JBI freight may also include certain repositioning truck loads which are moved by JBI equipment or third-party carriers, in circumstances where the movement directs JBI equipment back toward intermodal operations.  DCS segment business usually includes company-owned revenue equipment and employee drivers who are assigned to a specific customer, traffic lane or service.  DCS operations most frequently involve formal, written long-term agreements which govern services performed and applicable rates.

        Prior to July 1, 2000, the Logistics business segment (JBL) primarily consisted of J.B. Hunt Logistics, a wholly-owned subsidiary which provided a wide range of comprehensive transportation and freight management services.  Such services included experienced professional managers, information and freight optimization technology and the actual design or redesign of freight system solutions.  JBL utilized JBT, JBI or DCS owned or controlled assets and employees, or third-party carriers, or a combination to meet service requirements.  JBL services were typically provided in accordance with written long-term agreements.  Effective July 1, 2000, JBL exchanged its ownership in substantially all of its assets for an initial membership interest in TPC.

RESULTS OF OPERATIONS

        2001 Compared With 2000

Operating Segments

For Years Ended December 31

(in millions of dollars)

	Gross Revenue				Operating Income
	2001	2000		% Change	2001	2000
JBT	$828.6	$833.8		(1)%	$8.7	$(7.1)
JBI	740.5	681.1		9%	42.1	36.7
DCS	548.7	478.6		15%	17.4	28.4
JBL	—	230.0	*	—	—-	8.1	*
Other	(.1)	—		—	4.0	(2.7)
Subtotal	2,117.7	2,223.5		(5)%	72.2	63.4
Inter-segment eliminations	(18.1)	(63.1)		—	—	—
Total	$2,099.6	$2,160.4		(3)%	$72.2	$63.4

*As of December 31, 2000, TPC qualified as a reportable business segment for financial reporting purposes. However, the logistics segment (JBL) information for 2001 shown above excludes TPC from its inception in July 2000.  TPC is accounted for on the equity method and does not qualify as a reporting segment in 2001.

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes appearing in this annual report.

        Overview of 2001

        Financial and operating results for the year 2001 were impacted by a number of significant items.  General economic conditions in the transportation industry were soft during the majority of the year and fuel costs varied dramatically, sometimes changing more than 10% from one month to the next.  However, overall fuel costs for 2001 were down from prior year.  Consolidated operating revenues for 2001 decreased approximately 3% from 2000.  Excluding the JBL operations, which were contributed to TPC as of July 1, 2000, revenue growth for the remaining business segments was approximately 6%.  The growth in the remaining segments is attributable to expansion of the Company’s operating fleet of tractors from an average of 10,055 in 2000 to 10,710 in 2001 an average increase of 655 tractors or 6.5%.  While fuel costs and related fuel surcharge revenues varied significantly during 2001, the net change in fuel surcharge revenue had less than a 1% impact on revenue between 2001 and 2000.

        JBT segment revenue totaled $828.6 million in 2001, down 1% from 2000.  This decline was due in part to the softer economy that created a reduced demand for freight.  The Company began focusing on improving the operating ratio through cost management initiatives rather than JBT fleet growth.  The Company has no plans to grow the JBT fleet until such time that a reasonable operating income has been achieved warranting the additional investment of capital.  JBT tractor count, including independent contractors (I/C’s) declined nearly 3% during 2001 and tractor utilization was also down approximately 3%.  However, revenue per loaded mile increased 3.9%, excluding fuel surcharges, reflecting freight mix changes and pure rate increases,.  The Truck segment generated operating income of $8.7 million in 2001, compared with a loss of $7.1 million in 2000.  As a result of a new initiative commenced in late 2000, the number of I/C’s in JBT grew to 337 in 2001, from 16 at the end of 2000.  Continued volatility in the earnings power of the Truck unit is likely to prevail until supply and demand factors in the truckload industry improve.  Additional improvement is significantly dependent upon increases in the availability of freight.

        JBI segment business was reasonably strong during 2001 and grew 9% to $740.5 million from $681.1 million in 2000.  The Intermodal segment held its tractor count essentially flat at 910 during 2001. Unlike the other segments, growth of JBI is not easily tracked by number of tractors, as JBI can utilize outside dray carriers and the other JBHT business units to support load and revenue growth.  The increase in revenue can be attributed to a 5% increase in the number of loads from 2000 to 2001 coupled with a .5% increase in revenue per loaded mile, excluding fuel surcharges.  As a result of revenue growth and utilization of containers, JBI operating income climbed 13% in 2001 to $42.1 million from $36.7 million in 2000.

        DCS segment revenue grew 15% during 2001, to $548.7 million from $478.6 million in 2000.  This growth rate was down significantly from recent years due to:  1) soft economic conditions which made companies more apprehensive about changing or outsourcing their transportation needs, and;  2) the Company’s unwillingness to reduce rates to increase market share.  The DCS segment tractor fleet grew by 15% during 2001, but revenue growth was limited by idle tractors throughout most of the year.  DCS generated $17.4 million of operating income in 2001, compared with $28.4 million in 2000.  The lower margin and reduced operating income was primarily a result of idle tractors and a higher proportionate amount of shared trailer pool and corporate support costs being assigned to the business, as a result of improving the tracking of trailer usage and the increased internal transfer price, which is charged by JBT and JBI when DCS utilizes their assigned trailers.  Cost control and close analysis of individual fleet profitability remains a DCS objective.  As in the case of Truck, DCS has no fleet growth planned for 2002.

        For the year ended December 31, 2001, the Company’s share of TPC’s results of operations totaled a loss of $1.9 million, compared with earnings of $440,000 for the six month period ended December 31, 2000.  TPC’s operating loss in 2001 was primarily due to start up expenses.  JBHT’s financial exposure is limited to its approximate $6.4 million investment in TPC as the Company has not made any additional commitments or guaranteed any of TPC’s financial obligations.

        The following table sets forth items in the Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of Operating Revenue		Percentage Change Between Years
	2001	2000	2001 vs. 2000
Operating revenues	100.0%	100.0%	(2.8)%
Operating expenses:
Salaries, wages and employee benefits	37.6%	35.6%	2.7%
Rents and purchased transportation	28.8	32.1	(13.0)
Fuel and fuel taxes	10.8	11.3	(6.9)
Operating supplies and expenses	6.9	6.1	11.4
Depreciation and amortization	6.8	6.2	6.2
Insurance and claims	2.0	1.8	8.7
Operating taxes and licenses	1.6	1.5	—
Communication and utilities	1.2	1.2	(.7)
General and administrative expenses, net of gains	.9	1.3	(32.5)
Total operating expenses	96.6	97.1	(3.3)
Operating income	3.4	2.9	13.9
Interest expense	(1.3)	(1.1)	5.0
Equity in earnings of associated companies	—	.2	—
Earnings before income taxes	2.1	2.0	1.5
Income taxes	.5	.3	59.2
Net earnings	1.6%	1.7%	(8.7)%

        Consolidated Operating Expenses

        Total operating expenses in 2001 declined 3.3% from 2000, decreasing in relative proportion to operating revenues.  The Company’s operating ratio (operating expenses expressed as a percentage of operating revenues) improved slightly to 96.6% in 2001 from 97.1% in 2000.  As previously mentioned, the JBL segment was contributed to TPC effective July 1, 2000.  This approximate 10% reduction in consolidated operating revenues was the primary factor in reduced rents and purchased transportation expense.  The JBI segment relied solely on JBT and third party carriers for transportation services and accordingly, purchased transportation costs as a percent of revenue were significantly higher than the other segments.  The decline in fuel and fuel tax expense was primarily due to significantly lower fuel cost per gallon in late 2001.  The increase in 2001 operating supplies and expenses reflected higher tractor and trailing equipment maintenance and tire costs.  Insurance and claims costs reflected higher collision rates in JBT during 2001.  The significant decline in general and administrative expenses was due to an approximate $5.5 million gain on the sale of a group of trailers, which closed in March of 2001.  Gains on revenue equipment dispositions are included in this expense classification and totaled a net gain of $4.8 million in 2001, compared with a loss of $267,000 in 2000.

        Equity in earnings (loss) of associated companies reflects the Company’s share of operating results for TPC and for the Mexican joint venture.  Equity in earnings amounts included the following:

	Year Ended December 31
	(000)
	2001	2000
TPC	$(1,918)	$440
Mexican joint venture	(165)	4,337
	$(2,083)	$4,777

        The year 2001 financial results of the Company’s Mexican joint venture primarily reflect adjustments to the carrying value of the investment due to the anticipated sale of the Company’s interests.  The Company has an agreement in principle for a sale to the majority owner of the joint venture.  This transaction is expected to be consummated in early 2002.  If the transaction closes under the current terms and conditions, no material impact on earnings is anticipated.

        2000 Compared With 1999

Operating Segments

For Years Ended December 31

(in millions of dollars)

	Gross Revenue			Operating Income
	2000	1999	% Change	2000	1999
JBT	$833.8	$763.2	9%	$(7.1)	—
JBI	681.1	651.6	5%	36.7	—
Van	1,514.9	1,414.8	7%	29.6	$44.4

DCS	478.6	320.2	49%	28.4	24.1
Logistics (JBL)	230.0*	387.9	(41)%	8.1*	10.5
Other	—	—	—	(2.7)	(4.7)
Subtotal	2,223.5	2,122.9	5%	63.4	74.3
Inter-segment eliminations	(63.1)	(77.8)	—	—	—
Total	$2,160.4	$2,045.1	6%	$63.4	$74.3

*As of December 31, 2000, TPC qualified as a reportable business segment for financial reporting purposes. However, the logistics segment information shown above excludes TPC from its inception in July 2000.  TPC is accounted for on the equity method.

        Overview of 2000

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

        JBT segment revenue increased 9%, to $833.8 million in 2000, from $763.2 million, in 1999.  Revenue per loaded mile, excluding fuel surcharges, increased 3.4% in 2000.  The JBT company owned/leased tractor fleet totaled 5,850 at December 31, 2000.  A new initiative to utilize independent contractors, who own their tractors was commenced in late 2000.  The JBT segment had operating arrangements with 16 independent contractors at December 31, 2000.  The JBT segment incurred an operating loss of $7.1 million in 2000.  Since the JBT and JBI segments were operated in combined fashion during 1999, no comparative operating results were available.  A portion of the year 2000 JBT operating loss was due to certain costs incurred to separate the JBT and JBI business units.

        The JBI segment business grew 5%, to $681.1 million in 2000, from $651.6 million in 1999.  Intermodal revenue per loaded mile in 2000, exclusive of fuel surcharges, was essentially flat compared with 1999.  The increase in revenue was primarily due to a 5% increase in revenue per load over 1999 and the JBI tractor fleet totaled 908 at December 31, 2000.  The intermodal segment generated operating income of $36.7 million in 2000.  A comparable amount for 1999 is not available.

        During 2000, DCS segment revenue grew 49%, to $478.6 million, from $320.2 million in 1999.  A portion of the DCS segment revenue growth was due to transfers of equipment and drivers from the JBT business segment.  The DCS tractor fleet increased 15% to total 3,890 at December 31, 2000.  DCS operating income was $28.4 million in 2000, compared with $24.1 million in 1999.  The lower margin on the DCS segment business in 2000 was primarily due to a higher proportionate share of corporate support costs being assigned to the business.

        The JBL business was contributed to TPC effective July 1, 2000.  JBL generated $230 million of revenue and $8.1 million of operating income between January 1, 2000 and June 30, 2000.  The Company’s share of TPC’s results of operations was reported on a one-line, non-operating item on the Consolidated Statements of Earnings and totaled $440,000 in 2000.  No gain or loss was recognized upon formation and contribution of JBL segment assets to TPC.

        The following table sets forth items in the Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of		Percentage Change
	Operating Revenue		Between Years
	2000	1999	2000 vs. 1999
Operating revenues	100.0%	100.0%	5.6%
Operating expenses:
Salaries, wages and employee benefits	35.6%	34.9%	7.9%
Rents and purchased transportation	32.1	33.7	.8
Fuel and fuel taxes	11.3	8.3	43.3
Operating supplies and expenses	6.1	6.2	4.1
Depreciation and amortization	6.2	7.3	(9.8)
Insurance and claims	1.8	2.0	(3.9)
Operating taxes and licenses	1.5	1.3	20.4
Communication and utilities	1.2	1.0	15.1
General and administrative expenses	1.3	1.7	(17.8)
Total operating expenses	97.1	96.4	6.4
Operating income	2.9	3.6	(14.6)
Interest expense	(1.1)	(1.4)	(9.2)
Equity in earnings of associated companies	.2	.2	52.1
Earnings before income taxes	2.0	2.4	(13.5)
Income taxes	.3	.8	(62.9)
Net earnings	1.7%	1.6%	13.1%

        Consolidated Operating Expenses

        Total operating expenses in 2000 increased 6.4% over 1999, in relative proportion to the increase in operating revenues.  The Company’s operating ratio (operating expenses expressed as a percentage of operating revenues) increased to 97.1% in 2000 from 96.4% in 1999.  As previously mentioned the JBL segment was contributed to TPC effective July 1, 2000.  This change reduced the rate of revenue growth and was the primary factor in the reduction of rents and purchased transportation expense as a percent of revenue in 2000.  The significant increase in fuel and fuel tax expense was driven by an approximate 35% higher cost per gallon and slightly lower fuel miles per gallon in 2000.  Fuel surcharges, which were initiated in late 1999, recovered approximately 90% of higher fuel costs during 2000.  The more than 20% increase in operating taxes and licenses expense was due to the 13% increase of the tractor fleet and higher state base plate license cost per tractor in 2000.  The decline in general and administrative expenses was primarily a result of unusually high bad debt expense in 1999 and system support charges paid by TPC in 2000.  Those payments to the Company from TPC reduced general and administrative expenses.  Gain and loss on equipment dispositions are also included in this classification and totaled a loss of $267,000 and $849,000 in 2000 and 1999, respectively.  The lower year 2000 interest expense reflected the reduction of average debt balances, partly due to the use of the proceeds from sale and leaseback transactions to pay outstanding debt balances.

        Equity in earnings of associated companies reflects the Company’s share of operating results for TPC and for the Mexican joint venture.  Equity in earnings amounts include the following:

	Year Ended December 31
	(000)
	2000	1999
TPC	$440	—
Mexican joint venture	4,337	3,141
	$4,777	$3,141

LIQUIDITY AND CAPITAL RESOURCES

        Cash Flow

        The Company generates significant amounts of cash from operating activities.  Net cash provided by operating activities increased to $172 million in 2001 compared to $125 million in 2000, and $136 million in 1999.  The increase from 2000 to 2001 was mainly due to increases in prepaid lease expense related to a significant upfront payment for an operating lease in late 2000.  The decrease in cash provided by operations in 2000 versus 1999 is due to the items mentioned above and the Company’s decision to acquire revenue equipment through capital and operating leases rather than purchase.

        Net cash used in investing activities was $24 million in 2001, $100 million in 2000 and $19 million in 1999.  The primary use of funds for investing activities was the acquisition of new revenue equipment.  Net invested cash was reduced in 2001, primarily due to the utilization of operating and capital leases.  Net invested cash in 1999 was reduced by proceeds from a sale and leaseback of approximately $175 million of trailing equipment.

        Cash used in financing activities was $103 million in 2001, $32 million in 2000 and $113 million in 1999.  The increase in 2001 is due primarily to net repayments of commercial paper.  The decrease in 2000 when compared to 1999 is due to the use of proceeds received from the sale leaseback transaction in 1999 to reduce the outstanding commercial paper balance at December 31, 1999.

SELECTED BALANCE SHEET DATA

As of December 31	2001	2000	1999
Working capital ratio	1.45	1.04	1.09
Current maturities of long-term debt and lease obligations (millions)	$38	$101	$60
Total debt and capitalized lease obligations (millions)	$392	$401	$328
Total debt to equity	.86	.96	.84
Total debt as a percentage of total capital	.46	.49	.46

        From time to time the Board of Directors authorizes the repurchase of Company common stock.  Purchases of Company stock were:

	2001	2000	1999
Number of shares acquired	—	500,000	—
Price range of shares	—	$10.94 - $16.13	—

        Liquidity

        The Company’s  continued growth is primarily contingent upon it’s ability to provide  funds in order to obtain revenue equipment.  Various financing arrangements, including purchases, capital leases and operating leases are utilized from time to time to fund revenue equipment additions.  A tractor capital lease program was initiated in July of 2000 and the majority of tractor acquisitions through September 2001 were under this program.  Tractor additions since October of 2001 have been purchased with excess cash flow.   The majority of trailing equipment additions since October of 2000 have been under operating lease programs.  Effective in November of 2001, the JBI business unit began to take delivery of the first of 6,000 new containers.  The Company expects to purchase these containers and the majority of tractor acquisitions during 2002 using funds provided from operations and short-term debt.

        Under the terms of its various financing and leasing agreements, the Company is required to maintain certain financial covenants including leverage tests, minimum tangible net worth levels and other financial ratios.  The Company was in compliance with all of the financial covenants at December 31, 2001.  One operating lease arrangement requires the Company to maintain an investment grade credit rating for the Company’s Senior unsecured debt.  The Company currently is rated BBB by Standard & Poors and Baa3 by Moody’s.  A credit rating downgrade to BB+ by Standard & Poors or to Ba1 by Moody’s, while not expected by the Company, could result in an adjustment to the rental payments under the obligation.  Management estimates that such a credit downgrade could result in a $1.9 million annual increase in the associated rental payments.

Contractual Cash Obligations

As of December 31, 2001

(000)

	Amounts Due By Period
		Less Than	One To	Four To	After
	Total	One Year	Three Years	Five Years	Five Years
Operating Leases	$321,212	$70,078	$106,477	$92,940	$51,747
Capital leases	188,381	38,513	149,867	—	—
Senior and subordinated
notes payable	223,260	10,000	213,260	—	—
Subtotal	$614,698	$126,389	$355,551	$92,940	$51,747
Commitments to acquire
revenue equipment	128,000	128,000	—	—	—
Total	$742,698	$254,389	$355,551	$92,940	$51,747

Financing Commitments

As of December 31, 2001

(000)

	Commitments Expiring By Period
		Less Than	One To	Four To	After
	Total	One Year	Three Years	Five Years	Five Years
Revolving credit arrangements	$165,000	$165,000	—	—	—
Standby letters of credit	26,760	26,760	—	—	—
Total	$191,760	$191,760	—	—	—

        In January of 2001, Moody’s Investors Service downgraded the ratings of the Company’s senior unsecured debt to Baa3 from Baa2 and its commercial paper to Prime-3 from Prime-2.  The Company is authorized to borrow up to $165 million under its current short-term revolving line of credit, which matures November 13, 2002.  There was no balance outstanding on the revolving line of credit at December 31, 2001.  At December 31, 2001, the Company had committed to purchase approximately $128 million of revenue and service equipment, net of proceeds from sale or trade-in allowances.  Additional capital spending for new revenue equipment is anticipated during 2002.  However, funding for such expenditures is expected to come from cash generated from operations and existing borrowing facilities.  The Company had approximately $165 million of unused borrowing capacity at December 31, 2001 under its committed revolving line of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (FAS 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. . The Company has no negative goodwill as contemplated under Statements 141 and 142 related to its equity method investments.  The adoption of this new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.  Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002.  The Company is currently assessing the impact of Statements 143 on its consolidated financial condition and results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which supersedes both Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (FAS 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS No. 142, “Goodwill and Other Intangible Assets.”

        The Company is required to adopt FAS 144 no later than its first fiscal year beginning after December 15, 2001. Management does not expect the adoption of FAS 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under FAS 144 is largely unchanged from FAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, management cannot determine the potential effects that adoption of FAS 144 will have on the Company’s financial statements with respect to future disposal decisions.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company’s earnings are affected by changes in short-term interest rates as a result of its issuance of short-term debt. The Company from time to time utilizes interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at December 31, 2001.  Risk can be estimated by  measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on the Company’s results of operations based on variable rate debt outstanding at December 31, 2001.  At December 31, 2001, the fair value of the Company’s fixed rate long-term obligations approximated carrying value.

            Although the Company conducts business in foreign countries, international operations are not material to the Company’s consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 31, 2001.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company’s future costs or on future cash flows it would receive from its foreign investment.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors
J. B. Hunt Transport Services, Inc.:

We have audited the accompanying consolidated balance sheets of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 12, retained earnings at December 31, 1998,  has been restated to reflect an increase in insurance claims payable.

Tulsa, Oklahoma

February 1, 2002

J. B. HUNT TRANSPORT SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

(Dollars in thousands, except per share amounts)

	2001	2000 (As restated, see Note 12)
Assets
Current assets:
Cash and cash equivalents	$49,245	5,370
Trade accounts receivable	233,246	225,797
Inventories	8,915	7,233
Prepaid licenses and permits	17,507	17,224
Other current assets	75,886	75,347

Total current assets	384,799	330,971

Property and equipment, at cost:
Revenue and service equipment	1,067,465	1,117,689
Land	19,834	19,987
Structures and improvements	78,469	76,159
Furniture and office equipment	98,201	120,622
Total property and equipment	1,263,969	1,334,457
Less accumulated depreciation	432,258	489,282
Net property and equipment	831,711	845,175
Other assets (note 9)	43,788	55,775

	$1,260,298	1,231,921

(continued)

J. B. HUNT TRANSPORT SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

(Dollars in thousands, except per share amounts)

		2000
		(As restated,
	2001	see Note 12)
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt (note 2)	$10,000	84,400
Current installments of obligations under capital leases (note 8)	28,426	16,489
Trade accounts payable	163,291	158,585
Claims accruals	18,003	13,260
Accrued payroll	30,251	29,148
Other accrued expenses	12,713	10,389
Deferred income taxes (note 4)	3,150	6,882

Total current liabilities	265,834	319,153

Long-term debt, excluding current maturities (note 2)	212,950	222,694
Obligations under capital leases, excluding current installments (note 8)	140,657	77,694
Claims accruals	5,275	21,274
Deferred income taxes (note 4)	177,265	173,282

Total liabilities	801,981	814,097

Stockholders’ equity (notes 2, 3 and 12):
Preferred stock, par value $100. Authorized 10,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share. Authorized 100,000,000 shares; issued 39,009,858 shares	390	390
Additional paid-in capital	115,319	107,090
Retained earnings	407,987	375,042
Accumulated other comprehensive loss	(7,037)	(6,502)
	516,659	476,020

Treasury stock, at cost (3,031,000 shares in 2001 and 3,795,400 shares in 2000)	(58,342)	(58,196)

Total stockholders’ equity	458,317	417,824

Commitments and contingencies (notes 2, 4, 5, 6 and 8)

	$1,260,298	1,231,921

  See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC.

AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended December 31, 2001, 2000 and 1999

(Dollars in thousands, except per share amounts)

	2001	2000	1999
Operating revenues	$2,100,305	2,160,447	2,045,073

Operating expenses:
Salaries, wages and employee benefits (note 5)	790,210	769,393	713,378
Rents and purchased transportation	604,542	694,756	689,561
Fuel and fuel taxes	226,102	242,835	169,407
Operating supplies and expenses	145,850	130,947	125,748
Depreciation and amortization	142,755	134,391	148,968
Insurance and claims	42,381	38,982	40,555
Operating taxes and licenses	32,616	32,641	27,118
Communication and utilities	24,358	24,528	21,309
General and administrative expenses, net of gains	19,282	28,563	34,740
Total operating expenses	2,028,096	2,097,036	1,970,784
Operating income	72,209	63,411	74,289
Interest expense	(27,044)	(25,747)	(28,346)
Equity in earnings (loss) of associated companies	(2,083)	4,777	3,141
Earnings before income taxes	43,082	42,441	49,084
Income taxes (note 4)	10,137	6,366	17,175
Net earnings	$32,945	36,075	31,909

Basic earnings per share	$0.93	1.02	0.90

Diluted earnings per share	$0.91	1.02	0.89

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2001, 2000 and 1999

(Dollars in thousands, except per share amounts)

					Accumulated		Total
		Additional			Other		Stockholders’
	Common	Paid-in	Comprehensive	Retained	Comprehensive	Treasury	Equity
	Stock	Capital	Income	Earnings	Loss	Stock	(Notes 2 and 3)

Balances at December 31, 1998 (As restated — Note 12)	$390	106,985		315,966	(5,621)	(52,242)	365,478

Sale of subsidiary stock	—	200		—	—	—	200
Tax benefit of stock options exercised	—	55		—	—	—	55
Sale of treasury stock to employees	—	(65)		—	—	477	412
Forfeiture of restricted stock to employees	—	(3)		—	—	(15)	(18)
Cash dividends paid ($.20 per share)	—	—		(7,126)	—	—	(7,126)
Comprehensive income:
Net earnings	—	—	31,909	31,909	—	—	31,909
Foreign currency translation adjustments	—	—	297	—	297	—	297
Total comprehensive income	—	—	$32,206	—	—	—	—
Balances at December 31, 1999 (As restated — Note 12)	390	107,172		340,749	(5,324)	(51,780)	391,207

Remeasurement of stock options	—	110	—	—	—	—	110
Tax benefit of stock options exercised	—	31	—	—	—	—	31
Sale of treasury stock to employees	—	(223)	—	—	—	1,160	937
Repurchase of treasury stock	—	—	—	—	—	(7,576)	(7,576)
Cash dividends paid ($0.05 per share)	—	—	—	(1,782)	—	—	(1,782)
Comprehensive income:
Net earnings	—	—	36,075	36,075	—	—	36,075
Foreign currency translation adjustments	—	—	(1,178)	—	(1,178)	—	(1,178)
Total comprehensive income	—	—	$34,897	—	—	—	—
Balances at December 31, 2000 (As restated — Note 12)	$390	107,090		375,042	(6,502)	(58,196)	417,824
Tax benefit of stock options exercised	—	5,361		—	—	—	5,361
Sale of treasury stock to employees	—	2,868		—	—	(146)	2,722
Comprehensive income:
Net earnings	—	—	32,945	32,945	—	—	32,945
Foreign currency translation adjustments	—	—	(535)	—	(535)	—	(535)
Total comprehensive income	—	—	$32,410	—	—	—	—
Balances at December 31, 2001	$390	115,319		407,987	(7,037)	(58,342)	458,317

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999

(Dollars in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net earnings	$32,945	36,075	31,909
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	142,755	134,391	148,968
(Gain) loss on sale of revenue equipment	(4,833)	267	849
Provision for deferred income taxes	251	5,843	16,146
Equity in (earnings) loss of associated companies	2,083	(4,777)	(3,141)
Tax benefit of stock options exercised	5,361	31	55
Remeasurement of options	—	110	—
Forfeiture of restricted stock	—	—	(18)
Amortization of discount	256	55	594
Changes in operating assets and liabilities:
Trade accounts receivable	(7,449)	12,776	(54,206)
Other assets	3,353	(58,057)	(26,624)
Trade accounts payable	4,706	(21,424)	32,042
Claims accruals	(11,256)	10,078	(5,141)
Accrued payroll and other accrued expenses	3,427	9,705	(5,760)
Net cash provided by operating
activities	171,599	125,073	135,673

Cash flows from investing activities:
Additions to property and equipment	(138,466)	(225,672)	(224,795)
Investment in associated company	—	(5,000)	—
Proceeds from sale of equipment	110,711	126,350	214,493
Decrease (increase) in other assets	3,512	4,404	(9,128)
Net cash used in investing activities	(24,243)	(99,918)	(19,430)

(continued)

J. B. HUNT TRANSPORT SERVICES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

Years ended December 31, 2001, 2000 and 1999

(Dollars in thousands)

	2001	2000	1999
Cash flows from financing activities:
Net borrowings (repayments) of commercial paper borrowings	$(74,400)	39,400	(96,350)
Repayments of long-term debt	(10,000)	(60,000)	(10,000)
Principal payments under capital lease obligations	(21,803)	(3,370)	—
Proceeds from sale of subsidiary stock	—	—	200
Proceeds from sale of treasury stock	2,722	937	412
Repurchase of treasury stock	—	(7,576)	—
Dividends paid	—	(1,782)	(7,126)
Net cash used in financing activities	(103,481)	(32,391)	(112,864)
Net increase (decrease) in cash and cash equivalents	43,875	(7,236)	3,379
Cash and cash equivalents at beginning of year	5,370	12,606	9,227
Cash and cash equivalents at end of year	$49,245	5,370	12,606

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$27,248	26,138	28,944
Income taxes	$779	3,654	95

Non-cash activities:
Capital lease obligations for revenue equipment	$96,703	97,553	—
Assets contributed to associated company	$—	2,927	—

See accompanying notes to consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

 (1)      Summary of Significant Accounting Policies

(a)                      Description of Business

J. B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries (“Company”), is a diversified transportation services company operating under the jurisdiction of the U.S. Department of Transportation and various state regulatory agencies.

As of December 31, 2001 the Company has three distinct operating segments: Truck; Intermodal; and Dedicated Contract Services.  For years prior, the Company had four operating segments:  Truck; Intermodal; Dedicated Contract Services; and Logistics.  See note 10.

(b)                      Principles of Consolidation and Critical Accounting Policies

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Our discussion and analysis of financial condition and operations are based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report.  Certain amounts included in or affecting our financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared.  Therefore, the reported amount of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates.  We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from our estimates.

However, we believe that certain accounting policies are of more significance in our financial statement preparation process than others including determining the economic useful lives of our assets, provisions for uncollectible accounts receivable, exposures under our self-insurance plans and various other recorded or disclosed amounts.  To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected.

(continued)

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

(continued)

(h)                      Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	Years ended December 31
	2001	2000	1999
Basic earnings per share:
Numerator (net earnings)	$32,945	36,075	31,909

Denominator (weighted average shares outstanding)	35,602	35,313	35,313

Earnings per share	$.93	1.02	.90
Diluted earnings per share:
Numerator (net earnings)	$32,945	36,075	31,909
Denominator:
Weighted average shares outstanding	35,602	35,313	35,628
Effect of common stock options	597	104	174

	36,199	35,417	35,802

Earnings per share	$.91	1.02	.89

Options to purchase shares of common stock that were outstanding during each year but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares are shown in the table below.

	2001	2000	1999
Number of shares under option	410,900	5,394,000	4,318,000
Range of exercise prices	$18.38 — 37.50	$14.00 — 37.50	$17.38 — 37.50

(continued)

(i)                         Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the Company’s large number of customers and the diverse range of industries which they represent.  As of December 31, 2001 and 2000, the Company had no significant concentrations of credit risk.

(j)                         Foreign Currency Translation

Local currencies are generally considered the functional currencies outside the United States.  Assets and liabilities are translated at year-end exchange rates for operations in local currency environments.  Income and expense items are translated at average rates of exchange prevailing during the year.

Foreign currency translation adjustments, which reflect foreign currency exchange rate changes applicable to the net assets of the Mexican operations have been recorded as a separate item of accumulated other comprehensive loss in stockholders’ equity for the years ended December 31, 2001 and 2000.

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

(continued)

(m)                   Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments and is presented in the consolidated statements of stockholders’ equity.

(n)                      Claims Accruals

Claims payable represent accruals for the uninsured portion of pending accident liability, workers’ compensation, physical damage and cargo damage.  These accruals are estimated based on management’s evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company’s past claims experience.  Claims payable were restated as of December 31, 1998 (See Note 12).

The Company’s 2001 insurance coverage specifies that the first $5,000 of any claim is self insured and that the self insured limit on certain claims was $1 million which is prefunded with its insurance carrier.  The Company is substantially self insured for loss of and damage to its owned and leased revenue equipment.

(2)       Long-Term Debt

Long-term debt consists of (in thousands):

	2001	2000
Commercial paper	$—	74,400
Senior notes payable, due 9/1/03, interest at 6.25% payable semiannually	98,260	98,260
Senior notes payable, due 9/15/04, interest at 7.00% payable semiannually	95,000	95,000
Senior subordinated notes, interest at 7.80% payable semiannually	30,000	40,000

	223,260	307,660

Less current maturities	(10,000)	(84,400)

Unamortized discount	(310)	(566)

	$212,950	222,694

(continued)

The Company is authorized to issue up to $165 million under its current revolving line of credit.  This line of credit is supported by a credit agreement, with a group of banks, which expires November 13, 2002.  No balances were outstanding under this line of credit at December 31, 2001.  The 7.80% senior subordinated notes are payable in five equal annual installments, the first of which was due on October 30, 2000.

Under the terms of the credit agreements and the note agreements, the Company is required to maintain certain financial covenants including leverage tests, minimum tangible net worth levels and other financial ratios.  The Company was in compliance with all of the financial covenants at December 31, 2001.

Current maturities of long-term debt at December 31, 2001 consist of the third installment of the 7.80% senior subordinated notes.  The aggregate annual maturities of long-term debt for each of the four years ending December 31 are as follows (in thousands):  2002, $10,000; 2003, $108,260; 2004, $105,000; and 2005, $0.

(3)       Capital Stock

The Company maintains a Management Incentive Plan (“Plan”) that provides various vehicles to compensate key employees with Company common stock or common stock equivalents.  Under the original Plan, the Company was authorized to award, in aggregate, not more than 5,000,000 shares.  During 1998 and again in 2000, the stockholders of the Company amended the Plan whereby the Company is now authorized to award, in aggregate, not more than 8,500,000 shares.  At December 31, 2001 there were approximately 1,573,000 shares available for grant under the Plan.  The Company has utilized three such vehicles to award stock or grant options to purchase the Company’s common stock: restricted stock awards, restricted options and nonstatutory stock options.

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

(continued)

terminates for any reason.  The Company amended certain vested options related to employees of its logistics segment, extending the exercise period after termination.  This resulted in a remeasurement of these options and accordingly $110,000 was charged to compensation expense in 2000.

Compensation expense (benefit) under the Plan for restricted stock awards is charged to earnings over the vesting period and amounted to approximately ($5,400) for the year ended December 31, 1999.  There have been no restricted stock awards in 2001 and 2000.

A summary of the restricted and nonstatutory options to purchase Company common stock follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares Exercisable
Outstanding at December 31, 1998	3,349,890	$16.98	323,390
Granted	471,000	14.03
Exercised	(26,375)	12.90
Terminated	(56,950)	16.09

Outstanding at December 31, 1999	3,737,565	16.65	551,940
Granted	908,250	12.75
Exercised	(98,100)	13.06
Terminated	(237,950)	16.15

Outstanding at December 31, 2000	4,309,765	15.94	831,812
Granted	881,000	14.43
Exercised	(600,051)	14.78
Terminated	(553,570)	17.48
Outstanding at December 31, 2001	4,037,144	15.57	488,620

During 1995, the Board of Directors established a nonqualified stock option plan to provide performance based compensation to the Chairman of the Board (Chairman’s Plan).  The Chairman’s Plan allows the Chairman the option to purchase up to 2.5 million shares of the Company’s common stock at a price of $17.63 per share.  These options vested after five years.  Under the original Chairman’s Plan the options must be exercised within one year of vesting and all unexercised options will terminate.  During 2000, the stockholders of the Company amended

(continued)

the Chairman’s Plan whereby the exercise period was extended to be within two years of vesting of which 1.5 million shares were exercised during the year ended December 31, 2001.  The number of options outstanding for the Chairman’s Plan was 1 million at December 31, 2001.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts indicated below.

		2001	2000	1999
Net earnings (in thousands)	As reported	$32,945	36,075	31,909
	Pro forma	29,862	30,723	27,391
Basic earnings per share	As reported	.93	1.02	.90
	Pro forma	.84	.87	.77
Diluted earnings per share	As reported	.91	1.02	.89
	Pro forma	.82	.87	.76

Pro forma net earnings reflects only options granted since December 31, 1995.  Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting periods of 5 to 10 years and compensation cost for options granted prior to January 1, 1996 is not considered.

The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $10.82, $9.07 and $4.13, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001 — expected dividend yield 0.0%, volatility of 59.9%, risk-free interest rate of 4.7%, and an expected life of 6.2 years; 2000 — expected dividend yield 0.0%, volatility of 52.4%, risk-free interest rate of 5.2%, and an expected life of 6.6 years; 1999 — expected dividend yield 1.2%, volatility of 51.6%, risk-free interest rate of 6.5%, and an expected life of 7.3 years.

(continued)

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
Range		remaining	exercise		exercise
of exercise	Options	contractual	price	Options	price
prices	outstanding	life (in years)	per share	exercisable	per share
$10.01-20.00	4,758,294	5.3	$15.54	1,398,870	$16.74

20.01-30.00	267,950	5.9	23.07	86,750	22.66

30.01-40.00	10,000	7.5	37.50	3,000	37.50

$10.01-40.00	5,036,244	5.3	$15.98	1,488,620	$17.13

(continued)

(4)       Income Taxes

Total income tax (income) expense for the years ended December 31, 2001, 2000 and 1999 was allocated as follows (in thousands):

	2001	2000	1999
Earnings before income taxes	$10,137	6,366	17,175
Stockholders’ equity, for tax benefit of stock options exercised	5,361	31	55
	$4,776	6,335	17,120

(Payable) refundable income taxes at December 31, 2001 and 2000 were $(3,989,000) and $3,133,000, respectively.  These amounts have been included in other current liabilities and assets on the balance sheet, respectively.

Income tax expense (benefit) attributable to earnings before income taxes consists of (in thousands):

	2001	2000	1999
Current expense:
Federal	$9,661	66	662
State and local	225	457	367
	9,886	523	1,029
Deferred expense (benefit):
Federal	208	8,032	18,233
State and local	43	(2,189)	(2,087)
	251	5,843	16,146
Total tax expense	$10,137	6,366	17,175

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal tax rate of 35% for the following reasons (in thousands):

(continued)

	2001	2000	1999
Income tax — statutory rate	$15,078	14,854	17,179
State tax, net of Federal effect	(174)	(1,125)	(869)
Sale/leaseback benefit	(8,021)	(7,863)	(741)
Mexican joint-venture redemption	2,331	—	—
Other, net	923	500	1,606
Total tax expense	$10,137	6,366	17,175

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below (in thousands):

	2001	2000
Deferred tax assets:
Claims accruals, principally due to accrual for financial reporting purposes	$12,419	13,352
Tax credit carryforwards	12,181	9,105
Net operating loss carryforwards	—	37,830
Accounts receivable, principally due to allowance for doubtful accounts	1,635	3,227
Other	1,266	5,101

Total gross deferred tax assets	27,501	68,615

	2001	2000
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and capitalized interest	$162,406	182,712
Prepaid permits and insurance, principally due to expensing for income tax purposes	7,877	20,222
Sale and leaseback transaction	28,123	36,144
Mexican joint-venture	3,396	—
Other	6,114	9,701
Total gross deferred tax liabilities	207,916	248,779
Net deferred tax liability	$180,415	180,164

(continued)

The Company believes its history of profitability and taxable income, the reversal of deferred tax liabilities, and its utilization of tax planning sufficiently supports the carrying amount of the deferred tax assets.  Accordingly, the Company has not recorded a valuation allowance as all deferred tax benefits are more likely than not to be realized.

At December 31, 2001, the Company had general business tax credit carryforwards of approximately $3,827,000 expiring from the year 2007 to 2009, and alternative minimum tax credit carryforwards with no expiration of approximately $8,354,000.

(5)       Employee Benefit Plans

The Company maintains a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate.  The Company matches a specified percentage of employee contributions, subject to certain limitations.  For the years ended December 31, 2001, 2000 and 1999, total Company contributions to the plan, including matching 401(k) contributions, were $7,555,000, $6,553,000 and $7,348,000, respectively.

(6)       Fair Value of Significant Financial Instruments

(a)                      Cash and Cash Equivalents, Accounts Receivable, and Trade Accounts Payable

The carrying amount approximates fair value because of the short maturity of these instruments.

(b)                      Long-Term Debt

The fair value of the fixed rate debt is presented as the present value of future cash flows discounted using the Company’s current borrowing rate for notes of comparable maturity.  The calculation arrives at a theoretical amount the Company would pay a creditworthy third party to assume its fixed rate obligations and not the termination value of these obligations. Consistent with market practices, such termination values may include various prepayment and termination fees that the Company would contractually be required to pay if it retired the debt early.

The estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

(continued)

	At December 31, 2001		At December 31, 2000
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Cash and cash equivalents	$49,245	49,245	5,370	5,370
Accounts receivable	231,389	231,389	225,797	225,797
Trade accounts payable	163,291	163,291	158,585	158,585
Long-term debt:
Commercial paper	—	—	74,400	74,400
Fixed rate obligations	223,260	228,331	233,260	234,352

(7)       Related Party Transactions

The Company advances premiums on life insurance policies on the lives of the Company’s principal stockholder and his wife.  All premiums paid by the Company, along with accrued interest thereon, are reimbursable from a trust which is the owner and beneficiary of the policy.  The Company has a guarantee from the stockholder for the amount of premiums paid by the Company together with interest at the rate of 5% per annum until June of 2000.  In July of 2000 the Board of Directors approved an adjustment to the interest rate to be the average borrowing rate of the Company when additional advances were made.  The interest rate changed to 7.42% in August 2001.  The amounts reimbursable to the Company amount to approximately $9,049,000 and $8,002,000 at December 31, 2001 and 2000, respectively, and are included in other assets in the accompanying consolidated balance sheets.  See also note 9 for disclosure of transactions with an associated company.

(8)       Commitments and Contingencies

During 1999, the Company entered into a sale and leaseback transaction for a portion of its container fleet.  Containers having a net book value of approximately $175,000,000 were sold to third party leasing companies at approximate net book value.  A gain on the transaction has been deferred and will be amortized to income in relation to rent expense recognized under the leases.  The containers are being leased back under operating leases over terms of four to ten years.  The Company also leases trailing equipment, terminal facilities, shuttle yards and computer equipment under operating leases having various terms.  Under the terms of certain lease agreements, the Company is required to maintain certain covenants including minimum credit ratings.  The Company was in compliance with this requirement at December 31, 2001.

During 2001 the Company entered into various capital lease agreements to lease revenue equipment.  These capital leases are secured by revenue equipment with a net book value at December 31, 2001 of approximately $168,000,000 and contain certain guarantees of residual value at the end of the lease terms with fixed price purchase options.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2001 are:

(continued)

	Capital	Operating
	Leases	Leases
2002	$38,514	70,078
2003	90,269	55,191
2004	59,598	51,256
2005	—	49,982
2006	—	42,958
Thereafter	—	51,747

Total minimum lease payments	188,381	321,212
Less amount representing interest (at rates ranging from 4.2% to 8.5%)	19,298

Present value of net minimum capital lease payments	169,083

Less current installments of obligations under capital leases	28,426

Obligations under capital leases excluding current installments	$140,657	321,212

At December 31, 2001 and 2000 gross property and equipment recorded under capital leases was $194,256,000 and $97,553,000, respectively.  Total rent expense was $98,783,000 in 2001, $87,545,000 in 2000, and $39,862,000 in 1999, respectively.  At December 31, 2001, the Company had committed to purchase approximately $128,000,000 of revenue and service equipment net of expected proceeds from sale or trade-in allowances.  The Company is involved in certain claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition or results of operations of the Company.

(9)       Investment in Affiliated Company

In March 2000, the Company, along with four other motor carriers, announced the intent to contribute all of its non-asset based logistics business into a recently formed joint venture, Transplace, Inc. (TPC).  TPC is an internet-based global transportation logistics company.  TPC commenced operations effective July 1, 2000.  The Company contributed all of its logistics segment business and all related intangible assets, plus $5.0 million of cash, in exchange for an approximate 27% initial membership interest in TPC.  The Company accounts for its approximate 27% interest in TPC utilizing the equity method of accounting.  No gain or loss was recognized

(continued)

upon formation and contribution of logistics segment assets to TPC.  The excess of the Company’s share of TPC’s net assets over its cost basis is being amortized over 20 years on a straight-line method.  Equity in earnings of TPC was a loss of $1,919,000 in 2001.

The Company provided various services to TPC under a shared service agreement, the terms of which expired on December 31, 2001.  The services included the following:  payroll and benefits; accounting; computer system maintenance; office facilities; and telecommunications.  The fees from these services approximated $6,483,000 and $2,971,000 in 2001 and 2000, respectively, and were recorded in the consolidated statement of earnings as reimbursements of salaries, wages and employee benefits and general and administrative expenses.

The Company earned revenues of $69,696,000 and $43,500,000 from TPC in providing transportation services during 2001 and in the last six months of 2000, respectively.

At December 31, 2001 and 2000, trade accounts receivable included $4,198,000 and $1,148,000, respectively, due from TPC for freight and fees related to the shared service agreement.

For the year ending December 31, 2001, the Company had incurred approximately $32,649,000 in purchased transportation expense as a result of TPC providing transportation services.

(10)     Segment Information

The Company had three reportable business segments during 2001, Truck (JBT), Intermodal (JBI), and Dedicated Contract Services (DCS).  For years prior, the Company had four reportable business segments, JBT, JBI, DCS and Logistics.  JBT business includes full truck-load, dry-van freight which is typically transported utilizing company-owned or controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail.  The JBI segment includes freight which is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations.  The JBT and JBI business segments were operated in combined fashion (formally reported as Van/Intermodal in prior periods) and limited identifiable comparative information is available for JBT and JBI prior to January 1, 2000.  Accordingly, the Company has provided comparable segment information for the year ended December 31, 2001 based on the prior segmentation, which included JBT and JBI as the former segment, “Van/Intermodal”.

DCS segment business typically includes company-owned revenue equipment and employee drivers which are assigned to a specific customer, traffic lane or service.  DCS operations usually include formal, written long-term agreements or contracts which govern services performed and applicable rates.

(continued)

Prior to July 1, 2000, the Logistics business segment primarily consisted of J. B. Hunt Logistics (JBL) a wholly-owned subsidiary which provided a wide range of comprehensive transportation and freight management services.  Such services included experienced professional managers, information and optimization technology and the actual design or redesign of freight system solutions.  JBL utilized JBT, JBI or DCS owned or controlled assets and employees, or third-party carriers, or a combination to meet customer service requirements.  JBL services typically were provided in accordance with written long-term agreements.  As discussed in Note 9, the Company exchanged its ownership in JBL for an initial membership interest in TPC.  Effective July 1, 2000, the Company began accounting for its ownership in TPC utilizing the equity method of accounting.  As of December 31, 2000, TPC qualifies as a reportable business segment and, accordingly, the Logistics segment information shown below includes both JBL and TPC.  Information for TPC included in the following tables is the entity’s results of operations without regard to the Company’s ownership interest which is then subtracted in reconciling to the consolidated statement of earnings.

The Company’s customers are geographically dispersed across the United States and include many of the “Fortune 500” companies.  One customer exceeded 10% of consolidated operating revenues in 2001 and 2000.  No single customer exceeded 10% in 1999.  A summary of certain segment information is presented below (in millions):

	Assets
	2001	2000	1999
Truck	$892	871	—
Intermodal	172	128	—
Van/Intermodal	1,064	999	826
Logistics	—	33	73
Dedicated Contract Services	179	138	95
Other (includes corporate and intersegment eliminations)	17	62	133

Total	$1,260	1,232	1,127

	Revenues
	2001	2000	1999
Truck	$829	834	763
Intermodal	740	681	652
Van/Intermodal	1,569	1,515	1,415
Logistics	—	727	388
Dedicated Contract Services	549	479	320

Total segment revenues	2,118	2,721	2,123

Inter-segment eliminations	(18)	(63)	(78)
Less revenues of equity method investee	—	(498)	—

Consolidated statements of earnings amount	$2,100	2,160	2,045

(continued)

	Operating income
	2001	2000	1999
Truck	$9	(7)	—
Intermodal	42	37	—
Van/Intermodal	51	30	44
Logistics	—	9	11
Dedicated Contract Services	17	28	24
Other	4	(3)	(5)

Total segment operating income	$72	64	74

Less operating income of equity method investee	—	(1)	—

Consolidated statements of earnings amount	$72	63	74

	Depreciation expense
	2001	2000	1999
Truck	$70	65	—
Intermodal	21	23	—
Van/Intermodal	91	88	113
Logistics	—	—	1
Dedicated Contract Services	44	36	26
Other	8	10	9

Total	$143	134	149

(continued)

(11)     Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2001 and 2000 are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2001:
Operating revenues	$495,419	521,489	537,156	545,528

Operating income	$8,367	15,318	11,950	33,161

Net earnings	$1,645	8,568	4,549	18,183

Basic earnings per share	$.05	.24	.13	.51

Diluted earnings per share	$.05	.24	.12	.50

2000:
Operating revenues	$533,556	583,500	509,422	533,969

Operating income	$9,554	20,347	15,817	17,694

Net earnings	$5,013	11,054	9,123	10,885

Basic earnings per share	$.14	.31	.26	.31

Diluted earnings per share	$.14	.31	.26	.31

(12)     Restatement of Beginning Retained Earnings

In 2001, the Company modified its method of estimating and accruing its ultimate cost related to accident workers’ compensation, cargo and physical damage claims in accordance with accounting principles generally accepted in the United States of America.  The Company began applying loss development factors to its accident and workers’ compensation claims history.  This new method results in a more accurate estimate of the Company’s ultimate loss from claims than its prior method.

This new method resulted in a restatement of the following balances at December 31, 1998: a decrease in retained earnings of $10.2 million, an increase in claims payable of $16.3 million, and an increase in deferred tax assets of $6.1 million.  This restatement had no material impact on the 2000 and 1999 consolidated statements of income.  Accordingly, the Company’s consolidated balance sheet at December 31, 2000 has been restated to reflect the same adjustments to retained earnings, claims payable and deferred tax assets.

(continued)

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 2001 involving a change of accountants or disagreements on accounting and financial disclosure.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

        The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of  Stockholders to be held April 25, 2002 set forth under section entitled “Proposal One Election of Directors”.

EXECUTIVE OFFICERS

        Information with respect to executive officers of the Company is set forth in Item 4 of this Report under the caption “Executive Officers of the Company”.

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Items 11 and 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual  Meeting of  Stockholders to be held on April 25, 2002 set forth under sections entitled “Principal Stockholders of the Company,” “Report of the Compensation Committee,” “2002 Performance-based Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required for Item 13 is hereby incorporated by reference from Note (7) Related Party Transactions and Note (9) Investment in Affiliated Company of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement for Annual  Meeting of Stockholders to be held on April 25, 2002 set forth under the section entitled “Compensation Committee Interlocks and Insider Participation.”

PART IV

ITEM 14.   EXHIBITS

The following documents are filed as part of this report:

(a)     Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report (“Exhibit Index”).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lowell, Arkansas, on March 8, 2002.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

By:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and Administration,
Chief Financial Officer

By:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John A. Cooper, Jr.	Member of the Board	March 8, 2002
John A. Cooper, Jr.	of Directors

/s/ Wayne Garrison	Member of the Board	March 8, 2002
Wayne Garrison	of Directors (Chairman)

/s/ Gene George	Member of the Board	March 8, 2002
Gene George	of Directors

/s/ Thomas L. Hardeman	Member of the Board	March 8, 2002
Thomas L. Hardeman	of Directors

/s/ J. Bryan Hunt, Jr.	Member of the Board	March 8, 2002
J. Bryan Hunt, Jr.	of Directors (Vice Chairman)

/s/ J.B. Hunt	Member of the Board	March 8, 2002
J.B. Hunt	of Directors (Senior Chairman)

/s/ Johnelle Hunt	Member of the Board	March 8, 2002
Johnelle Hunt	of Directors (Corporate Secretary)

/s/ Kirk Thompson	Member of the Board	March 8, 2002
Kirk Thompson	of Directors (President and
Chief Executive Officer)

/s/ John A. White	Member of the Board	March 8, 2002
John A. White	of Directors

/s/ Leland Tollett	Member of the Board	March 8, 2002
Leland Tollett	of Directors

EXHIBIT INDEX

Exhibit

Number                     Description

3A              The Company’s Amended and Restated Articles of Incorporation dated May 19, 1988 (incorporated by reference from Exhibit 4A of the Company’s S-8 Registration Statement filed April 16, 1991; Registration Statement Number 33-40028).

3B                The Company’s Amended Bylaws dated September 19, 1983 (incorporated by reference from Exhibit 3C of the Company’s S-1 Registration Statement filed February 7, 1985; Registration Number 2-95714).

10A        Material Contracts of the Company (incorporated by reference from Exhibits 10A-10N of the Company’s S-1 Registration Statement filed February 7, 1985; Registration Number 2-95714).

10B          The Company has an Employee Stock Purchase Plan filed on Form S-8 on February 3, 1984 (Registration Number 2-93928), and a Management Incentive Plan filed on Form S-8 on April 16, 1991 (Registration Statement Number 33-40028). The Management Incentive Plan is incorporated herein by reference from Exhibit 4B of Registration Statement 33-40028.  The Company amended and restated its Employee Retirement Plan on Form S-8 (Registration Statement Number 33-57127) filed December 30, 1994.  The Employee Retirement Plan is incorporated herein by reference from Exhibit 99 of Registration Statement  Number 33-57127.  The Company amended and restated its Management Incentive Plan on Form S-8 (Registration Statement Number 33-40028) filed August 14, 2001.  The Company filed the Chairman’s Stock Option Incentive Plan as part of a definitive 14A on March 26, 1996.

21                  Subsidiaries of J.B. Hunt Transport Services, Inc.

                                •  J.B. Hunt Transport, Inc., a Georgia corporation

                                •  L.A., Inc., an Arkansas corporation

                                •  J.B. Hunt Corp., a Delaware corporation

                                •  J.B. Hunt Logistics, Inc., an Arkansas corporation

                                •  Comercializadora Internacional de Cargo S.A. De C.V., a Mexican corporation

                                •  Hunt Mexicana, S.A. de C.V., a Mexican corporation

                                •  Servicios de Logistica de Mexico, S.A. de C.V., a Mexican corporation

                                •  FIS, Inc., a Nevada corporation

23      Consent of KPMG LLP