Form 10-K405/A
period 2001-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2002-03-13
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K405/A

AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission file number 0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

615 J.B. Hunt Corporate Drive	72745
Lowell, Arkansas	(Zip Code)
(Address of principal executive offices)

(479) 820-0000

(Registrant’s telephone number, including area code)

            The following item presented on the cover page of the Annual Report on Form 10-K405 of J.B. Hunt Transport Services, Inc. for the year ended December 31, 2001 is amended to read as follows:

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.     ☐

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the twelfth day of March, 2002.

J. B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

By:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and Administration,
Chief Financial Officer

By:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer