Form 10-Q
period 2002-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2002-05-10
CIK 728535

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

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

(479) 820-0000

(Registrant’s telephone number, including area code)

                Indicate by check mark whether the registrant  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                                                                        Yes     ☒        No           ☐

                The number of shares of the registrant’s $.01 par value common stock outstanding on March 31, 2002 was 36,365,045.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended March 31, 2002

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31
	2002	2001
Operating revenues	$510,221	$495,419

Operating expenses
Salaries, wages and employee benefits	195,695	196,685
Rents and purchased transportation	156,055	131,789
Fuel and fuel taxes	46,980	62,279
Depreciation and amortization	35,984	35,513
Operating supplies and expenses	31,846	34,262
Insurance and claims	10,959	12,218
Operating taxes and licenses	7,988	8,072
General and administrative expenses, net of gains	4,812	(372)
Communication and utilities	6,271	6,606
Total operating expenses	496,590	487,052
Operating income	13,631	8,367
Interest expense	(6,836)	(6,264)
Equity in earnings (loss) of associated companies	(450)	166
Earnings before income taxes	6,345	2,269
Income taxes	1,491	624
Net earnings	$4,854	$1,645

Average basic shares outstanding	36,264	35,273

Basic earnings per share	$0.13	$0.05

Average diluted shares outstanding	37,269	35,657

Diluted earnings per share	$0.13	$0.05

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2002	December 31, 2001
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$12,404	$49,245
Accounts receivable	226,232	233,246
Prepaid expenses and other	90,912	102,308
Total current assets	329,548	384,799
Property and equipment	1,257,465	1,263,969
Less accumulated depreciation	419,861	432,258
Net property and equipment	837,604	831,711
Other assets	53,403	43,788
	$1,220,555	$1,260,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$33,000	$10,000
Current installments of obligations under capital leases	28,884	28,426
Trade accounts payable	111,684	163,291
Claims accruals	12,050	18,003
Accrued payroll	32,864	30,251
Other accrued expenses	6,488	12,713
Deferred income taxes	3,672	3,150
Total current liabilities	228,642	265,834
Long-term debt, excluding current maturities	212,981	212,950
Obligations under capital leases, excluding current installments	133,476	140,657
Claims accruals	5,389	5,275
Deferred income taxes	167,574	177,265
Stockholders' equity	472,493	458,317
	$1,220,555	$1,260,298

See accompanying notes to condensed consolidated financial statements.

J.B. Hunt Transport Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31
	2002	2001
Cash flows from operating activities:
Net earnings	$4,854	$1,645
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	35,984	35,513
(Gain) loss on sale of revenue equipment	205	(5,337)
Deferred income taxes	(9,169)	20
Equity in loss (earnings) of associated companies	450	(166)
Tax benefit of stock options exercised	4,584	80
Amortization of discount, net	31	160
Changes in operating assets and liabilities:
Trade accounts receivable	7,014	9,081
Other assets	20,819	10,248
Trade accounts payable	(51,607)	(22,678)
Claims accruals	(5,839)	1,769
Accrued payroll and other accrued expenses	(3,612)	(3,102)
Net cash provided by operating activities	3,714	27,233
Cash flows from investing activities:
Additions to property and equipment	(89,688)	(13,411)
Proceeds from sale of equipment	48,767	38,583
Decrease in other assets	(13,612)	(12,626)
Net cash provided by (used in) investing activities	(54,533)	12,546
Cash flows from financing activities:
Net borrowings (repayments) under commercial paper program and revolving credit agreements	—	(74,400)
Net borrowings (repayments) of long-term debt	23,000	52,000
Principal payments under capital lease obligations	(6,723)	(4,513)
Issuance (acquisition) of treasury stock	(2,299)	988
Net cash provided by (used in) financing activities	13,978	(25,925)
Net change in cash and cash equivalents	(36,841)	13,854
Cash and cash equivalents at beginning of period	49,245	5,370
Cash and cash equivalents at end of period	$12,404	$19,224
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,405	$8,371
Income taxes	14,320	186
Non-cash activities:
Capital lease obligations for revenue equipment	$—	$26,426

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.         Basis of Presentation

Our condensed consolidated financial statements included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 31, 2001 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations  of the Securities and Exchange Commission.  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading.  You should read the accompanying condensed consolidated financial statements in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

We believe that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made.  The results of operations for the interim periods presented in this report are not necessarily indicative of the results to be expected for the full calendar year ending December 31, 2002.

2.                          Long-Term Debt

                                    Long-term debt consists of (in thousands):

	3/31/2002	12/31/2001
Revolving credit line	$23,000	—

Senior notes payable, interest at 6.25% payable semiannually, due 9/1/2003	98,260	98,260

Senior notes payable, interest at 7.00% payable semiannually, due 9/15/2004	95,000	95,000

Senior subordinated notes, interest at 7.80% payable semiannually	30,000	30,000
	246,260	223,260

Less current maturities	(33,000)	(10,000)

Unamortized discount	(279)	(310)
	$212,981	$212,950

We have a revolving line of credit with a number of banks.  This agreement allows us to borrow up to $165 million to meet short term cash requirements.  This agreement expires on November 13, 2002.  As noted above, we had $23 million outstanding on this line of credit at March 31, 2002.

3.         Capital Stock

We have a stock option plan (Management Incentive Plan) that provides for the awarding of our common stock and stock options to key employees.  A summary of the restricted and non-statutory options to purchase our common stock follows:

		Weighted average	Number of
	Number of	exercise price	shares
	shares	per share	exercisable
Outstanding at December 31, 2001	4,037,144	$15.57	488,620

Granted	292,500	23.09
Exercised	(171,471)	14.30
Terminated	(17,300)	16.38

Outstanding at March 31, 2002	4,140,873	$16.15	344,949

            We revised our Management Incentive Plan in January of 2002.  The amendments included changes in vesting provisions and changes in the process of granting options to certain employees.

4.         Earnings Per Share

            We compute basic earnings per share by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options or other contracts to issue common stock options exercised or converted their holdings into common stock.  Outstanding stock options represent the only dilutive effects on weighted average shares.  The chart below presents a reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share.  All amounts in the chart, except per share amounts, are expressed in thousands.

	Three Months Ended March 31 (in thousands, except per share data)
	2002	2001
Net earnings	$4,854	$1,645
Basic weighted average shares outstanding	36,264	35,273
Dilutive effect of stock options	1,005	384
Diluted weighted average shares outstanding	37,269	35,657
Basic earnings per share	$0.13	$0.05
Diluted earnings per share	$0.13	$0.05

            We had some options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended March 31
	2002	2001
Number of shares under option	70,250	4,040,275

Range of exercise price	$26.00 - $37.50	$17.50 - $37.50

5.         Comprehensive Income

            Comprehensive income consists of net earnings and foreign currency translation adjustments.  During the three months ended March 31, 2002 and 2001, comprehensive income was equal to:  (in thousands):

	Three Months Ended March 31
	2002	2001
Net earnings	$4,854	$1,645
Foreign currency translation gain (loss)	7,037	(470)
Comprehensive income	$11,891	$1,175

6.         Income Taxes

            The effective income tax rates for the three months ended March 31, 2002 and 2001, were based on estimated annual combined effective rates of 23.5% and 27.5% respectively.

7.         Business Segments

            We operated three distinct business segments during the first quarter of 2002.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (10) of our annual report (Form 10-K) for the year ended December 31, 2001.  A summary of certain segment information is presented below (in millions):

	Assets
	As of March 31
	2002	2001
JBT	$860	$878
JBI	185	124
DCS	188	148
Other (includes corporate)	(12)	60
Total	$1,221	$1,210

	Revenues
	For The Three Months Ended March 31
	2002	2001
JBT	$188	$204
JBI	185	168
DCS	143	128
Subtotal	516	500
Inter-segment eliminations	(6)	(5)
Total	$510	$495

	Operating Income (Loss)
	For The Three Months Ended March 31
	2002	2001
JBT	($2.2)	($3.2)
JBI	10.5	7.3
DCS	5.3	4.3
Other (includes corporate)	—	—
Total	$13.6	$8.4

	Depreciation and Amortization Expense
	For The Three Months Ended March 31
	2002	2001
JBT	$18	$18
JBI	5	6
DCS	11	10
Other (includes corporate)	2	2
Total	$36	$36

8.                          Reclassifications

We have reclassified certain amounts from our 2001 financial statements  so they will be consistent with the way we have classified amounts in 2002.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2002 and 2001.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 1, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.  Our report dated February 1, 2002, contains an explanatory paragraph that refers to a restatement of retained earnings to reflect an increase in insurance claims payable.

/s/ KPMG LLP

Tulsa, Oklahoma

April 15, 2002

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            You should refer to the attached interim condensed consolidated financial statements and related notes and also to our annual report (Form 10-K) for the year ended December 31, 2001 as you read the following discussion.  We may make statements in this report and in documents we incorporate by reference that reflect our current expectation regarding future results of operations, performance and achievements.  These “forward-looking” statements are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Among all the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions, competitive rate fluctuations and availability of drivers.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the Securities and Exchange Commission.

                General

                We are one of the largest full-load transportation companies in North America.  We operate three distinct, but complementary, business segments and provide a wide range of general and specifically tailored freight and logistics services to our customers.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as the logistics provider by offering or arranging for others to provide the transportation service.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting ending on March 31, June 30 and September 30.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

            Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.

            The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect:

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

            In preparing financial statements and related disclosures, we must use estimates in determining the economic useful lives of assets, provisions for uncollectible accounts receivable, exposures under self-insurance plans and various other recorded or disclosed amounts.  However, we believe that certain accounting policies are of more significance in the financial statement preparation process than others and are discussed below.  To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise estimates, earnings will be affected.

            Workers’ Compensation and Accident Costs

            We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions and accidents and cargo claims.  Most insurance arrangements include a level of self insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  The amounts of self insurance change from time to time based on certain measurement dates and policy expiration dates.  Our current insurance coverage specifies that the first $5,000 of any claim is self insured and the self insured limit on certain claims is $1.5 million effective January 1, 2002, which is prefunded with our insurance carrier.  We are substantially self insured for loss of and damage to our owned and leased revenue equipment.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated ultimate cost of each claim.  At March 31, 2002, we had approximately $17 million of estimated net claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At March 31, 2002, we had a prepaid insurance asset of approximately $31 million.

            Revenue Equipment

            We operate a significant number of tractors, trailers and containers in connection with our business.  This equipment may be purchased or acquired under capital or operating leases.  In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements.  Revenue equipment which is purchased is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  Equipment acquired under capital leases is initially recorded at the net present value of the minimum lease payments and amortized on the straight-line method over the lease term or the estimated useful life, which ever is shorter.

            We have an arrangement with our primary tractor supplier for fixed residual or trade-in values for certain new equipment acquired since 1999.  We have utilized these values in accounting for purchased and leased tractors.  If the supplier is unable to perform under the terms of such agreements, it could have a material negative impact on our financial results.

            Revenue Recognition

            We recognize revenue based on the relative transit time of the freight transported.  Accordingly, a portion of the total revenue which will be billed to our customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period.

SEGMENTS

            We operated three segments during the first quarter of 2002.  These segments included:  Truck (JBT, Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote 10 of our annual report (Form 10-K) for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Summary of Operating Segments Results

For The Three Months Ended March 31

(dollars in millions)

	Operating Revenue			Operating Income (loss)
	2002	2001	% Change	2002	2001

JBT

$

188

$

204

(8

%)

$

(2.2

)

$

(3.2

)

JBI	185	168	10%	10.5	7.3
DCS	143	128	12%	5.3	4.3
Subtotal	516	500	3%	13.6	8.4
Inter-segment eliminations	(6)	(5)	—	—	—
Total	$510	$495	3%	$13.6	$8.4

            Overview

            Our total consolidated operating revenue for the first quarter of 2002 was $510 million, up 3% over the $495 million in the first quarter of 2001.  The current quarter’s revenue was reduced by $18.4 million of fuel surcharge revenue due to lower fuel prices.  Excluding this reduction in fuel surcharges, total revenue increased 7%.

            JBT segment revenue declined 8%, to $188 million for the first quarter of 2002, compared with $204 million in 2001.  If the amount of fuel surcharge revenue was excluded from both the 2002 and 2001 periods, the decline in JBT revenue would have been 4%.  This 4% decrease in revenue was primarily a result of an approximate 7% decline in miles per tractor, partly offset by an approximate 3% increase in revenue per loaded mile, exclusive of fuel surcharges.  The lower miles per tractor (productivity) was primarily due to relatively soft freight levels during January and the first half of February.  While JBT generated an operating loss of $2.2 million for the first quarter of 2002, the comparable loss in 2001 was $3.2 million, which included a $4.1 million gain on the sale of a group of older trailers.  This improvement in results was in spite of relatively soft freight levels in 2002.  The improved financial results in 2002 were partly due to the higher revenue per loaded mile, reduced empty miles and slightly lower driver pay costs.  The higher revenue per mile and reduced empty miles were a result of our focus on yield management, an initiative which began last year.

            JBI segment revenue increased 10%, to $185 million during the first quarter of 2002, compared with $168 million in 2001.  If the amount of fuel surcharge revenue was excluded from both the 2002 and 2001 periods, the increase in JBI revenue would have been 14%.  The increase in revenue was primarily due to an approximate 6% increase in load volume and a separate 6% increase in revenue per load.  The higher revenue per load was a result of changes in freight mix which generated a longer average length of haul.  Revenue was also enhanced by an approximate 1.4% increase in revenue per loaded mile.  Operating income of the JBI segment was $10.5 million in the first quarter of 2002, compared with $7.3 million in 2001.  This increase was primarily due to higher revenue levels and reduced dray cost per load.  In addition, operating income benefited from the higher revenue per loaded mile and lower equipment ownership and maintenance expenses.

            The DCS segment increased revenue 12% during the current quarter, to $143 million, from $128 million in the comparable period of 2001.  If the amount of fuel surcharge revenue was excluded from both the 2002 and 2001 periods, the increase in DCS revenue would have been 15%.  This increase in DCS segment revenue was driven by an approximate 13% increase in the average size of the tractor fleet.  DCS was also able to improve the utilization of segment assets which increased revenue per tractor in the first quarter of 2002.  Operating income rose to $5.3 million in the first quarter of 2002 from $4.3 million in 2001.  The 2001 results included a $1.3 million gain on the sale of some older trailers.  The improvement in 2002 operating income was partly due to the better utilization of tractors in service and efforts to reduce costs, including driver wages.  The improved operating income in 2002 was also in spite of approximately 200 tractors parked during the current quarter.

            The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31

	Percentage of		Percentage Change
	Operating Revenues		Between Quarters
	2002	2001	2002 vs. 2001
Operating revenues	100.0%	100.0%	3.0%
Operating expenses
Salaries, wages and employee benefits	38.4%	39.7%	(0.5%)
Rents and purchased transportation	30.6	26.6	18.4
Fuel and fuel taxes	9.2	12.6	(24.6)
Depreciation and amortization	7.1	7.2	1.3
Operating supplies and expenses	6.2	6.9	(7.1)
Insurance and claims	2.1	2.5	(10.3)
Operating taxes and licenses	1.6	1.6	(1.0)
General and administrative expenses, net of gains	0.9	(0.1)
Communication and utilities	1.2	1.3	(5.1)
Total operating expenses	97.3	98.3	2.0
Operating income	2.7	1.7	62.9
Interest expense	(1.3)	(1.3)	9.1
Equity in earnings (loss) of associated companies	(0.1)	0.0	—
Earnings before income taxes	1.3	0.4	179.6
Income taxes	0.3	0.1	138.9
Net earnings	1.0%	0.3%	195.1%

            Consolidated Operating Expenses

            Total operating expenses during the first quarter of 2002 increased 2.0% over the comparable period in 2001.  Rents and purchased transportation increased 18.4%, primarily due to the significant increase in JBI business which resulted in larger payments to railroads.  In addition, payments to Transplace, Inc. (TPI) increased in 2002 as more freight was outsourced to our related logistics partner.  The 24.6% decrease in fuel and fuel taxes was due to significantly lower fuel cost per gallon in 2002.  As previously mentioned, this lower fuel cost resulted in corresponding decreases in fuel surcharge revenue.  The 7.1% decline in operating supplies and expenses was primarily due to lower equipment maintenance costs at outside vendor repair locations.  We are moving more of our maintenance and revenue equipment repair work to our own facilities.  Insurance and claims costs declined 10.3%, primarily due to reduced accident frequency.  Interest expense increased 9.1%, partly due to higher interest rates and slightly higher debt levels.

            Equity in earnings of associated companies reflects our share of the operating results for Transplace, Inc. (TPI) and for our Mexican joint venture.  Equity in earnings (loss) amounts include the following:

	Three Months Ended March 31
	(000)
	2002	2001
TPI	$(450)	$(273)
Mexican joint venture	—	439
Total	$(450)	$166

            As we had previously announced, we signed an agreement during the fourth quarter of 2001 to sell our joint venture interest in Mexico to the majority owner.  This sale was closed during the first quarter of 2002 under the expected terms and conditions.  In accordance with the terms of the sale, we recorded a $18.1 million dollar note receivable.  The note carries an interest rate of 5%, requires annual principle payments and matures on June 30, 2005.  We do not expect any future significant impact on earnings related to this sale.

Liquidity and Capital Resources

            Cash Flow

            We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $3.7 million during the first quarter of 2002, compared with $27.2 million in the same period of 2001.  This decrease in cash provided was primarily a result of high levels of funding for accounts payable.  Payments totaling approximately $37.4 million were made during the first quarter of 2002 in connection with our insurance coverage.  Net cash used in investing activities was $54.5 million in 2002, compared with $12.5 million of net cash provided in 2001.  The primary reasons for this category netting to a positive cash provided amount during the first quarter of 2001 was the sale of some older trailers and a decision we made to utilize capital and operating leases to acquire new tractors.  During the current quarter we have been, once again, purchasing new tractors and containers, which results in additional cash used in investing activities.  Net cash provided from financing activities totaled $14.0 million in 2002, while it netted to a use of $25.9 million in 2001.  This change was primarily a result of reduced financing activity in 2001, related to fewer purchases of revenue equipment.

Selected Balance Sheet Data

	As of
	March 31, 2002	December 31, 2001	March 31, 2001
Working capital ratio	1.44	1.45	1.14

Current maturities of long-term debt and current installations of obligations under capital leases (millions)	$62	$38	$83

Total debt and obligations under capital leases (millions)	$408	$392	$401

Total debt to equity	.86	.86	.93

Total debt as a percentage of total capital	.46	.46	.48

            Liquidity

            Our need for capital typically has resulted from the acquisition of revenue equipment to support growth and the replacement of older tractors and trailing equipment with new, late model equipment.  We are frequently able to accelerate or postpone some equipment replacements depending on market conditions.  In the past we have obtained capital through public stock offerings, debt financing, revolving lines of credit and cash generated from operations.  We have also utilized capital and operating leases to acquire revenue equipment.

            Net capital expenditures approximated $28 million during calendar year 2001 and $42 million during the first quarter of 2002.  We made a decision to start purchasing new tractors and containers rather than utilizing capital leases effective in October of 2001, which resulted in higher levels of capital spending.  We currently expect to spend in the range of $150 million, net of expected proceeds from sale or trade-in allowances, on revenue equipment for the full calendar year of 2002.

            We are authorized to borrow up to $165 million under our current revolving line of credit and had $23 million outstanding on this line at March 31, 2002.  We believe that our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  In the event that our need for capital would change, we may also consider other alternatives for longer-run additional capital.

	Contractual Cash Obligations
	As of March 31, 2002
	(000)
	Amounts Due by Period
		Less Than	One To	Four To	After
	Total	One Year	Three Years	Five Years	Five Years

Operating leases

$

289,453

$

67,965

$

95,250

$

				86,431

$

39,807

Capital leases	69,894	38,514	31,380	—	—
Senior and subordinated notes payable	246,260	10,000	236,260	—	—
Subtotal	$605,607	116,479	$362,890	$86,431	$39,807
Commitments to acquire revenue equipment	85,000	85,000	—	—	—
Total	$690,607	$201,479	$362,890	$86,431	$39,807

	Financing Commitments
	As of March 31, 2002
	(000)
	Commitments Expiring By Period
		Less Than	One To	Four To	After
	Total	One Year	Three Years	Five Years	Five Years
Revolving credit arrangements	$165,000	$165,000	—	—	—
Standby letters of credit	26,760	26,760	—	—	—
Total	$191,760	$191,760	—	—	—

Recent Accounting Pronouncements

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

            Statement 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.  We were required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.  Goodwill acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.  Statement 143  requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  Statement 143 is effective for fiscal years beginning after June 15, 2002.  Statement 144 retained the requirement to report separately discontinued operations and extended that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  Statement 144 was effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years.

            We have adopted Statements 141, 142, and 144 effective January 1, 2002.  We have no goodwill or intangible assets as of March 31, 2002, and the adoption of these Statements had no impact on our financial statements.  We are currently assessing the impact of Statement 143 on our financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                        Our earnings are affected by changes in short-term interest rates as a result of  our use of short-term revolving lines of credit.  We from time to time utilize interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at March 31, 2002.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on our results of operations based on variable rate debt outstanding at March 31, 2002.  At March 31, 2002, the fair value of our fixed rate long-term obligations approximated carrying value.

            Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2002.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from its foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

PART II

OTHER INFORMATION

Item 1.          Legal Proceedings

                      None applicable.

Item 2.          Changes in Securities

                      None applicable.

Item 3.          Defaults Upon Senior Securities

                      None applicable.

Item 4.          Submission of Matters to a Vote of Security Holders

                      Our annual meeting of stockholders was held on April 25, 2002.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  At the meeting, stockholders voted on the following resolutions with the vote tabulations so indicated:

		Votes
		For	Against	Abstained
1.	To elect four Class I Directors for a term of three years each.	33,092,699	0	104,997

2.	To ratify the appointment of KPMG LLP as our principal independent public accountants for the next fiscal year.	32,750,897	439,580	7,219

There was no solicitation in opposition to our nominees for Directors as listed in the proxy statement and each nominee was elected by greater than ninety-two percent of the shares entitled to vote.  No additional business or other matters came before the meeting or any adjournment thereof.

Item 5.                             Other information

                      None applicable.

Item 6.          Exhibits and Reports on Form 8-K

(a)                Exhibits

Exhibit 10 — Amended and Restated Management Incentive Plan filed as Exhibit Form S-8 on May 9, 2002, which is herein incorporated by reference.

Exhibit 15 — Awareness letter related to Independent Accountants’ Review Report.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.B. HUNT TRANSPORT SERVICES, INC.

DATE:	May 10, 2002	BY:	/s/ Kirk Thompson
Kirk Thompson
President and
Chief Executive Officer

DATE:	May 10, 2002	BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance
and Chief Financial Officer

DATE:	May 10, 2002	BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller
and Chief Accounting Officer