Form 10-K/A
period 2001-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2002-05-29
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission file number 0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

615 J.B. Hunt Corporate Drive	72745
Lowell, Arkansas	(Zip Code)
(Address of principal executive offices)

(479) 820-0000

(Registrant’s telephone number, including area code)

Explanatory Note

        This Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2001 is being filed primarily: (i) to correct mathematical errors in the table of Operating Segment information contained in Item 7, Management’s Discussion and Analysis of Operations and Financial Condition, comparing the years ended 2001 with 2000; (ii) to correct mathematical errors in the table of Contractual Cash Obligations contained in the Liquidity section of Item 7; and (iii) to correct certain other errors related to the rounding of statistical data contained in the discussion portions of Item 7. These corrections had no impact on and do not reflect changes in the consolidated balance sheets, statements of earnings, stockholders’ equity and cash flows as of and for the years ended December 31, 2001, 2000 and 1999.

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

MARKETING AND  OPERATIONS

        JBHT transports a wide range of products including automotive parts, department store merchandise, paper and wood products, food and beverages, plastics, chemicals and manufacturing materials and supplies.  The Company’s primary customers include many of the  “Fortune 500” companies.  The Company's largest customer in 2001 was Wal-Mart Stores, Inc., which accounted for approximately 16% of total revenue.  A broad geographic dispersion and a good balance in the type of freight transported allows JBHT some protection from major seasonal fluctuations.  However, consistent with the truckload industry in general, freight is typically stronger during the second half of the year, with peak volume occurring in August through mid November.  Revenue and earnings are also affected by bad weather, holidays, fuel prices, driver cost and availability, and railroad service levels.

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

RESULTS OF OPERATIONS

        2001 Compared With 2000

Operating Segments

For Years Ended December 31

(in millions of dollars)

	Gross Revenue				Operating Income
	2001	2000		% Change	2001	2000
JBT	$828.6	$833.8		(1)%	$8.7	$(7.1)
JBI	740.5	681.1		9%	42.1	36.7
DCS	548.7	478.6		15%	17.4	28.4
JBL	—	230.0	*	—	—-	8.1	*
Other	.6	—		—	4.0	(2.7)
Subtotal	2,118.4	2,223.5		(5)%	72.2	63.4
Inter-segment eliminations	(18.1)	(63.1)		—	—	—
Total	$2,100.3	$2,160.4		(3)%	$72.2	$63.4

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

        JBT segment revenue totaled $828.6 million in 2001, down 1% from 2000.  This decline was due in part to the softer economy that created a reduced demand for freight.  The Company began focusing on improving the operating ratio through cost management initiatives rather than JBT fleet growth.  The Company has no plans to grow the JBT fleet until such time that a reasonable operating income has been achieved warranting the additional investment of capital.  JBT tractor count, including independent contractors (I/C’s) declined nearly 3% during 2001 and tractor utilization was also down approximately 3%.  However, revenue per loaded mile increased 3.2%, excluding fuel surcharges, reflecting freight mix changes and pure rate increases,.  The Truck segment generated operating income of $8.7 million in 2001, compared with a loss of $7.1 million in 2000.  As a result of a new initiative commenced in late 2000, the number of I/C’s in JBT grew to 337 in 2001, from 16 at the end of 2000.  Continued volatility in the earnings power of the Truck unit is likely to prevail until supply and demand factors in the truckload industry improve.  Additional improvement is significantly dependent upon increases in the availability of freight.

        JBI segment business was reasonably strong during 2001 and grew 9% to $740.5 million from $681.1 million in 2000.  The Intermodal segment held its tractor count essentially flat at 910 during 2001. Unlike the other segments, growth of JBI is not easily tracked by number of tractors, as JBI can utilize outside dray carriers and the other JBHT business units to support load and revenue growth.  The increase in revenue can be attributed to a 5% increase in the number of loads from 2000 to 2001 coupled with a 1.7% increase in revenue per loaded mile, excluding fuel surcharges.  As a result of revenue growth and utilization of containers, JBI operating income climbed 13% in 2001 to $42.1 million from $36.7 million in 2000.

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

        JBT segment revenue increased 9%, to $833.8 million in 2000, from $763.2 million, in 1999.  Revenue per loaded mile, excluding fuel surcharges, increased 3.2% in 2000.  The JBT company owned/leased tractor fleet totaled 5,850 at December 31, 2000.  A new initiative to utilize independent contractors, who own their tractors was commenced in late 2000.  The JBT segment had operating arrangements with 16 independent contractors at December 31, 2000.  The JBT segment incurred an operating loss of $7.1 million in 2000.  Since the JBT and JBI segments were operated in combined fashion during 1999, no comparative operating results were available.  A portion of the year 2000 JBT operating loss was due to certain costs incurred to separate the JBT and JBI business units.

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

        During 2000, DCS segment revenue grew 49%, to $478.6 million, from $320.2 million in 1999.  A portion of the DCS segment revenue growth was due to transfers of equipment and drivers from the JBT business segment.  The DCS tractor fleet increased 43% to total 3,890 at December 31, 2000.  DCS operating income was $28.4 million in 2000, compared with $24.1 million in 1999.  The lower margin on the DCS segment business in 2000 was primarily due to a higher proportionate share of corporate support costs being assigned to the business.

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

Contractual Cash Obligations

As of December 31, 2001

(000)

	Amounts Due By Period
		Less Than	One To	Four To	After
	Total	One Year	Three Years	Five Years	Five Years
Operating Leases	$321,212	$70,078	$106,447	$92,940	$51,747
Capital leases	188,381	38,514	149,867	—	—
Senior and subordinated
notes payable	223,260	10,000	213,260	—	—
Subtotal	$732,853	$118,592	$469,574	$92,940	$51,747
Commitments to acquire
revenue equipment	128,000	128,000	—	—	—
Total	$860,853	$246,592	$469,574	$92,940	$51,747

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

(continued)

(11)     Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2001 and 2000 are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2001:
Operating revenues	$495,419	521,489	537,156	546,241

Operating income	$8,367	15,318	11,950	36,574

Net earnings	$1,645	8,568	4,549	18,183

Basic earnings per share	$.05	.24	.13	.51

Diluted earnings per share	$.05	.24	.12	.50

2000:
Operating revenues	$533,556	583,500	509,422	533,969

Operating income	$9,554	20,347	15,817	17,694

Net earnings	$5,013	11,054	9,123	10,885

Basic earnings per share	$.14	.31	.26	.31

Diluted earnings per share	$.14	.31	.26	.31

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 28th day of May, 2002.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/	Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

By:	/s/	Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and Administration, Chief Financial Officer

By:	/s/	Donald G. Cope
Donald G. Cope
Senior Vice President, Controller, Chief Accounting Officer