Form 10-Q/A
period 2002-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2002-05-29
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO THE QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002

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

Explanatory Note

                This Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2002, is being filed primarily to correct errors in the table of Contractual Cash Obligations in the Liquidity section of Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

            Net capital expenditures approximated $28 million during calendar year 2001 and $41 million during the first quarter of 2002.  We made a decision to start purchasing new tractors and containers rather than utilizing capital leases effective in October of 2001, which resulted in higher levels of capital spending.  We currently expect to spend in the range of $150 million, net of expected proceeds from sale or trade-in allowances, on revenue equipment for the full calendar year of 2002.

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

Operating leases

$

304,535

$

68,394

$

96,000

$

				87,023

$

53,118

Capital leases	178,772	38,514	140,258	—	—
Senior and subordinated notes payable	246,260	33,000	213,260	—	—
Subtotal	$729,567	139,908	$449,518	$87,023	$53,118
Commitments to acquire revenue equipment	85,000	85,000	—	—	—
Total	$814,567	$224,908	$449,518	$87,023	$53,118

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