Form 10-Q
period 2002-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2002-07-29
CIK 728535

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

Yes  ☒    No  ☐

The number of shares of the registrant’s $.01 par value common stock outstanding on June 30, 2002 was 39,199,017.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended June 30, 2002

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Operating revenues	$557,328	$521,489	$1,067,549	$1,016,909

Operating expenses
Salaries, wages and employee benefits	202,833	197,008	398,528	393,693
Rents and purchased transportation	169,591	144,933	325,645	276,723
Fuel and fuel taxes	50,982	58,835	97,962	121,114
Depreciation and amortization	35,920	35,337	71,904	70,850
Operating supplies and expenses	33,299	35,904	65,146	70,166
Insurance and claims	13,704	12,249	24,663	24,467
Operating taxes and licenses	8,339	8,321	16,327	16,393
General and administrative expenses, net of gains	8,153	6,611	12,965	6,239
Communication and utilities	5,998	6,473	12,269	13,079
Total operating expenses	528,819	505,671	1,025,409	992,724
Operating income	28,509	15,818	42,140	24,185
Interest expense	(6,913)	(5,917)	(13,749)	(12,182)
Equity in earnings (loss) of associated companies	(830)	(155)	(1,280)	12
Earnings before income taxes	20,766	9,746	27,111	12,015
Income taxes	5,287	1,178	6,778	1,802
Net earnings	$15,479	$8,568	$20,333	$10,213

Average basic shares outstanding	37,107	35,312	36,688	35,292

Basic earnings per share	$0.42	$0.24	$0.55	$0.29

Average diluted shares outstanding	38,302	35,811	37,788	35,734

Diluted earnings per share	$0.40	$0.24	$0.54	$0.29

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,324	$49,245
Accounts receivable	246,818	233,246
Prepaid expenses and other	79,666	102,308
Total current assets	406,808	384,799
Property and equipment	1,266,023	1,263,969
Less accumulated depreciation	429,376	432,258
Net property and equipment	836,647	831,711
Other assets	46,452	43,788
	$1,289,907	$1,260,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Current installments of obligations under capital leases	29,355	28,426
Trade accounts payable	120,531	163,291
Claims accruals	18,052	18,003
Accrued payroll	39,620	30,251
Other accrued expenses	13,295	12,713
Deferred income taxes	—	3,150
Total current liabilities	230,853	265,834
Long-term debt, excluding current maturities	202,763	212,950
Obligations under capital leases, excluding current installments	126,212	140,657
Claims accruals and other liabilities	1,970	5,275
Deferred income taxes	171,373	177,265
Stockholders’ equity	556,736	458,317
	$1,289,907	$1,260,298

See accompanying notes to condensed consolidated financial statements.

J.B. Hunt Transport Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30
	2002	2001
Cash flows from operating activities:
Net earnings	$20,333	$10,213
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	71,904	70,850
(Gain) loss on sale of revenue equipment	333	(4,918)
Deferred income taxes	(13,723)	381
Equity in loss (earnings) of associated companies	1,280	(12)
Tax benefit of stock options exercised	5,285	256
Amortization of discount, net	63	192
Changes in operating assets and liabilities:
Trade accounts receivable	(13,572)	(3,210)
Other assets	36,744	18,379
Trade accounts payable	(42,760)	(30,366)
Claims accruals	(3,256)	1,789
Accrued payroll and other accrued expenses	9,951	4,844
Net cash provided by operating activities	72,582	68,398
Cash flows from investing activities:
Additions to property and equipment	(136,463)	(27,723)
Proceeds from sale of equipment	60,492	57,166
Increase (decrease) in other assets	(7,490)	2,479
Net cash provided by (used in) investing activities	(83,461)	31,922
Cash flows from financing activities:
Net repayments under commercial paper program and revolving credit agreements	—	(74,400)
Repayments of long-term debt	(10,250)	—
Principal payments under capital lease obligations	(13,557)	(10,063)
Proceeds from sale of common stock	68,106	—
Issuance (acquisition) of treasury stock	(2,341)	1,263
Net cash provided by (used in) financing activities	41,958	(83,200)
Net change in cash and cash equivalents	31,079	17,120
Cash and cash equivalents at beginning of period	49,245	5,370
Cash and cash equivalents at end of period	$80,324	$22,490
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,920	$12,255
Income taxes	20,501	531
Non-cash activities:
Capital lease obligations for revenue equipment	$41	$61,007
Non-monetary proceeds from sale of joint venture	1,161	—

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

2.                          Long-Term Debt

Long-term debt consists of (in thousands):

	6/30/2002	12/31/2001

Senior notes payable, interest at 6.25% payable semiannually, due 9/1/2003	$88,010	$98,260

Senior notes payable, interest at 7.00% payable semiannually, due 9/15/2004	95,000	95,000

Senior subordinated notes, interest at 7.80% payable semiannually, due 10/30/2004	30,000	30,000
	213,010	223,260

Less current maturities	(10,000)	(10,000)

Unamortized discount	(247)	(310)
	$202,763	$212,950

We have a revolving line of credit with a number of banks.  This agreement allows us to borrow up to $165 million to meet short term cash requirements.  This agreement expires on November 13, 2002.  As of June 30, 2002, we had no balances outstanding on this line of credit.

3.         Capital Stock

We have a stock option plan (Management Incentive Plan) that provides for the awarding of our common stock and stock options to key employees.  A summary of the restricted and non-statutory options to purchase our common stock follows:

	Number of shares	Weighted average exercise price per share	Number of shares exercisable
Outstanding at December 31, 2001	4,037,144	$15.57	488,620

Granted	302,500	23.16
Exercised	(316,180)	14.70
Terminated	(93,050)	14.82

Outstanding at June 30, 2002	3,930,414	$16.15	609,127

We revised our Management Incentive Plan in January of 2002.  The amendments included changes in vesting provisions and changes in the process of granting options to certain employees.

We closed on an offering of approximately 5.9 million shares of common stock in late May and June of 2002.  We issued and sold approximately 2.8 million shares and 3.1 million shares were sold by a shareholder.  The selling price of the stock was $26 per share before underwriters’ discounts and other expenses.

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

	Three Months Ended June 30

			Six Months Ended June 30

	2002	2001	2002	2001
Net earnings	$15,479	$8,568	$20,333	$10,213

Basic weighted average shares outstanding	37,107	35,312	36,688	35,292

Dilutive effect of stock options	1,195	499	1,100	442

Diluted weighted average shares outstanding	38,302	35,811	37,788	35,734

Basic earnings per share	$0.42	$0.24	$0.55	$0.29

Diluted earnings per share	$0.40	$0.24	$0.54	$0.29

We had some options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Number of shares under option	60,000	476,100	60,000	4,005,100

Range of exercise price	$28.88 - $37.50	$18.17 - $37.50	$28.88 - $37.50	$17.63 - $37.50

5.         Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments.  During the three and six months ended June 30, 2002 and 2001, comprehensive income was equal to:  (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net earnings	$15,479	$8,568	$20,333	$10,213
Foreign currency translation gain (loss)	—	2,935	7,037	2,465
Comprehensive income	$15,479	$11,503	$27,370	$12,678

6.         Income Taxes

The effective income tax rates for the three and six months ended June 30, 2002 and 2001, were based on estimated annual combined effective rates of 25.0% and 15.0%, respectively.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  These transactions used a structure that the Internal Revenue Service (IRS) has recently indicated it intends to examine.  We have voluntarily disclosed these transactions to the IRS.  If the IRS challenges our transactions, we intend to vigorously defend them.  However, if the IRS successfully challenges these transactions, and is successful in disallowing some or all of the tax benefits that we realized, these actions could have a material adverse effect on our financial condition and operating results.

7.         Business Segments

We operated three distinct business segments during the six months ended June 30, 2002.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (10) of our annual report (Form 10-K) for the year ended December 31, 2001.  A summary of certain segment information is presented below (in millions):

	Assets
	As of June 30
	2002	2001
JBT	$852	$896
JBI	203	138
DCS	210	160
Other (includes corporate)	25	3
Total	$1,290	$1,197

	Revenues
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
JBT	$212	$211	$400	$416
JBI	198	180	384	348
DCS	151	135	294	262
Subtotal	561	526	1,078	1,026
Inter-segment eliminations	(4)	(5)	(10)	(9)
Total	$557	$521	$1,068	$1,017

	Operating Income (Loss)
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
JBT	$10.9	$2.9	$8.7	$(.4)
JBI	11.3	10.1	21.8	17.4
DCS	6.7	4.9	12.1	9.2
Other (includes corporate)	(0.4)	(2.1)	(0.5)	(2.0)
Total	$28.5	$15.8	$42.1	$24.2

	Depreciation Expense
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
JBT	$17	$18	$35	$35
JBI	5	5	10	11
DCS	12	10	23	21
Other (includes corporate)	2	2	4	4
Total	$36	$35	$72	$71

8.                          Reclassifications

We have reclassified certain amounts from our 2001 financial statements so they will be consistent with the way we have classified amounts in 2002.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of earnings for the three and six month periods ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

July 15, 2002

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should refer to the attached interim condensed consolidated financial statements and related notes and also to our annual report (Form 10-K) for the year ended December 31, 2001 as you read the following discussion.  We may make statements in this report and in documents we incorporate by reference that reflect our current expectation regarding future results of operations, performance and achievements.  These “forward-looking” statements are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions, competitive rate fluctuations, availability of drivers and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the Securities and Exchange Commission.

General

We are one of the largest full-load transportation companies in North America.  We operate three distinct, but complementary, business segments and provide a wide range of general and specifically tailored freight and logistics services to our customers.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect:

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

In preparing financial statements and related disclosures, we also must use estimates in determining the economic useful lives of assets, provisions for uncollectible accounts receivable, exposures under self-insurance plans and various other recorded or disclosed amounts.  However, we believe that certain accounting policies are of more significance in the financial statement preparation process than others and are discussed below.  To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise estimates, earnings will be affected.

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions and accidents and cargo claims.  Most insurance arrangements include a level of self insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  The amounts of self insurance change from time to time based on certain measurement dates and policy expiration dates.  Our current insurance coverage specifies that the first $5,000 of any claim is self insured and the self insured limit on certain claims is $1.5 million, which is prefunded with our insurance carrier.  We are substantially self insured for loss of and damage to our owned and leased revenue equipment.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated ultimate cost of each claim.  At June 30, 2002, we had approximately $18 million of estimated net claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At June 30, 2002, we had a prepaid insurance asset of approximately $20 million.

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

SEGMENTS

We operated three segments during the six months ended June 30, 2002.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (10) of our annual report (Form 10-K) for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Comparison of Second Quarter 2002 to Second Quarter 2001

Summary of Operating Segments Results

For The Three Months Ended June 30

(dollars in millions)

	Operating Revenue			Operating Income (loss)
	2002	2001	% Change	2002	2001

JBT

$

212

$

211

—

$

10.9

$

2.9

JBI	198	180	10%	11.3

					10.1
DCS	151	135	12	6.7	4.9
Other	—	—	—	(0.4)	(2.1)
Subtotal	561	526	7	28.5	15.8
Inter-segment eliminations	(4)	(5)	—	—	—
Total	$557	$521	7%	$28.5	$15.8

Overview

Our total consolidated operating revenue for the second quarter of 2002 was $557 million, up 7% over the $521 million in the second quarter of 2001.  Compared to the previous year, the current quarter’s revenue was reduced by a $9.2 million decrease in fuel surcharge revenue due to lower fuel prices.  Excluding this reduction in fuel surcharges, total revenue increased 9%.

JBT segment revenue totaled $212 million for the second quarter of 2002, essentially equal to the second quarter of 2001.  If the amount of fuel surcharge revenue was excluded from both the 2002 and 2001 periods, segment revenue would have increased approximately 3% in 2002.  This 3% increase in revenue was primarily a result of an approximate 4% increase in revenue per loaded mile, exclusive of fuel surcharges, offset by a decline in miles per tractor and a small decline in the size of the tractor fleet.  Part of the decline in miles per tractor was due to the reduction of empty miles to 9% in the current quarter from 12% in the comparable period of 2001.  The increase in revenue per loaded mile, excluding fuel surcharges, and the decrease in empty miles helped contribute to the significant improvement in earnings of the JBT segment.  Operating income for the second quarter of 2002 was $10.9 million, compared with $2.9 million in 2001.  The operating ratio of the JBT segment was 94.8% in 2002 and 98.6% in 2001.  The higher revenue per mile and lower empty miles were a result of our yield management initiatives launched in late 2001.  A decline in driver pay as a cost per mile in 2002 also enhanced operating income.

JBI segment revenue increased 10%, to $198 million during the second quarter of 2002, compared with $180 in 2001.  If the amount of fuel surcharge revenue was excluded from both the 2002 and 2001 periods, the increase in JBI revenue would have been 12%.  The increase in revenue was primarily due to an approximate 7% increase in load volume and a nearly 2% increase in revenue per load including fuel surcharge.  The higher revenue per load was a result of changes in freight mix which generated a longer average length of haul and a 0.5% increase in revenue per loaded mile, excluding fuel surcharges.  Operating income of the JBI segment was $11.3 million in the second quarter of 2002, compared with $10.1 million in 2001.  The operating ratio of the JBI segment was 94.3% in 2002 and 94.4% in 2001.  In addition to higher revenue per load, operating income was enhanced by lower dray cost per load.

DCS segment revenue rose 12%, to $151 million in 2002, from $135 million in 2001.  If fuel surcharge revenue was excluded from both of the 2002 and 2001 periods, the increase in DCS revenue would have been 14%.  This increase in DCS segment revenue was driven by an approximate 6% increase in the average size of the tractor fleet and a 7% increase in net revenue per tractor, excluding fuel surcharge.  Primarily a result of new project start-ups, idle tractors declined from 228 at March 31, 2002 to 70 at June 30, 2002.  Operating income rose to $6.7 million in the second quarter of 2002 from $4.9 million in 2001.  The operating ratio of the DCS segment was 95.5% in 2002 and 96.3% in 2001.  The improvement in 2002 operating income was primarily due to better utilization of tractors in service and efforts to reduce costs, including driver wages.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30

	Percentage of Operating Revenues		Percentage Change Between Quarters
	2002	2001	2002 vs. 2001
Operating revenues	100.0%	100.0%	6.9%
Operating expenses
Salaries, wages and employee benefits	36.4%	37.8%	3.0%
Rents and purchased transportation	30.4	27.8	17.0
Fuel and fuel taxes	9.1	11.3	(13.3)
Depreciation and amortization	6.4	6.8	1.6
Operating supplies and expenses	6.0	6.9	(7.3)
Insurance and claims	2.5	2.3	11.9
Operating taxes and licenses	1.5	1.6	0.2
General and administrative expenses, net of gains	1.5	1.3	23.3
Communication and utilities	1.1	1.2	(7.3)
Total operating expenses	94.9	97.0	4.6
Operating income	5.1	3.0	80.2
Interest expense	(1.3)	(1.1)	16.8
Equity in earnings (loss) of associated companies	(0.1)	0.0	(435.5)
Earnings before income taxes	3.7	1.9	113.1
Income taxes	0.9	0.2	348.8
Net earnings	2.8%	1.6%	80.7%

Consolidated Operating Expenses

Total operating expenses during the second quarter of 2002 increased 4.6% over the comparable period in 2001.  Rents and purchased transportation increased 17.0%, primarily due to the increase in our JBI business and the resulting larger payments to railroads.  In addition, payments to Transplace, Inc. (TPI) increased in 2002, as more freight was outsourced to our related logistics partner.  Payments to Independent Contractors have also increased as we grow this fleet.  The 13.3% decrease in fuel and fuel taxes was due to significantly lower fuel cost per gallon in 2002.  As we noted earlier, this lower fuel cost resulted in corresponding decreases in fuel surcharge revenue.  The 7.3% decline in operating supplies and expenses was primarily due to lower levels of spending for outside vendor maintenance services.  We are moving more of our maintenance and revenue equipment repair work to our own facilities.  Insurance and claims costs increased 11.9%, primarily related to higher accident frequency and incurred costs.  General and administrative expenses increased 23.3%, partly due to higher spending in 2002 for driver advertising and bad debt reserves.  Interest expense increased 16.8%, partly due to changes we made in our short-term financing programs and higher interest expense on capitalized leases.

Equity in earnings of associated companies reflects our share of the operating results for Transplace, Inc. (TPI) and for our Mexican joint venture.  Equity in earnings (loss) amounts include the following:

	Three Months Ended June 30 (000)
	2002	2001
TPI	$(830)	$(465)
Mexican joint venture	—	310
Total	$(830)	$(155)

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

Summary of Operating Segments Results

For The Six Months Ended June 30

(dollars in millions)

	Operating Revenue			Operating Income (loss)
	2002	2001	% Change	2002	2001

JBT

$

400

$

416

(4

)%

$

8.7

$

(.4

)

JBI	384	348	10	21.8	17.4
DCS	294	262	12	12.1	9.2
Other	—	—	—	(0.5)	(2.0)
Subtotal	1,078	1,026	5	42.1	24.2
Inter-segment eliminations	(10)	(9)	—	—	—
Total	$1,068	$1,017	5%	$42.1	$24.2

Overview

Our total consolidated operating revenue for the first six months of 2002 was $1.068 billion, up 5% over the $1.017 billion for the first six months of 2001.  Compared to the previous year, the current year’s revenue was reduced by a $27.6 million decrease in fuel surcharge revenue related to lower fuel cost per gallon.  If the amount of fuel surcharge revenue was excluded from both 2002 and 2001 periods, revenue growth would have been 8%.

JBT segment revenue declined 4%, to $400 million for the first six months of 2002, compared with $416 million in 2001.  If the amount of fuel surcharge revenue was excluded from both the 2002 and 2001 periods, the decline in JBT revenue would have been 1%.  This 1% decrease in revenue was primarily a result of an approximate 6% decrease in miles per tractor, partly offset by an approximate 3.7% increase in revenue per loaded mile, exclusive of fuel surcharges.  The lower miles per tractor was partly due to relatively soft freight levels during January and February and lower empty miles.  The average size of the tractor fleet also declined about 2% during the first six months of 2002.  The increase in revenue per loaded mile, excluding fuel surcharges, and the decline in empty miles run contributed to the significant improvement in earnings of the JBT segment.  Operating income for the first six months of 2002 was $8.7 million, compared with a loss of $.4 million 2001.  The operating ratio of the JBT segment was 97.8% for the first six months of 2002 and 100.1% for the first six months of 2001.  The loss in 2001 was also reduced by a $4.1 million gain on the sale of trailers, which closed in March.

JBI segment revenue increased 10%, to $384 million during the first six months of 2002, compared with $348 million in 2001.  The increase in segment revenue would have been 13% if fuel surcharge revenue was excluded from both periods.  The increase in revenue was primarily due to an approximate 6% increase in load volume and a 2% increase in revenue per load.  The higher revenue per load resulted from changes in freight mix which generated a longer average length of haul and a 1% increase in revenue per loaded mile, exclusive of fuel surcharges.  Operating income in the JBI segment totaled $21.8 million in 2002, compared with $17.4 million in 2001.  This increase was primarily due to higher revenue levels and reduced dray cost per load.  The JBI operating ratio was 94.3% for the first six months of 2002 and 95.0% for the comparable period of 2001.

Revenue rose 12% in the DCS segment to $294 million during the first six months of 2002, compared with $262 million in 2001.  This increase in DCS segment revenue would have been 15% if fuel surcharge revenue was excluded from both periods.  This increase in DCS revenue was driven by a 10% increase in the size of the average tractor fleet and a 6% increase in net revenue per tractor, excluding fuel surcharge.  Operating income rose to $12.1 million in 2002, from $9.2 million in 2001.  The DCS segment operating ratio for the first six months of 2002 was 95.9%, compared to 96.5% for the first 6 months of 2001.  This improvement in 2002 operating income was primarily due to better utilization of tractors in service and efforts to reduce costs, including driver wages.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30

	Percentage of Operating Revenues		Percentage Change Between Quarters
	2002	2001	2002 vs. 2001
Operating revenues	100.0%	100.0%	5.0%
Operating expenses
Salaries, wages and employee benefits	37.3%	38.7%	1.2%
Rents and purchased transportation	30.5	27.2	17.7
Fuel and fuel taxes	9.2	11.9	(19.1)
Depreciation and amortization	6.8	7.0	1.5
Operating supplies and expenses	6.1	6.9	(7.2)
Insurance and claims	2.3	2.4	0.8
Operating taxes and licenses	1.5	1.6	(0.4)
General and administrative expenses, net of gains	1.2	0.6	107.8
Communication and utilities	1.2	1.3	(6.2)
Total operating expenses	96.1	97.6	3.3
Operating income	3.9	2.4	74.2
Interest expense	(1.3)	(1.2)	12.9
Equity in earnings (loss) of associated companies	(0.1)	—	—
Earnings before income taxes	2.5	1.2	125.6
Income taxes	0.6	0.2	276.1
Net earnings	1.9%	1.0%	99.1%

Consolidated Operating Expenses

Total operating expenses for the first six months of 2002 were up 3.3% over the comparable period of 2001.  Rents and purchased transportation expense increased 17.7%, primarily due to the increase in JBI business, which resulted in larger payments to railroads.  In addition, payments to TPI increased in 2002, as more freight was outsourced to our logistics partner, and payments to Independent Contractors increased as we grow this fleet.  The 19.1% decrease in fuel and fuel taxes was due to significantly lower fuel cost per gallon in 2002.  As we mentioned above, this lower fuel expense resulted in corresponding decreases in fuel surcharge revenue.  The 7.2% decline in operating supplies and expenses was primarily due to lower equipment maintenance costs at outside vendor repair locations.  We are moving more of our maintenance and revenue equipment repair work to our own shops.  The significant increase in general and administrative expenses was due, in part, to a $5.5 million gain on the sale of a group of trailers which was closed during March of 2001.  This expense category also increased in 2002 reflecting higher driver advertising expenses and increased bad debt reserves.  Interest expense increased 12.9%, partly due to changes we made in our short-term financing programs and higher interest expense on our capitalized leases.

Equity in earnings of associated companies reflects our share of the operating results for Transplace, Inc. (TPI) and for our Mexican joint venture.  Equity in earnings (loss) amounts include the following:

	Six Months Ended June 30 (000)
	2002	2001
TPI	$(1,280)	$(738)
Mexican joint venture	—	750
Total	$(1,280)	$12

As we had previously announced, we signed an agreement during the fourth quarter of 2001 to sell our joint venture interest in Mexico to the majority owner.  This sale was closed during the first quarter of 2002 under the expected terms and conditions.  In accordance with the terms of the sale, we recorded an $18.1 million dollar note receivable.  The note carries an interest rate of 5%, requires annual principal payments and matures on June 30, 2005.  We do not expect any future significant impact on earnings related to this sale.

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $72.6 million during the first six months of 2002, compared with $68.4 million for the same period of 2001.  Operating activities which significantly increased cash in 2002, relative to 2001, included net earnings, a reduction in other assets and lower accrued payroll and other expenses.  Cash was consumed by changes in deferred income taxes, increases in accounts receivable and a decrease in trade accounts payable.  Cash was also used in 2002 for payments totaling $37.4 million in connection with our insurance coverage.  Net cash used in investing activities was $83.5 million in 2002, compared with $31.9 million of net cash provided in 2001.  The primary reasons for this category netting to positive cash provided in 2001, were the sale of some older trailers and a decision we made to utilize capital and operating leases to acquire new revenue equipment.  During 2002, we have been, once again, purchasing new tractors and containers, which results in additional cash used in investing activities.  Net cash provided from financing activities totaled nearly $42 million in 2002, while it netted to a use of $83.2 million in 2001.  This change was primarily a result of a sale of common stock during the second quarter of 2002.  We closed on an offering of approximately 5.9 million shares of common stock in late May and June of 2002.  We issued and sold approximately 2.8 million shares and 3.1 million shares were sold by a shareholder.  The selling price of the stock was $26 per share, before underwriters’ discounts and other expenses.  We did not receive any of the proceeds from the sale of the shareholder’s stock.  We used a portion of the proceeds from the stock sale to reduce long-term debt.  The remaining proceeds will be utilized to further reduce debt and for future capital expenditures.

Selected Balance Sheet Data

	As of
	June 30, 2002	December 31, 2001	June 30, 2001
Working capital ratio	1.76	1.45	1.37

Current maturities of long-term debt and current installments of obligations under capital leases (millions)	$39	$38	$36

Total debt and obligations under capital leases (millions)	$368	$392	$378

Total debt to equity	.66	.86	.85

Total debt as a percentage of total capital	.40	.46	.46

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

Net capital expenditures were $77.1 million during the first six months of 2002 compared with net cash proceeds of $29.4 million for the same period of 2001.  We made a decision to start purchasing new tractors and containers rather than utilize capital leases effective in October of 2001.  This change resulted in higher levels of capital expenditures in 2002.  We currently expect to spend in the range of $140 to $150 million, net of expected proceeds from sale or  trade-in allowances, on revenue equipment for the full calendar year of 2002.

We are authorized to borrow up to $165 million under our current revolving line of credit and had no balances outstanding on this line at June 30, 2002.  This line of credit expires in November of 2002.  We currently anticipate renewing this revolving line of credit later this year.  We believe that our liquid assets, cash generated from our secondary stock offering described above, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future

	Contractual Cash Obligations As of June 30, 2002 Amounts Due by Period (dollars in millions)
	Total	Less Than One Year	One To Three Years	Four To Five Years	After Five Years

Operating leases

$

288

$

62

$

104

$

79

$

43

Capital leases	169	44	125	—	—
Senior and subordinated notes payable	213	10	203	—	—
Subtotal	$670	116	$432	$79	$43
Commitments to acquire revenue equipment	74	74	—	—	—
Total	$744	$190	$432	$79	$43

	Financing Commitments Expiring By Period As of June 30, 2002 (dollars in millions)
	Total	Less Than One Year	One To Three Years	Four To Five Years	After Five Years
Revolving credit arrangements	$165	$165	—	—	—
Standby letters of credit	27	27	—	—	—
Total	$192	$192	—	—	—

Our umbrella policy expires on July 31, 2002.  In the current insurance market condition, we may experience significantly higher premium costs to retain our current level of insurance coverage.  In contrast, we may change our insurance coverages to retain more financial risk for accidents which would increase our exposure to higher claims costs.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  These transactions used a structure that the Internal Revenue Service (IRS) has recently indicated it intends to examine.  We have voluntarily disclosed these transactions to the IRS.  If the IRS challenges our transactions, we intend to vigorously defend them.  However, if the IRS successfully challenges these transactions, and is successful in disallowing some or all of the tax benefits that we realized, these actions could have a material adverse effect on our financial condition and operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of  our use of short-term revolving lines of credit.  From time to time we utilize interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at June 30, 2002.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on our results of operations based on variable rate debt outstanding at June 30, 2002.  At June 30, 2002, the fair value of our fixed rate long-term obligations approximated carrying value.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and six months ended June 30, 2002.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from its foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings
None applicable.

Item 2.	Changes in Securities
None applicable.

Item 3.	Defaults Upon Senior Securities
None applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
None applicable.

Item 5.	Other information
As discussed in Part 1, Item 2, we completed the issuance of 2.8 million shares of common stock in May and June of 2002.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit 15 - Awareness letter related to Independent Accountants’ Review Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29 day of July, 2002.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration,
Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer