Form 10-Q
period 2002-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2002-11-08
CIK 728535

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

Yes  ☒     No  ☐

The number of shares of the registrant’s $.01 par value common stock outstanding on September 30, 2002 was 39,248,774.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended September 30, 2002

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Operating revenues	$582,671	$537,156	$1,650,221	$1,554,065

Operating expenses
Salaries, wages and employee benefits	213,625	200,647	612,152	594,341
Rents and purchased transportation	181,756	159,839	507,400	436,561
Fuel and fuel taxes	54,828	56,677	152,790	177,790
Depreciation and amortization	36,449	35,717	108,353	106,567
Operating supplies and expenses	32,465	38,671	97,612	108,838
Insurance and claims	13,415	12,878	38,079	37,345
Operating taxes and licenses	8,710	8,660	25,037	25,053
General and administrative expenses, net of gains	7,436	7,093	20,402	13,332
Communication and utilities	5,961	5,024	18,230	18,103
Total operating expenses	554,645	525,206	1,580,055	1,517,930
Operating income	28,026	11,950	70,166	36,135
Interest expense	(5,541)	(5,827)	(19,290)	(18,008)
Equity in loss of associated companies	(144)	(771)	(1,424)	(759)
Earnings before income taxes	22,341	5,352	49,452	17,368
Income taxes	5,585	803	12,363	2,605
Net earnings	$16,756	$4,549	$37,089	$14,763

Average basic shares outstanding	39,227	35,839	37,543	35,477

Basic earnings per share	$0.43	$0.13	$0.99	$0.42

Average diluted shares outstanding	40,245	36,846	38,616	36,133

Diluted earnings per share	$0.42	$0.12	$0.96	$0.41

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$85,761	$49,245
Accounts receivable	253,932	233,246
Prepaid expenses and other	74,733	102,308
Total current assets	414,426	384,799
Property and equipment	1,293,152	1,263,969
Less accumulated depreciation	445,851	432,258
Net property and equipment	847,301	831,711
Other assets	37,189	43,788
	$1,298,916	$1,260,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$98,010	$10,000
Current installments of obligations under capital leases	29,132	28,426
Trade accounts payable	119,282	163,291
Claims accruals	7,161	18,003
Accrued payroll	44,131	30,251
Other accrued expenses	15,760	12,713
Deferred income taxes	—	3,150
Total current liabilities	313,476	265,834
Long-term debt, excluding current maturities	114,784	212,950
Obligations under capital leases, excluding current installments	119,444	140,657
Claims accruals and other liabilities	2,180	5,275
Deferred income taxes	174,596	177,265
Stockholders' equity	574,436	458,317
	$1,298,916	$1,260,298

See accompanying notes to condensed consolidated financial statements.

J.B. Hunt Transport Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2002	2001
Cash flows from operating activities:
Net earnings	$37,089	$14,763
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	108,353	106,567
(Gain) loss on sale of revenue equipment	668	(4,967)
Deferred income taxes	(8,851)	(3,164)
Equity in loss (earnings) of associated companies	1,424	759
Tax benefit of stock options exercised	5,465	2,289
Amortization of discount, net	94	224
Changes in operating assets and liabilities:
Trade accounts receivable	(20,686)	(21,409)
Other assets	40,029	38,429
Trade accounts payable	(44,009)	(17,082)
Claims accruals	(13,937)	3,426
Accrued payroll and other accrued expenses	16,927	1,422
Net cash provided by operating activities	122,566	121,257
Cash flows from investing activities:
Additions to property and equipment	(192,790)	(53,604)
Proceeds from sale of equipment	69,339	78,143
Increase (decrease) in other assets	1,629	1,033
Net cash provided by (used in) investing activities	(121,822)	25,572
Cash flows from financing activities:
Net repayments under commercial paper program and revolving credit agreements	—	(74,400)
Repayments of long-term debt	(10,250)	—
Principal payments under capital lease obligations	(20,507)	(17,257)
Proceeds from sale of common stock	68,096	—
Issuance (acquisition) of treasury stock	(1,567)	2,621
Net cash provided by (used in) financing activities	35,772	(89,036)
Net change in cash and cash equivalents	36,516	57,793
Cash and cash equivalents at beginning of period	49,245	5,370
Cash and cash equivalents at end of period	$85,761	$63,163
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,842	$20,456
Income taxes	21,213	2,636
Non-cash activities:
Capital lease obligations for revenue equipment	$—	$91,038
Non-monetary proceeds from sale of joint venture	1,161	—

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

2.                                      Long-Term Debt

Long-term debt consists of (in thousands):

	9/30/2002	12/31/2001
Senior notes payable, interest at 6.25% payable semiannually, due 9/1/2003	$88,010	$98,260

Senior notes payable, interest at 7.00% payable semiannually, due 9/15/2004	95,000	95,000

Senior subordinated notes, interest at 7.80% payable semiannually, due 10/30/2004	30,000	30,000
	213,010	223,260

Less current maturities	(98,010)	(10,000)

Unamortized discount	(216)	(310)
	$114,784	$212,950

3.                                      Capital Stock

We have a stock option plan (Management Incentive Plan) that provides for the awarding of our common stock and stock options to key employees.  A summary of the restricted and non-statutory options to purchase our common stock follows:

	Number of shares	Weighted average exercise price per share	Number of shares exercisable
Outstanding at December 31, 2001	4,037,144	$15.57	488,620

Granted	385,000	23.09
Exercised	(361,411)	14.56
Terminated	(135,700)	15.43

Outstanding at September 30, 2002	3,925,033	$16.41	563,896

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

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net earnings	$16,756	$4,549	$37,089	$14,763

Basic weighted average shares outstanding	39,227	35,839	37,543	35,477

Dilutive effect of stock options	1,018	1,007	1,073	656

Diluted weighted average shares outstanding	40,245	36,846	38,616	36,133

Basic earnings per share	$0.43	$0.13	$0.99	$0.42

Diluted earnings per share	$0.42	$0.12	$0.96	$0.41

We had some options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Number of shares under option	77,250	134,750	65,250	329,250

Range of exercise price	$ 25.10 – $ 37.50	$ 22.75 – $ 37.50	$ 26.13 – $ 37.50	$ 19.13 – $ 37.50

5.                                      Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments.  During the three and nine months ended September 30, 2002 and 2001, comprehensive income was equal to:  (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net earnings	$16,756	$4,549	$37,089	$14,763
Foreign currency translation gain	—	—	7,037	2,465
Comprehensive income	$16,756	$4,549	$44,126	$17,228

6.                                      Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2002 and 2001, were based on estimated annual combined effective rates of 25.0% and 15.0%, respectively.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our intermodal container and chassis fleet for a selling price of approximately $175 million.  These transactions used a structure that the Internal Revenue Service (IRS) has recently indicated it intends to examine.  We have voluntarily disclosed these transactions to the IRS and in October of 2002, the IRS began their examination of the specific facts of these transactions.  If the IRS challenges our transactions, we intend to vigorously defend them.  However, if the IRS successfully challenges these transactions, and disallows some or all of the tax benefits that we realized, these actions could have a material adverse effect on our financial condition and operating results.

7.                                      Business Segments

We operated three distinct business segments during the nine months ended September 30, 2002.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (10) of our annual report (Form 10-K) for the year ended December 31, 2001.  A summary of certain segment information is presented below (in millions):

	Assets As of September 30
	2002	2001
JBT	$846	$914
JBI	216	160
DCS	219	167
Other (includes corporate)	18	(3)
Total	$1,299	$1,238

	Revenues
	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
JBT	$215	$210	$614	$625
JBI	207	194	591	542
DCS	164	138	458	400
Subtotal	586	542	1,663	1,567
Inter-segment eliminations	(3)	(5)	(13)	(13)
Total	$583	$537	$1,650	$1,554

	Operating Income (Loss)
	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
JBT	$10.1	$4.8	$18.8	$4.4
JBI	13.2	11.4	35.0	28.8
DCS	4.1	1.7	16.2	10.9
Other (includes corporate)	.6	(5.9)	.2	(8.0)
Total	$28.0	$12.0	$70.2	$36.1

	Depreciation Expense
	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
JBT	$16.7	$17.3	$51.6	$52.5
JBI	4.7	5.2	14.3	16.4
DCS	12.5	11.3	35.6	31.9
Other (includes corporate)	2.5	2.0	6.9	5.8
Total	$36.4	$35.8	$108.4	$106.6

8.                                      Reclassifications

We have reclassified certain amounts from our 2001 financial statements so they will be consistent with the way we have classified amounts in 2002.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of earnings for the three and nine month periods ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 15, 2002

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should refer to the attached interim condensed consolidated financial statements and related notes and also to our annual report (Form 10-K) for the year ended December 31, 2001 as you read the following discussion.  We may make statements in this report and in documents we incorporate by reference that reflect our current expectation regarding future results of operations, performance and achievements.  These “forward-looking” statements are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions, competitive rate fluctuations, availability of drivers, and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the Securities and Exchange Commission.

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

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions and accidents and cargo claims.  Most insurance arrangements include a level of self insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  The amounts of self insurance change from time to time based on certain measurement dates and policy expiration dates.  Our current insurance coverage specifies that the first $5,000 of any claim is self insured and the self insured limit on certain claims is $1.5 million, which is prefunded with our insurance carrier.  We are substantially self insured for loss of and damage to our owned and leased revenue equipment.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated ultimate cost of each claim.  At September 30, 2002, we had approximately $7 million of estimated net claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At September 30, 2002, we had a prepaid insurance asset of approximately $18 million.

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

SEGMENTS

We operated three segments during the nine months ended September 30, 2002.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (10) of our annual report (Form 10-K) for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Comparison of Third Quarter 2002 to Third Quarter 2001

Summary of Operating Segments Results

For The Three Months Ended September 30

(dollars in millions)

	Operating Revenue			Operating Income (loss)
	2002	2001	% Change	2002	2001

JBT

$

215

$

210

2

%

$

10.1

$

4.8

JBI	207	194	7	13.2	11.4
DCS	164	138	19	4.1	1.7
Other	—	—	—	0.6	(5.9)
Subtotal	586	542	8	28.0	12.0
Inter-segment eliminations	(3)	(5)	—	—	—
Total	$583	$537	8%	$28.0	$12.0

Overview

Our total consolidated operating revenue for the third quarter of 2002 was $583 million, an increase of approximately 8% over the $537 million in the third quarter of 2001.  Fuel surcharge revenue has an impact on this comparison.  The amount of fuel surcharge revenue billed in the current quarter was $5.3 million less than the amount billed in the third quarter of 2001.  Excluding fuel surcharges, total operating revenue during the current quarter increased 10% over the comparable period of 2001.

JBT segment revenue totaled $215 million for the third quarter of 2002, an increase of 2% over the $210 million in the third quarter of 2001.  If the amount of fuel surcharge revenue was excluded from both the 2002 and 2001 periods, segment revenue would have increased approximately 4% in 2002.  This 4% increase in revenue was primarily a result of an approximate 5% increase in revenue per loaded mile, exclusive of fuel surcharges, offset by a decline in miles per tractor and a decline in the size of the tractor fleet.  The average number of total tractors operated in the JBT fleet declined 216 (4%) during the third quarter of 2002, compared with the third quarter of 2001.  However, this net decrease included a net increase of 320 independent contractors offset by a decrease of 536 company tractors.  Part of the decline in miles per tractor was due to the reduction of empty miles to 9% in the current quarter from 12% in the comparable period of 2001.  The increase in revenue per loaded mile, excluding fuel surcharges, and the decrease in empty miles helped contribute to the significant improvement in earnings of the JBT segment.  Operating income for the third quarter of 2002 was $10.1 million, compared with $4.8 million in 2001.  The operating ratio of the JBT segment was 95.3% in 2002 and 97.7% in 2001.  The higher revenue per mile and lower empty miles were a result of our yield management initiatives launched in late 2001.  A decline in driver pay as a cost per mile in 2002 also enhanced operating income.

JBI segment revenue increased 7%, to $207 million during the third quarter of 2002, compared with $194 in 2001.  If the amount of fuel surcharge revenue was excluded from both the 2002 and 2001 periods, the increase in JBI revenue would have been 8%.  The increase in revenue was primarily due to an approximate 7% increase in load volume and a nearly 2% increase in revenue per load including fuel surcharge.  The higher revenue per load was a result of changes in freight mix which generated a longer average length of haul, partly offset by a 0.5% decrease in revenue per loaded mile, excluding fuel surcharges.  Operating income of the JBI segment was $13.2 million in the third quarter of 2002, compared with $11.4 million in 2001.  The operating ratio of the JBI segment was 93.6% in 2002 and 94.1% in 2001.  In addition to higher revenue per load, operating income was enhanced by lower dray cost per load.

DCS segment revenue rose 19%, to $164 million in 2002, from $138 million in 2001.  If fuel surcharge revenue was excluded from both of the 2002 and 2001 periods, the increase in DCS revenue would have been 20%.  This increase in DCS segment revenue was driven by an approximate 9% increase in the average size of the tractor fleet and a 9% increase in net revenue per tractor, excluding fuel surcharge.  Primarily a result of new project start-ups, idle tractors declined from 70 at June 30, 2002 to essentially zero at September 30, 2002.  Operating income rose to $4.1 million in the third quarter of 2002 from $1.7 million in 2001.  The operating ratio of the DCS segment was 97.5% in 2002 and 98.8% in 2001.  The improvement in 2002 operating income was primarily due to better utilization of tractors in service and efforts to reduce costs, including driver wages.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30
	Percentage of Operating Revenues		Percentage Change Between Quarters
	2002	2001	2002 vs. 2001
Operating revenues	100.0%	100.0%	8.5%
Operating expenses
Salaries, wages and employee benefits	36.7%	37.4%	6.5%
Rents and purchased transportation	31.2	29.8	13.7
Fuel and fuel taxes	9.4	10.6	(3.3)
Depreciation and amortization	6.2	6.6	2.0
Operating supplies and expenses	5.6	7.2	(16.0)
Insurance and claims	2.3	2.4	4.2
Operating taxes and licenses	1.5	1.6	0.6
General and administrative expenses, net of gains	1.3	1.3	4.8
Communication and utilities	1.0	0.9	18.7
Total operating expenses	95.2	97.8	5.6
Operating income	4.8	2.2	134.5
Interest expense	(1.0)	(1.1)	(4.9)
Equity in loss of associated companies	—	(0.1)	(81.3)
Earnings before income taxes	3.8	1.0	317.4
Income taxes	.9	0.2	595.5
Net earnings	2.9%	0.8%	268.3%

Consolidated Operating Expenses

Total operating expenses during the third quarter of 2002 increased 5.6% over the comparable period in 2001.  Salaries, wages and employee benefits expense increased 6.5%, slightly less than the 8.5% rate of revenue growth.  This expense category declined to 36.7% of revenue in 2002, from 37.4% in 2001.  This change was due, in part, to lower pay scales applicable to newly-hired drivers, partly offset by higher workers’ compensation and health insurance costs.  Rents and purchased transportation increased 13.7%, primarily due to additional funds paid to railroads and drayage companies, related to JBI business growth, and payments to independent contractors, as we grow that fleet.  The 3.3% decline in fuel and fuel taxes was due to lower fuel cost per gallon in 2002.  As we noted earlier, this lower fuel cost resulted in corresponding decreases in fuel surcharge revenue.  The 16.0% decline in operating supplies and expenses was primarily due to lower levels of spending for outside vendor maintenance services.  We are moving more of our maintenance and revenue equipment repair work to our own facilities.  Insurance and claims costs increased 4.2%, due to slightly higher accident frequency and incurred costs and increased insurance premium expense incurred when we renewed our umbrella insurance coverage on July 31, 2002.  General and administrative expenses increased 4.8%, partly due to higher spending in 2002 for driver advertising.  Interest expense decreased 4.9%, partly due to lower debt levels and higher interest income.

Equity in loss of associated companies reflects our share of the operating results for Transplace, Inc. (TPI).  Equity in loss amounts were $144,000 for the three months ended September 30, 2002, compared with $771,000 in 2001.

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

Summary of Operating Segments Results

For The Nine Months Ended September 30

(dollars in millions)

	Operating Revenue			Operating Income (loss)
	2002	2001	% Change	2002	2001

JBT

$

614

$

625

(2

)%

$

18.8

$

4.4

JBI	591	542	9	35.0	28.8
DCS	458	400	15	16.2	10.9
Other	—	—	—	.2	(8.0)
Subtotal	1,663	1,567	6	70.2	36.1
Inter-segment eliminations	(13)	(13)	—	—	—
Total	$1,650	$1,554	6%	$70.2	$36.1

Overview

Our total consolidated operating revenue for the first nine months of 2002 totaled $1.650 billion, an increase of approximately 6% over the $1.554 billion for the comparable period of 2001.  Fuel surcharge revenue has an impact on this comparison.  The amount of fuel surcharge revenue billed in the current nine month period was $32.9 million less than the amount billed in 2001.  Excluding fuel surcharges, total operating revenue during the current nine month period increased 9% over 2001.

JBT segment revenue declined 2%, to $614 million for the first nine months of 2002, compared with $625 million in 2001.  If the amount of fuel surcharge revenue was excluded from both the 2002 and 2001 periods, JBT revenue would have increased approximately 1%.  This 1% increase in revenue was primarily a result of a 4.2% increase in revenue per loaded mile, exclusive of fuel surcharges, partly offset by a nearly 3% decline in the average tractor count during 2002.  The increase in revenue per loaded mile, excluding fuel surcharges, combined with reduced empty miles and a lower pay rate for newly hired drivers contributed to the significant improvement in operating income of the JBT segment.  Operating income for the first nine months of 2002 was $18.8 million, compared with $4.4 million in 2001.  The operating ratio of the JBT segment was 96.9% for the first nine months of 2002 and 99.3% for the first nine months of 2001.  JBT segment  operating income in 2001 also included a $4.1 million gain on the sale of trailers, which closed in March.

JBI segment revenue increased 9%, to $591 million during the first nine months of 2002, compared with $542 million in 2001.  The increase in segment revenue would have been 11% if fuel surcharge revenue was excluded from both periods.  The increase in revenue was primarily due to an approximate 6% increase in load volume and a 2% increase in revenue per load.  The higher revenue per load resulted from changes in freight mix which generated a longer average length of haul and a .5% increase in revenue per loaded mile, exclusive of fuel surcharges.  Operating income in the JBI segment totaled $35.0 million in 2002, compared with $28.8 million in 2001.  This increase was primarily due to higher revenue levels and reduced dray cost per load.  The JBI operating ratio was 94.1% for the first nine months of 2002 and 94.7% for the comparable period of 2001.

Revenue rose 15% in the DCS segment to $458 million during the first nine months of 2002, compared with $400 million in 2001.  This increase in DCS segment revenue would have been 17% if fuel surcharge revenue was excluded from both periods.  This increase in DCS revenue was driven by a 9% increase in the size of the average tractor fleet and a 7% increase in net revenue per tractor, excluding fuel surcharge.  Operating income rose to $16.2 million in 2002, from $10.9 million in 2001.  The DCS segment operating ratio for the first nine months of 2002 was 96.5%, compared to 97.3% for the first nine months of 2001.  This improvement in 2002 operating income was primarily due to better utilization of tractors in service and efforts to reduce costs, including driver wages.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30
	Percentage of Operating Revenues		Percentage Change Between Quarters
	2002	2001	2002 vs. 2001
Operating revenues	100.0%	100.0%	6.2%
Operating expenses
Salaries, wages and employee benefits	37.1%	38.2%	3.0%
Rents and purchased transportation	30.7	28.1	16.2
Fuel and fuel taxes	9.3	11.4	(14.1)
Depreciation and amortization	6.6	6.9	1.7
Operating supplies and expenses	5.9	7.0	(10.3)
Insurance and claims	2.3	2.4	2.0
Operating taxes and licenses	1.5	1.6	(0.1)
General and administrative expenses, net of gains	1.2	0.9	53.0
Communication and utilities	1.1	1.2	0.7
Total operating expenses	95.7	97.7	4.1
Operating income	4.3	2.3	94.2
Interest expense	(1.2)	(1.2)	7.1
Equity in loss of associated companies	(0.1)	—	87.6
Earnings before income taxes	1.1		184.7
Income taxes	0.8	0.2	374.6
Net earnings	2.2%	0.9%	151.2%

Consolidated Operating Expenses

Total operating expenses for the first nine months of 2002 were up 4.1% over the comparable period of 2001.  Sala                  ries, wages and employee benefits expense increased 3.0%, significantly less than the 6.2% rate of revenue growth.  This expense category declined to 37.1% of revenue in 2002, from 38.2% in 2001.  This change was due, in part, to lower pay scales applicable to newly hired drivers, partly offset by higher workers’ compensation and health insurance costs.  Rents and purchased transportation increased 16.2%, primarily due to additional funds paid to railroads and drayage companies, related to JBI business growth, and payments to independent contractors, as we grow that fleet.  The 14.1% decrease in fuel and fuel taxes was due to significantly lower fuel cost per gallon in 2002.  As we mentioned above, this lower fuel expense resulted in related decreases in fuel surcharge revenue.  The 10.3% decline in operating supplies and expenses was primarily due to lower equipment maintenance costs at outside vendor repair locations.  We are moving more of our maintenance and revenue equipment repair work to our own shops.  The significant increase in general and administrative expenses was due, in part, to a $5.5 million gain on the sale of a group of trailers which was closed during March of 2001.  This expense category also increased in 2002 reflecting higher driver advertising expenses.  Interest expense increased 7.1%, partly due to changes we made in our short-term financing programs and higher interest expense on our capitalized leases.

Equity in loss of associated companies reflects our share of the operating results for Transplace, Inc. (TPI) and for our Mexican joint venture.  Equity in earnings (loss) amounts include the following:

	Nine Months Ended September 30 (000)
	2002	2001
TPI	$(1,424)	$(1,509)
Mexican joint venture	—	750
Total	$(1,424)	$(759)

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

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $122.6 million during the first nine months of 2002, approximating the $121.3 million provided during the same period of 2001.  Higher earnings in 2002 were offset by changes in current liabilities.  Net cash used in investing activities was $121.8 million in 2002, compared with $25.6 million of net cash provided in 2001.  The primary reasons for this category netting to positive cash provided in 2001, were the sale of some older trailers and a decision we made to utilize capital and operating leases to acquire new revenue equipment.  During 2002, we have been, once again, purchasing new tractors and containers, which results in additional cash used in investing activities.  Net cash provided from financing activities totaled nearly $35.8 million in 2002, as compared with a net use of $89.0 million in 2001.  This change was primarily a result of a sale of common stock during the second quarter of 2002.  We closed on an offering of approximately 5.9 million shares of common stock in late May and June of 2002.  We issued and sold approximately 2.8 million shares and 3.1 million shares were sold by a shareholder.  The selling price of the stock was $26 per share, before underwriters’ discounts and other expenses.  We did not receive any of the proceeds from the sale of the shareholder’s stock.  We used a portion of the proceeds from the stock sale to reduce long-term debt.  The remaining proceeds will be utilized to further reduce debt and for future capital expenditures.

Selected Balance Sheet Data

	As of
	September 30, 2002	December 31, 2001	September 30, 2001
Working capital ratio	1.32	1.45	1.48

Current maturities of long-term debt and current installments of obligations under capital leases (millions)	$127	$38	$41

Total debt and obligations under capital leases (millions)	$361	$392	$401

Total debt to equity	.63	.86	.89

Total debt as a percentage of total capital	.39	.46	.47

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

Net capital expenditures were $123.5 million during the first nine months of 2002 compared with net cash proceeds of $24.5 million for the same period of 2001.  We made a decision to start purchasing new tractors and containers rather than utilize capital leases effective in October of 2001.  This change resulted in higher levels of capital expenditures in 2002.  We currently expect to spend in the range of $150 to $160 million, net of expected proceeds from sale or  trade-in allowances, on revenue equipment for the full calendar year of 2002.

We are authorized to borrow up to $165 million under our current revolving line of credit and had no balances outstanding on this line at September 30, 2002.  This line of credit expires on November 13, 2002.  We have received written commitments from our bank group for a three year, $150 million revolving credit agreement that will replace the existing facility.  We intend to have this new long term facility effective prior to the maturity of the current revolving line of credit.  We believe that our liquid assets, cash generated from our secondary stock offering described above, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of September 30, 2002 Amounts Due by Period (dollars in millions)
	Total	Less Than One Year	One To Three Years	Four To Five Years	After Five Years

Operating leases

$

287

$

69

$

102

$

78

$

38

Capital leases	160	62	98	—	—
Senior and subordinated notes payable	213	98	115	—	—
Subtotal	$660	229	$315	$78	$38
Commitments to acquire revenue equipment	41	41	—	—	—
Total	$701	$270	$315	$78	$38

	Financing Commitments Expiring By Period As of September 30, 2002 (dollars in millions)
	Total	Less Than One Year	One To Three Years	Four To Five Years	After Five Years
Revolving credit arrangements	$165	$165	—	—	—
Standby letters of credit	27	27	—	—	—
Total	$192	$192	—	—	—

Our umbrella policy was renewed on July 31, 2002.  We experienced an approximate 115% increase in premium costs in order to retain our current level of insurance coverage.  If we are unable to increase freight rates sufficiently, these cost increases could have a material impact on our profit margins.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  These transactions used a structure that the Internal Revenue Service (IRS) has recently indicated it intends to examine.  We have voluntarily disclosed these transactions to the IRS and in October of 2002, the IRS began their examination of the specific facts of these transactions.  If the IRS challenges our transactions, we intend to vigorously defend them.  However, if the IRS successfully challenges these transactions, and is successful in disallowing some or all of the tax benefits that we realized, these actions could have a material adverse effect on our financial condition and operating results.

The effective income tax rates for the three and nine months ended September 30, 2002 and 2001, were based on estimated combined effective rates of 25.0% and 15.0%, respectively.  We are currently estimating an effective income tax rate of 30% to 32% for calendar year 2003.  This rate and the effective income tax rate for the fourth quarter and calendar year ended December 31, 2002, may change based on changes in actual earnings before taxes, the outcome of any examinations by the IRS or other matters affecting our federal or state income tax obligations.

In 1997, the Equal Employment Opportunity Commission (EEOC) commenced an action against us in federal District Court alleging that we had violated the Americans With Disabilities Act by refusing to hire as truck drivers certain individuals who were taking certain medications.  The EEOC sought injunctive relief and damages for a group of 540 individuals.  The District Court dismissed the EEOC’s complaint on our motion for summary judgment.  The EEOC has appealed this decision to the Federal Court of Appeals, and a ruling is expected sometime this year.  We continue to vigorously contest this legal action.  However, if the Court of Appeals rules against us, we could be subject to a trial in the District Court.  In addition, in a separate action filed in Michigan in November 2001, by a group of eight former employees, the plaintiffs allege that we violated the Elliott-Larsen Civil Rights Act of Michigan.  We intend to vigorously defend the action and have recently completed the first phase of discovery of evidence.  A future trial in either of these actions could cause us to incur substantial costs in defending ourselves, and a judgment against us in such a trial could have a material adverse effect on our financial condition and operating results.

In October 2002, we were assessed a judgment of approximately $7 million for an accident that occurred in August 2001.  We are currently in dispute over the total value of this judgment and plan to file the appropriate appeals.  We believe, based on advise from outside counsel, that it is probable that this award will be substantially reduced by the appellate court.  However, if we are unsuccessful in our appeal to the appellate court, the ultimate payments to the claimant could have a material effect on our financial statements.

Impact of Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (Statement 143).  Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  Statement 143 is effective for fiscal years beginning after June 15, 2002.  We are currently assessing the impact of Statement 143 on our financial condition and results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (Statement 145).  Statement 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (Statement 4), and an amendment to that Statement, FASB Statement No. 64 “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements” (Statement 64).  Statement 145 also rescinds FASB Statement No. 13, “Accounting for Leases” (Statement 13) to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  The provisions of Statement 145 related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002.  The provisions of Statement 145 related to Statement 13 are effective prospectively for transactions occurring after May 15, 2002.  All other provisions of Statement 145 are effective prospectively for financial statements issued on or after May 15, 2002.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Restructuring Costs” (Statement 146).  Under Statement 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  Statement 146 also provides guidance on accounting for specified employee and contract terminations that are part of restructuring activities.  Statement 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of  our use of short-term revolving lines of credit.  From time to time we utilize interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at September 30, 2002.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on our results of operations based on variable rate debt outstanding at September 30, 2002.  At September 30, 2002, the fair value of our fixed rate long-term obligations approximated carrying value.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and nine months ended September 30, 2002.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from its foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.  There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings
None applicable.

Item 2.	Changes in Securities
None applicable.

Item 3.	Defaults Upon Senior Securities
None applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
None applicable.

Item 5.	Other information
None applicable.

Item 6.	Exhibits and Reports on Form 8-K
a) Exhibits
Exhibit 15 – Awareness letter related to Independent Accountants’ Review Report.
99.1 – Certification of Cheif Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 8th day of November, 2002.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration,
Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

J.B. Hunt Transport Services, Inc.

I, Kirk Thompson, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of J.B. Hunt Transport Services, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

J.B. Hunt Transport Services, Inc.

I, Jerry W. Walton, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of J.B. Hunt Transport Services, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration,
Chief Financial Officer

INDEX TO EXHIBITS

J.B Hunt Transport Services, Inc.

Exhibit Number	Exhibit

15	Awareness letter related to Independent Accounts’ Review Report

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002