Form 10-K
period 2002-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2003-03-11
CIK 728535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended	Commission file number
December 31, 2002	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Arkansas	71-0335111
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

615 J.B. Hunt Corporate Drive Lowell, Arkansas	72745
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

INDICATED BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2).

YES ☒	NO ☐

THE AGGREGATE MARKET VALUE OF 27,493,354 SHARES OF THE REGISTRANT’S $.01 PAR VALUE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 2003 WAS $674,686,907 (BASED UPON $24.54 PER SHARE BEING THE CLOSING SALE PRICE ON THAT DATE, AS REPORTED BY NASDAQ). IN MAKING THIS CALCULATION, THE ISSUER HAS ASSUMED, WITHOUT ADMITTING FOR ANY PURPOSE, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT, AND NO OTHER PERSONS, ARE AFFILIATES.

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF FEBRUARY 28, 2003:   39,352,835.

DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE NOTICE AND PROXY STATEMENT FOR THE ANNUAL MEETING OF THE STOCKHOLDERS, TO BE HELD APRIL 24, 2003, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Calendar Year Ended December 31, 2002

Item 13.	Certain Relationships and Related Transactions

Item 14.	Controls and Procedures

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

ITEM 1.   BUSINESS

GENERAL

J.B. Hunt Transport Services, Inc., together with its wholly-owned subsidiaries (“JBHT”), is a diversified transportation services company operating under the jurisdiction of the U.S. Department of Transportation (DOT) and various state regulatory agencies.  JBHT is an Arkansas holding company incorporated on August 10, 1961.  JBHT has been a publicly held company since our initial public offering in 1983.  Through our subsidiaries and associated companies, we provide a wide range of logistics and transportation services to a diverse group of customers.  We directly manage or provide tailored, technology-driven solutions to a growing list of Fortune 500 companies.  These customers may request specifically targeted transportation service or outsource their entire transportation function to us, or an associated company.  We also directly transport full-load containerizable freight throughout the continental United States and portions of Canada and Mexico.  Transportation services may utilize our equipment and employees, or may employ equipment and services provided by associated or unrelated third parties in the transportation industry.  We had three reportable business segments during calendar year 2002.  These segments include full truck-load, dry-van (JBT), intermodal (JBI) and dedicated contract services (DCS).  In addition, we operated a logistics business segment from 1992 until mid 2000.  Effective July 1, 2000, JBHT, along with five other publicly-held transportation companies, contributed our logistics business to a new, commonly owned company, Transplace, Inc.

JBT SEGMENT

Primary transportation service offerings classified in this segment include full truck-load, dry-van freight which is predominantly transported utilizing company-owned revenue equipment.  Freight is picked up at the dock or specified location of the shipper and transported directly to the location of the consignee.  The load may be transported entirely by our power equipment or a portion of the movement may be handled by a third-party motor carrier. Typically, the charges for the entire movement are billed to the customer by us and we, in turn, pay the third-party for their portion of the transportation services provided.  JBT operates utilizing certain Canadian authorities which were initially granted in 1988 and may transport freight to and from all points in the continental United States to Quebec, British Columbia and Ontario.  We have authorization to operate directly in all the Canadian provinces, but to date we have served limited points in Canada, primarily through interchange operations with Canadian motor carriers.  We operated our JBT and JBI segments in combined fashion in periods prior to January 1, 2000.  This combined operation was reported as Van/Intermodal (“Van”) in prior periods.  In late 2000, we began utilizing independent contractors on a limited basis in the JBT segment.  These independent contractors (I/C’s) provide their own tractors and agree to transport freight in JBHT owned or controlled trailing equipment.  At December 31, 2002, approximately 680 I/C’s were operating in the JBT segment.  JBT gross revenue for calendar year 2002 was $827 million, compared with $829 million in 2001.  At December 31, 2002, the JBT segment operated 4,924 company owned tractors and employed 7,573 people, 5,541 of whom were drivers.

JBI SEGMENT

Transportation service offerings of our JBI segment utilize agreements with various railroads to provide proven intermodal freight solutions to our customers in all major lanes of commerce in the United States, Canada, and Mexico.  We differentiate ourselves from others through our premium service network, as well as, coordinated door to door service on company-owned and controlled assets.  We established our first intermodal agreement with the Santa Fe Railway in 1989.  Through growth of this transportation segment and additions, deletions, and mergers of rail carriers, we now have agreements with seven North American rail carriers including:  BNSF, Norfolk Southern, CSX, Kansas City Southern, Union Pacific, Canadian National, and Florida East Coast railroads.  Typically, freight is picked up at the dock or specified location of the shipper and transported to the rail carrier for loading on rail cars.  Upon completion of the rail routing, the freight is picked up at the rail carrier’s ramp and transported to the consignee.  These originating and destination drays may be transported entirely by our power equipment or may be handled by a third-party motor carrier.  It is our customary business practice that all charges for the entire movement are billed to the customer by us and we, in turn, pay the rail carrier and third-party motor carrier for their portion of the transportation services provided.  In 1993, rail operations were expanded to utilize high-cube containers which can be separated from the chassis and double-stacked on rail cars to provide improved productivity.  This concept is known as container-on-flatcar.  Most of our agreements with rail carriers allow for the majority of JBI business carried under these rail agreements to receive priority space on trains and preferential loading and unloading at rail facilities.  JBI gross revenue for calendar year 2002 was $809 million, compared with $740 million in

2001.  At December 31, 2002, the JBI segment operated 917 tractors and employed 1,557 people, 1,215 of whom were drivers.

DCS SEGMENT

Since 1992, we have offered dedicated contract carriage as a service option.  DCS segment operations specialize in the design, development, and execution of supply chain solutions.  Capitalizing on advanced systems and technologies, DCS offers engineered transportation solutions that support private fleet conversion, dedicated fleet creation, and transportation system augmentation.  DCS operations typically provide customized services that are governed by long-term contracts and currently include dry van, flatbed, and temperature-controlled operations.  Near 100% on-time service is standard with efficient routes executed to design specifications.

DCS operations focus on driving out cost and enhancing customer value through leveraging the JBHT network for backhaul repositioning freight.  Network freight may be used to reposition equipment near outbound domiciles,  thereby reducing inefficient empty miles and system cost.  DCS also frequently finds synergy in shared resources with the JBT and JBI segments including terminals, drivers, maintenance shops, bulk fuel locations, and trailer pools providing further economies of scale.  DCS gross revenue for calendar year 2002 was $628 million, compared with $549 million in 2001.  At December 31, 2002, the DCS segment operated 4,812 tractors and employed 5,989 people, 5,273 of whom were drivers.

LOGISTICS BUSINESS AND ASSOCIATED COMPANY

We formally began offering logistics transportation services in 1992 through a wholly-owned subsidiary, J.B. Hunt Logistics (JBL).  JBL services frequently included an arrangement whereby a shipper might outsource a substantial portion of its entire distribution and transportation process to one organization.  The JBL segment business included a wide range of comprehensive transportation and management services including experienced professional managers, information and optimization technology, and the actual design or redesign of system solutions.  A new logistics customer or service arrangement may have required a significant amount of up-front analysis and design time, while alternatives were considered and custom systems and software were developed.  Effective July 1, 2000, we contributed substantially all of our JBL segment business, all related intangible assets and $5 million of cash to a newly-formed, commonly-owned company, Transplace, Inc. (“TPI”).

TPI is an Internet-based global transportation logistics company.  TPI commenced operations in July of 2000 and initially included substantially all of the logistics business of JBHT, Covenant Transport, Inc.; Swift Transportation Co., Inc; U.S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc.  TPI gross revenue for calendar year 2002 approximated $672 million, which revenue is not included in our financial statements for 2002.  We initially had an approximate 27% ownership interest in TPI.  In November of 2002, we agreed to purchase a portion of Werner Enterprises’ (Werner) ownership interest in TPI.  Effective January 1, 2003, our interest in TPI increased from 27% to 37% and Werner’s interest declined from 15% to 5%.  The financial results of TPI are included on a one-line, non-operating item included on our Consolidated Statements of Earnings entitled “Equity in earnings (loss) of associated companies.”

ASSOCIATED COMPANY - MEXICO

We have provided transportation services to and from Mexico since 1989.  These services frequently involve equipment interchange operations with various Mexican motor carriers.  In addition, a joint venture agreement with Transportacion Maritima Mexicana (TMM), one of the largest transportation companies in Mexico, was signed in 1992.  The joint venture, Comercializadora Internacional de Carga S.A. de C.V. and its subsidiaries, originated and completed northbound and southbound international truck movements between the U.S. and Mexico.  The joint venture also provided Mexican domestic irregular route truck service, refrigerated freight services, Mexican dedicated contract business and short-haul drayage to and from the Mexican maritime ports and rail heads.  For the calendar year ended December 31, 2001 and for prior years, our share of the Mexican joint venture operating results was included on a one-line, non-operating item on the Consolidated Statements of Earnings entitled “Equity in earnings (loss) of associated companies.  During the first quarter of 2002, we sold our joint venture interest in Mexico to TMM.  We still provide transportation services to and from Mexico by utilizing the services of a variety of Mexican carriers.

MARKETING AND OPERATIONS

We transport a wide range of products including automotive parts, department store merchandise, paper and wood products, food and beverages, plastics, chemicals and manufacturing materials and supplies.  Our primary customers include many of the “Fortune 500” companies.  Our largest customer in 2002 was Wal-Mart Stores, Inc., which accounted for approximately 18% of total revenue.  A broad geographic dispersion and a good balance in the type of freight transported allows us some protection from major seasonal fluctuations.  However, consistent with the truckload industry in general, freight is typically stronger during the second half of the year, with peak volume occurring in August through mid November.  Revenue and earnings are also affected by bad weather, holidays, fuel prices, driver cost and availability, and railroad service levels.

We generally market all of our service offerings through a nationwide marketing network.  All transportation services offered are typically billed directly to the customer by us and all inquiries, claims and other customer contacts are handled by us.  Certain marketing, sales, engineering and design functions are assigned to each operating segment.  However, marketing and pricing strategy, and national account service coordination is managed at the corporate level.

PERSONNEL

At December 31, 2002, we employed 16,265 people, including 12,029 drivers.  Historically the truckload transportation industry and JBHT have experienced shortages of qualified drivers.  In addition, driver turnover rates for truckload motor carriers frequently exceed 100%.  During the past few years a number of changes have occurred within the industry relative to drivers.  In 1996, we announced and implemented an approximate 33% increase in wages for our over-the-road drivers.  As anticipated, this increase in driver compensation was partially offset by lower driver recruiting and training expense, reduced accident and safety costs and better equipment utilization.  We also experienced a decline in driver turnover rates between 1997 and 1999.  During late 2000 and 2001, supply and demand conditions for drivers changed and a number of truck load carriers, including JBHT, implemented lower mileage pay rates for newly hired drivers.  Partly as a result of this reduced compensation level for drivers, our driver turnover rate increased during 2000 and has remained at historically high levels in 2001 and 2002.  During calendar year 2002, we have once again experienced some difficulty attracting and retaining a desired level of drivers.  To date, we continue to hire only experienced drivers and, although recruiting costs have increased significantly, operations have not been disrupted by a shortage of qualified drivers.  At December 31, 2002, we also employed approximately 3,100 office employees and 1,137 mechanics.  None of our employees are represented by collective bargaining agreements.

REVENUE EQUIPMENT

At December 31, 2002, we owned or leased 10,653 company operated tractors, 26,087 trailers and 19,672 containers.  We believe that modern, late-model, clean equipment differentiates quality customer service, increases equipment utilization and reduces maintenance costs and downtime.  We generally operate with newer revenue equipment in the JBT segment, with the age of tractors and trailers approximating 2.1 years and 2.2 years, respectively, at December 31, 2002.  Somewhat older equipment and tractors designed for local and regional operations are typically utilized in the JBI and DCS segments.  Specially designed high-cube containers which can be separated from the chassis and double-stacked on rail cars are also operated by JBI.  The average age of JBI tractors and containers at December 31, 2002 was approximately 4.6 years and 5.2 years, respectively.  The JBI segment commenced receiving brand new containers and reconditioned chassis in late 2001.  Approximately 6,300 new containers and 6,300 new and reconditioned chassis were placed in service during 2002.  The composition of the dedicated contract fleet varies with specific customer service requirements.  At December 31, 2002, the average age of DCS segment tractors was 2.8 years.  In November of 2002, we committed to purchase approximately 2,100 new tractors, the majority of which will be traded one-for-one for units in the JBI and DCS fleets.  These trades will significantly reduce the average age of these tractor fleets.  All of our revenue equipment is maintained in accordance with a specific maintenance program primarily based on age and/or miles traveled.

COMPETITION

We are one of the largest publicly held truckload carriers in the United States. We compete primarily with other irregular route, truckload common carriers. Less-than-truckload common carriers and private carriers generally provide limited competition for truckload carriers.  JBHT and our associated companies are one of a few carriers offering nationwide logistics management and dedicated revenue equipment services. Although a number of carriers may provide competition on a regional basis, only a limited number of companies represent competition in all markets. The extensive rail network developed in conjunction with the various railroads also allows us the opportunity to differentiate our services in the marketplace.

REGULATION

Our operations as a for-hire carrier are subject to regulation by the U.S. Department of Transportation’s Federal Motor Carrier Safety Administration (FMCSA) and by various Canadian provinces.  Entry control barriers were substantially removed as a result of federal deregulation statutes such as the Interstate Commerce Commission Termination Act of 1995 (ICCTA).   The FMCSA continues to enforce safety regulations and has proposed new rules which, if approved in their present form, would limit driver’s hours of service.  President Bush is considering implementation of provisions of the North America Free Trade Agreement (NAFTA), which may result in increased competition between U.S. and Mexican carriers for truckload services moving between these two countries.  The Clean Air Act of 1990 established tighter pollution standards for emissions from automobiles and trucks.  These new standards were effective on a phased in basis beginning with model year 1994.  As part of a 1998 consent decree with the U.S. Environmental Protection Agency (EPA), a number of heavy-duty diesel engine manufacturers agreed to significantly reduce emissions from their engines produced subsequent to October 1, 2002.  JBHT and a number of other truckload motor carriers believe the new engines have not yet been sufficiently tested for fuel economy and reliability.  While we continue to test a limited number of the new EPA compliant engines, we committed in November of 2002 to purchase approximately 2,100 new tractors, the majority of which will be equipped with Mercedes engines, which are not covered by the EPA’s October 1, 2002 rules.

INTERNET WEB SITE

We maintain a web site on the Internet through which additional information about JBHT is available.  Our web site address is www.jbhunt.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, press releases, earnings releases and other reports filed pursuant to Section 13 or 15 (d) of the Exchange Act are available, free of charge, on our website as soon as practical after they are filed.

SEC FILINGS

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  Our reports and any materials we file with the SEC are available at the Public Reference Room, located at 450 Fifth Street, N.W., Washington, D.C.  20549.  Information may be obtained from the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a web site at www.sec.gov that contains information we file with the agency.  Our common stock is traded in the over-the-counter market under the symbol “JBHT.”

ITEM 2.   PROPERTIES

Our corporate headquarters are in Lowell, Arkansas. A 150,000-square-foot building was constructed and occupied in September 1990.  We also utilize our former corporate building as general offices.  In 1999, a new 20,000 square foot building was constructed and occupied near the corporate headquarters.  A portion of this leased facility serves as a backup data center and provides disaster recovery support services. An additional 20,000 square foot building consisting of general office space for our corporate employees was completed and occupied in 2000. This building is located next to the data center building and is a leased facility.

Principal outside facilities consist primarily of general offices which support operational, safety and maintenance functions.  In addition to the principal facilities listed below, we lease numerous small offices and trailer parking yards in various locations throughout the country to support customer trailing equipment pool commitments.

A summary of our principal facilities follows:

Location	Acreage	Maintenance Shop (square feet)	Office Space (square feet)
Atlanta, Georgia	30	29,800	10,400
Chicago, Illinois	27	50,000	14,000
Dallas, Texas	14	24,000	7,800
East Brunswick, New Jersey	20	20,000	7,800
Houston, Texas	13	24,700	7,200
Kansas City, Missouri	10	31,000	6,700
Little Rock, Arkansas	24	29,200	7,200
Louisville, Kentucky	14	40,000	10,000
Lowell, Arkansas (corporate headquarters)	25	—	150,000
Lowell, Arkansas	40	50,200	14,000
Lowell, Arkansas (office and data center)	2	—	20,000
Lowell, Arkansas (office)	2	—	20,000
Memphis, Tennessee	10	26,700	8,000
Phoenix, Arizona	14	10,000	5,300
San Bernardino, California	8	14,000	4,000
South Boston, VA	3	30,000	3,500
South Gate, California	12	12,000	5,500
Syracuse, New York	13	19,000	8,000
Vancouver, WA	4	20,000	—

ITEM 3.   LEGAL PROCEEDINGS

JBHT is involved in certain claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of claims and pending litigation will not have a material adverse effect on our financial condition or our results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2002 to a vote of security holders.

OUR EXECUTIVE OFFICERS

Information with respect to our executive officers is set forth below:

Name	Age	Position with JBHT	Executive Officer Since
J.B. Hunt	76	Senior Chairman of the Board; Director	1961
Wayne Garrison	50	Chairman of the Board; Director	1979
Johnelle D. Hunt	71	Secretary; Director	1972
Kirk Thompson	49	President and Chief Executive Officer; Director	1984
Paul R. Bergant	56	Executive Vice President, Marketing and Chief Marketing Officer	1985
Bob D. Ralston	56	Executive Vice President, Equipment and Properties	1989
Jerry W. Walton	56	Executive Vice President, Finance and Administration and Chief Financial Officer	1991
Craig Harper	45	Executive Vice President, Operations and Chief Operations Officer	1997
John N. Roberts III(1)	38	President, Dedicated Contract Services, and Executive Vice President, Enterprise Solutions	1997
Kay J. Palmer(2)	39	Executive Vice President and Chief Information Officer	1999

(1)             Mr. Roberts joined JBHT in 1989 as a management trainee.  In December of 1990, he became a Regional Marketing Manager.  In February of 1996, he was named Vice President, Marketing Strategy and was appointed President, Dedicated Contract Services, in July of 1997.  In June of 1998, he was appointed to the additional position of Executive Vice President of Enterprise Solutions.

(2)             Ms. Palmer joined JBHT in 1988 as a programming specialist.  In June of 1989, she was named Director of Application Services.  In June of 1995, she was named Vice President of Applications.  She became Senior Vice President of Information Services in August of 1998 and named Executive Vice President and Chief Information Officer in June of 1999.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock is traded in the over-the-counter market under the symbol “JBHT.”  The following table sets forth, for the calendar years indicated, the range of high and low sales prices for our common stock as reported by the National Association of Securities Dealers Automated Quotations National Market System (“NASDAQ”).

	2002		2001
Period	High	Low	High	Low
1st Quarter	$29.39	$22.07	$20.50	$12.88
2nd Quarter	32.37	24.60	20.75	14.63
3rd Quarter	29.83	21.55	25.60	12.15
4th Quarter	30.32	21.25	25.17	11.93

On February 28, 2003, the high and low sales prices for our common stock as reported by the NASDAQ were $24.91 and $24.51, respectively. As of February 28, 2003, we had 1,378 stockholders of record.

DIVIDEND POLICY

On January 21,  2000, our Board of Directors declared a quarterly dividend of $.05 per share,  paid on February 17, 2000 to shareholders of record on February 3, 2000. We declared and paid cash dividends of $.20 per share in 1999 and 1998.  On February 16, 2000, our Board of Directors announced a decision to discontinue our policy of paying quarterly cash dividends.  No dividends have been paid since February of 2000.

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)

Years Ended December 31	2002	2001	2000	1999	1998
Operating revenues	$2,247.9	$2,100.3	$2,160.4	$2,045.1	$1,841.6
Operating income	101.0	72.2	63.4	74.3	101.5
Net earnings	51.8	32.9	36.1	31.9	46.8
Diluted earnings per share	1.33	.91	1.02	.89	1.28
Cash dividends per share	—	—-	.05	.20	.20
Total assets	1,318.7	1,260.3	1,231.9	1,127.5	1,171.5
Long-term debt and lease obligations	219.0	353.6	300.4	267.6	417.0
Stockholders’ equity	590.5	458.3	417.8	391.2	365.5

Percentage of Operating Revenue

Years Ended December 31	2002	2001	2000	1999	1998
Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	36.4	37.6	35.6	34.9	34.9
Rents and purchased transportation	31.1	28.8	32.1	33.7	33.7
Fuel and fuel taxes	9.4	10.8	11.3	8.3	7.5
Depreciation and amortization	6.5	6.8	6.2	7.3	7.6
Operating supplies and expenses	5.8	6.9	6.1	6.2	5.3
Insurance and claims	2.5	2.0	1.8	2.0	1.8
Operating taxes and licenses	1.4	1.6	1.5	1.3	1.3
General and administrative expenses, net of gains	1.3	.9	1.3	1.7	1.4
Communication and utilities	1.1	1.2	1.2	1.0	1.0
Total operating expenses	95.5	96.6	97.1	96.4	94.5
Operating income	4.5	3.4	2.9	3.6	5.5
Interest expense	(1.1)	(1.3)	(1.1)	(1.4)	(1.6)
Equity in earnings (loss) of associated companies	(.1)	—	.2	.2	.1
Earnings before income taxes	3.3	2.1	2.0	2.4	4.0
Income taxes	1.0	.5	.3	.8	1.5
Net earnings	2.3%	1.6%	1.7%	1.6%	2.5%

The following table sets forth certain operating data.

Years Ended December 31	2002	2001	2000	1999	1998
Total loads	2,847,377	2,565,915	2,697,582	2,769,834	2,243,856
Average number of tractors owned/leased in the fleet during the year	10,712	10,710	10,055	9,183	8,207
Company tractors operated (at year end)	10,653	10,770	10,649	9,460	8,906
Independent contractors (at year end)	679	336	16	—	—
Trailers/containers (at year end)	45,759	44,318	44,330	39,465	35,366
Company tractor miles (in thousands)	981,818	1,022,677	1,000,127	986,288	922,560

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

This report contains statements that may be considered to be forward-looking or predictions concerning future operations or events.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are inherently uncertain, subject to risks and should be viewed with caution.  These statements are based on our belief or interpretation of information currently available.  Shareholders and prospective investors are cautioned that actual results and future events may differ materially from the forward-looking statements as a result of many factors.  Among all the factors and events that are not within our control and could have a material impact on future operating results include:  general economic and business conditions, competition and competitive rate fluctuations, cost and availability of diesel fuel, ability to attract and retain qualified drivers, a loss of one or more major customers, interference with or termination of our relationships with certain railroads, insurance costs and availability, claims expense, retention of key employees, terrorists attacks or actions, acts of war, adverse weather conditions, new or different environmental or other laws and regulations, increased costs for new revenue equipment or decreases in the value of used equipment and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  The above is not an all-inclusive list.  Financial and operating results of JBHT may fluctuate as a result of these and other risk factors or events as described from time to time in our filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement to the extent we become aware that it will not be achieved for any reason.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect:

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

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of assets, provisions for uncollectible accounts receivable, exposures under self-insurance plans and various other recorded or disclosed amounts.  However, we believe that certain accounting policies are of more significance in the financial statement preparation process than others and are discussed below.  To the extent that actual outcomes differ from estimates, or additional facts and circumstances cause us to revise estimates, earnings will be affected.

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of our expenses related to employee injuries (workers’ compensation), vehicular collisions and accidents and cargo claims.  Most insurance arrangements include a level of self insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  The amounts of self insurance change from time to time based on certain measurement dates and policy expiration dates.  Our current insurance coverage specifies that the self insured limit on the majority of our claims is $1.5 million, which is prefunded with our insurance carrier.  We are substantially self-insured for loss of and damage to our owned and leased revenue equipment.  Our safety and claims personnel work directly with representatives from our insurance companies to continually update the estimated ultimate cost of each claim.  At December 31, 2002, we had approximately $15 million of estimated net claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2002, we had a prepaid insurance asset of approximately $45 million.

Revenue Equipment

We operate a significant number of tractors, trailers and containers in connection with our business.  This equipment may be purchased or acquired under capital or operating leases.  In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements.  Revenue equipment which is purchased is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  Equipment acquired under capital leases is initially recorded at the net present value of the minimum lease payments and amortized on the straight-line method over the lease term or the estimated useful life, whichever is shorter.

We have an agreement with our primary tractor supplier for guaranteed residual or trade-in values for certain new equipment acquired since 1999.  We have utilized these values in accounting for purchased and leased tractors.  If the supplier was unable to perform under the terms of such agreements, it could have a material negative impact on our financial results.

Revenue Recognition

We recognize revenue based on the relative transit time of the freight transported.  Accordingly, a portion of the total revenue which will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period.

Segments

We operated three segments during calendar year 2002.  Segments included Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  JBT business included full truck-load, dry-van freight which is primarily transported utilizing company-owned or controlled revenue equipment.  Freight in the JBT segment is typically transported over roads and highways and no portion of a movement involves railroads.  The JBI segment includes freight which is transported by rail over at least a portion of the movement.  JBI freight may also include certain repositioning truck loads which are moved by JBI equipment or third-party carriers, in circumstances where the movement directs JBI equipment back toward intermodal operations.  DCS segment business usually includes company-owned revenue equipment and employee drivers who are assigned to a specific customer, traffic lane or service.  DCS operations most frequently involve formal, written long-term agreements which govern services performed and applicable rates.

Prior to July 1, 2000, the Logistics business segment (JBL) primarily consisted of J.B. Hunt Logistics, a wholly-owned subsidiary which provided a wide range of comprehensive transportation and freight management services.  Such services included experienced professional managers, information and freight optimization technology and the actual design or redesign of freight system solutions.  JBL utilized JBT, JBI or DCS owned or controlled assets and employees, third-party carriers, or a combination of these options to meet service requirements.  JBL services were typically provided in accordance with written long-term agreements.  Effective July 1, 2000, JBL exchanged its ownership in substantially all of its assets for an initial membership interest in TPI.  As of January 1, 2003, we increased our interest in TPI from approximately 27% to 37%.

RESULTS OF OPERATIONS

2002 Compared With 2001

Operating Segments

For Years Ended December 31

(in millions of dollars)

	Gross Revenue			Operating Income
	2002	2001	% Change	2002	2001
JBT	$827.3	$828.6	—	26.6	$8.7
JBI	809.1	740.5	9%	54.6	42.1
DCS	628.3	548.7	15%	19.7	17.4
JBL	—	—	—	—-	—
Other	—	.6	—	.1	4.0
Subtotal	2,264.7	2,118.4	7%	$101.0	72.2
Inter-segment eliminations	(16.8)	(18.1)	—	—	—
Total	$2,247.9	$2,100.3	7%	$101.0	$72.2

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related footnotes appearing in this annual report.

Overview of 2002

Our consolidated net earnings for calendar year 2002 were $51.8 million, or diluted earnings per share of $1.33, compared with 2001 full-year earnings of $32.9 million, or 91 cents per diluted share.  We generated $101 million of operating income in 2002, a nearly 40% increase over the $72.2 million of operating income in 2001.  Our operating ratio was 95.5% in 2002 and 96.6% in 2001.  Our increase in 2002 net earnings was in spite of an effective income tax rate which rose to 30.8% from 23.5% in 2001 and the number of diluted shares outstanding increasing by nearly 8%.  The increase in shares outstanding reflects a secondary public offering, which closed in June of 2002.   Each of our three segments contributed to the improved earnings levels in 2002.

JBT segment gross revenue was essentially flat, totaling $827.3 million in 2002 and $828.6 million in 2001.  However, 2002 revenues were generated with approximately 3% fewer tractors.  In addition, 2002 fuel surcharge revenues were $14.2 million lower than the comparable amount in 2001, which negatively impacted the revenue comparison by approximately 2%.  Truck segment operating income rose to $26.6 million in 2002, from $8.7 million in 2001.  The improvement in 2002 operating income reflected higher revenue per loaded mile, reduced empty miles and lower driver pay rates.  A significant portion of the higher revenue per loaded mile and reduced empty miles was a result of our continued focus on yield management and improved revenue quality.  The reduction in driver pay per mile was a result of changes in pay scales for newly-hired drivers.

JBI segment gross revenue grew 9%, to $809.1 million in 2002, from $740.5 million in 2001.  Revenue growth was due, in part, to continued demand for our intermodal service offering and conversion of our container fleet to 100% 53-foot units.  Operating income in the JBI segment rose to $54.6 million in 2002 from $42.1 million in 2001.  Our JBI operating ratio was 93.3% in 2002 and 94.3% in 2001.  Financial results in this segment were enhanced by improved container utilization, improved driver productivity and a focus on revenue quality.

DCS segment revenue grew nearly 15%, to $628.3 million in 2002, from $548.7 million in 2001.  Revenue growth was primarily a result of a 9% increase in the size of the DCS tractor fleet and our focus on improving the quality of individual fleets.  While operating income rose to $19.7 million in 2002 from $17.4 million in 2001, the segment’s operating ratio was 96.9% in 2002 and 96.8% in 2001.  We reduced some costs in the DCS segment such as driver pay and overhead, however, higher accident and claims expenses, as well as new project start up costs, more than offset the improvements.

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of Operating Revenue		Percentage Change Between Years
	2002	2001	2002 vs. 2001

Operating revenues	100.0%	100.0%	7.0%
Operating expenses:
Salaries, wages and employee benefits	36.4%	37.6%	3.6%
Rents and purchased transportation	31.1	28.8	15.5
Fuel and fuel taxes	9.4	10.8	(6.8)
Depreciation and amortization	6.5	6.8	2.2
Operating supplies and expenses	5.8	6.9	(10.3)
Insurance and claims	2.5	2.0	32.4
Operating taxes and licenses	1.4	1.6	.6
General and administrative expenses, net of gains	1.3	.9	55.7
Communication and utilities	1.1	1.2	(2.0)
Total operating expenses	95.5	96.6	5.9
Operating income	4.5	3.4	39.8
Interest expense	(1.1)	(1.3)	(8.4)
Equity in earnings (loss) of associated companies	(.1)	—	(35.0)
Earnings before income taxes	3.3	2.1	73.7
Income taxes	1.0	.5	127.2
Net earnings	2.3%	1.6%	57.3%

Consolidated Operating Expenses

Total operating expenses in 2002 increased 5.9% over 2001, while operating revenues rose 7.0%.  Our operating ratio improved to 95.5% in 2002, compared with 96.6% in 2001.  Salaries, wages and employee benefits expense increased 3.6% in 2002, and declined to 36.4% of revenue in 2002 from 37.6% in 2001.  As previously mentioned, a lower mileage pay rate in our JBT segment for newly-hired drivers and the use of additional independent contractors were primary contributors to the relationship of this cost category to operating revenues.  Partly offsetting a decline in drivers’ wages relative to revenue were increases in maintenance wages, workers’ compensation, health insurance and office employee incentive expenses.  We opened some new company managed maintenance facilities and increased our mechanic labor force by about 14% in order to reduce the amount of maintenance that we outsource.  We also experienced higher costs in workers’ compensation and other fringe benefit programs and paid additional incentive payments to our office and administrative personnel that resulted from improved 2002 net earnings.

Rents and purchased transportation expense increased 15.5%, primarily due to the growth of our JBI business segment and the related payments to railroads and drayage carriers and the use of more independent contractors.  The 6.8% decline in fuel and fuel tax expense was primarily a result of fuel costs per gallon averaging about 5% less vs. 2001.  Operating supplies and expenses were down 10.3% in 2002 reflecting the reduced amount of outsourced tractor and trailer maintenance work and our focus on reducing travel expenses.  The 32.4% increase in insurance and claims costs reflects escalating liability insurance premiums which have been experienced industry wide and our higher accident costs.  The significant increase in general and administrative expenses was due primarily to higher driver advertising and recruiting expense in 2002 and changes in our gains and losses on revenue equipment dispositions.  In 2002, we had a $1.8 million net loss on equipment and facility dispositions, compared with a net gain of $4.8 million in 2001.

Our net interest expense declined in 2002, partly due to the approximate $68 million of capital we raised through a secondary public offering of common stock which closed in June of 2002.  We increased our effective income tax rate to 30.8% in 2002, from 23.5% in 2001, primarily to reflect additional taxes associated with our increased earnings.

Equity in losses of associated companies reflects our share of operating results for TPI and for our Mexican joint venture.  Amounts included the following:

	Years Ended December 31 (000)
	2002	2001
TPI	$(1,353)	$(1,918)

Mexican joint venture	—	(165)

	$(1,353)	$(2,083)

JBHT’s financial exposure is limited to its approximate $8.5 million investment in TPI as we have not made any additional commitments or guaranteed any of TPI’s financial obligations.

The year 2001 financial results of our Mexican joint venture primarily reflect adjustments to the carrying value of the investment due to the anticipated sale of our interests.  During the first quarter of 2002, we sold our joint venture interest in Mexico for its carrying value, to the majority owner, Transportacion Maritima Mexicana (TMM).  We recorded an $18.1 million note receivable from TMM, which, according to the terms of this sale, will be paid in four annual payments of approximately $4.5 million, plus interest at 5% per annum, through June of 2005.  The first payment was received as scheduled in June of 2002.

2001 Compared With 2000

Operating Segments

For Years Ended December 31

(in millions of dollars)

	Gross Revenue				Operating Income
	2001	2000		% Change	2001	2000
JBT	$828.6	$833.8		(1)%	$8.7	$(7.1)
JBI	740.5	681.1		9%	42.1	36.7
DCS	548.7	478.6		15%	17.4	28.4
JBL	—	230.0	*	—	—	8.1	*
Other	.6	—		—	4.0	(2.7)
Subtotal	2,118.4	2,223.5		(5)%	72.2	63.4
Inter-segment eliminations	(18.1)	(63.1)		—	—	—
Total	$2,100.3	$2,160.4		(3)%	$72.2	$63.4

*As of December 31, 2000, TPI qualified as a reportable business segment for financial reporting purposes. However, the logistics segment (JBL) information for 2001 shown above excludes TPI.  TPI is accounted for on the equity method and does not qualify as a reporting segment in 2001.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related footnotes appearing in this annual report.

Overview of 2001

Financial and operating results for the year 2001 were impacted by a number of significant items.  General economic conditions in the transportation industry were soft during the majority of the year and fuel costs varied dramatically, sometimes changing more than 10% from one month to the next.  However, overall fuel costs for 2001 were down from the prior year.  Consolidated operating revenues for 2001 decreased approximately 3% from 2000.  Excluding the JBL operations, which were contributed to TPI as of July 1, 2000, revenue growth for the remaining business segments was approximately 6%.  The growth in the remaining segments is attributable to expansion of our operating fleet of tractors from an average of 10,055 in 2000 to 10,710 in 2001, an average increase of 655 tractors or 6.5%.  While fuel costs and related fuel surcharge revenues varied significantly during 2001, the net change in fuel surcharge revenue had less than a 1% impact on revenue between 2001 and 2000.

JBT segment revenue totaled $828.6 million in 2001, down 1% from 2000.  This decline was due in part to the softer economy that created a reduced demand for freight.  JBT began focusing on improving the operating ratio through cost management initiatives rather than JBT fleet growth.  We had no plans to grow the JBT fleet until such time that a reasonable operating income had been achieved, warranting the additional investment of capital.  JBT tractor count, including independent contractors (I/C’s) declined nearly 3% during 2001 and tractor utilization was also down approximately 3%.  However, revenue per loaded mile increased 3.9%, excluding fuel surcharges, reflecting freight mix changes and pure rate increases,.  The Truck segment generated operating income of $8.7 million in 2001, compared with a loss of $7.1 million in 2000.  As a result of a new initiative commenced in late 2000, the number of I/C’s in JBT grew to 337 in 2001, from 16 at the end of 2000.  Continued volatility in the earnings power of the Truck unit is likely to prevail until supply and demand factors in the truckload industry improve.  Additional improvement is significantly dependent upon increases in the availability of freight.

JBI segment business was reasonably strong during 2001 and grew 9% to $740.5 million from $681.1 million in 2000.  The Intermodal segment held its tractor count essentially flat at 910 during 2001. Unlike the other segments, growth of JBI is not easily tracked by number of tractors, as JBI can utilize outside dray carriers and the other JBHT business units to support load and revenue growth.  The increase in revenue can be attributed to a 5% increase in the number of loads from 2000 to 2001, coupled with a 1.7% increase in revenue per loaded mile, excluding fuel surcharges.  As a result of revenue growth and utilization of containers, JBI operating income climbed 15% in 2001 to $42.1 million from $36.7 million in 2000.

DCS segment revenue grew 15% during 2001, to $548.7 million from $478.6 million in 2000.  This growth rate was down significantly from recent years due to:  1) soft economic conditions which made companies more apprehensive about changing or outsourcing their transportation needs, and;  2) our unwillingness to reduce rates to increase market share.  The DCS segment tractor fleet grew by 15% during 2001, but revenue growth was limited by idle tractors throughout most of the year.  DCS generated $17.4 million of operating income in 2001, compared with $28.4 million in 2000.  The lower margin and reduced operating income was primarily a result of idle tractors and a higher proportionate amount of shared trailer pool and corporate support costs being assigned to the business, as a result of improving the tracking of trailer usage and the increased internal transfer price, which is charged by JBT and JBI when DCS utilizes their assigned trailers.  Cost control and close analysis of individual fleet profitability remains a DCS objective.

For the year ended December 31, 2001, JBHT’s share of TPI’s results of operations totaled a loss of $1.9 million, compared with earnings of $440,000 for the six month period ended December 31, 2000.  TPI’s operating loss in 2001 was primarily due to start up expenses.  JBHT’s financial exposure is limited to its approximate $6.4 million investment in TPI as we have not made any additional commitments or guaranteed any of TPI’s financial obligations.

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of Operating Revenue		Percentage Change Between Years
	2001	2000	2001 vs. 2000
Operating revenues	100.0%	100.0%	(2.8)%
Operating expenses:
Salaries, wages and employee benefits	37.6%	35.6%	2.7%
Rents and purchased transportation	28.8	32.1	(13.0)
Fuel and fuel taxes	10.8	11.3	(6.9)
Depreciation and amortization	6.8	6.2	6.2
Operating supplies and expenses	6.9	6.1	11.4
Insurance and claims	2.0	1.8	8.7
Operating taxes and licenses	1.6	1.5	—
General and administrative expenses, net of gains	.9	1.3	(32.5)
Communication and utilities	1.2	1.2	(.7)
Total operating expenses	96.6	97.1	(3.3)
Operating income	3.4	2.9	13.9
Interest expense	(1.3)	(1.1)	5.0
Equity in earnings (loss) of associated companies	—	.2	—
Earnings before income taxes	2.1	2.0	1.5
Income taxes	.5	.3	59.2
Net earnings	1.6%	1.7%	(8.7)%

Consolidated Operating Expenses

Total operating expenses in 2001 declined 3.3% from 2000, decreasing in relative proportion to operating revenues.  Our operating ratio (operating expenses expressed as a percentage of operating revenues) improved slightly to 96.6% in 2001 from 97.1% in 2000.  As previously mentioned, the JBL segment was contributed to TPI effective July 1, 2000.  This approximate 10% reduction in consolidated operating revenues was the primary factor in reduced rents and purchased transportation expense.  The JBI segment relied solely on JBT and third party carriers for transportation services and accordingly, purchased transportation costs as a percent of revenue were significantly higher than the other segments.  The decline in fuel and fuel tax expense was primarily due to significantly lower fuel cost per gallon in late 2001.  The increase in 2001 operating supplies and expenses reflected higher tractor and trailing equipment maintenance and tire costs.  Insurance and claims costs reflected higher collision rates in JBT during 2001.  The significant decline in general and administrative expenses was due to an approximate $5.5 million gain on the sale of a group of trailers, which closed in March of 2001.  Gains on revenue equipment dispositions are included in this expense classification and totaled a net gain of $4.8 million in 2001, compared with a loss of $267,000 in 2000.

Equity in earnings (loss) of associated companies reflects our share of operating results for TPI and for the Mexican joint venture.  Equity in earnings amounts included the following:

	Year Ended December 31 (000)
	2001	2000
TPI	$(1,918)	$440

Mexican joint venture	(165)	4,337

	$(2,083)	$4,777

The year 2001 financial results of our Mexican joint venture primarily reflected adjustments to the carrying value of the investment due to the anticipated sale of our interests.  We had an agreement in principle for a sale to the majority owner of the joint venture.  This transaction was consummated in early 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

We generate significant amounts of cash from operating activities.  Net cash provided by operating activities was $174 million in 2002, $172 million in 2001 and $125 million in 2000.  While 2002 and 2001 reflected a typical level of cash provided by operating activities, 2000 was impacted by a significant prepayment for an operating lease which was funded in early 2000.  Cash flows used in investing activities primarily reflect additions to and dispositions from our fleet of revenue equipment.  During the latter part of 2000 through late 2001, we utilized capital leases to acquire tractors.  Tractor additions since October 2001 have been purchased.  The majority of our trailing equipment additions since October 2000 have been under operating lease programs.  Net cash provided by financing activities in 2002 reflects our $68 million secondary stock offering, which closed in June of 2002.  We discontinued a commercial paper borrowing program during 2001 and ceased paying cash dividends in early 2000.

SELECTED BALANCE SHEET DATA

As of December 31	2002	2001	2000
Working capital ratio	1.33	1.45	1.04
Current maturities of long-term debt and lease obligations (millions)	$124	$38	$101
Total debt and capitalized lease obligations (millions)	$343	$392	$401
Total debt to equity	.58	.86	.96
Total debt as a percentage of total capital	.37	.46	.49

From time to time our Board of Directors authorizes the repurchase of our common stock.  Purchases of JBHT stock were:

	2002	2001	2000
Number of shares acquired	—	—	500,000
Price range of shares	—	—	$10.94 - $16.13

Liquidity

Our need for capital typically has resulted from the acquisition of revenue equipment required to support our growth and the replacement of older tractors and trailing equipment with new, late model equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have recently obtained capital through a secondary common stock offering, revolving lines of credit and cash generated from operations.  We have also utilized capital and operating leases to acquire revenue equipment.

As mentioned above, we utilized capital leases to acquire tractors from late 2000 through late 2001.  We started purchasing tractors and containers in October of 2001 and plan to continue purchasing tractors and containers in the foreseeable future.  We have been acquiring dry van trailing equipment since October of 2000, primarily under operating lease programs.  We currently expect to spend in the range of $220 million, net of expected proceeds from sale or trade-in allowances, on revenue equipment for the full calendar year of 2003.

We are authorized to borrow up to $150 million under our current revolving lines of credit which expire November 14, 2005.   We had no balances outstanding under these lines at December 31, 2002.  Under the terms of our credit and note agreements, we are required to maintain certain financial covenants including leverage tests, minimum tangible net worth levels and other financial ratios.  We were in compliance with all of the financial covenants at December 31, 2002.  As of December 31, 2002, we had committed to purchase approximately $184 million of revenue and service equipment, net of proceeds, from sale or trade-in allowances.  We believe that our current liquid assets, cash generated from operations and our revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

Contractual Cash Obligations

As of December 31, 2002

(000)

	Amounts Due By Period
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years

Operating Leases	$283,616	$74,233	$110,227	$80,769	$18,387

Capital leases	149,886	34,481	115,405	—	—

Senior and subordinated notes payable	202,010	97,010	105,000	—	—

Subtotal	$635,512	$205,724	$330,632	$80,769	$18,387

Commitments to acquire revenue equipment	184,000	184,000	—	—	—

Total	$819,512	$389,724	$330,632	$80,769	$18,387

Financing Commitments

As of December 31, 2002

(000)

	Commitments Expiring By Period
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years

Revolving credit arrangements	$150,000	$—	$150,000	—	—-
Standby letters of credit	26,510	26,510	—	—	—
Total	$176,510	$26,510	$150,000	—	—

Risk Factors

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

Our effective income tax rates were 30.8%, 23.5% and 15.0% for the years 2002, 2001 and 2000, respectively.  We implemented an accountable expense reimbursement plan for a portion of our drivers in February of 2003 (driver per diem).  While this plan will generally benefit both JBHT and the majority of our drivers, it results in a higher effective income tax rate.  Partly as a result of this change and anticipated higher earnings, we are currently estimating an effective income tax rate of 37% to 39% for calendar year 2003.

In 1997, the Equal Employment Opportunity Commission (EEOC) commenced an action against us in Federal District Court alleging that we had violated the Americans With Disabilities Act by refusing to hire as truck drivers certain individuals who were taking certain medications.  The EEOC sought injunctive relief and damages for a group of 540 individuals.  The District Court dismissed the EEOC’s complaint on our motion for summary judgment.  The EEOC appealed this decision to the Federal Court of Appeals.  The Federal Court of Appeals upheld the District Court’s decision in our favor.  However, the EEOC may still appeal this case to higher courts.  If the higher courts rule against us, we could be subject to a new trial in the District Court.

In a separate action filed in Michigan in November 2001, by a group of eight former employees, the plaintiffs alleged that we violated the Elliott-Larsen Civil Rights Act of Michigan.  In February 2003, we reached an agreement to settle this complaint.  The terms of the settlement are to remain confidential by agreement, however, this contemplated settlement will not materially impact our financial statements or results of operations.

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

Inflation could have a material impact on our business.  A prolonged or unusual period of rising costs could result in fuel, wages, insurance, interest or other costs increasing rapidly and could adversely affect our results of operations if we were unable to increase freight rates accordingly.  The impact of inflation has been minimal during the past three years.

Our business is subject to general economic and business factors that are largely out of our control, any one of which could have a material adverse effect on our results of operations.  These factors include significant increases or rapid fluctuations in fuel costs, excess capacity in the trucking industry, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels and difficulty attracting and retaining qualified drivers and independent contractors.  We are also affected by recessionary economic cycles and downturns in customers’ business cycles.

We operate in a highly competitive and fragmented industry.  Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers.  We compete with many other truckload carriers of varying sizes, some of which have more equipment and greater capital resources that we do.  Some of our competitors periodically reduce their freight rates to gain or retain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain rates or maintain our profit margins.

We depend on third parties in the operation of our business.  Our Intermodal business segment utilizes a number of railroads in the performance of transportation services.  While the majority of these services are provided pursuant to written agreements with the railroads, the inability to utilize one or more of these railroads could have a material adverse effect on our business or operating results.

If we are unable to retain our key employees, our business, financial condition and results of operations could be harmed.  We are highly dependent upon the services of a number of our officers and other key employees.  We do not have employment agreements with any of these employees.  The loss of any of their services could have a materially adverse effect on our operations or future profitability.

As part of a 1998 consent decree with the U.S. Environmental Protection Agency (EPA), a number of heavy-duty diesel engine manufacturers agreed to significantly reduce emissions from their engines which were produced subsequent to October 1, 2002.  We have not yet had sufficient time to test these new engines.  We will continue to test a limited number of the new EPA compliant engines.  In November of 2002, we committed to purchase approximately 2,100 new tractors, primarily for our JBI and DCS segments, which will be equipped with Mercedes engines.  These engines are not covered by the EPA’s October 1, 2002 rules.  Except for these 2,100 tractors, which will be utilized primarily for local and regional operations, we expect to limit new tractor purchases until we are able to complete further testing and evaluation of the EPA compliant engines.  In addition, these new EPA compliant engines are expected to increase the acquisition and operating costs of these tractors and may negatively impact our future profitability.

Fuel and fuel taxes currently represent our third largest general expense category.  During the past three years fuel cost per gallon has varied significantly, with prices frequently changing as much as $.10 to $.15 per gallon between consecutive months.  We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs.  Most of these programs automatically adjust weekly depending on the cost of fuel.  However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers.  In addition, we incur additional costs when fuel prices rise which cannot be fully recovered due to our engines being idled during cold weather and empty or out-of-route miles which cannot be billed to customers.  In February of 2003, fuel prices averaged approximately 15% higher than December of 2002 and 45% higher than February of 2002.  Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability.  As of December 31, 2002, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143).  SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  We also record a corresponding asset which is depreciated over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  We were required to adopt SFAS No. 143 on January 1, 2003.   The adoption of SFAS 143 will not have a material effect on our financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.   The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002, and are included in the notes to our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement amends FASB Statement No. 123,  Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of

Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term debt. We from time to time utilize interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at December 31, 2002.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on our results of operations based on variable rate debt outstanding at December 31, 2002.  At December 31, 2002, the fair value of our fixed rate long-term obligations approximated carrying value.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2002.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of December 31, 2002, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors

J. B. Hunt Transport Services, Inc.:

We have audited the accompanying consolidated balance sheets of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Tulsa, Oklahoma

January 30, 2003

J. B. HUNT TRANSPORT SERVICES, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

(Dollars in thousands, except per share amounts)

	2002	2001
Assets

Current assets:
Cash and cash equivalents	$80,628	49,245
Trade accounts receivable	237,156	233,246
Inventories	9,515	8,915
Prepaid licenses and permits	20,054	17,507
Other current assets	85,828	75,886
Total current assets	433,181	384,799

Property and equipment, at cost:
Revenue and service equipment	1,096,809	1,067,465
Land	20,469	19,834
Structures and improvements	80,667	78,469
Furniture and office equipment	107,708	98,201

Total property and equipment	1,305,653	1,263,969
Less accumulated depreciation	461,091	432,258
Net property and equipment	844,562	831,711
Other assets (notes 7 and 9)	40,985	43,788
	$1,318,728	1,260,298

J. B. HUNT TRANSPORT SERVICES, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

(Dollars in thousands, except per share amounts)

	2002	2001
Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt (note 2)	$97,010	10,000
Current installments of obligations under capital leases (note 8)	27,138	28,426
Trade accounts payable	117,931	163,291
Claims accruals	14,706	18,003
Accrued payroll	46,511	30,251
Other accrued expenses	11,291	12,713
Deferred income taxes (note 4)	10,742	3,150

Total current liabilities	325,329	265,834

Long-term debt, excluding current maturities (note 2)	104,815	212,950
Obligations under capital leases, excluding current installments (note 8)	114,152	140,657
Other long-term liabilities	1,997	5,275
Deferred income taxes (note 4)	181,948	177,265

Total liabilities	728,241	801,981

Stockholders’ equity (notes 2, 3 and 12):
Preferred stock, par value $100. Authorized 10,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share. Authorized 100,000,000 shares; issued 41,774,858 and 39,009,858 shares at December 31, 2002 and 2001, respectively	418	390
Additional paid-in capital	184,683	115,319
Retained earnings	459,803	407,987
Accumulated other comprehensive loss	—	(7,037)
	644,904	516,659
Treasury stock, at cost (2,457,280 shares in 2002 and 3,030,828 shares in 2001)	(54,417)	(58,342)
Total stockholders’ equity	590,487	458,317
Commitments and contingencies (notes 2, 4, 6 and 8)
	$1,318,728	1,260,298

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC.

AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

	2002	2001	2000
Operating revenues	$2,247,886	2,100,305	2,160,447

Operating expenses:

Salaries, wages and employee benefits (note 5)	818,318	790,210	769,393
Rents and purchased transportation	698,455	604,542	694,756
Fuel and fuel taxes	210,632	226,102	242,835
Depreciation and amortization	145,848	142,755	134,391
Operating supplies and expenses	130,853	145,850	130,947
Insurance and claims	56,132	42,381	38,982
Operating taxes and licenses	32,797	32,616	32,641
General and administrative expenses, net of gains	30,029	19,282	28,563
Communication and utilities	23,859	24,358	24,528
Total operating expenses	2,146,923	2,028,096	2,097,036
Operating income	100,963	72,209	63,411
Interest expense	(24,763)	(27,044)	(25,747)
Equity in earnings (loss) of associated companies	(1,353)	(2,083)	4,777
Earnings before income taxes	74,847	43,082	42,441
Income taxes (note 4)	23,031	10,137	6,366
Net earnings	$51,816	32,945	36,075
Basic earnings per share	$1.36	0.93	1.02
Diluted earnings per share	$1.33	0.91	1.02

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Stockholders’ Equity (Notes 2 and 3)
Balances at December 31, 1999	$390	107,172	340,749	(5,324)	(51,780)	391,207
Comprehensive income:
Net earnings	—	—	36,075	—	—	36,075
Foreign currency translation adjustments	—	—	—	(1,178)	—	(1,178)
Total comprehensive income	—	—	—	—	—	34,897
Remeasurement of stock options	—	110	—	—	—	110
Tax benefit of stock options exercised	—	31	—	—	—	31
Sale of treasury stock to employees	—	(223)	—	—	1,160	937
Repurchase of treasury stock	—	—	—	—	(7,576)	(7,576)
Cash dividends paid ($0.05 per share)	—	—	(1,782)	—	—	(1,782)
Balances at December 31, 2000	$390	107,090	375,042	(6,502)	(58,196)	417,824
Comprehensive income:
Net earnings	—	—	32,945	—	—	32,945
Foreign currency translation adjustments	—	—	—	(535)	—	(535)
Total comprehensive income	—	—	—	—	—	32,410
Tax benefit of stock options exercised	—	5,361	—	—	—	5,361
Sale of treasury stock to employees	—	2,868	—	—	(146)	2,722
Balances at December 31, 2001	$390	115,319	407,987	(7,037)	(58,342)	458,317
Comprehensive income:
Net earnings	—	—	51,816	—	—	51,816
Foreign currency translation adjustments	—	—	—	7,037	—	7,037
Total comprehensive income	—	—	—	—	—	58,853
Common stock issued	28	68,066	—	—	—	68,094
Tax benefit of stock options exercised	—	5,822	—	—	—	5,822
Stock option exercises, net of stock repurchased for payroll taxes	—	(4,524)	—	—	3,925	(599)
Balances at December 31, 2002	$418	184,683	459,803	—	(54,417)	590,487

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net earnings	$51,816	32,945	36,075
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	145,848	142,755	134,391
(Gain) loss on sale of revenue equipment	1,798	(4,833)	267
Provision for deferred income taxes	12,275	251	5,843
Equity in (earnings) loss of associated companies	1,353	2,083	(4,777)
Tax benefit of stock options exercised	5,822	5,361	31
Remeasurement of options	—	—	110
Amortization of discount	125	256	55
Changes in operating assets and liabilities:
Trade accounts receivable	(3,910)	(7,449)	12,776
Other assets	(3,667)	3,353	(58,057)
Trade accounts payable	(45,360)	4,706	(21,424)
Claims accruals	(6,575)	(11,256)	10,078
Accrued payroll and other accrued expenses	14,838	3,427	9,705
Net cash provided by operating activities	174,363	171,599	125,073
Cash flows from investing activities:
Additions to property and equipment	(239,341)	(138,466)	(225,672)
Proceeds from sale of equipment	80,005	110,711	126,350
Decrease (increase) in other assets	(2,096)	3,512	(596)
Net cash used in investing activities	(161,432)	(24,243)	(99,918)
Cash flows from financing activities:
Net borrowings (repayments) of commercial paper borrowings	$—	(74,400)	39,400
Repayments of long-term debt	(21,250)	(10,000)	(60,000)
Principal payments under capital lease obligations	(27,793)	(21,803)	(3,370)
Proceeds from sale of common stock	68,094	—	—
Stock option exercise	3,313	2,722	937
Stock repurchased for payroll taxes	(3,912)	—	—
Repurchase of treasury stock	—	—	(7,576)
Dividends paid	—	—	(1,782)
Net cash provided by (used in) financing activities	18,452	(103,481)	(32,391)
Net increase (decrease) in cash and cash equivalents	31,383	43,875	(7,236)
Cash and cash equivalents at beginning of year	49,245	5,370	12,606
Cash and cash equivalents at end of year	$80,628	49,245	5,370
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$25,063	27,248	26,138
Income taxes	$22,953	779	3,654
Non-cash activities:
Capital lease obligations for revenue equipment	$—	96,703	97,553
Assets contributed to associated company	$—	—	2,927
Sale of joint venture
Non-monetary proceeds	$1,161	—	—
Note receivable	$5,876	—	—

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)       Summary of Significant Accounting Policies

(a)                                 Description of Business

J. B. Hunt Transport Services, Inc. (JBHT), together with our wholly-owned subsidiaries, is a diversified transportation services company operating under the jurisdiction of the U.S. Department of Transportation and various state regulatory agencies.

(b)                                 Principles of Consolidation and Critical Accounting Policies

JBHT’s consolidated financial statements include our financial statements and our wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c)                                  Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(d)                                 Tires in Service

We capitalize tires placed in service on new revenue equipment as a part of the equipment cost.  Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service.

(e)                                  Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 3 to 15 years for revenue and service equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment.

Property and equipment under capital leases are stated at the present value of minimum lease payments and amortized over the straight-line method over the shorter of the lease term or estimated useful life of the asset.

(f)             Revenue Recognition

We recognize revenue based on relative transit time in each reporting period with expenses recognized as incurred.

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

(h)                                 Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	Years ended December 31
	2002	2001	2000
Basic earnings per share:
Numerator (net earnings)	$51,816	32,945	36,075
Denominator (weighted average shares outstanding)	37,984	35,602	35,313
Earnings per share	$1.36	0.93	1.02
Diluted earnings per share:
Numerator (net earnings)	$51,816	32,945	36,075
Denominator:
Weighted average shares outstanding	37,984	35,602	35,313
Effect of common stock options	1,058	597	104
	39,042	36,199	35,417
Earnings per share	$1.33	0.91	1.02

Options to purchase shares of common stock that were outstanding during each year but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares are shown in the table below.

	2002	2001	2000
Number of shares under option	250,000	410,900	5,394,000

Range of exercise prices	$28.32 - 37.50	$18.38 - 37.50	$14.00 - 37.50

(i)             Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to our large number of customers and the diverse range of industries which they represent.  As of December 31, 2002 and 2001, we had no significant concentrations of credit risk.

(j)             Foreign Currency Translation

Local currencies are generally considered the functional currencies outside the United States.  Assets and liabilities are translated at year-end exchange rates for operations in local currency environments.  Income and expense items are translated at average rates of exchange prevailing during the year.

Foreign currency translation adjustments, which reflect foreign currency exchange rate changes applicable to the net assets of the Mexican operations have been recorded as a separate item of accumulated other comprehensive loss in stockholders’ equity as of December 31, 2001.  This investment was sold during 2002.

(k)                                 Stock Based Compensation

We have adopted the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for compensation costs for our stock option plans.  Accordingly, compensation expense is recognized on the date of grant only if the current market price of the underlying common stock at date of grant exceeds the exercise price.

Had we determined compensation cost based on the fair value at the grant date for our stock options under Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), our net earnings would have been reduced to the pro forma amounts indicated below.

	2002	2001	2000
Net earnings (in thousands)	$51,816	32,945	36,075
As reported
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	5,008	3,083	5,352
Pro forma	$46,808	29,862	30,723

Basic earnings per share
As reported	$1.36	0.93	1.02
Pro forma	$1.23	0.84	0.87

Diluted earnings per share
As reported	$1.33	0.91	1.02
Pro forma	$1.20	0.82	0.87

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

(l)             Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

We continually evaluate the carrying value of our assets for events or changes in circumstances which indicate that the carrying value may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(m)                              Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments and is presented in the consolidated statements of stockholders’ equity.

(n)                                 Claims Accruals

Claims payable represent accruals for the self-insured portion of pending accident liability, workers’ compensation, physical damage and cargo damage.  These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based on our past claims experience.

Our current insurance coverage specifies that the self-insured limit on the majority of our claims is $1.5 million, which is prefunded with our insurance carrier.  We are substantially self-insured for loss of and damage to our owned and leased revenue equipment.

(o)                                 Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143).  SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  We also record a corresponding asset which is depreciated over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  We were required to adopt SFAS No. 143 on January 1, 2003.  The adoption of SFAS 143 will not have a material effect on our financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

(2)       Long-Term Debt

Long-term debt consists of (in thousands):

	2002	2001
Senior notes payable, due September 1, 2003, interest at 6.25% payable semianually	$87,010	98,260

Senior notes payable, due September 15, 2004, interest at 7.00% payable semiannually	95,000	95,000

Senior subordinated notes, due October 30, 2004, interest at 7.80% payable semiannually	20,000	30,000
	202,010	223,260
Less current maturities	(97,010)	(10,000)
Unamortized discount	(185)	(310)
	$104,815	212,950

We are authorized to issue up to $150 million under our current revolving lines of credit.  These lines of credit are supported by credit agreements, with a group of banks, which expire November 14, 2005.  No balances were outstanding under these lines of credit at December 31, 2002.  The 7.80% senior subordinated notes are payable in five equal annual installments of $10 million, which commenced October 30, 2000.

Under the terms of the credit agreements and the note agreements, we are required to maintain certain financial covenants including leverage tests, minimum tangible net worth levels and other financial ratios.  We were in compliance with all of the financial covenants at December 31, 2002.

Current maturities of long-term debt at December 31, 2002 consist of the 6.25% senior notes and the fourth installment of the 7.80% senior subordinated notes.  The aggregate annual maturities of long-term debt for each of the two years ending December 31 are $97.0 million in 2003 and $105.0 million in 2004.  There is no long-term debt due in 2005.

(3)       Capital Stock

In late May and June of 2002, we closed an offering of approximately 5.9 million shares of common stock.  Approximately 2.8 million shares were issued and sold by JBHT and 3.1 million shares were sold by a shareholder.  The selling price of the stock was $26 per share before underwriter discounts and other expenses.

We maintain a Management Incentive Plan (“Plan”) that provides various vehicles to compensate our key employees with JBHT common stock or common stock equivalents.  Under the original Plan, we were authorized to award, in aggregate, not more than 5,000,000 shares.  During 1998 and again in 2000, the stockholders of JBHT amended the Plan whereby we are now authorized to award, in aggregate, not more than 8,500,000 shares.  At December 31, 2002, there were approximately 1,076,000 shares available for grant under the Plan.  We have utilized three such vehicles to award stock or grant options to purchase JBHT common stock: restricted stock awards, restricted options and nonstatutory stock options.  As of December 31, 2002, there are no restricted stock awards or restricted options issued or outstanding.

The Plan provides that nonstatutory stock options may be granted to key employees for the purchase of JBHT common stock for 100% of the fair market value of the common stock at the grant date.  The options generally vest over a ten-year period and are forfeited if the employee terminates for any reason.  The plan allows the employee to surrender shares of common stock which the employee already owns in full or partial payment of the option price of an option being exercised and/or to satisfy withholding tax obligations incident to the exercise of an option.  We amended certain vested options related to employees of our logistics segment, extending the exercise period after termination.  This resulted in a remeasurement of these options and accordingly $110,000 was charged to compensation expense in 2000.

A summary of the restricted and nonstatutory options to purchase JBHT common stock follows:

	Number of Shares	Weighted Average Exercise Per Share	Number of Shares Exercisable
Outstanding at December 31, 1999	3,737,565	$16.65	551,940
Granted	908,250	12.75
Exercised	(98,100)	13.06
Terminated	(237,950)	16.15

Outstanding at December 31, 2000	4,309,765	15.94	831,812
Granted	881,000	14.43
Exercised	(600,051)	14.78
Terminated	(553,570)	17.48

Outstanding at December 31, 2001	4,037,144	15.57	488,620
Granted	992,900	25.41
Exercised	(431,794)	14.51
Terminated	(147,300)	15.27

Outstanding at December 31, 2002	4,450,950	$17.88	494,413

During 1995, our Board of Directors established a nonqualified stock option plan to provide performance based compensation to the Chairman of the Board (Chairman’s Plan).  The Chairman’s Plan allowed the Chairman the option to purchase up to 2.5 million shares of JBHT common stock at a price of $17.63 per share.  These options vested after five years.  The Chairman's Plan allows the Chairman to surrender shares of common stock which he already owns in full or partial payment of the option price of an option being exercised and/or to satisfy withholding tax obligations incident to the exercise of an option.  Under the original Chairman’s Plan the options were to be exercised within one year of vesting and all unexercised options would have terminated.  During 2000, our stockholders amended the Chairman’s Plan whereby the exercise period was extended two years from date of vesting.  One million options were exercised during the year ended December 31, 2002 and 1.5 million options were exercised in 2001.  There were no options outstanding for the Chairman’s Plan at December 31, 2002.

The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $14.53, $10.82 and $9.07, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2002 - expected dividend yield 0.0%, volatility of 54.9%, risk-free interest rate of 3.2%, and an expected life of 6.7 years; 2001 - expected dividend yield 0.0%, volatility of 59.9%, risk-free interest rate of 4.7%, and an expected life of 6.2 years; 2000 - expected dividend yield 0.0%, volatility of 52.4%, risk-free interest rate of 5.2%, and an expected life of 6.6 years.

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Options exercisable	Weighted average exercise price per share
$10.01-20.00	3,233,387	5.7	$15.14	402,800	$14.71
20.01-30.00	1,207,563	9.2	25.06	87,613	23.15
30.01-40.00	10,000	6.5	37.50	4,000	37.50
$10.01-40.00	4,450,950	6.7	$17.88	494,413	$16.39

(4)       Income Taxes

Total income tax (benefit) expense for the years ended December 31, 2002, 2001 and 2000 was allocated as follows (in thousands):

	2002	2001	2000

Earnings before income taxes	$23,031	10,137	6,366
Stockholders’ equity, for tax benefit of stock options exercised	5,823	5,361	31
	$17,208	4,776	6,335

Refundable income taxes at December 31, 2002 were $8,538,000 and payable income taxes at December 31, 2001 were $3,659,000.  These amounts have been included in other current assets and liabilities on the balance sheet, respectively.

Income tax expense (benefit) attributable to earnings before income taxes consists of (in thousands):

	2002	2001	2000
Current expense:
Federal	$10,413	9,661	66
State and local	343	225	457
	10,756	9,886	523
Deferred expense (benefit):
Federal	3,892	208	8,032
State and local	8,383	43	(2,189)
	12,275	251	5,843
Total tax expense	$23,031	10,137	6,366

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal tax rate of 35% for the following reasons (in thousands):

	2002	2001	2000
Income tax - statutory rate	$26,196	15,078	14,854
State tax, net of Federal effect	1,295	(174)	(1,125)
Sale/leaseback benefit	(8,021)	(8,021)	(7,863)
Mexican joint-venture redemption	—	2,331	—
Change in effective state tax rate, net of federal effect	4,514	—	—
Other, net	(953)	923	500
Total tax expense	$23,031	10,137	6,366

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below (in thousands):

	2002	2001
Deferred tax assets:
Claims accruals, principally due to accrual for financial reporting purposes	$3,362	12,419
Tax credit carryforwards	17,037	12,181
Net operating loss carryforwards	9,382	—
Accounts receivable, principally due to allowance for doubtful accounts	1,812	1,635
Other	5,560	1,266
Total gross deferred tax assets	$37,153	27,501

	2002	2001
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and capitalized interest	$169,515	162,406
Prepaid permits and insurance, principally due to expensing for income tax purposes	16,514	7,877
Sale and leaseback transaction	20,102	28,123
Mexican joint-venture	—	3,396
Other	23,712	6,114
Total gross deferred tax liabilities	229,843	207,916
Net deferred tax liability	$192,690	180,415

We believe our history of profitability and taxable income, the reversal of deferred tax liabilities, and our utilization of tax planning sufficiently supports the carrying amount of the deferred tax assets.  Accordingly, we have not recorded a valuation allowance as all deferred tax benefits are more likely than not to be realized.

At December 31, 2002, we had general business tax credit carryforwards of approximately $4,174,000 expiring from the year 2007 to 2009, and alternative minimum tax credit carryforwards with no expiration of approximately $12,863,000.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  These transactions used a structure that the Internal Revenue Service (IRS) has recently indicated it intends to examine.  We have voluntarily disclosed these transactions to the IRS and in October 2002, the IRS began their examination of the specific facts of these transactions. If the IRS challenges these transactions, we intend to vigorously defend them.  However, if the IRS successfully challenges these transactions, and disallows some or all of the tax benefits that have been realized, these actions could have a material adverse effect on our financial condition and operating results.

(5)       Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate.  We match a specified percentage of employee contributions, subject to certain limitations.  For the years ended December 31, 2002, 2001 and 2000, JBHT matching contributions to the plan were $6,813,000, $7,555,000 and $6,553,000, respectively.

(6)       Fair Value of Significant Financial Instruments

(a)                                 Cash and Cash Equivalents, Accounts Receivable, and Trade Accounts Payable

The carrying amount approximates fair value because of the short maturity of these instruments.

(b)                                 Long-Term Debt

The fair value of the fixed rate debt is presented as the present value of future cash flows discounted using our current borrowing rate for notes of comparable maturity.  The calculation arrives at a theoretical amount we would pay a creditworthy third party to assume our fixed rate obligations and not the termination value of these obligations. Consistent with market practices, such termination values may include various prepayment and termination fees that we would contractually be required to pay if we retired the debt early.

The estimated fair values of our financial instruments are summarized as follows (in thousands):

	At December 31, 2002		At December 31, 2001
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Cash and cash equivalents	$80,628	80,628	49,245	49,245
Trade accounts receivable	237,156	237,156	233,246	233,246
Trade accounts payable	117,931	117,931	163,291	163,291
Long-term debt:
Fixed rate obligations	202,010	213,397	223,260	228,331

(7)       Related Party Transactions

We advanced premiums on life insurance policies on the lives of our principal stockholder and his wife.  In 2002, we ceased advancing premiums on these policies.  All premiums paid by JBHT, along with accrued interest thereon, are reimbursable from a trust which is the owner and beneficiary of the policy.  We have a guarantee from the stockholder for the amount of premiums paid by JBHT together with interest at the rate of 5% per annum through June of 2000.  In July of 2000 our Board of Directors approved an adjustment to the interest rate to be our average borrowing rate when additional advances were made.  The interest rate changed to 7.42% in August 2001 and to 7.39% in July 2002.  The amounts reimbursable to JBHT amount to approximately $10,153,000 and $9,049,000 at December 31, 2002 and 2001, respectively, and are included in other assets in our accompanying consolidated balance sheets.  See also note 9 for disclosure of transactions with an associated company.

(8)       Commitments and Contingencies

During 1999, we entered into a sale and leaseback transaction for a portion of our container fleet.  Containers having a net book value of approximately $175,000,000 were sold to third party leasing companies at approximate net book value.  A gain on the transaction has been deferred and will be amortized to income in relation to rent expense recognized under the leases.  The containers are being leased back under operating leases over terms of four to ten years.  We also lease terminal facilities, shuttle yards and computer equipment under operating leases having various terms.  Under the terms of certain lease agreements, we are required to maintain certain covenants including minimum credit ratings.  We were in compliance with these requirements at December 31, 2002.

During 2000, we entered into various capital lease agreements to lease revenue equipment.  These capital leases are secured by revenue equipment with a net book value at December 31, 2002 of approximately $139,000,000 and contain certain guarantees of residual value at the end of the lease terms with fixed price purchase options.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2002 are (in thousands):

	Capital Leases	Operating Leases

2003	$34,481	74,233
2004	115,405	56,414
2005	—	53,813
2006	—	44,053
2007	—	36,716
Thereafter	—	18,387
Total minimum lease payments	149,886	283,616
Less amount representing interest (at rates ranging from 4.2% to 8.5%)	8,596

Present value of net minimum capital lease payments	141,290
Less current installments of obligations under capital leases	27,138

Obligations under capital leases excluding current installments	$114,152

At December 31, 2002 and 2001 gross property and equipment recorded under capital leases was $193,953,000 and $194,256,000, respectively.

Total rent expense was $115,084,000 in 2002, $98,783,000 in 2001, and $87,545,000 in 2000, respectively.

At December 31, 2002, we had committed to purchase approximately $184,000,000 of revenue and service equipment net of expected proceeds from sale or trade-in allowances.

We adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  The Interpretation requires that we recognize the fair value of guarantee and indemnification arrangements issued or modified by JBHT after December 31, 2002, if these arrangements are within the scope of that Interpretation.  In addition, under previously existing generally accepted accounting principles, we continue to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

In 2002, we issued financial standby letters of credit as a guarantee of our performance under certain operating lease commitments and insurance policies.  If we default on our commitments under the lease agreements or insurance policies, we are required to perform under these guarantees.  The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $27 million.  As of December 31, 2002, no amounts have been accrued for any estimated losses under the obligations, as it is probable that the suppliers will be able to make all scheduled payments.

We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of claims and pending litigation will not have a material adverse effect on our financial condition or our results of operations.

(9)       Investment in Affiliated Company

In March 2000, we, along with five other motor carriers, announced the intent to contribute all of our non-asset based logistics business into a recently formed joint venture, Transplace, Inc. (TPI).  TPI is an Internet-based global transportation logistics company.  TPI commenced operations effective July 1, 2000.  We contributed all of our logistics segment business and all related intangible assets, plus $5.0 million of cash, in exchange for an approximate 27% initial membership interest in TPI.  We account for our approximate 27% interest in TPI utilizing the equity method of accounting.  No gain or loss was recognized upon formation and contribution of logistics segment assets to TPI.  Equity in earnings of TPI was a loss of $1,353,000 in 2002.  On December 31, 2002, we acquired an additional 10% interest in TPI from one of the initial members.

We provided various services to TPI under a shared service agreement, the terms of which expired on December 31, 2002.  The services included the following:  payroll and benefits; accounting; computer system maintenance; office facilities; and telecommunications.  The fees from these services approximated $6,299,000 and $6,483,000 in 2002 and 2001, respectively, and were recorded in the consolidated statement of earnings as reimbursements of salaries, wages and employee benefits and general and administrative expenses.

We earned revenues of $40,406,000 and $69,696,000 from TPI in providing transportation services during 2002 and 2001, respectively.

At December 31, 2002 and 2001, trade accounts receivable included $2,383,000 and $4,198,000, respectively, due from TPI for freight and fees related to the shared service agreement.

For the years ending December 31, 2002 and 2001, we incurred approximately $34,994,000 and $32,649,000, respectively, in purchased transportation expense as a result of TPI providing transportation services.

(10)       Segment Information

We have three reportable business segments, Truck (JBT), Intermodal (JBI), and Dedicated Contract Services (DCS).  JBT business includes full truck-load, dry-van freight which is typically transported utilizing company-owned or controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail.  The JBI segment includes freight which is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations.  DCS segment business typically includes company-owned revenue equipment and employee drivers which are assigned to a specific customer, traffic lane or service.  DCS operations usually include formal, written long-term agreements or contracts which govern services performed and applicable rates.

Prior to July 1, 2000, the Logistics business segment primarily consisted of J. B. Hunt Logistics (JBL) a wholly-owned subsidiary which provided a wide range of comprehensive transportation and freight management services.  Such services included experienced professional managers, information and optimization technology and the actual design or redesign of freight system solutions.  JBL utilized JBT, JBI or DCS owned or controlled assets and employees, third-party carriers, or a combination of these options to meet customer service requirements.  JBL services typically were provided in accordance with written long-term agreements.  As discussed in Note 9, we exchanged our ownership in JBL for an initial membership interest in TPI.  Effective July 1, 2000, we began accounting for our ownership in TPI utilizing the equity method of accounting.  As of December 31, 2000, TPI qualified as a reportable business segment and, accordingly, the Logistics segment information shown below includes both JBL and TPI.  Information for TPI included in the following tables is the entity’s results of operations without regard to our ownership interest which is then subtracted in reconciling to the consolidated statement of earnings.

Our customers are geographically dispersed across the United States and include many of the “Fortune 500” companies.  One customer accounted for approximately 18%, 16% and 12% of consolidated operating revenues in 2002, 2001 and 2000, respectively.  A summary of certain segment information is presented below (in millions):

	Assets
	2002	2001	2000
Truck	$844	892	871
Intermodal	227	172	128
Logistics	—	—	33
Dedicated Contract Services	227	179	138
Other (includes corporate and intersegment eliminations)	21	17	62
Total	$1,319	1,260	1,232

	Revenues
	2002	2001	2000
Truck	$827	829	834
Intermodal	809	740	681
Logistics	—	—	727
Dedicated Contract Services	628	549	479
Total segment revenues	2,264	2,118	2,721
Inter-segment eliminations	(16)	(18)	(63)
Less revenues of equity method investee	—	—	(498)
Consolidated statements of earnings amount	$2,248	2,100	2,160

	Operating income
	2002	2001	2000
Truck	$27	9	(7)
Intermodal	55	42	37
Logistics	—	—	9
Dedicated Contract Services	20	17	28
Other	(1)	4	(3)
Total segment operating income	$101	72	64
Less operating income of equity method investee	—	—	(1)
Consolidated statements of earnings amount	$101	72	63

	Depreciation expense
	2002	2001	2000
Truck	$69	70	65
Intermodal	19	21	23
Dedicated Contract Services	49	44	36
Other	9	8	10
Total	$146	143	134

(11)       Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2002 and 2001 are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2002:
Operating revenues	$510,221	557,328	582,671	597,666
Operating income	$13,631	28,509	28,026	30,797
Net earnings	$4,854	15,479	16,756	14,727
Basic earnings per share	$0.13	0.42	0.43	0.37
Diluted earnings per share	$0.13	0.40	0.42	0.37

2001:
Operating revenues	$495,419	521,489	537,156	546,241
Operating income	$8,367	15,818	11,950	36,074
Net earnings	$1,645	8,568	4,549	18,183
Basic earnings per share	$0.05	0.24	0.13	0.51
Diluted earnings per share	$0.05	0.24	0.12	0.50

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 2002 involving a change of accountants or disagreements on accounting and financial disclosure.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2003 set forth under section entitled “Proposal One Election of Directors.”

EXECUTIVE OFFICERS

Information with respect to our executive officers is set forth in Item 4 of this Report under the caption “Our Executive Officers.”

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Items 11 and 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 24, 2003 set forth under sections entitled “Principal Stockholders of the Company,” “Report of the Compensation Committee,” “2003 Performance-based Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is hereby incorporated by reference from Note (7) Related Party Transactions and Note (9) Investment in Affiliated Company of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 24, 2003 set forth under the section entitled “Compensation Committee Interlocks and Insider Participation.”

ITEM 14.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.  In addition, the CEO and CFO determined that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)   Financial Statements, Financial Statement Schedules and Exhibits:

(1)           Financial Statements

The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements, Item 8, on page 21.

(3)           Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report (“Exhibit Index”) on page 47.

(b)   Reports on Form 8-K

On November 21, 2002, we filed a current report on Form 8-K announcing that we had reached an agreement in principle with Werner Enterprises, Inc. to transfer a portion of Werner Enterprises’ ownership interest in Transplace, Inc. to J.B. Hunt.

On November 25, 2002, we filed a current report on Form 8-K announcing that an agreement had been reached with Freightliner LLC for a comprehensive truck sale and trade package for 2003.

On January 30, 2003, we filed a current report on Form 8-K announcing our financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 10th day of March, 2003.

J. B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/	Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

By:	/s/	Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and Administration,
Chief Financial Officer

By:	/s/	Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 10th day of March, 2003 on behalf of the registrant and in the capacities indicated.

/s/	John A. Cooper, Jr.	Member of the Board
	John A. Cooper, Jr.	of Directors

/s/	Wayne Garrison	Member of the Board
	Wayne Garrison	of Directors (Chairman)

/s/	Gene George	Member of the Board
	Gene George	of Directors

/s/	Thomas L. Hardeman	Member of the Board
	Thomas L. Hardeman	of Directors

/s/	J. Bryan Hunt, Jr.	Member of the Board
	J. Bryan Hunt, Jr.	of Directors (Vice Chairman)

/s/	J.B. Hunt	Member of the Board
	J.B. Hunt	of Directors (Senior Chairman)

/s/	Johnelle D. Hunt	Member of the Board
	Johnelle D. Hunt	of Directors (Corporate Secretary)

/s/	James L. Robo	Member of the Board
	James L. Robo	of Directors

/s/	Kirk Thompson	Member of the Board
	Kirk Thompson	of Directors (President and Chief Executive Officer)

/s/	Leland Tollett	Member of the Board
	Leland Tollett	of Directors

/s/	John A. White	Member of the Board
	John A. White	of Directors

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

J.B. Hunt Transport Services, Inc.

I, Kirk Thompson, certify that:

1.               I have reviewed this annual report on Form 10-K of J.B. Hunt Transport Services, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

J.B. Hunt Transport Services, Inc.

I, Jerry W. Walton, certify that:

1.               I have reviewed this annual report on Form 10-K of J.B. Hunt Transport Services, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and Administration, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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

10B

The Company has an Employee Stock Purchase Plan filed on Form S-8 on February 3, 1984 (Registration Number 2-93928), and a Management Incentive Plan filed on Form D-8 on April 16, 1991 (Registration Number 33-40028).  The Management Incentive Plan is Incorporated herein by reference from Exhibit 4B of the Registration Statement 33-40028. The Company amended and restated its Employee Retirement Plan on Form S-8 (Registration Statement Number 33-57127) filed December 30, 1994.  The Employee Retirement Plan is incorporated herein by reference from Exhibit 99 of Registration Statement Number 33-57127.  The Company amended and restated its Management Plan on Form S-8 (Registration Number 33-40028) filed August 14, 2001.  The Company filed the Chairman’s Stock Option Incentive Plan as part of a definitive 14A on March 26, 1996.

21	Subsidiaries of J.B. Hunt Transport Services, Inc.

23	Consent of KPMG LLP

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President of Finance and Administration and Chief Financial Officer