Form 10-Q
period 2003-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2003-05-07
CIK 728535

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas

71-0335111

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 J.B. Hunt Corporate Drive, Lowell, Arkansas 72745
(Address of principal executive offices, and Zip Code)

(479) 820-0000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes         ☒            No           ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☒            No           ☐

The number of shares of the registrant’s $.01 par value common stock outstanding on March 31, 2003 was 39,357,935.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended March 31, 2003

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31
	2003	2002

Operating revenues	$571,213	$510,221

Operating expenses
Salaries, wages and employee benefits	191,086	195,695
Rents and purchased transportation	184,081	156,055
Fuel and fuel taxes	65,401	46,980
Depreciation and amortization	37,537	35,984
Operating supplies and expenses	29,716	31,846
Insurance and claims	17,445	10,959
Operating taxes and licenses	8,260	7,988
General and administrative expenses, net of gains	7,824	4,812
Communication and utilities	6,003	6,271
Total operating expenses	547,353	496,590
Operating income	23,860	13,631
Interest expense	(5,408)	(6,836)
Equity in loss of associated companies	(423)	(450)
Earnings before income taxes	18,029	6,345
Income taxes	6,851	1,491
Net earnings	$11,178	$4,854

Average basic shares outstanding	39,341	36,264

Basic earnings per share	$0.28	$0.13

Average diluted shares outstanding	40,288	37,269

Diluted earnings per share	$0.28	$0.13

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,279	$80,628
Accounts receivable	257,023	237,156
Prepaid expenses and other	93,480	115,397
Total current assets	434,782	433,181
Property and equipment	1,299,667	1,305,653
Less accumulated depreciation	461,587	461,091
Net property and equipment	838,080	844,562
Other assets	40,301	40,985
	$1,313,163	$1,318,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$97,010	$97,010
Current installments of obligations under capital leases	22,975	27,138
Trade accounts payable	123,076	117,931
Claims accruals	14,631	14,706
Accrued payroll	35,914	46,511
Other accrued expenses	7,712	11,291
Deferred income taxes	4,002	10,742
Total current liabilities	305,320	325,329
Long-term debt, excluding current maturities	104,846	104,815
Obligations under capital leases, excluding current installments	110,814	114,152
Other long-term liabilities	3,055	1,997
Deferred income taxes	186,794	181,948
Stockholders' equity	602,334	590,487
	$1,313,163	$1,318,728

See accompanying notes to condensed consolidated financial statements.

J.B. Hunt Transport Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31
	2003	2002
Cash flows from operating activities:
Net earnings	$11,178	$4,854
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,537	35,984
Loss on sale of revenue equipment	434	205
Deferred income taxes	(1,894)	(9,169)
Equity in loss of associated companies	423	450
Tax benefit of stock options exercised	234	4,584
Amortization of discount, net	31	31
Changes in operating assets and liabilities:
Trade accounts receivable	(19,867)	7,014
Prepaid expenses and other assets	21,917	20,819
Trade accounts payable	5,145	(51,607)
Claims accruals	983	(5,839)
Accrued payroll and other accrued expenses	(14,176)	(3,612)
Net cash provided by operating activities	41,945	3,714
Cash flows from investing activities:
Additions to property and equipment	(52,757)	(89,688)
Proceeds from sale of equipment	21,164	48,767
(Increase) decrease in other assets	261	(13,612)
Net cash used in investing activities	(31,332)	(54,533)
Cash flows from financing activities:
Repayments of long-term debt	—	23,000
Principal payments under capital lease obligations	(7,397)	(6,723)
Issuance (acquisition) of treasury stock	435	(2,299)
Net cash provided by (used in) financing activities	(6,962)	13,978
Net change in cash and cash equivalents	3,651	(36,841)
Cash and cash equivalents at beginning of period	80,628	49,245
Cash and cash equivalents at end of period	$84,279	$12,404
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,037	$9,405
Income taxes	207	14,320

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Basis of Presentation

Our condensed consolidated financial statements included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 31, 2002 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission.  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading.  You should read the accompanying condensed consolidated financial statements in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

We believe that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made.  The results of operations for the interim periods presented in this report are not necessarily indicative of the results to be expected for the full calendar year ending December 31, 2003.

2.                                      Stock Based Compensation

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

	Three Months Ended March 31

	2003	2002
Net earnings as reported (in thousands)	$11,178	$4,854
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	1,159	1,291
Pro forma	$10,019	$3,563

Basic earnings per share
As reported	$.28	$.13
Pro forma	$.25	$.10

Diluted earnings per share
As reported	$.28	$.13
Pro forma	$.25	$.10

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

3.                                      Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143).  SFAS No. 143 required us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  We adopted SFAS No. 143 effective January 1, 2003.  The adoption of SFAS No. 143 did not have a material effect on our financial statements.

4.                                      Long-Term Debt

Long-term debt consists of (in thousands):

	3/31/2003	12/31/2002
Senior notes payable, due September 1, 2003, interest at 6.25% payable semiannually	$87,010	$87,010

Senior notes payable, due September 15, 2004, interest at 7.00% payable semiannually	95,000	95,000

Senior subordinated notes, due October 30, 2004, interest at 7.80% payable semiannually	20,000	20,000
	202,010	202,010

Less current maturities	(97,010)	(97,010)

Unamortized discount	(154)	(185)
	$104,846	$104,815

5.                                      Capital Stock

We have a stock option plan (Management Incentive Plan) that provides for the awarding of our common stock and stock options to key employees.  A summary of the restricted and non-statutory options to purchase our common stock follows:

	Number of shares	Weighted average exercise price per share	Number of shares exercisable
Outstanding at December 31, 2002	4,450,950	$17.88	494,413

Granted	7,500	28.94
Exercised	(52,053)	15.11
Terminated	(29,950)	24.80

Outstanding at March 31, 2003	4,376,447	$17.89	498,360

6.                                      Earnings Per Share

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

	Three Months Ended March 31

	(in thousands, except per share data)

	2003	2002

Net earnings	$11,178	$4,854

Basic weighted average shares outstanding	39,341	36,264

Dilutive effect of stock options	947	1,005

Diluted weighted average shares outstanding	40,288	37,269

Basic earnings per share	$.28	$0.13

Diluted earnings per share	$.28	$0.13

We had some options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended March 31
	2003	2002
Number of shares under option	237,500	70,250

Range of exercise price	$28.32 - $37.50	$26.00 - $37.50

7.                                      Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments.  During the three months ended March 31, 2003 and 2002, comprehensive income was equal to:  (in thousands):

	Three Months Ended March 31
	2003	2002
Net earnings	$11,178	$4,854
Foreign currency translation gain	—	7,037
Comprehensive income	$11,178	$11,891

8.                                      Income Taxes

The effective income tax rates for the three months ended March 31, 2003 and 2002, were based on estimated annual combined effective rates of 38.0% and 23.5%, respectively.  The increase in the 2003 effective income tax rate was partly a result of a new accountable expense reimbursement plan (driver per diem plan).  This new plan, which was implemented in February of 2003, benefits most of our eligible drivers and reduces certain costs which are classified in the salary, wages and employee benefits expense category.  The lower benefit costs of the driver per diem plan are partly offset by higher effective income tax rates.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  These transactions used a structure that the Internal Revenue Service (IRS) has recently indicated it intends to examine.  We have voluntarily disclosed these transactions to the IRS and in October of 2002, the IRS began their examination of the specific facts of these transactions.  If the IRS challenges our transactions, we intend to vigorously defend them.  However, if the IRS successfully challenges these transactions, these actions could have a material adverse effect on our financial condition and operating results.

9.                                      Business Segments

We operated three distinct business segments during the three months ended March 31, 2003.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (10) of our annual report (Form 10-K) for the year ended December 31, 2002.  A summary of certain segment information is presented below (in millions):

	Assets
	As of March 31
	2003	2002
JBT	836	$860
JBI	253	185
DCS	224	188
Other (includes corporate)	—	(12)
Total	$1,313	$1,221

	Operating Revenues
	For The Three Months Ended March 31
	2003	2002
JBT	199	$188
JBI	214	185
DCS	162	143
Subtotal	575	516
Inter-segment eliminations	(4)	(6)
Total	$571	$510

	Operating Income (Loss)
	For The Three Months Ended March 31
	2003	2002
JBT	1.3	$(2.2)
JBI	18.9	10.5
DCS	3.7	5.3
Other (includes corporate)	—	—
Total	$23.9	$13.6

	Depreciation and Amortization Expense
	For The Three Months Ended March 31
	2003	2002
JBT	$17	$18
JBI	5	5
DCS	13	11
Other (includes corporate)	3	2
Total	$38	$36

10.                               Reclassifications

We have reclassified certain amounts from our 2002 financial statements so they will be consistent with the way we have classified amounts in 2003.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of earnings for the three-month periods ended March 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Tulsa, Oklahoma
April 14, 2003

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should refer to the attached interim condensed consolidated financial statements and related notes and also to our annual report (Form 10-K) for the year ended December 31, 2002 as you read the following discussion.  We may make statements in this report, and in documents we incorporate by reference, that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions, competitive rate fluctuations, availability of drivers, and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service.  You should also refer to Item 7 of our annual report (Form 10-K) for the year ended December 31, 2002, for additional information on risk factors and other events that are not within our control.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the Securities and Exchange Commission.

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

In preparing financial statements and related disclosures, we also must use estimates in determining the economic useful lives of assets, provisions for uncollectible accounts receivable, exposures under self insurance plans and various other recorded or disclosed amounts.  However, we believe that certain accounting policies are of more significance in the financial statement preparation process than others and are discussed below.  To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise estimates, earnings will be affected.

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions and accidents and cargo claims.  Most insurance arrangements include a level of self insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  The amounts of self insurance change from time to time based on certain measurement dates and policy expiration dates.  Our current insurance coverage specifies that the self-insured limit on the majority of our claims is $1.5 million, which is prefunded with our insurance carrier.  We are substantially self-insured for loss of and damage to our owned and leased revenue equipment.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated ultimate cost of each claim.  At March 31, 2003, we had approximately $15 million of estimated net claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At March 31, 2003, we had a prepaid insurance asset of approximately $33 million.

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

SEGMENTS

We operated three segments during the first quarter of 2003.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (10) of our annual report (Form 10-K) for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Summary of Operating Segments Results

For The Three Months Ended March 31

(dollars in millions)

	Operating Revenue			Operating Income (loss)
	2003	2002	% Change	2003	2002

JBT

$

199

$

188

6

%

$

1.3

$

(2.2

)

JBI	214	185	16	18.9	10.5
DCS	162	143	13	3.7	5.3
Subtotal	575	516	12	23.9	13.6
Inter-segment eliminations	(4)	(6)	—	—	—
Total	$571	$510	12%	$23.9	$13.6

Overview

Our total consolidated operating revenue for the first quarter of 2003 was $571 million, an increase of approximately 12% over the $510 million in the first quarter of 2002.  Fuel surcharge revenue has an impact on this comparison.  The amount of fuel surcharge revenue billed in the current quarter was $21.5 million more than the amount billed in the first quarter of 2002.  Excluding fuel surcharges, total operating revenue during the current quarter increased 8% over the comparable period of 2002.

JBT segment revenue totaled $199 million for the first quarter of 2003, an increase of 6% over the $188 million in the first quarter of 2002.  If the amount of fuel surcharge revenue was excluded from both the 2003 and 2002 periods, segment revenue would have increased approximately 2% in 2003.  This 2% increase in revenue was primarily a result of an approximate 4% increase in revenue per loaded mile, exclusive of fuel surcharges, and a 1% increase in miles per tractor, partly offset by a decline in the size of the tractor fleet.  The average number of total tractors operated in the JBT fleet declined 283 (5%) during the first quarter of 2003, compared with the first quarter of 2002.  The percentage of empty miles declined to 9.5% in 2003, from 10.1% in 2002.  The increase in revenue per loaded mile, excluding fuel surcharges, and the decrease in empty miles helped contribute to the significant improvement in earnings of the JBT segment.  In addition, we implemented an accountable expense reimbursement plan (driver per diem plan) in February of 2003.  This new plan benefits most of our eligible drivers and also favorably impacted our net earnings during the first quarter of 2003.  Operating income for the first quarter of 2003 was $1.3 million, compared with a loss of $2.2 million in 2002.  The operating ratio of the JBT segment was 99.3% in 2003 and 101.2% in 2002.  The higher revenue per mile and lower empty miles were a result of our yield management initiatives launched in late 2001.

JBI segment revenue increased 16%, to $214 million during the first quarter of 2003, compared with $185 million in 2002.  If the amount of fuel surcharge revenue was excluded from both the 2003 and 2002 periods, the increase in JBI revenue would have been 12%.  The increase in revenue was primarily due to an approximate 9% increase in load volume and a 1% increase in revenue per loaded mile.  Revenue per load also increased 2% due to changes in freight mix.  Operating income of the JBI segment was $18.9 million in the first quarter of 2003, compared with $10.5 million in 2002.  The operating ratio of the JBI segment was 91.2% in 2003 and 94.3% in 2002.  In addition to higher revenue per load, 2003 operating income was enhanced by lower dray cost per load.

DCS segment revenue rose 13%, to $162 million in 2003, from $143 million in 2002.  If fuel surcharge revenue was excluded from both of the 2003 and 2002 periods, the increase in DCS revenue would have been 9%.  This increase in DCS segment revenue was driven by an approximate 6% increase in the average size of the tractor fleet and a 2% increase in net revenue per tractor, excluding fuel surcharge.  Operating income of our DCS segment declined to $3.7 million in 2003, from $5.3 million in 2002.  Difficult winter weather in a large part of its operating area and lingering costs associated with the elimination of some remaining non-performing projects reduced DCS operating income in 2003.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31
	Percentage of Operating Revenues		Percentage Change Between Quarters
	2003	2002	2003 vs. 2002
Operating revenues	100.0%	100.0%	12.0%
Operating expenses
Salaries, wages and employee benefits	33.4%	38.4%	(2.4)%
Rents and purchased transportation	32.2	30.6	18.0
Fuel and fuel taxes	11.4	9.2	39.2
Depreciation and amortization	6.6	7.1	4.3
Operating supplies and expenses	5.2	6.2	(6.7)
Insurance and claims	3.1	2.1	59.2
Operating taxes and licenses	1.4	1.6	3.4
General and administrative expenses, net of gains	1.4	0.9	62.6
Communication and utilities	1.1	1.2	(4.3)
Total operating expenses	95.8	97.3	10.2
Operating income	4.2	2.7	75.0
Interest expense	(0.9)	(1.3)	(20.9)
Equity in loss of associated companies	(0.1)	(0.1)	(6.0)
Earnings before income taxes	3.2	1.3	184.1
Income taxes	1.2	0.3	359.5
Net earnings	2.0%	1.0%	130.3%

Consolidated Operating Expenses

Total operating expenses during the first quarter of 2003 increased 10.2% over the comparable period in 2002.  Salaries, wages and employee benefits expense declined 2.4% in 2003 and decreased to 33.4% of operating revenues in 2003 from 38.4% in 2002.  A portion of this decline in salaries and wages was a result of our implementation of an accountable expense reimbursement plan (driver per diem plan) for certain drivers during the first quarter of 2003.  This plan reduces certain costs which are classified in the salary, wages and employee benefits expense category, but is partly offset by higher effective income tax rates.  Rents and purchased transportation costs rose 18.0% in 2003, primarily related to additional funds paid to railroads and drayage companies, related to our JBI business growth, and to the expansion of our independent contractor fleet.

The 39.2% increase in fuel and fuel taxes was due to significantly higher fuel costs and slightly lower miles per gallon in 2003.  During the first quarter of 2003, our fuel cost per gallon averaged nearly 38% higher than the comparable period of 2002.  These higher fuel costs were partly offset by additional fuel surcharges billed to customers which are included in operating revenues.  The impact of higher fuel costs, net of fuel surcharges billed to customers, reduced our earnings by approximately $2.4 million during the current quarter.  Operating supplies and expenses declined 6.7%, partly due to the reduced amount of outsourced tractor and trailing equipment maintenance work.  The 59.2% rise in insurance and claims costs reflects escalating liability insurance premiums, which have been experienced throughout the industry, and our higher accident costs.  The significant increase in general and administrative expenses was primarily a result of higher bad debt expense and increased driver recruiting and advertising costs.  We recorded a write-down of accounts receivable in 2003 from a customer that filed for bankruptcy protection, compared with a net credit from bad debt recovery in 2002.  Our net interest expense declined in 2003, partly due to the approximate $68 million of capital we raised through a secondary public offering of common stock in mid 2002.  We increased our effective income tax rate to 38.0% in 2003, from 23.5% in 2002, primarily due to the new driver per diem plan and our increased level of earnings.

The equity in loss of associated companies item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).  On December 31, 2002, we increased our interest in TPI to approximately 37% from 27%.

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $41.9 million during the first quarter of 2003, compared with $3.7 million in 2002.  Net cash provided in 2002 was reduced by an approximate $37 million payment in connection with our insurance coverage.  Net cash provided by operating activities in 2003 was enhanced by improved net earnings, but reduced by a significant increase in accounts receivable.  The decline in net cash used in investing activities to $31.3 million in 2003 from $54.5 million in 2002, primarily reflects reduced levels of capital spending for revenue equipment.  Net cash related to financing activities consumed $7 million in 2003 and provided nearly $14 million in 2002.  Our secondary stock offering in mid 2002 allowed us to fund additions to property and equipment primarily with cash in 2003, while we borrowed net funds of $23 million in 2002.

Selected Balance Sheet Data

		As of
	March 31, 2003	December 31, 2002	March 31, 2002
Working capital ratio	1.42	1.33	1.44

Current maturities of long-term debt and current installments of obligations under capital leases (millions)	$120	$124	$62

Total debt and obligations under capital leases (millions)	$336	$343	$408

Total debt to equity	.56	.58	.86

Total debt as a percentage of total capital	.36	.37	.46

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

Net capital expenditures were $31.6 million during the first quarter of 2003 compared with $40.9 million for the same period of 2002.  We reduced our levels of capital spending, particularly for tractors, during the first quarter of 2003 vs. 2002.  We expect our rate of capital spending for revenue equipment to accelerate during the second and third quarters of 2003.  We currently anticipate spending in the range of $220 million, net of expected proceeds from sale or trade-in allowances, on revenue equipment for the full calendar year of 2003.

We are authorized to borrow up to $150 million under our current revolving line of credit and had no balances outstanding on this line at March 31, 2003.  This line of credit expires on November 14, 2005.  We believe that our liquid assets, cash generated from our secondary stock offering described above, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of March 31, 2003 Amounts Due by Period
	(dollars in millions)
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years
Operating leases	$255	$71	$100	$73	$11
Capital leases	141	100	41	—	—
Senior and subordinated notes payable	202	97	105	—	—
Subtotal	$598	268	$246	$73	$11
Commitments to acquire revenue equipment	169	169	—	—	—
Total	$767	$437	$246	$73	$11

	Financing Commitments Expiring By Period As of March 31, 2003
	(dollars in millions)
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years
Revolving credit arrangements	$150	—	$150	—	—
Standby letters of credit	27	27	—	—	—
Total	$177	$27	$150	—	—

Risk Factors

You should refer to Item 7 of our annual report (Form 10-K) for the year ended December 31, 2002, under the caption “Risk Factors” for additional information on factors and events that are not within our control and could affect our financial results.

Our effective income tax rate was 38.0% during the first quarter of 2003 and 23.5% in 2002.  We implemented an accountable expense reimbursement plan (driver per diem plan) for a portion of our drivers in February of 2003.  While this plan will benefit both the majority of our drivers and our net earnings, it results in a higher effective income tax rate.  Partly as a result of this change and anticipated higher earnings, we are currently estimating an effective income tax rate of 38% for calendar year 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of  our use of short-term revolving lines of credit.  From time to time we utilize interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at March 31, 2003.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on our results of operations based on variable rate debt outstanding at March 31, 2003.  At March 31, 2003, the fair value of our fixed rate long-term obligations approximated carrying value.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2003.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from its foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

Since our most recent review of internal controls systems and procedures, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

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

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 24, 2003.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  At the meeting, stockholders voted on the following resolutions with the vote tabulations so indicated:

		Votes
		For	Against	Abstained
1.	To elect four Class II Directors for a term of three years each.	34,224,129	0	1,110,655

2.	To ratify the appointment of KPMG LLP as our independent public accountants for the next fiscal year.	33,967,266	1,439,544	15,999

There was no solicitation in opposition to our nominees for Directors as listed in the proxy statement and each nominee was elected by greater than ninety-six percent of the shares voted.  No additional business or other matters came before the meeting or any adjournment thereof.

Item 5.                                                           Other information

None applicable.

Item 6.                    Exhibits and Reports on Form 8-K

a)                    Exhibits

15.              Awareness letter related to Independent Accountants’ Review Report.

99.              Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)                   Reports on Form 8-K

On April 15, 2003, we filed a current report on Form 8-K announcing our financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 7th day of May, 2003.

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

Date: May 7, 2003	/s/ Kirk Thompson
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

Date: May 7, 2003	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration,
Chief Financial Officer

INDEX TO EXHIBITS

J.B Hunt Transport Services, Inc.

Exhibit Number	Exhibit

15	Awareness letter related to Independent Accounts’ Review Report

99	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002