Form 10-Q
period 2003-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2003-07-30
CIK 728535

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

Yes      ☒      No      ☐

The number of shares of the registrant’s $.01 par value common stock outstanding on June 30, 2003 was 39,507,499.

(Shares outstanding on June 30, 2003, do not reflect a two for one stock split payable August 29, 2003 to stockholders of record on July 31, 2003.)

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended June 30, 2003

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Operating revenues	$599,866	$557,328	$1,171,079	$1,067,549

Operating expenses
Salaries, wages and employee benefits	195,551	202,833	386,637	398,528
Rents and purchased transportation	194,017	169,591	378,099	325,645
Fuel and fuel taxes	54,291	50,982	119,692	97,962
Depreciation and amortization	37,273	35,920	74,810	71,904
Operating supplies and expenses	30,014	33,299	59,730	65,146
Insurance and claims	17,746	13,704	35,191	24,663
Operating taxes and licenses	8,142	8,339	16,402	16,327
General and administrative expenses, net of gains	10,388	8,153	18,212	12,965
Communication and utilities	6,004	5,998	12,007	12,269
Total operating expenses	553,426	528,819	1,100,780	1,025,409
Operating income	46,440	28,509	70,299	42,140
Interest expense	(5,279)	(6,913)	(10,686)	(13,749)
Equity in loss of associated company	(154)	(830)	(577)	(1,280)
Earnings before income taxes	41,007	20,766	59,036	27,111
Income taxes	15,878	5,287	22,729	6,778
Net earnings	$25,129	$15,479	$36,307	$20,333

Average basic shares outstanding	39,513	37,107	39,427	36,688

Basic earnings per share	$0.64	$0.42	$0.92	$0.55

Average diluted shares outstanding	40,657	38,302	40,473	37,788

Diluted earnings per share	$0.62	$0.40	$0.90	$0.54

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,333	$80,628
Accounts receivable	257,675	237,156
Prepaid expenses and other	68,659	115,397
Total current assets	454,667	433,181
Property and equipment	1,307,296	1,305,653
Less accumulated depreciation	464,082	461,091
Net property and equipment	843,214	844,562
Other assets	39,620	40,985
	$1,337,501	$1,318,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$97,010	$97,010
Current installments of obligations under capital leases	99,197	27,138
Trade accounts payable	101,451	117,931
Claims accruals	23,337	14,706
Accrued payroll	41,763	46,511
Other accrued expenses	9,011	11,291
Deferred income taxes	6,676	10,742
Total current liabilities	378,445	325,329
Long-term debt, excluding current maturities	104,877	104,815
Obligations under capital leases, excluding current installments	21,762	114,152
Other long-term liabilities	3,350	1,997
Deferred income taxes	196,786	181,948
Stockholders’ equity	632,281	590,487
	$1,337,501	$1,318,728

See accompanying notes to condensed consolidated financial statements.

J.B. Hunt Transport Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30
	2003	2002
Cash flows from operating activities:
Net earnings	$36,307	$20,333
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74,810	71,904
Loss on sale of revenue equipment	1,041	333
Deferred income taxes	10,772	(13,723)
Equity in loss of associated company	577	1,280
Tax benefit of stock options exercised	2,543	5,285
Amortization of discount, net	62	63
Changes in operating assets and liabilities:
Trade accounts receivable	(20,519)	(13,572)
Prepaid expenses and other assets	46,738	36,744
Trade accounts payable	(16,480)	(42,760)
Claims accruals	9,984	(3,256)
Accrued payroll and other accrued expenses	(7,028)	9,951
Net cash provided by operating activities	138,807	72,582
Cash flows from investing activities:
Additions to property and revenue equipment	(125,227)	(136,463)
Proceeds from sale of revenue equipment	45,184	60,492
(Increase) decrease in other assets	788	(7,490)
Net cash used in investing activities	(79,255)	(83,461)
Cash flows from financing activities:
Repayments of long-term debt	—	(10,250)
Principal payments under capital lease obligations	(14,790)	(13,557)
Proceeds from sale of common stock	—	68,106
Re-issuance (acquisition) of treasury stock	2,943	(2,341)
Net cash provided by (used in) financing activities	(11,847)	41,958
Net change in cash and cash equivalents	47,705	31,079
Cash and cash equivalents at beginning of period	80,628	49,245
Cash and cash equivalents at end of period	$128,333	$80,324
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,640	$13,920
Income taxes	3,419	20,501
Non-cash activities:
Capital lease obligations for revenue equipment	$—	$41
Non-monetary proceeds from sale of joint venture	—	1,161

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

2.                                      Stock-based Compensation

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

Had we determined compensation cost based on the fair value at the grant date for our stock options under Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation (SFAS No. 123), our net earnings would have been reduced to the pro forma amounts indicated below.

	Three Months Ended June 30

			Six Months Ended June 30

	2003	2002	2003	2002

Net earnings as reported (in thousands)	$25,129	$15,479	$36,307	$20,333

Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	1,154	1,028	2,306	2,519
Pro forma	$23,975	$14,451	$34,001	$17,814

Basic earnings per share

As reported	$0.64	$0.42	$0.92	$0.55

Pro forma	$0.61	$0.39	$0.86	$0.49

Diluted earnings per share

As reported	$0.62	$0.40	$0.90	$0.54

Pro forma	$0.59	$0.38	$0.84	$0.47

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  We are required to adopt the provisions of the Interpretation as of July 1, 2003.  We are currently assessing the impact of the Interpretation.

4.                                      Long-Term Debt

Long-term debt consists of (in thousands):

	6/30/2003	12/31/2002

Senior notes payable, due September 1, 2003, interest at 6.25% payable semiannually	$87,010	$87,010

Senior notes payable, due September 15, 2004, interest at 7.00% payable semiannually	95,000	95,000

Senior subordinated notes, due October 30, 2004, interest at 7.80% payable semiannually	20,000	20,000
	202,010	202,010

Less current maturities	(97,010)	(97,010)

Unamortized discount	(123)	(185)
	$104,877	$104,815

5.                                      Capital Stock

We have a stock option plan (Management Incentive Plan) that provides for the awarding of our common stock and stock options to key employees.  A summary of the restricted and non-statutory options to purchase our common stock follows:

	Number of shares	Weighted average exercise price per share	Number of shares exercisable
Outstanding at December 31, 2002	4,450,950	$17.88	494,413

Granted	47,500	34.88
Exercised	(393,620)	16.06
Terminated	(72,755)	21.36

Outstanding at June 30, 2003	4,032,075	$18.20	799,175

We announced on July 17, 2003 that our Board of Directors had declared a two for one stock split on our common stock, which will be payable August 29, 2003, to stockholders of record on July 31, 2003.  This split is not reflected in this Form 10-Q report for the three and six months ended June 30, 2003.

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

	Three Months Ended June 30

			Six Months Ended June 30

	2003	2002	2003	2002

Net earnings	$25,129	$15,479	$36,307	$20,333

Basic weighted average shares outstanding	39,513	37,107	39,427	36,688

Dilutive effect of stock options	1,144	1,195	1,046	1,100

Diluted weighted average shares outstanding	40,657	38,302	40,473	37,788

Basic earnings per share	$0.64	$0.42	$0.92	$0.55

Diluted earnings per share	$0.62	$0.40	$0.90	$0.54

We had some options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Number of shares under option	50,000	60,000	50,000	60,000

Range of exercise price	$34.55 - $38.10	$28.88 - $37.50	$34.55 - $38.10	$28.88 - $37.50

7.                                      Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments.  During the three and six months ended June 30, 2003 and 2002, comprehensive income was equal to:  (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net earnings	$25,129	$15,479	$36,307	$20,333
Foreign currency translation gain	—	—	—	7,037
Comprehensive income	$25,129	$15,479	$36,307	$27,370

8.                                      Income Taxes

The effective income tax rates for the three months ended June 30, 2003 and 2002, were 38.7% and 25.5%, respectively.  The effective income tax rate for the six months ended June 30, 2003 was 38.5%, compared with 25.0% for the six months ended June 30, 2002.  The increase in the 2003 effective income tax rates was partly a result of the new accountable expense reimbursement plan (driver per diem plan).  This new plan, which was implemented in February of 2003, benefits most of our eligible drivers and reduces certain costs which are classified in the salary, wages and employee benefits expense category.  The lower benefit costs of the driver per diem plan are partly offset by higher effective income tax rates.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  These transactions used a structure that the Internal Revenue Service (IRS) has indicated it intends to examine.  We have voluntarily disclosed these transactions to the IRS and in October of 2002, the IRS began their examination of the specific facts of these transactions.  As of June 30, 2003, no adverse findings have been asserted by the IRS.  If the IRS challenges our transactions, we intend to vigorously defend them.  As of June 30, 2003, we had recognized approximately $29 million of income tax benefits from these transactions.  The annual tax benefits recognized from these transactions can be computed from the table contained in Footnote (4), Income Taxes, of our Form 10-K for the years 2002 and 2001, and by summing the amounts labeled as “sale/leaseback benefit” for the years 1999 through 2002.  As of June 30, 2003, we estimate our maximum potential exposure to be approximately $33 million, including interest, in the event the IRS successfully challenges all of the tax benefits realized to date.

9.                                      Business Segments

We operated three distinct business segments during the six months ended June 30, 2003 and 2002.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (10) of our annual report (Form 10-K) for the year ended December 31, 2002.  A summary of certain segment information is presented below (in millions):

	Assets
	As of June 30
	2003	2002
JBT	$797	$852
JBI	283	203
DCS	247	210
Other (includes corporate)	11	25
Total	$1,338	$1,290

	Operating Revenues
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
JBT	$208	$212	$407	$400
JBI	227	198	441	384
DCS	169	151	331	294
Subtotal	604	561	1,179	1,078
Inter-segment eliminations	(4)	(4)	(8)	(10)
Total	$600	$557	$1,171	$1,068

	Operating Income (Loss)
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
JBT	$12.4	$10.9	$13.7	$8.7
JBI	21.9	11.3	40.8	21.8
DCS	12.1	6.7	15.8	12.1
Other (includes corporate)	—	(0.4)	—	(0.5)
Total	$46.4	$28.5	$70.3	$42.1

	Depreciation and Amortization Expense
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
JBT	$17	$17	$33	$35
JBI	5	5	10	10
DCS	13	12	26	23
Other (includes corporate)	2	2	6	4
Total	$37	$36	$75	$72

10.                               Reclassifications

We have reclassified certain amounts from our 2002 financial statements so they will be consistent with the way we have classified amounts in 2003.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of earnings for the three and six month periods ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
July 14, 2003

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

Therefore, the reported amounts of assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates.  We evaluate these estimates on an ongoing basis, utilizing historical experience, consulting with experts and using other methods considered reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from estimates.  Any effects on business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions and accidents and cargo claims.  Most insurance arrangements include a level of self insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  The amounts of self insurance change from time to time based on certain measurement dates and policy expiration dates.  Our current insurance coverage specifies that the self-insured limit on the majority of our claims is $1.5 million, which is prefunded with our insurance carrier.  Our claims accrual policy for all self-insurance is to recognize the expense when the event occurs and the costs of such events are probable and reasonably estimable.  We apply loss development factors to our accident and workers’ compensation claims history, as a part of our process of recording the expense of losses which are Incurred But Not Reported (IBNR).  We do not discount our estimated losses.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated ultimate cost of each claim.  At June 30, 2003, we had approximately $23 million of estimated net claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At June 30, 2003, we had a prepaid insurance asset of approximately $21 million.

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

SEGMENTS

We operated three segments during the six months ended June 30, 2003 and 2002.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (10) of our annual report (Form 10-K) for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Comparison of Second Quarter 2003 to Second Quarter 2002

Summary of Operating Segments Results

For The Three Months Ended June 30

(dollars in millions)

	Operating Revenue			Operating Income (loss)
	2003	2002	% Change	2003	2002

JBT

$

208

$

212

(2

)%

$

12.4

$

10.9

JBI	227	198	14	21.9	11.3
DCS	169	151	12	12.1	6.7
Other	—	—	—	—	(0.4)
Subtotal	604	561	8%	46.4	28.5
Inter-segment eliminations	(4)	(4)	—	—	—
Total	$600	$557	8%	$46.4	$28.5

Overview

Our total consolidated operating revenue for the second quarter of 2003 was $600 million, an increase of approximately 8% over the $557 million in the second quarter of 2002.  Fuel surcharge revenue has an impact on this comparison.  The amount of fuel surcharge revenue billed in the current quarter was $14.1 million more than the amount billed in the second quarter of 2002.  Excluding fuel surcharges, total operating revenue during the current quarter increased 5% over the comparable period of 2002.

JBT segment revenue totaled $208 million for the second quarter of 2003, a decrease of 2% from the $212 million in the second quarter of 2002.  If the amount of fuel surcharge revenue was excluded from both the 2003 and 2002 periods, segment revenue would have decreased approximately 4% in 2003.  This 4% decline in revenue was primarily a result of an approximate 5% increase in revenue per loaded mile, exclusive of fuel surcharges, offset by a 5% decrease in the size of the tractor fleet and 3% lower miles per tractor.  The average number of total tractors operated in the JBT fleet declined 292 (5%) during the second quarter of 2003, compared with the second quarter of 2002.  The percentage of empty miles increased to 10.0% in 2003, from 9.1% in 2002.  The increase in revenue per loaded mile, excluding fuel surcharges significantly contributed to the improvement in operating income of the JBT segment.  The higher revenue per mile was primarily a result of our yield management initiatives launched in late 2001.  In addition, we implemented an accountable expense reimbursement plan (driver per diem plan) in February of 2003.  This new plan benefits most of our eligible drivers and also favorably impacted our net earnings during the second quarter of 2003.  JBT operating income for the second quarter of 2003 was $12.4 million, compared with $10.9 million in 2002.  The operating ratio of the JBT segment was 94.0% in 2003 and 94.8% in 2002.

JBI segment revenue increased 14%, to $227 million during the second quarter of 2003, compared with $198 million in 2002.  If the amount of fuel surcharge revenue was excluded from both the 2003 and 2002 periods, the increase in JBI revenue would have been 11%.  The increase in revenue was primarily due to an approximate 8% increase in load volume and a 0.7% increase in revenue per loaded mile, excluding fuel surcharges.  Revenue per load also increased 3% due to changes in freight mix.  Operating income of the JBI segment was $21.9 million in the second quarter of 2003, compared with $11.3 million in 2002.  The operating ratio of the JBI segment was 90.3% in 2003 and 94.3% in 2002.  In addition to higher revenue per load, 2003 operating income was enhanced by lower dray cost per load.

DCS segment revenue rose 12%, to $169 million in 2003, from $151 million in 2002.  If fuel surcharge revenue was excluded from both of the 2003 and 2002 periods, the increase in DCS revenue would have been 10%.  This increase in DCS segment revenue was driven by an 8% increase in net revenue per tractor, excluding fuel surcharge and a 3% increase in the average size of the tractor fleet.  Operating income of our DCS segment climbed to $12.1 million in 2003, from $6.7 million in 2002.  The DCS operating ratio was 92.9% in 2003 and 95.5% in 2002.  Improvements in operating income were driven by better tractor utilization, improved productivity and pricing, expense controls and lower start-up costs associated with new business.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30

	Percentage of Operating Revenues		Percentage Change Between Quarters
	2003	2002	2003 vs. 2002
Operating revenues	100.0%	100.0%	7.6%
Operating expenses
Salaries, wages and employee benefits	32.6%	36.4%	(3.6)%
Rents and purchased transportation	32.3	30.4	14.4
Fuel and fuel taxes	9.1	9.1	6.5
Depreciation and amortization	6.2	6.4	3.8
Operating supplies and expenses	5.0	6.0	(9.9)
Insurance and claims	3.0	2.5	29.5
Operating taxes and licenses	1.4	1.5	(2.4)
General and administrative expenses, net of gains	1.7	1.5	27.4
Communication and utilities	1.0	1.1	0.1
Total operating expenses	92.3	94.9	4.7
Operating income	7.7	5.1	62.9
Interest expense	(0.9)	(1.3)	(23.6)
Equity in loss of associated companies	—	(0.1)	(81.4)
Earnings before income taxes	6.8	3.7	97.5
Income taxes	2.6	0.9	200.3
Net earnings	4.2%	2.8%	62.3%

Consolidated Operating Expenses

Total operating expenses during the second quarter of 2003 increased 4.7% over the comparable period of 2002.  Salaries, wages and employee benefits expense declined 3.6% in 2003 and decreased to 32.6% of operating revenues in 2003 from 36.4% in 2002.  A portion of this decline in salaries and wages was a result of our implementation of an accountable expense reimbursement plan (driver per diem plan) for certain drivers during the first quarter of 2003.  This plan reduces certain costs which are classified in the salary, wages and employee benefits expense category, but is partly offset by higher effective income tax rates.  Rents and purchased transportation costs rose 14.4% in 2003, primarily related to additional funds paid to railroads and drayage companies, related to our JBI business growth, and to the expansion of our independent contractor fleet.

The 6.5% increase in fuel and fuel taxes was due to higher fuel costs and slightly lower miles per gallon in 2003.  During the second quarter of 2003, our fuel cost per gallon averaged approximately 10% higher than the comparable period of 2002.  These higher fuel costs were substantially offset by additional fuel surcharges billed to customers which are included in operating revenues.  After a 38% rise in fuel cost per gallon during the first quarter of 2003, the lower rate of fuel cost increase during the second quarter of 2003 allowed fuel surcharge revenues to substantially recover first quarter losses.  Operating supplies and expenses declined 9.9%, partly due to the reduced amount of outsourced tractor and trailing equipment maintenance work.  The 29.5% rise in insurance and claims costs reflects escalating liability insurance premiums, which have been experienced throughout the industry, and slightly higher accident costs.  The significant increase in general and administrative expenses was primarily a result of higher bad debt expense and increased driver recruiting and advertising costs.  Our net interest expense declined in 2003, partly due to the approximate $68 million of capital we raised through a secondary public offering of common stock in mid 2002.  We increased our effective income tax rate to 38.7% in 2003, from 25.5% in 2002, primarily due to the new driver per diem plan and our increased level of earnings.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).  Effective January 1, 2003, we increased our interest in TPI to approximately 37% from 27%.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

Summary of Operating Segments Results

For The Six Months Ended June 30

(dollars in millions)

	Operating Revenue			Operating Income (loss)
	2003	2002	% Change	2003	2002

JBT

$

407

$

400

2

%

$

13.7

$

8.7

JBI	441	384	15	40.8	21.8
DCS	331	294	13	15.8	12.1
Other	—	—	—	—	(0.5)
Subtotal	1,179	1,078	9%	70.3	42.1
Inter-segment eliminations	(8)	(10)	—	—	—
Total	$1,171	$1,068	10%	$70.3	$42.1

Overview

Our total consolidated operating revenue for the first six months of 2003 was $1.171 billion, up 10% over the $1.068 billion for the first six months of 2002.  Fuel surcharge revenue has an impact on this comparison.  The amount of fuel surcharge revenue billed for the six months ended June 30, 2003 was $35.6 million more that the comparable period in 2002.  If the amount of fuel surcharge revenue was excluded from both of the 2003 and 2002 periods, revenue growth would have been 6%.

JBT segment revenue increased 2%, to $407 million for the first six months of 2003, compared with $400 million in 2002.  If the amount of fuel surcharge revenue was excluded from both the 2003 and 2002 periods, JBT revenue would have declined 1%.  This 1% decrease in revenue was primarily a result of an approximate 5% increase in revenue per loaded mile, excluding fuel surcharges, offset by a 5% decrease in the size of the average tractor fleet and 1% lower tractor miles.  Part of the decline in miles per tractor was due to relatively soft freight levels during the first quarter and April.  The increase in revenue per loaded mile, excluding fuel surcharges, contributed to the improvement in operating income of the JBT segment.  Operating income for the first six months of 2003 was $13.7 million, compared with $8.7 million in 2002.  The operating ratio of the JBT segment was 96.6% for the first six months of 2003 and 97.8% for the first six months of 2002.  In addition, the driver per diem plan, which was implemented in February of 2003, contributed to the improvement in operating income.

JBI segment revenue increased 15%, to $441 million during the first six months of 2003, compared with $384 million in 2002.  The increase in segment revenue would have been 12% if fuel surcharge revenue was excluded from both periods.  The increase in revenue was primarily due to an approximate 9% increase in load volume and a 3% increase in revenue per load.  The higher revenue per load resulted from changes in freight mix which generated a longer average length of haul and an approximate 1% increase in revenue per loaded mile, exclusive of fuel surcharges.  Operating income in the JBI segment totaled $40.8 million in 2003, compared with $21.8 million in 2002.  This increase was primarily due to higher revenue levels and reduced dray cost per load.  The JBI operating ratio was 90.8% for the first six months of 2003 and 94.3% for the comparable period of 2002.

Revenue rose 13% in the DCS segment to $331 million during the first six months of 2003, compared with $294 million in 2002.  This increase in DCS segment revenue would have been 10% if fuel surcharge revenue was excluded from both periods.  This increase in DCS revenue was driven by a 5% increase in net revenue per tractor, excluding fuel surcharge, and a 4% increase in the size of the average tractor fleet.  Operating income rose to $15.8 million in 2003, from $12.1 million in 2002.  The DCS segment operating ratio for the first six months of 2003 was 95.2%, compared to 95.9% for the first 6 months of 2002.  This improvement in 2003 operating income was primarily due to better utilization of tractors in service, rate increases and efforts to reduce costs, including driver wages.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30
	Percentage of Operating Revenues		Percentage Change Between Periods
	2003	2002	2003 vs. 2002
Operating revenues	100.0%	100.0%	9.7%
Operating expenses
Salaries, wages and employee benefits	33.0%	37.3%	(3.0)%
Rents and purchased transportation	32.3	30.5	16.1
Fuel and fuel taxes	10.2	9.2	22.2
Depreciation and amortization	6.4	6.8	4.0
Operating supplies and expenses	5.1	6.1	(8.3)
Insurance and claims	3.0	2.3	42.7
Operating taxes and licenses	1.4	1.5	0.5
General and administrative expenses, net of gains	1.6	1.2	40.5
Communication and utilities	1.0	1.2	(2.1)
Total operating expenses	94.0	96.1	7.4
Operating income	6.0	3.9	66.8
Interest expense	(0.9)	(1.3)	(22.3)
Equity in earnings (loss) of associated companies	(0.1)	(0.1)	(54.9)
Earnings before income taxes	5.0	2.5	117.8
Income taxes	1.9	0.6	235.3
Net earnings	3.1%	1.9%	78.6%

Consolidated Operating Expenses

Total operating expenses for the first six months of 2003 were up 7.4% over the comparable period of 2002.  Salaries, wages and employee benefits expense declined 3.0% in 2003, and decreased to 33.0% of operating revenues in 2003, from 37.3% in 2002.  A portion of this decline in salaries and wages was a result of our driver per diem plan, which was implemented in February of 2003. Rents and purchased transportation expense increased 16.1%, primarily due to the increase in JBI business, which resulted in larger payments to railroads and drayage companies.  In addition, payments to independent contractors increase as we grow this fleet.  The 22.2% increase in fuel and fuel taxes was due to significantly higher fuel cost per gallon in 2003.  Our fuel cost per gallon during the first half of 2003 averaged 23% more than the comparable period of 2002.  The 8.3% decline in operating supplies and expenses was partly due to the reduced amount of outsourced tractor and trailing equipment maintenance work.  We are moving more of our maintenance and revenue equipment repair work to our own shops.  The 42.7% rise in insurance and claims cost reflects escalating liability insurance premiums, which have been experienced throughout the industry, and higher accident costs.  The significant increase in general and administrative expenses was primarily a result of higher bad debt expense and increased driver advertising and recruiting costs.  Net interest expense declined 22.3%, partly due to the approximate $68.0 million of capital we raised through a secondary public offering of common stock in mid 2002.

The equity in loss of associated company line item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).  Effective January 1, 2003, we increased our interest in TPI to approximately 37% from 27%.

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $138.8 million during the first six months of 2003, compared with $72.6 million for the same period of 2002.  Operating activities which significantly increased cash in 2003, relative to 2002, included net earnings and deferred income taxes.  Cash was consumed by increases in accounts receivable and a decrease in trade accounts payable.  Net cash used in investing activities was $79.3 million in 2003, compared with $83.5 million 2002.  Net cash of approximately $12.0 million was used in financing activities during the first six months of 2003, compared with $42.0 million provided from financing activities in 2002.  Net cash provided from financing activities in 2002 reflected approximately $68.0 million of proceeds from the sale of a secondary stock offering, which closed during the second quarter.

Selected Balance Sheet Data

	As of
	June 30, 2003	December 31, 2002	June 30, 2002
Working capital ratio	1.20	1.33	1.76

Current maturities of long-term debt and current installments of obligations under capital leases (millions)	$196	$124	$39

Total debt and obligations under capital leases (millions)	$323	$343	$368

Total debt to equity	.51	.58	.66

Total debt as a ratio to total capital	.34	.37	.40

Our working capital ratio and current maturities of long-term debt and current installments of obligations under capital leases amounts shown in the above table as of June 30, 2003 were impacted by a reclassification.  As of December 31, 2002, we had planned to extend certain capital leases with initial terms coming due within the next year.  Partly due to favorable interest rates and cash flows, our intent as of June 30, 2003 is to purchase this equipment.  While we have retained an option to extend certain capital leases, this change of intent resulted in the reclassification of approximately $82 million of capitalized lease debt from long-term to current.  This reclassification had no effect on total debt or earnings.

Liquidity

Our need for capital typically has resulted from the acquisition of revenue equipment to support growth and the replacement of older tractors and trailing equipment with new, late model equipment.  We are frequently able to accelerate or postpone some equipment replacements depending on market conditions.  In the past we have obtained capital through public stock offerings, debt financing, revolving lines of credit and cash generated from operations.  We have also utilized capital and operating leases, from time to time, to acquire revenue equipment.  Equipment acquired under capital leases is initially recorded at the net present value of the minimum lease payments.  We have an agreement with our primary tractor supplier for guaranteed residual or trade-in values for certain equipment on capitalized leases.  We have utilized these values in accounting for these capitalized leases.  To date, none of our operating leases contain any guaranteed residual value clauses.

Net capital expenditures were $80.0 million during the first six months of 2003 compared with $76.0 million for the same period of 2002.  We currently anticipate spending in the range of $220 million, net of expected proceeds from sale or  trade-in allowances, on revenue equipment for the full calendar year of 2003.

We are authorized to borrow up to $150 million under our current revolving line of credit and had no balances outstanding on this line at June 30, 2003.  This line of credit expires on November 14, 2005.  We believe that our liquid assets, cash generated from our secondary stock offering described above, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of June 30, 2003 Amounts Due by Period
	(dollars in millions)
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years

Operating leases

$

237

$

64

$

99

$

67

$

7

Capital leases	126	114	12	—	—
Senior and subordinated notes payable	202	97	105	—	—
Subtotal	$565	275	$216	$67	$7
Commitments to acquire revenue equipment	140	140	—	—	—
Total	$705	$415	$216	$67	$7

	Financing Commitments Expiring By Period As of June 30, 2003
	(dollars in millions)
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years
Revolving credit arrangements	$150	—	$150	—	—
Standby letters of credit	29	29	—	—	—
Total	$179	$29	$150	—	—

Risk Factors

You should refer to Item 7 of our annual report (Form 10-K) for the year ended December 31, 2002, under the caption “Risk Factors” for additional information on factors and events that are not within our control and could affect our financial results.

Our effective income tax rates for the three months ended June 30, 2003 and 2002, were 38.7% and 25.5%, respectively.  The effective income tax rate for the six months ended June 30, 2003 was 38.5%, compared with 25.0% for the six months ended June 30, 2002.  We implemented an accountable expense reimbursement plan (driver per diem plan) for a portion of our drivers in February of 2003.  While this plan will benefit both the majority of our drivers and our net earnings, it results in a higher effective income tax rate.  Partly as a result of this plan and anticipated higher earnings, we are currently estimating an effective income tax rate of 38.5% for calendar year 2003.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  These transactions used a structure that the Internal Revenue Service (IRS) has recently indicated it intends to examine.  We have voluntarily disclosed these transactions to the IRS and in October of 2002, the IRS began their examination of the specific facts of these transactions.  As of June 30, 2003, no adverse findings have been asserted by the IRS.  If the IRS challenges our transactions, we intend to vigorously defend them.  As of June 30, 2003, we had recognized approximately $29 million of income tax benefits from these transactions.  The annual tax benefits recognized from these transactions can be computed from the table contained in Footnote (4), Income Taxes, of our Form 10-K for the years 2002 and 2001, and by summing the amounts labeled as “sale/leaseback benefit” for the years 1999 through 2002.  As of June 30, 2003, we estimate our maximum potential exposure to be approximately $33 million, including interest, in the event the IRS successfully challenges all of the tax benefits realized to date.

As we had previously announced, we signed an agreement during the fourth quarter of 2001 to sell our joint venture interest in Mexico to the majority owner.  This sale closed during the first quarter of 2002.  In accordance with the terms of the sale, we recorded a note receivable for $18.1 million.  The original note carried an interest rate of 5%, four (4) required annual principal payments and would have matured on June 30, 2005.  The majority owner, GROUPO TMM, S.A. (formerly Transportacion Maritima Mexicana S.A. de C.V.)  (TMM) announced that it was experiencing liquidity issues and in May 2003 missed payment on its outstanding bonds.  Consequently, TMM requested to defer a scheduled principal and interest payment on our note receivable.  TMM has requested that the principal payment due June 30, 2003 be deferred until the earlier of the closing of the pending sale of certain assets or June 30, 2006.  Interest due on June 30, 2003 would be deferred until June 30, 2004.  All other terms and conditions would remain in place.  We have approximately $13.5 million (net) in principal and interest receivable on our balance sheet.  We believe the pending sale of certain assets will provide TMM with sufficient liquidity to meet its renegotiated obligation to us.  If TMM cannot complete the pending sale of assets or generates insufficient cash to meet its obligations, including ours, our note receivable may become uncollectible.

Impact of Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  We are required to adopt the provisions of the Interpretation as of July 1, 2003.  We are currently assessing the impact of the Interpretation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of  our use of short-term revolving lines of credit.  From time to time we utilize interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at June 30, 2003.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on our results of operations based on variable rate debt outstanding at June 30, 2003.  At June 30, 2003, the fair value of our fixed rate long-term obligations approximated carrying value.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and six months ended June 30, 2003.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from its foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

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

Item 4.                             Submission of Matters to a Vote of Security Holders

None applicable.

Item 5.                             Other information

We announced on July 17, 2003 that our Board of Directors had declared a two for one stock split on our common stock, which will be payable August 29, 2003, to stockholders of record on July 31, 2003.  This split is not reflected in this Form 10-Q report for the three and six months ended June 30, 2003.

Item 6.                             Exhibits and Reports on Form 8-K

a)                   Exhibits

15                      Awareness letter related to Independent Accountants’ Review Report

31.1             Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2             Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                      Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)                  Reports on Form 8-K

On July 16, 2003, we filed a current report on Form 8-K announcing our financial results for the second quarter ended June 30, 2003.

On July 18, 2003, we filed a current report on Form 8-K announcing a declaration of a two for one split on our common stock, payable August 29, 2003 to stockholders of record on July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 30th day of July, 2003.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration,
Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer

INDEX TO EXHIBITS

J.B Hunt Transport Services, Inc.

Exhibit Number	Exhibit

15	Awareness letter related to Independent Accountants’ Review Report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002