Form 10-Q
period 2003-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2003-10-31
CIK 728535

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

Yes         ☒            No           ☐

The number of shares of the registrant’s $.01 par value common stock outstanding on September 30, 2003 was 80,029,990.

Shares outstanding on September 30, 2003, reflect a two for one stock split which was paid on August 29, 2003.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended September 30, 2003

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Operating revenues	$621,644	$582,671	$1,792,723	$1,650,221

Operating expenses
Salaries, wages and employee benefits	197,618	213,625	584,255	612,152
Rents and purchased transportation	205,905	181,756	584,004	507,400
Fuel and fuel taxes	55,161	54,828	174,853	152,790
Depreciation and amortization	38,197	36,449	113,006	108,353
Operating supplies and expenses	31,212	32,465	90,942	97,612
Insurance and claims	13,946	13,415	49,137	38,079
Operating taxes and licenses	8,219	8,710	24,621	25,037
General and administrative expenses, net of gains	7,996	7,436	26,208	20,402
Communication and utilities	5,815	5,961	17,822	18,230
Total operating expenses	564,069	554,645	1,664,848	1,580,055
Operating income	57,575	28,026	127,875	70,166
Interest expense	(4,445)	(5,541)	(15,132)	(19,290)
Equity in loss of associated company	(23)	(144)	(600)	(1,424)
Earnings before income taxes	53,107	22,341	112,143	49,452
Income taxes	20,446	5,585	43,175	12,363
Net earnings	$32,661	$16,756	$68,968	$37,089

Average basic shares outstanding	79,802	78,453	79,174	75,087

Basic earnings per share	$0.41	$0.21	$0.87	$0.49

Average diluted shares outstanding	82,558	80,490	81,487	77,232

Diluted earnings per share	$0.40	$0.21	$0.85	$0.48

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2003 (unaudited)	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$93,169	$80,628
Accounts receivable	266,088	237,156
Prepaid expenses and other	57,550	115,397
Total current assets	416,807	433,181
Property and equipment	1,314,031	1,305,653
Less accumulated depreciation	472,907	461,091
Net property and equipment	841,124	844,562
Other assets	39,359	40,985
	$1,297,290	$1,318,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$105,000	$97,010
Current installments of obligations under capital leases	89,819	27,138
Trade accounts payable	109,748	117,931
Claims accruals	27,737	14,706
Accrued payroll	45,807	46,511
Other accrued expenses	10,893	11,291
Deferred income taxes	10,495	10,742
Total current liabilities	399,499	325,329
Long-term debt, excluding current maturities	9,909	104,815
Obligations under capital leases, excluding current installments	—	114,152
Other long-term liabilities	3,517	1,997
Deferred income taxes	208,676	181,948
Stockholders’ equity	675,689	590,487
	$1,297,290	$1,318,728

See accompanying notes to condensed consolidated financial statements.

J.B. Hunt Transport Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2003	2002
Cash flows from operating activities:
Net earnings	$68,968	$37,089
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	113,006	108,353
Loss on sale of revenue equipment	1,168	668
Deferred income taxes	26,481	(8,851)
Equity in loss of associated company	600	1,424
Tax benefit of stock options exercised	6,610	5,465
Amortization of discount, net	94	94
Changes in operating assets and liabilities:
Trade accounts receivable	(28,932)	(20,686)
Prepaid expenses and other assets	57,847	40,029
Trade accounts payable	(8,183)	(44,009)
Claims accruals	13,031	(13,937)
Accrued payroll and other accrued expenses	418	16,927
Net cash provided by operating activities	251,108	122,566
Cash flows from investing activities:
Additions to property and revenue equipment	(187,222)	(192,790)
Proceeds from sale of revenue equipment	76,486	69,339
Decrease in other assets	1,026	1,629
Net cash used in investing activities	(109,710)	(121,822)
Cash flows from financing activities:
Repayments of long-term debt	(87,010)	(10,250)
Principal payments under capital lease obligations	(51,471)	(20,507)
Proceeds from sale of common stock	––	68,096
Re-issuance (acquisition) of treasury stock	9,624	(1,567)
Net cash provided by (used in) financing activities	(128,857)	35,772
Net change in cash and cash equivalents	12,541	36,516
Cash and cash equivalents at beginning of period	80,628	49,245
Cash and cash equivalents at end of period	$93,169	$85,761
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,213	$21,842
Income taxes	8,156	21,213
Non-cash activities:
Non-monetary proceeds from sale of joint venture	––	1,161

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

Had we determined compensation cost based on the fair value at the grant date for our stock options under Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation (SFAS No. 123), our net earnings would have been reduced to the pro forma amounts indicated below.  All amounts in the chart, except per share amounts, are in thousands.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net earnings as reported	$32,661	$16,756	$68,968	$37,089

Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	1,196	1,054	3,504	3,868
Pro forma	$31,465	$15,702	$65,464	$33,221

Basic earnings per share

As reported	$0.41	$0.21	$0.87	$0.49

Pro forma	$0.39	$0.20	$0.83	$0.44

Diluted earnings per share

As reported	$0.40	$0.21	$0.85	$0.48

Pro forma	$0.38	$0.20	$0.80	$0.43

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  On October 9, 2003, the FASB staff issued FASB Staff Position (FSP) Financial Interpretation No. 46-6, which deferred the effective date for applying the provisions until March 31, 2004.  The adoption of Interpretation No. 46 is not expected to have a material effect on our financial statements.

4.         Long-Term Debt

Long-term debt consists of (in thousands):

	9/30/2003	12/31/2002

Senior notes payable, due September 1, 2003, interest at 6.25% payable semiannually	$0	$87,010

Senior notes payable, due September 15, 2004, interest at 7.00% payable semiannually	95,000	95,000

Senior subordinated notes, due October 30, 2004, interest at 7.80% payable semiannually	20,000	20,000
	115,000	202,010

Less current maturities	(105,000)	(97,010)

Unamortized discount	(91)	(185)
	$9,909	$104,815

5.             Capital Stock

We have a stock option plan (Management Incentive Plan) that provides for the awarding of our common stock and stock options to key employees.  A summary of the restricted and non-statutory options to purchase our common stock follows:

	Number of shares	Weighted average exercise price per share	Number of shares exercisable
Outstanding at December 31, 2002	8,901,900	$8.94	988,826

Granted	125,000	19.07
Exercised	(1,587,178)	8.26
Terminated	(145,510)	10.67

Outstanding at September 30, 2003	7,294,212	$9.22	808,413

We announced on July 17, 2003 that our Board of Directors had declared a two for one stock split on our common stock, which was payable August 29, 2003, to stockholders of record on July 31, 2003.  All common stock related amounts in this Form 10-Q have been adjusted to reflect this stock split.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net earnings	$32,661	$16,756	$68,968	$37,089

Basic weighted average shares outstanding	79,802	78,453	79,174	75,087

Dilutive effect of stock options	2,756	2,037	2,313	2,145

Diluted weighted average shares outstanding	82,558	80,490	81,487	77,232

Basic earnings per share	$0.41	$0.21	$0.87	$0.49

Diluted earnings per share	$0.40	$0.21	$0.85	$0.48

We had some options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Number of shares under option	20,000	154,500	55,000	130,500

Range of exercise price	$26.19	$12.55 - $18.75	$18.45 - $26.19	$13.07 - $18.75

7.             Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments.  During the three and nine months ended September 30, 2003 and 2002, comprehensive income was equal to:  (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net earnings	$32,661	$16,756	$68,968	$37,089
Foreign currency translation gain	—	—	—	7,037
Comprehensive income	$32,661	$16,756	$68,968	$44,126

8.             Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2003 and 2002, were 38.5% and 25.0%, respectively.  The increase in the 2003 effective income tax rates was partly a result of the new accountable expense reimbursement plan (driver per diem plan).  This new plan, which was implemented in February of 2003, benefits most of our eligible drivers and reduces certain costs which are classified in the salary, wages and employee benefits expense category.  The lower benefit costs of the driver per diem plan are partly offset by higher effective income tax rates.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  These transactions used a structure that the Internal Revenue Service (IRS) has indicated it intends to examine.  We have voluntarily disclosed these transactions to the IRS and in October of 2002, the IRS began their examination of the specific facts of these transactions.  As of September 30, 2003, no adverse findings have been asserted by the IRS.  If the IRS challenges our transactions, we intend to vigorously defend them.  As of September 30, 2003, we had recognized approximately $31 million of income tax benefits from these transactions.  The annual tax benefits recognized from these transactions can be computed from the table contained in Footnote (4), Income Taxes, of our Form 10-K for the years 2002 and 2001, and by summing the amounts labeled as “sale/leaseback benefit” for the years 1999 through 2002.  As of September 30, 2003, we estimate our maximum potential exposure to be approximately $36.5 million, including interest, in the event the IRS successfully challenges all of the tax benefits realized to date.

9.             Business Segments

We operated three distinct business segments during the nine months ended September 30, 2003 and 2002.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (10) of our annual report (Form 10-K) for the year ended December 31, 2002.  A summary of certain segment information is presented below (in millions):

	Assets As of September 30
	2003	2002
JBT	$773	$846
JBI	315	216
DCS	268	219
Other (includes corporate)	(59)	18
Total	$1,297	$1,299

	Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
JBT	$214	$215	$621	$614
JBI	241	207	682	591
DCS	170	164	501	458
Subtotal	625	586	1,804	1,663
Inter-segment eliminations	(3)	(3)	(11)	(13)
Total	$622	$583	$1,793	$1,650

	Operating Income
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
JBT	$17.9	$10.1	$31.6	$18.8
JBI	25.1	13.2	65.8	35.0
DCS	14.6	4.1	30.5	16.2
Other (includes corporate)	—	.6	—	.2
Total	$57.6	$28.0	$127.9	$70.2

	Depreciation and Amortization Expense
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
JBT	$17	$17	$51	$52
JBI	5	5	15	14
DCS	13	12	39	35
Other (includes corporate)	3	2	8	7
Total	$38	$36	$113	$108

10.          Reclassifications

We have reclassified certain amounts from our 2002 financial statements so they will be consistent with the way we have classified amounts in 2003.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of earnings for the three and nine month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 13, 2003

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

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions and accidents and cargo claims.  Most insurance arrangements include a level of self insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  The amounts of self insurance change from time to time based on certain measurement dates and policy expiration dates.  Our current insurance coverage specifies that the self-insured limit on the majority of our claims is $1.5 million, which is prefunded with our insurance carrier.  Our claims accrual policy for all self-insurance is to recognize the expense when the event occurs and the costs of such events are probable and reasonably estimable.  We apply loss development factors to our accident and workers’ compensation claims history, as a part of our process of recording the expense of losses which are Incurred But Not Reported (IBNR).  We do not discount our estimated losses.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated ultimate cost of each claim.  At September 30, 2003, we had approximately $28 million of estimated net claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At September 30, 2003, we had a prepaid insurance asset of approximately $17 million.

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

SEGMENTS

We operated three segments during the nine months ended September 30, 2003 and 2002.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (10) of our annual report (Form 10-K) for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Comparison of Third Quarter 2003 to Third Quarter 2002

Summary of Operating Segments Results

For The Three Months Ended September 30

(dollars in millions)

	Operating Revenue			Operating Income
	2003	2002	% Change	2003	2002

JBT

$

214

$

215

0

%

$

17.9

$

10.1

JBI	241	207	16	25.1	13.2
DCS	170	164	4	14.6	4.1
Other	—	—	—	—	.6
Subtotal	625	586	7%	57.6	28.0
Inter-segment eliminations	(3)	(3)	—	—	—
Total	$622	$583	7%	$57.6	$28.0

Overview

Our total consolidated operating revenue for the third quarter of 2003 was $622 million, an increase of approximately 7% over the $583 million in the third quarter of 2002.  Fuel surcharge revenue has an impact on this comparison.  The amount of fuel surcharge revenue billed in the current quarter was $8.6 million more than the amount billed in the third quarter of 2002.  Excluding fuel surcharges, total operating revenue during the current quarter increased 5% over the comparable period of 2002.

JBT segment revenue totaled $214 million for the third quarter of 2003, essentially equal to the $215 million in the third quarter of 2002.  If the amount of fuel surcharge revenue was excluded from both the 2003 and 2002 periods, segment revenue would have decreased approximately 2% in 2003.  This 2% decline in revenue was primarily a result of an approximate 5% increase in revenue per loaded mile, exclusive of fuel surcharges, offset by a 1% decrease in the size of the tractor fleet and 5% lower miles per tractor.  The average number of total tractors operated in the JBT fleet declined by 24 during the third quarter of 2003, compared with the third quarter of 2002.  The percentage of empty miles increased to 10.2% in 2003, from 9.0% in 2002, although some of our customers paid us for running certain empty miles at their request.  The increase in revenue per loaded mile, excluding fuel surcharges significantly contributed to the improvement in operating income of the JBT segment.  The higher revenue per mile was primarily a result of our yield management initiatives launched in late 2001.  In addition, we implemented an accountable expense reimbursement plan (driver per diem plan) in February of 2003.  This new plan benefits most of our eligible drivers and also favorably impacted our net earnings during the third quarter of 2003.  JBT operating income for the third quarter of 2003 was $17.9 million, compared with $10.1 million in 2002.  The operating ratio of the JBT segment was 91.6% in 2003 and 95.3% in 2002.

JBI segment revenue increased 16%, to $241 million during the third quarter of 2003, compared with $207 million in 2002.  If the amount of fuel surcharge revenue was excluded from both the 2003 and 2002 periods, the increase in JBI revenue would have been 15%.  The increase in revenue was primarily due to an approximate 13% increase in load volume and a 2% increase in revenue per load.  The higher revenue per load resulted from changes in freight mix which generated longer average length of haul and an approximate 0.6% increase in revenue per loaded mile, excluding fuel surcharges.  Operating income of the JBI segment was $25.1 million in the third quarter of 2003, compared with $13.2 million in 2002.  The operating ratio of the JBI segment was 89.6% in 2003 and 93.6% in 2002.  In addition to higher revenue per load, 2003 operating income was enhanced by lower maintenance costs and improved utilization of revenue equipment.

DCS segment revenue rose 4%, to $170 million in 2003, from $164 million in 2002.  If fuel surcharge revenue was excluded from both of the 2003 and 2002 periods, the increase in DCS revenue would have been 2%.  This increase in DCS segment revenue was driven by an 8% increase in net revenue per tractor, excluding fuel surcharge, partly offset by a 6% decrease in the average size of the tractor fleet.  Operating income of our DCS segment climbed to $14.6 million in 2003, from $4.1 million in 2002.  The DCS operating ratio was 91.4% in 2003 and 97.5% in 2002.  Improvements in operating income were driven by better tractor utilization, improved productivity and pricing, expense controls and lower start-up costs associated with new business.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30
	Percentage of Operating Revenues		Percentage Change Between Quarters
	2003	2002	2003 vs. 2002
Operating revenues	100.0%	100.0%	6.7%
Operating expenses
Salaries, wages and employee benefits	31.8%	36.7%	(7.5)%
Rents and purchased transportation	33.1	31.2	13.3
Fuel and fuel taxes	8.9	9.4	0.6
Depreciation and amortization	6.1	6.2	4.8
Operating supplies and expenses	5.0	5.6	(3.9)
Insurance and claims	2.2	2.3	4.0
Operating taxes and licenses	1.3	1.5	(5.6)
General and administrative expenses, net of gains	1.3	1.3	7.5
Communication and utilities	1.0	1.0	(2.5)
Total operating expenses	90.7	95.2	1.7
Operating income	9.3	4.8	105.4
Interest expense	(0.8)	(1.0)	(19.8)
Equity in loss of associated companies	—	—	(84.0)
Earnings before income taxes	8.5	3.8	137.7
Income taxes	3.2	0.9	266.1
Net earnings	5.3%	2.9%	94.9%

Consolidated Operating Expenses

Total operating expenses during the third quarter of 2003 increased 1.7% over the comparable period of 2002.  Salaries, wages and employee benefits expense declined 7.5% in 2003 and decreased to 31.8% of operating revenues in 2003 from 36.7% in 2002.  A portion of this decline in salaries and wages was a result of our implementation of an accountable expense reimbursement plan (driver per diem plan) for certain drivers during the first quarter of 2003.  This plan reduces certain costs which are classified in the salary, wages and employee benefits expense category, but is partly offset by higher effective income tax rates.  Lower workers’ compensation expense and a reduction in the number of mechanics employed during 2003 also impacted this comparison.  Rents and purchased transportation costs rose 13.3% in 2003, primarily related to additional funds paid to railroads and drayage companies, related to our JBI business growth, and to the expansion of our independent contractor fleet.

The 0.6% increase in fuel and fuel taxes was due to higher fuel costs and slightly lower miles per gallon in 2003, substantially offset by lower miles driven by company-operated tractors.  During the third quarter of 2003, our fuel cost per gallon averaged approximately 8% higher than the comparable period of 2002.  These higher fuel costs were substantially offset by additional fuel surcharges billed to customers which are included in operating revenues.  After a 38% rise in fuel cost per gallon during the first quarter of

2003, the lower rate of fuel cost increase during the second and third quarters of 2003 allowed fuel surcharge revenues to substantially recover first quarter losses.  Operating supplies and expenses declined 3.9%, partly due to the reduced amount of outsourced tractor and trailing equipment maintenance work.  The 4.0% rise in insurance and claims costs reflects escalating liability insurance premiums, which have been experienced throughout the industry and slightly higher accident costs, partly off set by lower cargo claims expense.  The 7.5% increase in general and administrative expenses was primarily a result of higher bad debt expense and increased driver recruiting costs.  Our net interest expense declined in 2003, partly due to the approximate $68 million of capital we raised through a secondary public offering of common stock in mid 2002.  We increased our effective income tax rate to 38.5% in 2003, from 25.0% in 2002, primarily due to the new driver per diem plan and our increased level of earnings.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).  Effective January 1, 2003, we increased our interest in TPI to approximately 37% from 27%.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

Summary of Operating Segments Results

For The Nine Months Ended September 30

(dollars in millions)

	Operating Revenue			Operating Income
	2003	2002	% Change	2003	2002

JBT

$

621

$

614

1

%

$

31.6

$

18.8

JBI	682	591	15	65.8	35.0
DCS	501	458	9	30.5	16.2
Other	—	—	—	—	0.2
Subtotal	1,804	1,663	8%	127.9	70.2
Inter-segment eliminations	(11)	(13)	(14)	—	—
Total	$1,793	$1,650	9%	$127.9	$70.2

Overview

Our total consolidated operating revenue for the first nine months of 2003 was $1.793 billion, up 9% over the $1.650 billion for the first nine months of 2002.  Fuel surcharge revenue has an impact on this comparison.  The amount of fuel surcharge revenue billed for the nine months ended September 30, 2003 was $44.2 million more that the comparable period in 2002.  If the amount of fuel surcharge revenue was excluded from both of the 2003 and 2002 periods, revenue growth would have been 6%.

JBT segment revenue increased 1%, to $621 million for the first nine months of 2003, compared with $614 million in 2002.  If the amount of fuel surcharge revenue was excluded from both the 2003 and 2002 periods, JBT revenue would have declined 2%.  This 2% decrease in revenue was primarily a result of an approximate 5% increase in revenue per loaded mile, excluding fuel surcharges, offset by a 3% decrease in the size of the average tractor fleet, 2% lower tractor miles and an increase in empty miles.  Part of the decline in miles per tractor was due to relatively soft freight levels during the first quarter and April.  The increase in revenue per loaded mile, excluding fuel surcharges, contributed to the improvement in operating income of the JBT segment.  Operating income for the first nine months of 2003 was $31.6 million, compared with $18.8 million in 2002.  The operating ratio of the JBT segment was 94.9% for the first nine months of 2003 and 96.9% for the first nine months of 2002.  In addition, the driver per diem plan, which was implemented in February of 2003, contributed to the improvement in operating income.

JBI segment revenue increased 15%, to $682 million during the first nine months of 2003, compared with $591 million in 2002.  The increase in segment revenue would have been 13% if fuel surcharge revenue was excluded from both periods.  The increase in revenue was primarily due to an approximate 10% increase in load volume and a 2% increase in revenue per load.  The higher revenue per load resulted from changes in freight mix which generated a longer average length of haul and an approximate 0.8% increase in revenue per loaded mile, exclusive of fuel surcharges.  Operating income in the JBI segment totaled $65.8 million in 2003, compared with $35.0 million in 2002.  This increase was primarily due to higher revenue levels, lower maintenance costs and improved utilization of revenue equipment.  The JBI operating ratio was 90.3% for the first nine months of 2003 and 94.1% for the comparable period of 2002.

Revenue rose 9% in the DCS segment to $501 million during the first nine months of 2003, compared with $458 million in 2002.  This increase in DCS segment revenue would have been 7% if fuel surcharge revenue was excluded from both periods.  This increase in DCS revenue was driven by a 6% increase in net revenue per tractor, excluding fuel surcharge and a 1% increase in the size of the average tractor fleet.  Operating income rose to $30.5 million in 2003, from $16.2 million in 2002.  The DCS segment operating ratio for the first nine months of 2003 was 93.9%, compared to 96.5% for the first nine months of 2002.  This improvement in 2003 operating income was primarily due to better utilization of tractors in service, rate increases and efforts to reduce costs, including driver wages.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine months Ended September 30
	Percentage of Operating Revenues		Percentage Change Between Periods
	2003	2002	2003 vs. 2002
Operating revenues	100.0%	100.0%	8.6%
Operating expenses
Salaries, wages and employee benefits	32.6%	37.1%	(4.6)%
Rents and purchased transportation	32.6	30.7	15.1
Fuel and fuel taxes	9.7	9.3	14.4
Depreciation and amortization	6.3	6.6	4.3
Operating supplies and expenses	5.1	5.9	(6.8)
Insurance and claims	2.7	2.3	29.0
Operating taxes and licenses	1.4	1.5	(1.7)
General and administrative expenses, net of gains	1.5	1.2	28.5
Communication and utilities	1.0	1.1	(2.2)
Total operating expenses	92.9	95.7	5.4
Operating income	7.1	4.3	82.3
Interest expense	(0.8)	(1.2)	(21.6)
Equity in loss of associated companies	—	(0.1)	(57.9)
Earnings before income taxes	6.3	3.0	126.8
Income taxes	2.4	0.8	249.2
Net earnings	3.9%	2.2%	86.0%

Consolidated Operating Expenses

Total operating expenses for the first nine months of 2003 were up 5.4% over the comparable period of 2002.  Salaries, wages and employee benefits expense declined 4.6% in 2003, and decreased to 32.6% of operating revenues in 2003, from 37.1% in 2002.  A portion of this decline in salaries and wages was a result of our driver per diem plan, which was implemented in February of 2003. Rents and purchased transportation expense increased 15.1%, primarily due to the increase in JBI business, which resulted in larger payments to railroads and drayage companies.  In addition, payments to independent contractors increase as we grow this fleet.  The 14.4% increase in fuel and fuel taxes was due to significantly higher fuel cost per gallon in 2003, partly offset by lower miles run by company-operated tractors.  Our fuel cost per gallon during the first nine months of 2003 averaged 16.6% more than the comparable period of 2002.  The 6.8% decline in operating supplies and expenses was partly due to the reduced amount of outsourced tractor and trailing equipment maintenance work.  We are moving more of our maintenance and revenue equipment repair work to our own shops.  The 29.0% rise in insurance and claims cost reflects escalating liability insurance premiums, which have been experienced throughout the industry and higher accident costs.  The significant increase in general and administrative expenses was primarily a result of higher bad debt expense and increased driver recruiting costs.  Net interest expense declined 21.6%, partly due to the approximate $68.0 million of capital we raised through a secondary public offering of common stock in mid 2002.

The equity in loss of associated company line item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).  Effective January 1, 2003, we increased our interest in TPI to approximately 37% from 27%.

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $251 million during the first nine months of 2003, compared with $123 million for the same period of 2002.  Operating activities which significantly increased cash in 2003, relative to 2002, included net earnings, deferred income taxes and prepaid expenses.  Cash was consumed by increases in accounts receivable and a decrease in trade accounts payable.  Net cash used in investing activities was $110 million in 2003, compared with $122 million 2002.  Net cash of approximately $129 million was used in financing activities during the first nine months of 2003, compared with $36 million provided from financing activities in 2002.  Net cash provided from financing activities in 2002 reflected approximately $68.0 million of proceeds from the sale of a secondary stock offering, which closed during the second quarter.

Selected Balance Sheet Data

	As of
	September 30, 2003	December 31, 2002	September 30, 2002
Working capital ratio	1.04	1.33	1.32

Current maturities of long-term debt and current installments of obligations under capital leases (millions)	$195	$124	$127

Total debt and obligations under capital leases (millions)	$205	$343	$361

Total debt to equity	.30	.58	.63

Total debt as a ratio to total capital	.23	.37	.39

Our working capital ratio and current maturities of long-term debt and current installments of obligations under capital leases amounts shown in the above table as of September 30, 2003 were impacted by a reclassification.  As of December 31, 2002, we had planned to extend certain capital leases with initial terms coming due within the next year.  Partly due to favorable interest rates and cash flows, we elected to purchase some of this equipment as these initial lease terms came due.  While we have retained an option to extend certain capital leases, this change of intent resulted in the reclassification of approximately $82 million of capitalized lease debt from long-term to current.  This reclassification had no effect on total debt or earnings.  We began purchasing this equipment in July of 2003.

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

Net capital expenditures were $140 million during the first nine months of 2003 compared with $123 million for the same period of 2002.  We currently anticipate spending in the range of $220 million, net of expected proceeds from sale or  trade-in allowances, on revenue equipment for the full calendar year of 2003.

We retired approximately $87 million of senior notes, as scheduled, on September 1, 2003, utilizing funds on hand.  We are authorized to borrow up to $150 million under our current revolving line of credit and had no balances outstanding on this line at September 30, 2003.  This line of credit expires on November 14, 2005.  We believe that our liquid assets, cash generated from our secondary stock offering described above, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of September 30, 2003 Amounts Due by Period (dollars in millions)
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years

Operating leases

$

234

$

71

$

99

$

59

$

5

Capital leases	91	91	—	—	—
Senior and subordinated notes payable	115	105	10	—	—
Subtotal	$440	267	$109	$59	$5
Commitments to acquire revenue equipment	296	50	246	—	—
Total	$736	$317	$355	$59	$5

	Financing Commitments Expiring By Period As of September 30, 2003 (dollars in millions)
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years
Revolving credit arrangements	$150	—	$150	—	—
Standby letters of credit	29	29	—	—	—
Total	$179	$29	$150	—	—

Risk Factors

You should refer to Item 7 of our annual report (Form 10-K) for the year ended December 31, 2002, under the caption “Risk Factors” for additional information on factors and events that are not within our control and could affect our financial results.

Our effective income tax rates for the three and nine months ended September 30, 2003 and 2002, were 38.5% and 25.0%, respectively.  We implemented an accountable expense reimbursement plan (driver per diem plan) for a portion of our drivers in February of 2003.  While this plan will benefit both the majority of our drivers and our net earnings, it results in a higher effective income tax rate.  Partly as a result of this plan and anticipated higher earnings, we are currently estimating an effective income tax rate of 38.5% for calendar year 2003.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  These transactions used a structure that the Internal Revenue Service (IRS) has recently indicated it intends to examine.  We have voluntarily disclosed these transactions to the IRS and in October of 2002, the IRS began their examination of the specific facts of these transactions.  As of September 30, 2003, no adverse findings have been asserted by the IRS.  If the IRS challenges our transactions, we intend to vigorously defend them.  As of September 30, 2003, we had recognized approximately $31 million of income tax benefits from these transactions.  The annual tax benefits recognized from these transactions can be computed from the table contained in Footnote (4), Income Taxes, of our Form 10-K for the years 2002 and 2001, and by summing the amounts labeled as “sale/leaseback benefit” for the years 1999 through 2002.  As of September 30, 2003, we estimate our maximum potential exposure to be approximately $36.5 million, including interest, in the event the IRS successfully challenges all of the tax benefits realized to date.

As we had previously announced, we signed an agreement during the fourth quarter of 2001 to sell our joint venture interest in Mexico to the majority owner.  This sale closed during the first quarter of 2002.  In accordance with the terms of the sale, we recorded a note receivable for $18.1 million.  The original note carried an interest rate of 5%, four required annual principal payments and would have matured on June 30, 2005.  The majority owner, GROUPO TMM, S.A. (formerly Transportacion Maritima Mexicana S.A. de C.V.)  (TMM) announced that it was experiencing liquidity issues and in May 2003 missed payment on its outstanding bonds.  Consequently, TMM requested to defer a scheduled principal and interest payment on our note receivable.  On October 14, 2003, we agreed to defer a principal payment that was due on June 30, 2003.  This payment is now due when TMM receives cash for certain operations-related transactions, or no later than June 30, 2006.  The interest payment that was due on June 30, 2003 was deferred until October 31, 2003.  All other terms and conditions remain in place.  We have approximately $13.5 million (net) in principal and interest receivable on our balance sheet.  We believe TMM’s refinancing plan will provide  sufficient liquidity to meet its renegotiated obligation to us.  If TMM cannot complete the refinancing or generates insufficient cash to meet its obligations, including ours, our note receivable may become uncollectible.

Impact of Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  On October 9, 2003, the FASB staff issued FASB Staff Position (FSP) Financial Interpretation No. 46-6, which deferred the effective date for applying the provisions until March 31, 2004.  The adoption of Interpretation No. 46 is not expected to have a material effect on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of  our use of short-term revolving lines of credit.  From time to time we utilize interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at September 30, 2003.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on our results of operations based on variable rate debt outstanding at September 30, 2003.  At September 30, 2003, the fair value of our fixed rate long-term obligations approximated carrying value.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and nine months ended September 30, 2003.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from its foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

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

We announced on July 17, 2003 that our Board of Directors had declared a two for one stock split on our common stock, which was payable August 29, 2003, to stockholders of record on July 31, 2003.  All common stock related amounts in this Form 10-Q have been adjusted to reflect this stock split.

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

On October 23, 2003, we filed a current report on Form 8-K announcing our financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 31st day of October, 2003.

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