Form 10-K
period 2003-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2004-03-04
CIK 728535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended	Commission file number
December 31, 2003	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

615 J.B. Hunt Corporate Drive Lowell, Arkansas	72745
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
(479) 820-0000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     Yes   ☒  No  ☐

The aggregate market value of 57,069,777 shares of the registrant’s $.01 par value common stock held by non-affiliates of the registrant as of February 27, 2004, was $1,561,999,796 (based upon $27.37 per share being the closing sale price on that date, as reported by NASDAQ).  In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 27, 2004:   80,187,495.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of the Stockholders, to be held April 22, 2004, are incorporated by reference into Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Calendar Year Ended December 31, 2003

FORWARD-LOOKING STATEMENTS

This report, including documents which are incorporated by reference, and other documents which we file periodically with the Securities and Exchange Commission (SEC), contains statements that may be considered to be “forward-looking statements.”  Such statements relate to our predictions concerning future events or operations and are within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements are inherently uncertain, subject to risks and should be viewed with caution.  These statements are based on our belief or interpretation of information currently available.  Shareholders and prospective investors are cautioned that actual results and future events may differ materially from the forward-looking statements as a result of many factors.  Among all the factors and events that are not within our control and could have a material impact on future operating results include:  general economic and business conditions, competition and competitive rate fluctuations, cost and availability of diesel fuel, ability to attract and retain qualified drivers, a loss of one or more major customers, interference with or termination of our relationships with certain railroads, insurance costs and  availability, claims expense, retention of key employees, terrorist attacks or actions, acts of war, adverse weather conditions, new or different environmental or other laws and regulations, increased costs for new revenue equipment or decreases in the value of used equipment and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.

You should understand that many important factors, in addition to those listed above, could impact us financially.  Our operating results may fluctuate as a result of these and other risk factors or events as described from time to time in our filings with the SEC.  Some of the important factors that could cause our actual results to differ from estimates or projections contained in the forward-looking statements are described under “Risk Factors” in Item 7.  We assume no obligation to update any forward-looking statement to the extent we become aware that it will not be achieved for any reason.

PART I

ITEM 1.  BUSINESS

Overview

We are one of the largest full truck-load transportation and logistics companies in North America.  J.B. Hunt Transport Services, Inc. (JBHT) is a publicly held holding company, which together with our wholly owned subsidiaries and associated companies, provides a wide range of transportation and logistics services to a diverse group of customers throughout the continental United States, Canada and Mexico.  We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983.  Our service offerings include transportation of full truck-load, containerizable freight, which we directly transport utilizing our company-controlled revenue equipment and drivers.  We also manage and provide tailored, technology-driven freight services which may employ equipment and transportation services provided by all major North American rail carriers, an associated logistics company or by unrelated third parties in the industry.

Our business operations are primarily organized through three distinct, but complementary, business segments.  These segments include full truck-load, dry-van (JBT), intermodal (JBI) and dedicated contract services (DCS).  In addition, we operated a logistics business segment from 1992 until mid-2000.  Effective July 1, 2000, we, along with five other publicly held transportation companies, contributed our logistics business to a new, commonly owned company, Transplace, Inc.  For the calendar year ended December 31, 2003, our consolidated revenue totaled $2.4 billion.  Of this total, $936 million, or 38%, was generated by our JBI business segment.  Our JBT segment generated $841 million, or 34%, of total revenue and DCS represented $671 million, or 28%.

Additional general information about us is available from our Internet website at www.jbhunt.com.  We make a number of reports and other information available free of charge on our website including our annual report on Form 10-K, our quarterly reports on Form 10-Q, as well as earnings releases.  Our website also contains corporate governance guidelines, codes of conduct, committee charters for our board of directors and officer certifications of our filings with the SEC.

Business Strategy

We seek to add value to each of our customer’s supply chain by providing superior service at competitive rates while reducing our customers’ costs through network density, transportation mode conversion and dedicated fleets.  We believe that our operating strategy can add value to customers and increase our profits and returns to shareholders.

Recent Focus

During the past three years, we have taken significant steps to re-establish a primary focus on the profitability of our three business segments.  In each segment we have implemented yield management decision-making processes that result in the deployment of our assets where we believe they will generate more profit.  We continually seek to replace less-profitable freight with higher-margin freight and lanes.  Selective pricing actions and ensuring that we properly charge for all services provided have also been areas of major focus.

JBT Segment

Our primary transportation service offerings classified in this segment include full truck-load, dry-van freight which is predominantly transported utilizing company-controlled tractors.  We pick up our freight at the dock or specified location of the shipper and transport the load directly to the location of the consignee.  Most of our loads are transported entirely by our company-owned tractors and employee drivers, or  by independent contractors (ICs) who agree to transport freight in our trailers.  We also assign freight to be handled by third-party motor carriers other than ICs.  Typically, in these cases, the charges for the entire movement are billed to the customer by us and we, in turn, pay the third party for their portion of the transportation services provided.

We operate utilizing certain Canadian authorities, allowing us to transport freight to and from all points in the continental United States to Quebec, British Columbia and Ontario.  We have authorization to operate directly in all the Canadian provinces, but to date we have served limited points in Canada, primarily through interchange operations with Canadian motor carriers.  We operated our JBT and JBI (Intermodal) segments in combined fashion in periods prior to January 1, 2000.  This combined operation was reported as Van/Intermodal (“Van”) in prior periods.  In late 2000, we began utilizing ICs in the JBT segment and at December 31, 2003, we had approximately 1,000 ICs operating in the JBT segment.  JBT gross revenue for calendar year 2003 was $841 million, compared with $827 million in 2002.  At December 31, 2003, the JBT segment operated 4,429 company-owned tractors and employed 6,228 people, 5,300 of whom were drivers.

JBI Segment

The transportation service offerings of our JBI segment utilize agreements with all major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada and Mexico.  Our JBI segment began operations in 1989 with a unique partnership with the former Santa Fe Railway (now the Burlington Northern Santa Fe), a watershed event in the industry and the first agreement that linked major rail and truck-load carriers in a joint marketing environment.  Essentially, JBI draws on the intermodal (also known as “container on flatcar”) services of rail carriers for the underlying linehaul movement of its equipment and performs the pickups and deliveries (“drayage”) for customers at the origin and destination rail terminal locations.  JBI provides seamless coordination of the rail and over-the-road transport movements for our customers and delivers single billing for the complete door-to-door service.

Our intermodal program has grown from 20 loads in late 1989 to over 527,000 in 2003.  JBI operates more than 20,000 company-controlled containers system wide.  The entire fleet is comprised of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality.  JBI also manages a fleet of nearly 1,050 tractors and about 1,380 drivers in support of intermodal operations.  At December 31, 2003, the total JBI employee count approximated 1,600, including drivers.  Gross revenue for the JBI segment in calendar year 2003 was $936 million, compared with $809 million in 2002.

DCS Segment

Since 1992, we have offered dedicated contract carriage as a service option.  DCS segment operations specialize in the design, development, and execution of supply-chain solutions.  Capitalizing on advanced systems and technologies, DCS offers engineered transportation solutions that support private fleet conversion, dedicated fleet creation and transportation system augmentation.  DCS operations typically provide customized services that are governed by long-term contracts and currently include dry-van, flatbed and temperature-controlled operations.  Near 100% on-time service is standard with efficient routes executed to design specifications.

DCS operations focus on reducing costs and enhancing customer value through leveraging the JBHT network for backhaul repositioning freight.  Network freight may be used to reposition equipment near outbound domiciles, thereby reducing inefficient empty miles and system cost.  DCS also frequently finds synergy in shared resources with the JBT and JBI segments, including terminals, drivers, maintenance shops, bulk fuel locations, and trailer pools providing further economies of scale.  DCS gross revenue for calendar year 2003 was $671 million, compared with $628 million in 2002.  At December 31, 2003, the DCS segment operated 4,456 tractors and employed 5,529 people, 4,898 of whom were drivers.

Logistics Business and Associated Company

We formally began offering transportation logistics services in 1992 through a wholly owned subsidiary, J.B. Hunt Logistics (JBL).  JBL services frequently included an arrangement whereby a shipper might outsource a substantial portion of its entire distribution and transportation process to one organization.  The JBL segment business included a wide range of comprehensive transportation and management services, including experienced professional managers, information and optimization technology and the actual design or redesign of system solutions.  A new logistics customer or service arrangement frequently required a significant amount of up-front analysis and design time, during which alternatives were considered and custom systems and software were developed.  Effective July 1, 2000, we contributed substantially all of our JBL segment business, all related intangible assets and $5 million of cash  to a newly-formed company, Transplace, Inc. (TPI).

TPI is an Internet-based global transportation logistics company.  TPI commenced operations in July 2000 and initially included substantially all of the logistics business of JBHT, Covenant Transport, Inc., Swift Transportation Co., Inc., U.S. Xpress Enterprises, Inc., and Werner Enterprises, Inc.  TPI gross revenue for calendar year 2003 was $655 million, compared with $672 million in 2002.  We initially had an approximate 27% ownership interest in TPI.  In November 2002, we agreed to purchase a portion of Werner Enterprises, Inc.’s (Werner) ownership interest in TPI.  Effective January 1, 2003, our interest in TPI increased from 27% to 37% and Werner’s interest declined from 15% to 5%.  The financial results of TPI are included on a one-line, non-operating item included on our Consolidated Statements of Earnings entitled “Equity in loss of associated companies.”

Operations in Mexico

We have provided transportation services to and from Mexico since 1989.  These services frequently involve equipment interchange operations with various Mexican motor carriers.  In addition, a joint venture agreement with Transportacion Maritima Mexicana (TMM), one of the largest transportation companies in Mexico, was signed in 1992.  The joint venture, Comercializadora Internacional de Carga S.A. de C.V. and its subsidiaries, originated and completed northbound and southbound international truck movements between the United States and Mexico.  The joint venture also provided Mexican domestic irregular route truck service, refrigerated freight services, Mexican dedicated contract business and short-haul drayage to and from the Mexican maritime ports and rail heads.  For the calendar year ended December 31, 2001, our share of the Mexican joint venture operating results was included on a one-line, non-operating item on the Consolidated Statements of Earnings entitled “Equity in loss of associated companies.”

During the first quarter of 2002, we sold our joint venture interest in Mexico to TMM.  At December 31, 2003, we have a note receivable balance of $13.6 million from TMM in connection with this sale.  We still provide transportation services to and from Mexico primarily by utilizing the services of a variety of Mexican carriers.

Marketing and Operations

We transport, or arrange for the transportation of, a wide range of freight, including forest and paper products, building materials, general merchandise, food and beverages, chemicals and automotive parts.  Our customer base is extremely diverse and includes a growing list of Fortune 500 companies.  Our ability to offer multiple services, utilizing our three business segments and a full complement of logistics services through third parties, represents a competitive advantage.  We have been reasonably successful providing a broad range of transportation services to larger shippers that seek to use a limited number of “core” carriers.  Our largest customer in 2003 was Wal-Mart Stores, Inc., which accounted for approximately 13% of our total revenue.

We generally market all of our service offerings through a nationwide sales and marketing network.  We do have some sales and marketing functions managed at the business unit level, particularly for our DCS segment.  In accordance with our typical arrangements, we bill the customer for all services and we, in turn, pay all third parties for their portion of transportation services provided.  In recent years, we have re-established a primary focus on improving the profitability of each of our business segments and charging a fair price for all services provided.

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people.  As of December 31, 2003, we had approximately 15,700 employees, including approximately 11,600 drivers.  We had arrangements with about 1,000 ICs to transport freight in our trailing equipment.  We also employed nearly 1,000 mechanics and about 3,140 office personnel at the end of 2003.  None of our employees are represented by unions or covered by collective bargaining agreements.

The truck-load industry has periodically had a difficult time attracting and retaining enough qualified truck drivers.  It is also common for the driver turnover rate of individual carriers to exceed 100%.  It has been our practice during the past few years to compensate our drivers at an above-average level in order to attract a high caliber of experience and minimize turnover.  While the cost to recruit, train and retain drivers has increased during recent years, we have, to date, not experienced significant operational disruptions due to a shortage of drivers.

Revenue Equipment

As of December 31, 2003, we operated approximately 9,900 tractors.  In addition, our contracted ICs own and operate their own tractors, but transport freight in our trailing equipment.  We operate with standardized tractors in as many fleets as possible, particularly in our JBT and JBI fleets.  Based on customer preference and the actual business application, our DCS fleet is more diversified.  We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers and lowers maintenance expense.  At December 31, 2003, the average age of our tractor fleet was 2.4 years, our trailers were 3.3 years old and our containers were 5.8 years old.  We perform routine servicing and preventative maintenance of our equipment at most of our regional terminal facilities.

We generally operate newer revenue equipment in our JBT segment to minimize downtime and maximize utilization.  Our JBI segment utilizes high-cube containers, which can be separated from the chassis and double-stacked on rail cars.  We are currently in the process of upgrading our container fleet and reconditioning our chassis fleet.  The composition of our DCS trailing fleet varies with specific customer requirements and currently includes dry-vans, flatbeds and temperature-controlled units.

Effective October 1, 2002, the Environmental Protection Agency (EPA) required that most newly manufactured heavy-duty tractor engines comply with certain new emission standards.  In November 2002, we committed to purchase approximately 2,100 new tractors, primarily for our JBI and DCS fleets, which were equipped with Mercedes engines.  These engines were exempt from the EPA’s October 1, 2002 rules.  Except for these new tractors, which were utilized primarily for local and regional operations, we limited our new tractor purchases while we tested a limited number of the new engines.  In late 2003, we commenced receiving tractors with the new engines.  While the initial cost of these reduced-emission engines is somewhat higher, we have not yet determined their impact on operating costs such as maintenance and fuel economy.  The EPA has issued additional engine operating limitations which are scheduled to apply in 2007.

Competition

According to the American Trucking Associations, the U.S. market for all truck-based transportation services generated revenues of approximately $605 billion in 2002.  The truck-load market was estimated to represent about 45% of the total, or approximately $270 billion.  The top ten for-hire truck-load carriers only generate about 4% of the total revenue in this segment and we represent less than 1% of this segment revenue.  The market in which we compete is frequently referred to as highly fragmented and includes thousands of carriers, many of which are very small.  While we compete with a number of smaller carriers on a regional basis, only a limited number of companies represent competition in all markets across the country.

Regulation

Our operations as a for-hire motor carrier are subject to regulation by the U.S. Department of Transportation (DOT), and certain business is also subject to state rules and regulations.  The DOT periodically conducts reviews and audits to ensure our compliance with all federal safety requirements, and we report certain accident and other information to the DOT.  Our operations into and out of Canada and Mexico are also subject to regulation by those countries.

Effective January 4, 2004, the Federal Motor Carrier Safety Administration (FMCSA), a separate administration within the DOT, changed the regulations that govern driver hours of service.  These new rules were the most significant changes to driver hours of service in more than 40 years.  In general, the new rules allow a driver to drive for up to 11 consecutive hours, instead of 10, but require 10 hours of off-duty time, rather than 8, and reduce the total number of driving hours to 14 in a 24-hour period, compared to 15 under the old rules.  In addition, more off-duty “sleeper berth” time is required before on-duty time is allowed.  Although the new regulations have only been in effect for a short time, our current estimates indicate that these new rules should not have a significant impact on our overall operations.  However, in certain fleets and a few specific DCS customer applications, these new rules may increase our cost of operating or reduce our equipment utilization.

ITEM 2.  PROPERTIES

Our corporate headquarters are in Lowell, Arkansas.  We occupy a number of buildings in Lowell which we utilize for administrative support, data center, primary customer service and freight dispatch.  We maintain a backup data center for disaster recovery, maintenance shop and driver operations facility in Lowell.  We also own or lease other significant facilities where we perform maintenance on our equipment, provide bulk fuel and employ personnel to support operations.  In addition to our principal properties listed below, we lease a number of small offices and parking yards throughout the country which support our customers’ business needs.

A summary of our principal facilities follows:

Location	Acreage	Maintenance Shop (square feet)	Office Space (square feet)
Atlanta, Georgia	30	29,800	10,400
Cedar Rapids, Iowa	18	28,000	4,500
Chicago, Illinois	27	50,000	14,000
Dallas, Texas	14	24,000	7,800
East Brunswick, New Jersey	20	20,000	7,800
Houston, Texas	13	24,700	7,200
Kansas City, Missouri	10	31,000	6,700
Little Rock, Arkansas	24	29,200	7,200
Louisville, Kentucky	14	40,000	10,000
Lowell, Arkansas (corporate headquarters)	25	—	150,000
Lowell, Arkansas	40	50,200	14,000
Lowell, Arkansas (office and data center)	2	—	20,000
Lowell, Arkansas (office)	2	—	20,000
Memphis, Tennessee	10	26,700	8,000
Phoenix, Arizona	14	15,200	4,000
San Bernardino, California	9	18,300	9,300
South Boston, Virginia	3	26,500	3,500
South Gate, California	12	12,000	5,500
Syracuse, New York	13	19,000	6,300
Vancouver, Washington	4	15,400	4,600

ITEM 3.  LEGAL PROCEEDINGS

We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of claims and pending litigation will not have a materially adverse effect on our financial condition or our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2003 to a vote of security holders.

Executive Officers of the Registrant

Information with respect to our executive officers is set forth below:

Name	Age	Position with JBHT	Executive Officer Since

J.B. Hunt	77	Senior Chairman of the Board; Director	1961

Wayne Garrison	51	Chairman of the Board; Director	1979

Johnelle D. Hunt	72	Secretary; Director	1972

Kirk Thompson	50	President and Chief Executive Officer; Director	1984

Paul R. Bergant	57	Executive Vice President, Marketing and Chief Marketing Officer	1985

Bob D. Ralston	57	Executive Vice President, Equipment and Properties	1989

Jerry W. Walton	57	Executive Vice President, Finance and Administration and Chief Financial Officer	1991

Craig Harper	46	Executive Vice President, Operations and Chief Operations Officer	1997

John N. Roberts III	39	President, Dedicated Contract Services and Executive Vice President, Enterprise Solutions	1997

Kay J. Palmer (1)	40	Executive Vice President and Chief Information Officer	1999

(1)          Ms. Palmer joined JBHT in 1988 as a programming specialist.  In June of 1989, she was named Director of Application Services.  In June 1995, she was named Vice President of Applications.  She became Senior Vice President of Information Services in August 1998 and was named Executive Vice President and Chief Information Officer in June 1999.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Price Range of Common Stock

Our common stock is traded in the over-the-counter market under the symbol “JBHT.”  The following table sets forth, for the calendar years indicated, the range of high and low sales prices for our common stock as reported by the National Association of Securities Dealers Automated Quotations National Market System (NASDAQ).  The following sales prices all reflect a two-for-one stock split paid on August 29, 2003.

	2003		2002
Period	High	Low	High	Low
1st Quarter	$15.55	$11.62	$14.70	$11.04
2nd Quarter	19.70	13.36	16.19	12.30
3rd Quarter	27.60	18.85	14.92	10.78
4th Quarter	28.74	23.75	15.16	10.63

On February 27, 2004, the high and low sales prices for our common stock as reported by the NASDAQ were $27.83 and $26.85, respectively. As of February 27, 2004, we had 1,334 stockholders of record.

Dividend Policy

We paid quarterly dividends during calendar year 1999 and in a number of years prior to 1999.  In early 2000, we announced a decision to discontinue our policy of paying cash dividends.  No dividends have been paid since February 2000.

Equity Compensation Plan Information

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	7,885,557	$10.67	2,361,641

Equity compensation plans not approved by security holders	—	—	—
Total	7,885,557	$10.67	2,361,641

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)

Years Ended December 31	2003		2002	2001	2000	1999
Operating revenues	$2,433.5		$2,247.9	$2,100.3	$2,160.4	$2,045.1
Operating income	185.6		101.0	72.2	63.4	74.3
Net earnings	95.5	*	51.8	32.9	36.1	31.9
Basic earnings per share	1.20	*	.68	.46	.51	.45
Diluted earnings per share	1.17	*	.66	.46	.51	.45
Cash dividends per share	—		—	—	.03	.10
Total assets	1,347.1		1,318.7	1,260.3	1,231.9	1,127.5
Long-term debt and lease obligations	—		219.0	353.6	300.4	267.6
Stockholders’ equity	703.1		590.5	458.3	417.8	391.2

* Reflects reversal of $7.7 million of non-cash tax benefits retroactive to January 1, 2003.  See “Risk Factors” in Item 7.

Percentage of Operating Revenue

Years Ended December 31	2003	2002	2001	2000	1999
Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	32.5	36.4	37.6	35.6	34.9
Rents and purchased transportation	32.8	31.1	28.8	32.1	33.7
Fuel and fuel taxes	9.6	9.4	10.8	11.3	8.3
Depreciation and amortization	6.2	6.5	6.8	6.2	7.3
Operating supplies and expenses	4.9	5.8	6.9	6.1	6.2
Insurance and claims	2.6	2.5	2.0	1.8	2.0
Operating taxes and licenses	1.4	1.4	1.6	1.5	1.3
General and administrative expenses, net of gains	1.4	1.3	0.9	1.3	1.7
Communication and utilities	1.0	1.1	1.2	1.2	1.0
Total operating expenses	92.4	95.5	96.6	97.1	96.4
Operating income	7.6	4.5	3.4	2.9	3.6
Interest expense	(0.7)	(1.1)	(1.3)	(1.1)	(1.4)
Equity in earnings (loss) of associated companies	—	(0.1)	—	0.2	0.2
Earnings before income taxes	6.9	3.3	2.1	2.0	2.4
Income taxes	3.0 *	1.0	0.5	0.3	0.8
Net earnings	3.9%	2.3%	1.6%	1.7%	1.6%

* Reflects reversal of $7.7 million of non-cash tax benefits retroactive to January 1, 2003.  See “Risk Factors” in Item 7.

The following table sets forth certain operating data.

Years Ended December 31	2003	2002	2001	2000	1999
Total loads	2,857,176	2,847,377	2,565,915	2,697,582	2,769,834
Average number of company-operated tractors during the year	10,293	10,712	10,710	10,055	9,183
Company tractors operated (at year end)	9,932	10,653	10,770	10,649	9,460
Independent contractors (at year end)	994	679	336	16	—
Trailers/containers (at year end)	46,747	45,759	44,318	44,330	39,465
Company tractor miles (in thousands)	943,054	981,818	1,022,677	1,000,127	986,288

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and related notes in Item 8.  This discussion contains forward-looking statements.  Please see “Forward-looking Statements” and “Risk Factors” for a discussion of items, uncertainties, assumptions and risks associated with these statements.

EXECUTIVE SUMMARY

We are one of the largest truck-load transportation and logistics companies in North America.  Our business operations are primarily organized through three business segments.  Our JBT segment typically picks up freight loaded in trailers at the dock or specified location of the shipper and transports a complete truck load directly to the consignee.  JBT utilizes primarily company-controlled tractors or ICs and transports freight over highway routes.  JBI freight is usually loaded in containers and picked up at a shipper’s location by company-controlled tractors or designed third-party dray companies and transported to railroad yards.  This intermodal container is then transferred from highway vehicles (chassis) and stacked on rail cars for what is typically the longest leg of the route.  At the destination rail yard, JBI freight is removed from the rail car, remounted on a chassis and moved to the final destination by company-controlled tractors or dray carriers.  DCS segment operations vary significantly by individual customer account.  A DCS account may involve a limited number of tractors, drivers and trailing equipment or may include a large fleet.  The specific services offered frequently range from typical freight transportation to labor-intensive deliveries, freight handling and other specialized services.

We separated our JBT and JBI segment business effective January 1, 2000.  We contributed our JBL business to a newly-formed, associated logistics company in July 2000.  In late 2001, we established goals to improve the operating margins of each of our three segments.  Our financial results for calendar year 2003 represented the second consecutive year of record revenues and earnings, driven by strong performance from each of our segments.  Our financial results for 2003 were impacted by a number of items.  We implemented a driver pay per diem plan in February 2003.  Under this plan, a portion of certain road driver’s pay is designated as reimbursement of expense.  This designation provides benefits both to our driver and to the business.  Although the driver per diem plan increased our effective income tax rate, it reduced our total segment operating costs.

During 2003, we also continued to focus on a process we call yield management.  Yield management is a continuous process of reviewing our freight to determine whether business which is generating low or negative margins can be replaced by different business with better margins.  Management actions may also involve price changes to ensure that we are charging for all services provided.  These price and freight mix actions favorably impacted a number of our key segment operating statistics shown in the following tables, particularly revenue per loaded mile and revenue per tractor per week.  Our yield management activities also significantly contributed to our improved margins in 2003, particularly in our JBT and DCS segments.

We also placed special emphasis during 2003 on dray costs and equipment utilization in our JBI segment.  We were able to increase the average number of loads that our drivers moved by creating pay incentives that rewarded productivity.  We also improved our box turns, or what we call velocity, which is the average number of loads moved by each container each month.  This continued focus allowed us to reduce our JBI segment operating ratio to 90.3% in 2003 from 93.3% in 2002 and 94.3% in 2001.

Another area of management focus during 2003 was maintenance and revenue equipment.  We reduced the average age of our tractor fleet to 2.4 years at December 31, 2003 from 2.6 years at the end of 2002.  We also converted a portion of our maintenance work to our company-controlled facilities from third-party-owned shops.  The combination of the newer tractor fleet and conversion to our facilities reduced overall maintenance costs in 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes.  Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent assets and liabilities are affected by these estimates.  We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from our estimates.  Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revision become known.

We consider our critical accounting policies and estimates to be those that require us to make more significant judgments and estimates when we prepare our financial statements and include the following:

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions and accidents and cargo claims.  Most insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  The amounts of self-insurance change from time to time based on certain measurement dates and policy expiration dates.  During 2003, we were self-insured for a portion of our claims exposure resulting from cargo loss, personal injury, property damage, workers’ compensation and health claims for amounts up to the first $1.5 million of each claim.  In January 2004, we changed our level of self-insurance to $2 million for auto accidents and $1 million for workers’ compensation.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims, analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss- development factors based on our historical claims experience.  In doing so, the recorded ultimate liability considers future claims growth and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.  At December 31, 2003, we had approximately $8 million of estimated net claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2003, we had a prepaid insurance asset of approximately $57 million, which represented pre-funded claims and premiums.

Revenue Equipment

We operate a significant number of tractors, trailers and containers in connection with our business.  This equipment may be purchased or acquired under capital or operating lease agreements.  In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements.  Revenue equipment which is purchased is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  Equipment acquired under capital leases is initially recorded at the net present value of the minimum lease payments and amortized on the straight-line method over the lease term or the estimated useful life, whichever is shorter.

We have an agreement with our primary tractor supplier for guaranteed residual or trade-in values for certain new equipment acquired since 1999.  During the fourth quarter of 2003, we reviewed the useful lives and salvage values of our tractor fleet.  We have utilized the guaranteed trade-in values as well as other operational information, such as anticipated annual miles, in accounting for purchased and leased tractors.  These changes in useful lives and salvage values increased net earnings during the fourth quarter of 2003 by approximately $963,000.  If our tractor supplier was unable to perform under the terms of our agreement for guaranteed trade-in values, it could have a materially negative impact on our financial results.

Revenue Recognition

We recognize revenue based on the relative transit time of the freight transported.  Accordingly, a portion of the total revenue which will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period.

Segments

We operated three segments during calendar year 2003.  The operation of each of these businesses is described in footnote (11).  The following tables summarize financial and operating data by segment.

Operating Revenue by Segment

	For Years Ended December 31 (in millions of dollars)
	2003	2002	2001
JBT	$841.1	$827.3	$828.6
JBI	936.2	809.1	740.5

DCS	671.2	628.3	548.7
Other	—	—-	0.6
Subtotal	2,448.5	2,264.7	2,118.4

Inter-segment eliminations	(15.0)	(16.8)	(18.1)
Total	$2,433.5	$2,247.9	$2,100.3

Operating Income by Segment

	For Years Ended December 31 (in millions of dollars)
	2003	2002	2001
JBT	$49.3	$26.6	$8.7
JBI	91.2	54.6	42.1

DCS	45.2	19.7	17.4
Other	(0.1)	0.1	4.0
Total	$185.6	$101.0	$72.2

Operating Data By Segment

	For Years Ended December 31
	2003	2002	2001

JBT
Operating ratio	94.1%	96.8%	98.9%
Total loads	956,807	970,055	946,672
Revenue (excl. fuel surcharge) per tractor per week	$2,770	$2,695	$2,575
Length of haul in miles	534	556	590
Revenue per loaded mile (excl. fuel surcharge)	$1.509	$1.434	$1.374
Average number of tractors during the period	5,592	5,751	5,923
Tractors at end of period
Company owned	4,429	4,924	5,382
Independent contractor	994	679	336
Total tractors	5,423	5,603	5,718
Average effective trailing equipment usage *	14,979	15,591	16,222

JBI
Operating ratio	90.3%	93.3%	94.3%
Total loads	527,404	473,856	446,569
Net change in revenue per loaded mile (excl. fuel surcharge)	0.7%	0.6%	1.7%
Tractors at end of period	1,047	917	910
Average effective trailing equipment usage *	19,719	18,517	18,845

DCS
Operating ratio	93.3%	96.9%	96.8%
Revenue (excl. fuel surcharge) per tractor per week	$2,850	$2,667	$2,498
Average number of tractors during the period	4,528	4,602	4,235
Tractors at end of period	4,456	4,812	4,478
Average effective trailing equipment usage *	11,448	10,860	9,515

* Reflects average use of corporate-wide trailing equipment

RESULTS OF OPERATIONS

2003 Compared With 2002

Overview of 2003

Our consolidated net earnings for calendar year 2003 totaled a record $95.5 million, after reversing $7.7 million of non-cash tax benefits, which resulted from a sale-and-leaseback transaction on intermodal trailing equipment.  This compares with our previous record net earnings of $51.8 million in 2002.  Diluted earnings per share were $1.17 in 2003, also a record number, compared with 66 cents in 2002.  The average number of diluted shares outstanding in 2003 was approximately 5% higher than the comparable number in 2002.  Consolidated operating revenues were $2.43 billion in 2003, an increase of 8% over the $2.25 billion in 2002.

Each of our business segments contributed to our improved financial results in 2003.  While the overall economy and level of freight activity were not particularly strong during 2003, a number of factors contributed to our improved level of earnings.  We have continued our focus on yield management, as well as individual load and lane profitability.  A number of new proprietary technology tools and increased management focus have allowed us to reduce the amount of unprofitable lanes and freight, and to properly charge for equipment and services provided to customers.  In addition, significant increases in certain operating costs, such as insurance, fuel and equipment, have reduced the level of capacity available in the industry.

JBT Segment

JBT segment gross revenue was $841.1 million in 2003, up 2% over the $827.3 million in 2002.  Higher fuel prices in 2003 and the resulting increase in fuel surcharge revenue accounted for this entire level of revenue growth.  The average tractor count in 2003 was down nearly 3% from 2002.  However, revenue per loaded mile, excluding fuel surcharges, rose 5.2% in the current year, more than offsetting the decline in the size of the fleet and enhancing operating income.

Operating income of the JBT segment rose to $49.3 million in 2003, from $26.6 million in 2002.  In addition to the higher revenue per mile, we implemented an accountable expense reimbursement plan (driver per diem plan) in early 2003.  This new plan benefited most of our eligible drivers and increased operating income.

JBI Segment

JBI segment gross revenue grew by 16%, to $936.2 million in 2003, from $809.1 million in 2002.  Revenue growth was due, in part, to a strong demand for our unique intermodal service offering which generated an 11% increase in number of loads year over year.  Freight mix changes also played an important role that led to improved revenue per load.

Operating income in the JBI segment increased to $91.2 million in 2003 from $54.6 million in 2002.  The JBI segment operating ratio improved by 300 basis points to 90.3% for 2003, compared to 93.3% for 2002.  These improved financial results were attributable to our investment in upgrading our tractor fleet and adding incremental containers, improved utilization of both drivers and equipment and a concentrated focus on yield management and revenue quality.

DCS Segment

DCS segment revenue grew over 6% to $671.2 million in 2003 from $628.3 in 2002.  Revenue net of purchased transportation and fuel surcharge revenue increased 5%.  The increase in revenue occurred even as the business unit’s average tractor count for 2003 declined nearly 2%, compared to 2002.  More than offsetting the decline in the tractor fleet was a nearly 7% improvement in revenue (excluding fuel surcharge) per tractor per day.  Driving this increase in productivity was an increase in length of haul of 7% and increased focus on backhaul opportunities.

Operating income increased 130% to $45.2 million in 2003 versus $19.7 million in 2002.  At the end of 2002, we began analyzing a number of underperforming accounts and identified opportunities to redeploy assets from accounts that did not offer appropriate financial returns on the segment’s assets.  At the same time, cost controls were implemented to improve operating results at all accounts.  The success of these efforts improved the operating ratio by 360 basis points, to 93.3% in 2003.  Cost reductions in driver pay, salary and office wages and associated payroll taxes also enhanced 2003 operating income.  A decline of 16% in the average age of the tractor fleet helped reduce maintenance costs and an ongoing commitment to safety contributed to an improvement in the segment’s insurance and claims costs.  We also incurred certain new start-up costs in 2002 associated with several large accounts that did not impact 2003.  Revenue growth will continue to be driven by improvement in productivity and new customer opportunities that provide appropriate financial returns to justify commitment of additional assets.

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of Operating Revenue		Percentage Change Between Years
	2003	2002	2003 vs. 2002

Operating revenues	100.0%	100.0%	8.3%
Operating expenses:
Salaries, wages and employee benefits	32.5%	36.4%	(3.2)%
Rents and purchased transportation	32.8	31.1	14.4
Fuel and fuel taxes	9.6	9.4	10.3
Depreciation and amortization	6.2	6.5	3.0
Operating supplies and expenses	4.9	5.8	(8.8)
Insurance and claims	2.6	2.5	13.1
Operating taxes and licenses	1.4	1.4	1.3
General and administrative expenses, net of gains	1.4	1.3	15.7
Communication and utilities	1.0	1.1	(1.6)
Total operating expenses	92.4	95.5	4.7
Operating income	7.6	4.5	83.9
Interest expense	(0.7)	(1.1)	(30.5)
Equity in loss of associated companies	(0.0)	(0.1)	(48.7)
Earnings before income taxes	6.9	3.3	124.1
Income taxes	3.0	1.0	213.8
Net earnings	3.9%	2.3%	84.2%

Consolidated Operating Expenses

Total operating expenses increased 4.7% in 2003 over 2002, while operating revenues increased 8.3%.  The combination of the change in these two categories resulted in our operating ratio improving by 310 basis points to 92.4% in 2003, from 95.5% in 2002.  As previously mentioned, increases in revenue per loaded mile, excluding fuel surcharges, and the implementation of a driver per diem plan were two of the more significant factors driving these changes.  We also increased the number of independent contractors (ICs) in our JBT fleet to 994 at December 31, 2003 from 679 at the end of 2002.  When we replace company-operated tractors and driver employees with ICs, certain costs such as salaries, wages, employee benefits and fuel are reduced and other costs such as purchased transportation increase.

Fuel cost per gallon was approximately 13% higher in 2003 over 2002.  However, we have fuel surcharge programs in place with the majority of our customers that allow us to adjust charges relatively quickly when fuel costs change.  If fuel costs change rapidly we may experience some financial impact from timing differences between financial reporting periods when fuel costs change more quickly than our compensating fuel surcharges.  We recovered through our fuel surcharge programs substantially all of the increased fuel costs experienced in calendar year 2003.  We currently have no contracts or derivative programs in place to hedge changes in fuel costs.  Insurance and claims costs rose during 2003, primarily due to higher premium costs.  While our accident frequency declined in 2003, severity, or the cost per accident, increased over 2002.  General and administrative expenses include driver recruiting and testing, bad debts and professional service fees, all of which increased in 2003.  Gains and losses on revenue equipment dispositions are also classified in the general and administrative category.  We had a net loss of approximately $1.1 million on equipment and other dispositions in 2003, compared with a $1.8 million loss in 2002.  These losses were primarily a result of revenue equipment which was lost or written off.

Our net interest expense declined to $17.2 million in 2003, from $24.8 million in 2002.  We were able to reduce our total debt levels to $172 million as of December 31, 2003, from $343 million at the end of 2002.  This reduced debt level was primarily a result of improved earnings and cash flow in 2003 and proceeds from a secondary stock offering which closed in mid-2002.  Our effective income tax rate increased to 43.1% in 2003, from 30.8% in 2002.  This higher tax rate was primarily due to our increased level of earnings, the driver per diem plan and a reversal of a $7.7 million non-cash tax benefit taken in 2003 related to certain sale-leaseback transactions that closed in 1999.  As previously mentioned, we implemented a driver per diem pay plan in early 2003.  This plan generates net benefits to most of our eligible drivers and to the company.  However, it does result in an increase in our effective income tax rate.  The $7.7 million reversal of tax benefits was retroactive to January 1, 2003, and related to a proposed adjustment by the Internal Revenue Service that would disallow the tax benefits associated with a series of sale-and-leaseback transactions, which occurred in 1999.  In addition to the reversal of tax benefits recorded in 2003, we have suspended the recognition of any future tax benefits effective January 1, 2004.  This issue is discussed in further detail under “Risk Factors.”

The “Equity in loss of associated company” item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).  Effective January 1, 2003, we increased our interest in TPI to approximately 37%, from 27% in 2002.  JBHT’s financial exposure is limited to its approximate $7.8 million investment in TPI since we have not made any additional commitments or guaranteed any of TPI’s financial obligations.

2002 Compared With 2001

Overview of 2002

Our consolidated net earnings for calendar year 2002 were $51.8 million, or diluted earnings per share of 66 cents, compared with 2001 full-year earnings of $32.9 million, or 46 cents per diluted share.  We generated $101 million of operating income in 2002, a nearly 40% increase over the $72.2 million of operating income in 2001.  Our operating ratio was 95.5% in 2002 and 96.6% in 2001.  Our increase in 2002 net earnings was in spite of an effective income tax rate which rose to 30.8% from 23.5% in 2001 and the number of diluted shares outstanding increasing by nearly 8%.  The increase in shares outstanding reflected a secondary public offering, which closed in June 2002.   Each of our three segments contributed to the improved earnings levels in 2002.

JBT Segment

JBT segment gross revenue was essentially flat, totaling $827.3 million in 2002 and $828.6 million in 2001.  However, 2002 revenues were generated with approximately 3% fewer tractors.  In addition, 2002 fuel surcharge revenues were $14.2 million lower than the comparable amount in 2001, which negatively impacted the revenue comparison by approximately 2%.  Truck segment operating income rose to $26.6 million in 2002, from $8.7 million in 2001.  The improvement in 2002 operating income reflected higher revenue per loaded mile, reduced empty miles and lower driver pay rates.  A significant portion of the higher revenue per loaded mile and reduced empty miles was a result of our continued focus on yield management and improved revenue quality.  A reduction in driver pay per mile was primarily a result of changes in pay scales for newly-hired drivers.

JBI Segment

JBI segment gross revenue grew 9% to $809.1 million in 2002, from $740.5 million in 2001.  Revenue growth was due, in part, to continued demand for our intermodal service offering and conversion of our container fleet to solely 53-foot units.  Operating income in the JBI segment rose to $54.6 million in 2002 from $42.1 million in 2001.  Our JBI operating ratio was 93.3% in 2002 and 94.3% in 2001.  Financial results in this segment were enhanced by improved container utilization, improved driver productivity and a focus on revenue quality.

DCS Segment

DCS segment revenue grew nearly 15% to $628.3 million in 2002, from $548.7 million in 2001.  Revenue growth was primarily a result of a 9% increase in the size of the DCS tractor fleet and our focus on improving the quality of individual fleets.  While operating income rose to $19.7 million in 2002 from $17.4 million in 2001, the segment’s operating ratio was 96.9% in 2002 and 96.8% in 2001.  We reduced some costs in the DCS segment, such as driver pay and overhead; however, higher accident and claims expenses, as well as new account start-up costs, more than offset the improvements.

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of Operating Revenue		Percentage Change Between Years
	2002	2001	2002 vs. 2001

Operating revenues	100.0%	100.0%	7.0%
Operating expenses:
Salaries, wages and employee benefits	36.4%	37.6%	3.6%
Rents and purchased transportation	31.1	28.8	15.5
Fuel and fuel taxes	9.4	10.8	(6.8)
Depreciation and amortization	6.5	6.8	2.2
Operating supplies and expenses	5.8	6.9	(10.3)
Insurance and claims	2.5	2.0	32.4
Operating taxes and licenses	1.4	1.6	0.6
General and administrative expenses, net of gains	1.3	0.9	55.7
Communication and utilities	1.1	1.2	(2.0)
Total operating expenses	95.5	96.6	5.9
Operating income	4.5	3.4	39.8
Interest expense	(1.1)	(1.3)	(8.4)
Equity in loss of associated companies	(0.1)	—	(35.0)
Earings before income taxes	3.3	2.1	73.7
Income taxes	1.0	0.5	127.2
Net earnings	2.3%	1.6%	57.3%

Consolidated Operating Expenses

Total operating expenses in 2002 increased 5.9% over 2001, while operating revenues rose 7.0%.  Our operating ratio improved to 95.5% in 2002, compared with 96.6% in 2001.  Salaries, wages and employee benefits expense increased 3.6% in 2002, and declined to 36.4% of revenue in 2002 from 37.6% in 2001.  As previously mentioned, a lower mileage pay rate in our JBT segment for newly-hired drivers and the use of additional independent contractors were primary contributors to the relationship of this cost category to operating revenues.  Partly offsetting a decline in drivers’ wages relative to revenue were increases in maintenance wages, workers’ compensation, health insurance and office employee incentive expenses.  We opened some new company-managed maintenance facilities and increased our mechanic labor force by about 14% in order to reduce the amount of maintenance that we outsource.  We also experienced higher costs in workers’ compensation and other fringe benefit programs and paid additional incentive payments to our office and administrative personnel that resulted from improved 2002 net earnings.

Rents and purchased transportation expense increased 15.5%, primarily due to the growth of our JBI business segment and the related payments to railroads and drayage carriers and the use of more independent contractors.  The 6.8% decline in fuel and fuel tax expense was primarily a result of fuel costs per gallon averaging about 5% less vs. 2001.  Operating supplies and expenses were down 10.3% in 2002, reflecting the reduced amount of outsourced tractor and trailer maintenance work and our focus on reducing travel expenses.  The 32.4% increase in insurance and claims costs reflects escalating liability insurance premiums that have been experienced industry-wide and our higher accident costs.  The significant increase in general and administrative expenses was due primarily to higher driver advertising and recruiting expense in 2002 and changes in our gains and losses on revenue equipment dispositions.  In 2002, we had a $1.8 million net loss on equipment and facility dispositions, compared with a net gain of $4.8 million in 2001.

Our net interest expense declined in 2002, partly due to the approximate $68 million of capital we raised through a secondary public offering of common stock which closed in June 2002.  We increased our effective income tax rate to 30.8% in 2002, from 23.5% in 2001, primarily to reflect additional taxes associated with our increased earnings.

Equity in losses of associated companies reflects our share of operating results for TPI and for our Mexican joint venture.  Amounts included the following:

	Years Ended December 31
	(000)
	2002	2001
TPI	$(1,353)	$(1,918)
Mexican joint venture	—	(165)
	$(1,353)	$(2,083)

The year 2001 financial results of our Mexican joint venture primarily reflect adjustments to the carrying value of the investment due to the anticipated sale of our interests.  During the first quarter of 2002, we sold our joint-venture interest in Mexico for its carrying value, to the majority owner, Transportacion Maritima Mexicana (TMM).  We recorded an $18.1 million note receivable from TMM, which, according to the terms of the sale, was to be paid in four annual payments of approximately $4.5 million, plus interest at 5% per annum, through June 2005.  In June 2002, we agreed to extend the principal payment to June 2006.  We have received interest payments within the terms of the renegotiated note.  We are accounting for interest income on a cash basis and have a note receivable of $13.6 million as of December 31, 2003.  The next principal and interest payment is due in June 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

We generate significant amounts of cash from operating activities.  Net cash provided by operating activities was $333 million in 2003, $174 million in 2002, and $172 million in 2001.  The significant changes in trade accounts payable which appear on our consolidated statements of cash flows for 2003 and 2002 were partly a result of timing differences among years of insurance-related items.  Cash flows used in investing activities primarily reflect additions to and dispositions from our fleet of revenue equipment.  During the latter part of 2000, through late 2001, we utilized capital leases to acquire tractors.  Tractor additions since October 2001 have been purchased.  In late 2003, we began purchasing tractors that were under capital lease programs at the end of the initial lease term.  We paid approximately $47 million in residual values for tractors under lease arrangements that terminated in 2003 and anticipate purchasing the remaining leased tractors for approximately $67 million in 2004.  In December 2003, we purchased approximately $19.6 million of intermodal trailing equipment that had been under an operating lease program.  The majority of trailing equipment additions during 2000 and 2001 were under operating lease agreements.  These lease agreements mature over a four-year period beginning in 2006 and ending in 2009.  Since March 2002, predominately all trailing equipment additions have been purchased.

The $95 million of outstanding 7.00% Notes are due in September 2004, and the final $10 million of 7.80% Subordinated Notes are due in October 2004.  We anticipate that our current cash balance, cash flow generated from operations during the year and unused revolving lines of credit will be sufficient to retire this debt as it comes due.  By the end of 2004, we anticipate that our only remaining obligations will consist primarily of operating leases for trailing equipment.

Selected Balance Sheet Data

As of December 31	2003	2002	2001
Working capital ratio	.99	1.33	1.45

Current maturities of long-term debt and lease obligations (millions)	$172	$124	$38

Total debt and capitalized lease obligations (millions)	$172	$343	$392

Total debt to equity	.24	.58	.86

Total debt as a percentage of total capital	.20	.37	.46

From time to time, our Board of Directors authorizes the repurchase of our common stock.  However, we have not repurchased any of our common stock since 2000.

Liquidity

Our need for capital typically has resulted from the acquisition of revenue equipment required to support our growth and the replacement of older revenue equipment with new, late-model equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have recently obtained capital through a secondary common stock offering, revolving lines of credit and cash generated from operations.  We have also utilized capital and operating leases to acquire revenue equipment.

As mentioned above, we utilized capital leases to acquire tractors from late 2000 through late 2001.  Since late 2001, we have been acquiring tractors and trailing equipment under purchase arrangements and plan to continue purchasing our revenue equipment in the foreseeable future.  We currently are committed to spend in the range of $185 million, net of expected proceeds from sale or trade-in allowances, on revenue equipment for 2004 and believe our current cash on hand, cash generated from operations and revolving lines of credit will provide sufficient funds.

We are authorized to borrow up to $150 million under our current revolving lines of credit, which expire November 14, 2005.  We had no balances outstanding under these lines at December 31, 2003, and also no outstanding balances at the end of 2002.  Under the terms of our credit and note agreements, we are required to maintain certain financial covenants, including leverage tests, minimum tangible net worth tests, and other financial ratios.  We were in compliance with all financial covenants at December 31, 2003.  Also, our revolving lines of credit do not contain “ratings triggers” that would accelerate payments or amounts due under the agreement.

Off-Balance Sheet Arrangements

All of our leases related to tractors have been accounted for as capital leases and are carried on our balance sheet.  Our only off-balance sheet arrangements are related to our operating leases for trailing equipment, which are described above.  As of December 31, 2003, we had approximately 20,300 trailers and 6,660 containers/chassis that were operated subject to operating leases, and we had approximately $207 million of obligations remaining under these leases.  Our standby letters of credit are also not recorded on our books at December 31, 2003, since there were no balances outstanding at that time under these arrangements.

Contractual Cash Obligations
As of December 31, 2003
(000)

	Amounts Due By Period
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years

Operating leases	$220,974	$70,250	$96,738	$49,579	$4,407
Capital leases	66,844	66,844	—	—-	—
Senior and subordinated notes payable	105,000	105,000	—	—	—
Subtotal	$392,818	$242,094	$96,738	$49,579	$4,407
Commitments to acquire revenue equipment	185,000	185,000	—	—	—
Total	$577,818	$427,094	$96,738	$49,579	$4,407

Financing Commitments

As of December 31, 2003

(000)

	Commitments Expiring By Period
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years

Revolving credit arrangements	$150,000	—	$150,000	—	—
Standby letters of credit	19,510	$19,510	—	—	—
Total	$169,510	$19,510	$150,000	—	—

RISK FACTORS

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our results of operations.

Our business is dependent upon a number of factors that may have a materially adverse effect on the results of our operations, many of which are beyond our control.  These factors include significant increases or rapid fluctuations in fuel prices, excess capacity in the trucking industry, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels, and difficulty in attracting and retaining qualified drivers and independent contractors.

We are also affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries such as retail and manufacturing, where we have a significant concentration of customers.  Economic conditions may adversely affect our customers and their ability to pay for our services.  Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad-debt losses.  In addition, our results of operations may be affected by seasonal factors.  Customers tend to reduce shipments after the winter holiday season, and our operating expenses tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time and higher maintenance costs.

We operate in a highly competitive and fragmented industry.  Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers.

Some of these factors include:

•                  We compete with many other truck-load carriers of varying sizes and, to a lesser extent, with less-than-truck-load carriers and railroads, some of which have more equipment and greater capital resources than we do.

•                  Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain our profit margins.

•                  Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances we may not be selected.

•                  Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors.

•                  The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.

•                  Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

For the calendar year ended December 31, 2003, our top ten customers, based on revenue, accounted for approximately 38% of our revenue.  Our largest customer is Wal-Mart Stores, Inc., which accounted for approximately 13% of our total revenue in 2003.  Generally, we do not have long-term contracts with our customers, and we cannot assure you that our current customers will continue to utilize our services or that they will continue at the same levels.  A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

We depend on third parties in the operation of our business.

Our Intermodal business segment utilizes railroads in the performance of its transportation services.  These services are provided pursuant to contractual relationships with the railroads.  While we have agreements with various Class I railroads, the majority of our business travels on the Burlington Northern Santa Fe Railway and the Norfolk Southern Railroad.  The inability to utilize one or more of these railroads could have a materially adverse effect on our business and operating results.  In addition, a portion of the freight we deliver is imported to the United States through ports of call that are subject to labor union contracts.

Difficulty in attracting drivers could affect our profitability and ability to grow.

Periodically, the trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors.  If we are unable to continue to attract drivers or contract with independent contractors, we could be required to adjust our driver compensation package or let trucks sit idle, which could adversely affect our growth and profitability.

Ongoing insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. During 2003, we self-insured for a portion of our claims exposure resulting from cargo loss, personal injury, property damage, workers’ compensation and health claims for amounts up to the first $1.5 million of each claim.  In January 2004, we changed our level of self-insurance to $2 million for auto accidents and $1 million for workers’ compensation.  If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected.  Also, we maintain insurance above the amounts for which we self-insure with licensed insurance companies.  Insurance carriers have recently raised premiums for most trucking companies.  As a result, our insurance and claims expenses could increase when our current coverage expires on July 31, 2004, or we could be required to raise our self-insured retention.  If these expenses increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale- and-leaseback transactions.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was recently examined by the IRS in an audit of our 1998 and 1999 income tax returns, and on December 15, 2003, we received a revenue agent’s report summarizing adjustments proposed by the IRS arising from this audit.  The IRS proposes to disallow the tax benefits associated with this transaction based on their interpretation of existing tax laws and court precedents.  We believe this transaction conforms with the applicable tax law, and we intend to vigorously defend against the IRS position using all administrative and legal processes available.  We have received the IRS Notice of Proposed Assessment and, as a result, we have filed an appeal in the matter.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90-day letter, also known as a Notice of Deficiency.  A resolution of the dispute could occur at any point in this procedure or could extend through a trial and court appeals.  After receiving the IRS Notice of Proposed Assessment, applicable accounting literature dictated that we reverse all of the 2003 expected non-cash tax benefits of approximately $7.7 million and cease any further recognition of the benefit.  There is no impact on the benefits taken in prior years; however, if we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  We estimate our maximum earnings exposure to be $31 million, which represents the tax benefits realized through December 31, 2002, plus estimated accrued interest through December 31, 2003.  This exposure would result if the IRS succeeded in disallowing 100% of the tax benefits from this transaction.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm water.  We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous wastes disposal, among others.  We also maintain bulk fuel storage and fuel islands at several of our facilities.  If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results.  If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

We operate in a highly regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

The U.S. Department of Transportation (DOT) and various state agencies exercise broad powers over our business, generally governing matters including authorization to engage in motor carrier service, equipment operation, safety and financial reporting.  We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service and other rules and regulations.  If we were found to be out of compliance, the DOT could restrict or otherwise impact our operations.

Effective January 4, 2004, the Federal Motor Carrier Safety Administration (FMCSA), an administration within the DOT, changed the regulations that govern driver hours of service.  These new rules generally allow a driver to drive for up to 11 consecutive hours, rather than 10, but require 10 hours of off-duty time, rather than 8.  In addition, more off-duty “sleeper berth” time is required before on-duty time is allowed.  These new rules could increase our operating costs or reduce our equipment utilization.

As part of a 1998 consent decree with the U.S. Environmental Protection Agency (EPA), a number of heavy-duty diesel engine manufacturers agreed to significantly reduce emissions from their engines produced subsequent to October 1, 2002.  In November 2002, we committed to purchase approximately 2,100 new tractors, primarily for our JBI and DCS segments, that were equipped with Mercedes engines.  These engines were not covered by the EPA’s October 1, 2002 rules.  In late 2003, we commenced receiving tractors with the new engines.  While the initial cost of these reduced-emission engines is somewhat higher, we have not yet determined their impact on operating costs such as maintenance and fuel economy.  The EPA has issued additional engine operating limitations that are scheduled to apply in 2007.

Fuel and fuel taxes currently represent our third-largest general expense category.  During the past three years, fuel cost per gallon has varied significantly, with prices frequently changing as much as $.10 to $.15 per gallon between consecutive months.  We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs.  Most of these programs automatically adjust weekly depending on the cost of fuel.  However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers.  In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold weather and empty or out-of-route miles that cannot be billed to customers.  Rapid increases in fuel costs or shortages of fuel could have a materially adverse effect on our operations or future profitability.  As of December 31, 2003, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

We have a $13.6 million note receivable from Transportacion Maritima Mexicana (TMM) related to the sale of our share of a Mexican joint venture.

During the first quarter of 2002, we sold our joint-venture interest in Mexico to TMM.  In accordance with the original terms of the sale, we recorded an $18.1 million note receivable, which was to be paid in four annual payments of approximately $4.5 million, plus interest.  In June 2002, we agreed to extend the principal payment to June 2006.  We are accounting for interest income on a cash basis and have a note receivable of $13.6 million as of December 31, 2003.  The next principal and interest payment is due in June 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations.  Statement 143 required us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets.  We also were required to record a corresponding asset that is depreciated over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation should be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  We adopted Statement 143 on January 1, 2003.  The adoption of Statement 143 did not have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51.  This Interpretation addressed the consolidation by business enterprises of variable-interest entities as defined in the Interpretation.  The Interpretation applied immediately to variable interests in variable-interest entities created after January 31, 2003, and to variable interests in variable-interest entities obtained after January 31, 2003.  On October 9, 2003, the FASB staff issued FASB Staff Position (FSP) Financial Interpretation No. 46-6, which deferred the effective date for applying the provisions until March 31, 2004.  The adoption of Interpretation No. 46 is not expected to have a material effect on our financial statements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term debt. We from time to time utilize interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at December 31, 2003.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next 12 months, there would be no materially adverse impact on our results of operations based on variable-rate debt outstanding at December 31, 2003.  At December 31, 2003, the fair value of our fixed-rate long-term obligations approximated carrying value.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2003.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of December 31, 2003, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors
J. B. Hunt Transport Services, Inc.:

We have audited the accompanying consolidated balance sheets of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Tulsa, Oklahoma
January 30, 2004

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(Dollars in thousands, except per share amounts)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$61,229	80,628
Trade accounts receivable	256,032	237,156
Inventories	8,640	9,515
Prepaid licenses and permits	22,213	20,054
Prepaid insurance	57,259	45,163
Other current assets	17,631	40,665
Total current assets	423,004	433,181
Property and equipment, at cost:
Revenue and service equipment	1,122,187	1,096,809
Land	21,839	20,469
Structures and improvements	83,782	80,667
Furniture and office equipment	117,713	107,708
Total property and equipment	1,345,521	1,305,653
Less accumulated depreciation	460,556	461,091
Net property and equipment	884,965	844,562
Other assets (notes 8 and 10)	39,102	40,985
	$1,347,071	1,318,728

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt (note 3)	$104,933	97,010
Current installments of obligations under capital leases (note 9)	66,844	27,138
Trade accounts payable	158,886	117,931
Claims accruals	7,775	14,706
Accrued payroll	51,235	46,511
Other accrued expenses	12,478	11,291
Deferred income taxes (note 5)	23,499	10,742
Total current liabilities	425,650	325,329
Long-term debt, excluding current maturities (note 3)	—	104,815
Obligations under capital leases, excluding current installments (note 9)	—	114,152
Other long-term liabilities	4,291	1,997
Deferred income taxes (note 5)	213,994	181,948
Total liabilities	643,935	728,241
Stockholders’ equity (notes 3 and 4):
Preferred stock, par value $100.Authorized 10,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share.Authorized 100,000,000 shares; issued 83,549,716 shares at December 31, 2003 and 2002	418	418
Additional paid-in capital	186,973	184,683
Retained earnings	555,262	459,803
	742,653	644,904
Treasury stock, at cost (3,439,437 shares in 2003 and 4,914,560 shares in 2002)	(39,517)	(54,417)
Total stockholders’ equity	703,136	590,487
Commitments and contingencies (notes 3, 5, 7 and 9)
	$1,347,071	1,318,728

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

	2003	2002	2001
Operating revenues	$2,433,469	2,247,886	2,100,305

Operating expenses:
Salaries, wages and employee benefits (notes 4 and 6)	791,778	818,318	790,210
Rents and purchased transportation	799,176	698,455	604,542
Fuel and fuel taxes	232,378	210,632	226,102
Depreciation and amortization	150,221	145,848	142,755
Operating supplies and expenses	119,339	130,853	145,850
Insurance and claims	63,500	56,132	42,381
Operating taxes and licenses	33,226	32,797	32,616
General and administrative expenses, net of gains	34,746	30,029	19,282
Communication and utilities	23,470	23,859	24,358
Total operating expenses	2,247,834	2,146,923	2,028,096
Operating income	185,635	100,963	72,209
Interest expense	(17,212)	(24,763)	(27,044)
Equity in loss of associated companies	(694)	(1,353)	(2,083)
Earnings before income taxes	167,729	74,847	43,082
Income taxes (note 5)	72,270	23,031	10,137
Net earnings	$95,459	51,816	32,945
Basic earnings per share	$1.20	0.68	0.46
Diluted earnings per share	$1.17	0.66	0.46

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Stockholders Equity (Notes 2 and 3)
Balances at December 31, 2000	$390	107,090	375,042	(6,502)	(58,196)	417,824
Comprehensive income:
Net earnings	—	—	32,945	—	—	32,945
Foreign currency translation adjustments	—	—	—	(535)	—	(535)
Total comprehensive income	—	—	—	—	—	32,410
Tax benefit of stock options exercised	—	5,361	—	—	—	5,361
Sale of treasury stock to employees	—	2,868	—	—	(146)	2,722

Balances at December 31, 2001	$390	115,319	407,987	(7,037)	(58,342)	458,317
Comprehensive income:
Net earnings	—	—	51,816	—	—	51,816
Foreign currency translation adjustments	—	—	—	7,037	—	7,037
Total comprehensive income	—	—	—	—	—	58,853
Common stock issued	28	68,066	—	—	—	68,094
Tax benefit of stock options exercised	—	5,822	—	—	—	5,822
Stock option exercises, net of stock repurchased for payroll taxes	—	(4,524)	—	—	3,925	(599)

Balances at December 31, 2002	$418	184,683	459,803	—	(54,417)	590,487
Comprehensive income:
Net earnings	—	—	95,459	—	—	95,459
Tax benefit of stock options exercised	—	7,226	—	—	—	7,226
Stock option exercises, net of stock repurchased for payroll taxes	—	(4,936)	—	—	14,900	9,964

Balances at December 31, 2003	$418	186,973	555,262	—	(39,517)	703,136

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$95,459	51,816	32,945
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	150,221	145,848	142,755
(Gain) loss on sale of revenue equipment	1,082	1,798	(4,833)
Provision for deferred income taxes	44,803	12,275	251
Equity in loss of associated companies	694	1,353	2,083
Tax benefit of stock options exercised	7,226	5,822	5,361
Amortization of discount	118	125	256
Changes in operating assets and liabilities:
Trade accounts receivable	(18,876)	(3,910)	(7,449)
Other assets	9,654	(3,667)	3,353
Trade accounts payable	40,955	(45,360)	4,706
Claims accruals	(6,931)	(6,575)	(11,256)
Accrued payroll and other accrued expenses	8,205	14,838	3,427
Net cash provided by operating activities	332,610	174,363	171,599
Cash flows from investing activities:
Additions to property and equipment	(316,926)	(239,341)	(138,466)
Proceeds from sale of equipment	125,220	80,005	110,711
Decrease (increase) in other assets	1,189	(2,096)	3,512
Net cash used in investing activities	(190,517)	(161,432)	(24,243)
Cash flows from financing activities:
Repayments of commercial paper borrowings	$—	—	(74,400)
Repayments of long-term debt	(97,010)	(21,250)	(10,000)
Principal payments under capital lease obligations	(74,446)	(27,793)	(21,803)
Proceeds from sale of common stock	—	68,094	—
Stock option exercise	9,964	3,313	2,722
Stock repurchased for payroll taxes	—	(3,912)	—
Net cash provided by (used in) financing activities	(161,492)	18,452	(103,481)
Net increase (decrease) in cash and cash equivalents	(19,399)	31,383	43,875
Cash and cash equivalents at beginning of year	80,628	49,245	5,370
Cash and cash equivalents at end of year	$61,229	80,628	49,245
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$19,221	25,063	27,248
Income taxes	$17,201	22,953	779
Non-cash activities:
Capital lease obligations for revenue equipment	$—	—	96,703
Sale of joint venture
Non-monetary proceeds	$—	1,161	—
Note receivable	$—	5,876	—

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Statement

December 31, 2003, 2002 and 2001

(1)                     Business

J. B. Hunt Transport Services, Inc. (JBHT or we), together with our wholly owned subsidiaries, are one of the largest truck-load transportation and logistics companies in North America.  We directly transport or arrange for the transportation of full truck-load, containerizable freight, while operating under the jurisdiction of the U.S. Department of Transportation and various state regulatory agencies.

(2)                     Summary of Significant Accounting Policies

(A)                   Basis of Consolidation

JBHT’s consolidated financial statements include the financial statements and those of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(B)                   Use of Estimates

The consolidated financial statements contained in this report have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these statements requires us to make estimates and assumptions that directly affect the amounts reported in such statements and accompanying notes.  We evaluate these estimates on an ongoing basis utilizing historical experience, consulting with experts and using other methods we consider reasonable in the particular circumstances.  Nevertheless, our actual results may differ significantly from our estimates.

We believe that certain accounting policies and estimates are of more significance in our financial statement preparation process that others.  We believe the most critical accounting policies and estimates include the economic useful lives and salvage values of our assets, provisions for uncollectible accounts receivable, estimates of exposures under our insurance and claims plans, and various other recorded or disclosed amounts.  To the extent that actual, final outcomes are different than our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings during that accounting period will be affected.

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

(E)                     Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 3 to 15 years for revenue and service equipment, 10 to 40 years for structures and improvements and 3 to 10 years for furniture and office equipment.

We reviewed our tractor estimated useful lives and salvage values during the fourth quarter of 2003.  Based on guaranteed trade-in values from a primary tractor supplier and certain other operating data, we changed the estimated useful lives and salvage values of certain tractors effective October 1, 2003.  These changes increased 2003 net earnings by $963,000.

Property and equipment under capital leases are stated at the present value of minimum lease payments and amortized utilizing the straight-line method over the shorter of the lease term or estimated useful life of the asset.

(F)                     Revenue Recognition

We recognize revenue based on relative transit time in each reporting period with expenses recognized as incurred.

(G)                   Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

(H)                   Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	Years ended December 31
	2003	2002	2001

Basic earnings per share:
Numerator (net earnings)	$95,459	51,816	32,945
Denominator (weighted average shares outstanding)	79,400	75,968	71,204
Earnings per share	$1.20	.68	.46
Diluted earnings per share:
Numerator (net earnings)	$95,459	51,816	32,945
Denominator:
Weighted average shares outstanding	79,400	75,968	71,204
Effect of common stock options	2,454	2,117	1,194
	81,854	78,085	72,398
Earnings per share	$1.17	.66	.46

Options to purchase shares of common stock that were outstanding during each year, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, are shown in the table below.

	2003	2002	2001
Number of shares under option	769,500	500,000	821,800
Range of exercise prices	$20.34 - 26.64	$14.16 - 18.75	$9.00 - 18.75

On July 17, 2003, we announced a two-for-one stock split on our common stock, payable August 29, 2003, to stockholders of record on July 31, 2003.  All references in our financial statements and report on Form 10-K with regard to number of shares and the per share amounts have been retroactively adjusted to reflect this stock split.

(I)                        Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to our large number of customers and the diverse range of industries they represent.  As of December 31, 2003 and 2002, we had no significant concentrations of credit risk.

(J)                     Foreign Currency Translation

Local currencies are generally considered the functional currencies outside the United States.  Assets and liabilities are translated at year-end exchange rates for operations in local currency environments.  Income and expense items are translated at average rates of exchange prevailing during the year.

Foreign currency translation adjustments, which reflect foreign currency exchange rate changes applicable to the net assets of the Mexican operations, have been recorded as a separate item of accumulated other comprehensive loss in stockholders’ equity as of December 31, 2001.  This investment was sold during 2002.

(K)                   Stock-Based Compensation

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

Had we determined compensation cost based on the fair value at the grant date for our stock options under Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, our net earnings would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001

Net earnings (in thousands)	$95,459	51,816	32,945
As reported
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	4,642	5,008	3,083
Pro forma	$90,817	46,808	29,862
Basic earnings per share
As reported	$1.20	.68	.46
Pro forma	$1.14	.62	.42
Diluted earnings per share
As reported	$1.17	.66	.46
Pro forma	$1.11	.60	.41

Pro forma net earnings reflects only options granted since December 31, 1995.  Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting periods of 5 to 10 years and compensation cost for options granted prior to January 1, 1996, is not considered.

The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $12.90, $7.26 and $5.41, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:  2003 - expected dividend yield 0.0%, volatility of 57.4%, risk-free interest rate of 1.53% and an expected life of 6.3 years;  2002 - expected dividend yield 0.0%, volatility of 54.9%, risk-free interest rate of 3.2%, and an expected life of 6.7 years;  2001 - expected dividend yield 0.0%, volatility of 59.9%, risk-free interest rate of 4.7%, and an expected life of 6.2 years.

(L)                    Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

We continually evaluate the carrying value of our assets for events or changes in circumstances which indicate that the carrying value may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(M)                 Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments and is presented in the consolidated statements of stockholders’ equity.

(N)                   Claims Accruals

Claims payable represent accruals for the self-insured portion of pending accident liability, workers’ compensation and physical damage.  These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based on our past claims experience.  Our claims accrual policy for all self-insurance is to recognize the expense when the event occurs and the costs of such events are probable and reasonably estimable.  We apply loss development factors to our accident and workers’ compensation claims history as a part of our process of recording the expense of losses which are incurred but not reported.  We do not discount our estimated losses.

Our insurance coverage for the two years ended December 31, 2003, specified that the self-insured limit on the majority of our claims was $1.5 million, which is prefunded with our insurance carrier.  We changed our self-insured retention to $2 million for auto accidents and to $1 million for workers’ compensation effective January 1, 2004.  We are substantially self-insured for loss of and damage to our owned and leased revenue equipment.

(O)                  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations.  Statement 143 required us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets.  We also were required to record a corresponding asset that is depreciated over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation should be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  We adopted Statement 143 on January 1, 2003.  The adoption of Statement 143 did not have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51.  This Interpretation addressed the consolidation by business enterprises of variable-interest entities as defined in the Interpretation.  The Interpretation applied immediately to variable interests in variable-interest entities created after January 31, 2003, and to variable interests in variable-interest entities obtained after January 31, 2003.  On October 9, 2003, the FASB staff issued FASB Staff Position (FSP) Financial Interpretation No. 46-6, which deferred the effective date for applying the provisions until March 31, 2004.  The adoption of Interpretation No. 46 is not expected to have a material effect on our financial statements.

(3)                     Long-Term Debt

Long-term debt consists of (in thousands):

	2003	2002
Senior notes payable, due September 1, 2003, interest at 6.25% payable semiannually	$—	87,010
Senior notes payable, due September 15, 2004, interest at 7.00% payable semiannually	95,000	95,000
Senior subordinated notes, due October 30, 2004, interest at 7.80% payable semiannually	10,000	20,000
	105,000	202,010
Less current maturities	(104,933)	(97,010)
Unamortized discount	(67)	(185)
	$—	104,815

We are authorized to issue up to $150 million under our current revolving lines of credit.  These lines of credit are supported by credit agreements with a group of banks, which expire November 14, 2005.  No balances were outstanding under these lines of credit at December 31, 2003.  The 7.80% senior subordinated notes are payable in five equal annual installments of $10 million, which commenced October 30, 2000.

Under the terms of the credit agreements and the note agreements, we are required to maintain certain financial covenants, including leverage tests, minimum tangible net worth levels and other financial ratios.  We were in compliance with all of the financial covenants at December 31, 2003.

(4)                     Capital Stock

In late May and June 2002, we closed an offering of approximately 11.8 million shares (adjusted for the  stock split in 2003) of common stock.  Approximately 5.6 million shares were issued and sold by JBHT and 6.2 million shares were sold by a shareholder.  The selling price of the stock was $13 ($26 before the stock split in 2003) per share before underwriter discounts and other expenses.

We maintain a Management Incentive Plan (“Plan”) that provides various financial vehicles to compensate our key employees with JBHT common stock or common stock equivalents.  Under the Plan, as amended, we are authorized to award, in aggregate, not more than 17 million shares. At December 31, 2003, there were approximately 2.4 million shares available for grant under the Plan.  We have utilized three such vehicles to award stock or grant options to purchase JBHT common stock: restricted stock awards, restricted options and nonstatutory stock options.  As of December 31, 2003, there are no restricted stock awards or restricted options issued or outstanding.

The Plan provides that nonstatutory stock options may be granted to key employees for the purchase of JBHT common stock for 100% of the fair market value of the common stock at the grant date.  The options generally vest over a 10-year period and are forfeited if the employee terminates for any reason.    The Plan allows the employee to surrender shares of common stock that the employee already owns in full or partial payment of the option price of an option being exercised and/or to satisfy withholding tax obligations incident to the exercise of an option.

A summary of the restricted and nonstatutory options to purchase JBHT common stock follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares Exercisable

Outstanding at December 31, 2000	8,619,530	$7.97	1,663,624
Granted	1,762,000	7.22
Exercised	(1,200,102)	7.39
Terminated	(1,107,140)	8.74

Outstanding at December 31, 2001	8,074,288	7.79	977,240
Granted	1,985,800	12.71
Exercised	(863,588)	7.26
Terminated	(294,600)	7.64

Outstanding at December 31, 2002	8,901,900	8.94	988,826
Granted	884,500	23.43
Exercised	(1,686,733)	8.28
Terminated	(214,110)	10.19

Outstanding at December 31, 2003	7,885,557	$10.67	711,358

During 1995, our Board of Directors established a nonqualified stock option plan to provide performance- based compensation to the Chairman of the Board (Chairman’s Plan).  The Chairman’s Plan allowed the Chairman the option to purchase up to 5.0 million shares (adjusted for the 2003 stock split) of JBHT common stock at a price of $8.81 per share (adjusted for the stock split).  These options vested after five years.  The Chairman’s Plan allowed the Chairman to surrender shares of common stock which he already owned in full or partial payment of the option price of an option being exercised and/or to satisfy withholding tax obligations incident to the exercise of an option.  Under the original Chairman’s Plan, the options were to be exercised within one year of vesting and all unexercised options would have terminated.  During 2000, our stockholders amended the Chairman’s Plan whereby the exercise period was extended two years from date of vesting.  Two million options were exercised during the year ended December 31, 2002, and three million options were exercised in 2001.  There were no options outstanding for the Chairman’s Plan at December 31, 2003.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Options exercisable	Weighted average exercise price per share
$0.00 - 10.00	4,947,964	5.0	$7.58	563,685	$7.48
10.01 - 20.00	2,168,093	8.8	12.85	147,673	11.98
20.01 - 30.00	769,500	10.3	24.42	0	0.00
$0.00 - 30.00	7,885,557	6.6	$10.67	711,358	$8.42

The weighted average exercise price per share of options exercisable at December 31, 2002 and 2001 was $8.20 and $8.57, respectively.

(5)                     Income Taxes

Total income tax expense for the years ended December 31, 2003, 2002 and 2001 was allocated as follows (in thousands):

	2003	2002	2001
Earnings before income taxes	$72,270	23,031	10,137

Stockholders’ equity, for tax benefit of stock options exercised	(7,226)	(5,822)	(5,361)

	$65,044	17,209	4,776

Income taxes payable at December 31, 2003 were $1,729,000 and refundable income taxes at December 31, 2002, were $8,538,000.  These amounts have been included in other current liabilities and assets on the balance sheet, respectively.

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	2003	2002	2001
Current:
Federal	$26,439	10,413	9,661
State and local	1,028	343	225
	27,467	10,756	9,886
Deferred:
Federal	38,535	3,892	208
State and local	6,268	8,383	43
	44,803	12,275	251
Total tax expense	$72,270	23,031	10,137

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal tax rate of 35% for the following reasons (in thousands):

	2003	2002	2001
Income tax—statutory rate	$58,706	26,196	15,078
State tax, net of Federal effect	3,019	1,295	(174)
Non-deductible meals and entertainment	6,694	285	208
Sale/leaseback benefit	—	(8,021)	(8,021)
Mexican joint-venture redemption	—	—	2,331
Change in effective state tax rate, net of Federal effect	2,215	4,514	—
Other, net	1,636	(1,238)	715
Total tax expense	$72,270	23,031	10,137

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below (in thousands):

	2003	2002
Deferred tax assets:
Claims accruals, principally due to accruals for financial reporting purposes	$2,198	3,362
Tax credit carryforwards	11,392	17,037
Net operating loss carryforwards	—	9,382
Accounts receivable, principally due to allowance for doubtful accounts	3,031	1,812
Other	6,045	5,560
Total gross deferred tax assets	$22,666	37,153

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and capitalized interest	$202,508	189,910
Prepaid permits and insurance, principally due to expensing for income tax purposes	29,730	16,514
Sale-and-leaseback transaction	20,102	20,102
Other	7,819	3,317
Total gross deferred tax liabilities	260,159	229,843
Net deferred tax liability	$237,493	192,690

We believe our history of profitability and taxable income, the reversal of deferred tax liabilities, and our utilization of tax planning sufficiently supports the carrying amount of the deferred tax assets.  Accordingly, we have not recorded a valuation allowance as all deferred tax benefits are more likely than not to be realized.

At December 31, 2003, we had alternative minimum tax credit carryforwards with no expiration of approximately $11,392,000.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was recently examined by the IRS in an audit of our 1998 and 1999 income tax returns, and on December 15, 2003, we received a revenue agent’s report summarizing adjustments proposed by the IRS arising from this audit.  The IRS proposes to disallow the tax benefits associated with this transaction based on their interpretation of existing tax laws and court precedents.  We believe this transaction conforms with the applicable tax law, and we intend to vigorously defend against the IRS position using all administrative and legal processes available.  We have received the IRS Notice of Proposed Assessment and, as a result, we have filed an appeal in the matter.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90-day letter, also known as a Notice of Deficiency.  A resolution of the dispute could occur at any point in this procedure or could extend through a trial and court appeals.  After receiving the IRS Notice of Proposed Assessment, applicable accounting literature dictated that we reverse all of the 2003 expected non-cash tax benefits of approximately $7.7 million and cease any further recognition of the benefit.  There is no impact on the benefits taken in prior years; however, if we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  We estimate our maximum earnings exposure to be $31 million, which represents the tax benefits realized through December 31, 2002, plus estimated accrued interest through December 31, 2003.  This exposure would result if the IRS succeeded in disallowing 100% of the tax benefits from this transaction.

(6)                     Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate.  We match a specified percentage of employee contributions, subject to certain limitations.  For the years ended December 31, 2003, 2002 and 2001, JBHT matching contributions to the plan were $6.2 million, $6.8 million and $7.6 million, respectively.

(7)                     Fair Value of Significant Financial Instruments

(A)                   Cash and Cash Equivalents, Accounts Receivable, and Trade Accounts Payable

The carrying amount approximates fair value because of the short maturity of these instruments.

(B)                   Long-Term Debt

The fair value of the fixed-rate debt is presented as the present value of future cash flows discounted using our current borrowing rate for notes of comparable maturity.  The calculation arrives at a theoretical amount we would pay a creditworthy third party to assume our fixed-rate obligations and not the termination value of these obligations. Consistent with market practices, such termination values may include various prepayment and termination fees that we would contractually be required to pay if we retired the debt early.

The estimated fair values of our financial instruments are summarized as follows (in thousands):

	At December 31, 2003		At December 31, 2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Cash and cash equivalents	$61,229	61,229	80,628	80,628
Trade accounts receivable	256,032	256,032	237,156	237,156
Trade accounts payable	158,886	158,886	117,931	117,931
Long-term debt:
Fixed-rate obligations	105,000	111,003	202,010	213,397

(8)                     Related Party Transactions

We advanced premiums on life insurance policies on the lives of our Senior Chairman of the Board of Directors and his wife.  In 2002, we ceased advancing premiums on these policies.  All premiums paid by JBHT, along with accrued interest thereon, are reimbursable from a trust which is the owner and beneficiary of the policy.  We have a guarantee from the stockholders for the amount of premiums paid by JBHT together with interest at the rate of 5% per annum through June 2000.  In July 2000, our Board of Directors approved an adjustment to the interest rate to be our average borrowing rate when additional advances were made.  The interest rate changed to 7.42% in August 2001 and to 7.39% in July 2002.  Beginning in July 2003, the monthly interest rate varies and is based on our actual average cost of borrowed funds.  The interest rate ranged from a high of 7.76% to a low of 7.50% during the last six months of 2003.  The amounts reimbursable to JBHT amount to approximately $10.7 million and $10.2 million at December 31, 2003 and 2002, respectively, and are included in other assets in our accompanying consolidated balance sheets.  See also note 10 for disclosure of transactions with an affiliated company.

(9)                     Commitments and Contingencies

During 1999, we entered into a sale-and-leaseback transaction for a portion of our container fleet.  Containers having a net book value of approximately $175 million were sold to third-party leasing companies at approximate net book value.  A gain on the transaction has been deferred and will be amortized to income in relation to rent expense recognized under the leases.  The containers are being leased back under operating leases over terms of four to ten years.  Approximately $19.6 million of this intermodal trailing equipment was repurchased in December 2003.  As of December 31, 2003, we had approximately $207 million of obligations remaining under operating lease arrangements related to trailing equipment.  We also lease terminal facilities, shuttle yards and computer equipment under operating leases having various terms.  None of our operating leases contain any guaranteed residual value clauses.  Under the terms of certain lease agreements, we are required to maintain certain covenants, including minimum credit ratings.  We were in compliance with these requirements at December 31, 2003.

During 2000, we entered into various capital lease agreements to lease tractors.  These capital leases are secured by revenue equipment with a net book value at December 31, 2003, of approximately $66.8 million and contain certain guarantees of residual value at the end of the lease terms with fixed-price purchase options.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2003, are (in thousands):

	Capital Leases	Operating Leases
2004	$67,478	70,250
2005	—	53,419
2006	—	43,319
2007	—	35,863
2008	—	13,716
Thereafter	—	4,407
Total minimum lease payments	67,478	220,974
Less amount representing interest (at rates ranging from 4.2% to 8.5%)	634
Present value of net minimum capital lease payments	66,844

Less current installments of obligations under capital leases	66,844

Obligations under capital leases excluding current installments	$—

At December 31, 2003 and 2002, gross property and equipment recorded under capital leases was $110,846,000 and $193,953,000, respectively.

Total rent expense was $109,133,000 in 2003, $115,084,000 in 2002, and $98,783,000 in 2001.

At December 31, 2003, we had committed to purchase approximately $185,000,000 of revenue and service equipment, net of expected proceeds from sale or trade-in allowances.

During 2003, we issued financial standby letters of credit as a guarantee of our performance under certain operating lease commitments and self-insurance arrangements.  If we default on our commitments under the lease agreements or other arrangements, we are required to perform under these guarantees.  The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $66,844,000.  As of December 31, 2003, no amounts have been accrued for any estimated losses under the obligations, as it is probable that the suppliers will be able to make all scheduled payments.

The IRS has proposed to disallow the tax benefits associated with a series of transactions affecting a sale and leaseback of intermodal equipment.  See note 5 for additional information.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a materially adverse effect on our financial condition or our results of operations.

(10)              Investment in Affiliated Company

In March 2000, we, along with five other motor carriers, announced the intent to contribute all of our non-asset based logistics business into a recently formed joint venture, Transplace, Inc. (TPI).  TPI is an Internet-based global transportation logistics company.  TPI commenced operations effective July 1, 2000.  We contributed all of our logistics segment business and all related intangible assets, plus $5.0 million of cash, in exchange for an approximate 27% initial membership interest in TPI.  On December 31, 2002, we acquired an additional 10% interest in TPI from one of the initial members.  We account for our approximate 37% interest in TPI utilizing the equity method of accounting.  No gain or loss was recognized upon formation and contribution of logistics segment assets to TPI.  Equity in earnings of TPI was a loss of $694,000 in 2003.

We provided various services to TPI under a shared-service agreement, the terms of which expired on December 31, 2003.  The services included primarily computer system operations and maintenance.  The fees from these services approximated $6.3 million in each year of 2003 and 2002, and were recorded in the consolidated statement of earnings as reimbursements of general and administrative expenses.   An agreement for similar services was signed in early 2004.

We earned revenues of $57,636,000 and $40,406,000 from TPI in providing transportation services during 2003 and 2002, respectively.

At December 31, 2003 and 2002, trade accounts receivable included $5,883,000 and $2,383,000, respectively, due from TPI for freight and fees related to the shared-service agreement.

For the years ending December 31, 2003 and 2002, we incurred approximately $14,298,000 and $34,994,000, respectively, in purchased transportation expense as a result of TPI providing transportation services.

(11)              Segment Information

We have three reportable business segments, Truck (JBT), Intermodal (JBI), and Dedicated Contract Services (DCS).  JBT business includes full truck-load, dry-van freight which is typically transported utilizing company-owned or controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail.  The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations.  DCS segment business typically includes company-owned revenue equipment and employee drivers that are assigned to a specific customer, traffic lane or service.  DCS operations usually include formal, written long-term agreements or contracts which govern services performed and applicable rates.

Our customers are geographically dispersed across the United States and include many of the Fortune 500 companies.  One customer accounted for approximately 13%, 18% and 16% of consolidated operating revenues in 2003, 2002 and 2001, respectively.  A summary of certain segment information is presented below (in millions):

	Assets
	2003	2002	2001
JBT	$779	844	892
JBI	335	227	172
DCS	282	227	179
Other (includes corporate)	(49)	21	17
Total	$1,347	1,319	1,260

	Revenues
	2003	2002	2001
JBT	$841	827	829
JBI	936	809	740
DCS	671	628	549
Total segment revenues	2,448	2,264	2,118
Inter-segment eliminations	(15)	(16)	(18)
Total	$2,433	2,248	2,100

	Operating Income
	2003	2002	2001
JBT	$49	27	9
JBI	91	55	42
DCS	45	20	17
Other	1	(1)	4
Total	$186	101	72

	Depreciation Expense
	2003	2002	2001
JBT	$67	69	70
JBI	20	19	21
DCS	51	49	44
Other	12	9	8
Total	$150	146	143

(12)              Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2003 and 2002 are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2003:
Operating revenues	$571,213	599,866	621,644	640,746
Operating income	$23,860	46,440	57,575	57,760
Net earnings	$11,178	25,129	32,661	26,491
Basic earnings per share	$.14	.32	.41	.33
Diluted earnings per share	$.14	.31	.40	.32

2002:
Operating revenues	$510,221	557,328	582,671	597,666
Operating income	$13,631	28,509	28,026	30,796
Net earnings	$4,854	15,479	16,756	14,727
Basic earnings per share	$.07	.21	.21	.19
Diluted earnings per share	$.07	.20	.21	.18

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

(A)                 Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Executive Vice President, Finance and Administration, Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K.  Based on this evaluation, our President and Chief Executive Officer and Executive Vice President, Finance and Administration, Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

(B)                    Changes In Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation during the fourth quarter of calendar year 2003 covered by this Form 10-K that would have materially affected our internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 22, 2004, set forth under the section entitled “Proposal One Election of Directors.”

Executive Officers

Information with respect to our executive officers is set forth in Item 4 of this Report under the caption “Executive Officers of the Registrant.”

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K.  This Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer and other members of our executive management.  Our Code of Ethics is available on our Internet website at www.jbhunt.com.  If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The information required for Items 11 and 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 2004, set forth under sections entitled “Principal Stockholders of the Company,” “Report of the Compensation Committee,” “2004 Performance-based Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is hereby incorporated by reference from Note (8) Related Party Transactions and Note (10) Investment in Affiliated Company of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 2004, set forth under the section entitled “Compensation Committee Interlocks and Insider Participation.”

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 2004, set forth under sections entitled "Audit and Non-Audit Fees."

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(A)                  Financial Statements, Financial Statement Schedules and Exhibits:

(1)            Financial Statements

The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements, Item 8, on page 26.

(3)            Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report (“Exhibit Index”) on page 51.

(B)                    Reports on Form 8-K

On December 22, 2003, we filed a current report on Form 8-K announcing our receipt of a revenue agent’s report from the Internal Revenue Service.

On January 28, 2004, we filed a current report on Form 8-K announcing our financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 4th day of March, 2004.

J. B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

By:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and Administration,
Chief Financial Officer

By:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 4th day of March, 2004, on behalf of the registrant and in the capacities indicated.

/s/ John A. Cooper, Jr.	Member of the Board
John A. Cooper, Jr.	of Directors

/s/ Wayne Garrison	Member of the Board
Wayne Garrison	of Directors (Chairman)

/s/ Gene George	Member of the Board
Gene George	of Directors

/s/ Thomas L. Hardeman	Member of the Board
Thomas L. Hardeman	of Directors

/s/ J. Bryan Hunt, Jr.	Member of the Board
J. Bryan Hunt, Jr.	of Directors

/s/ J.B. Hunt	Member of the Board
J.B. Hunt	of Directors (Senior Chairman)

/s/ Johnelle D. Hunt	Member of the Board
Johnelle D. Hunt	of Directors (Corporate Secretary)

/s/ James L. Robo	Member of the Board
James L. Robo	of Directors

/s/ Kirk Thompson	Member of the Board
Kirk Thompson	of Directors (President and
Chief Executive Officer)

/s/ Leland Tollett	Member of the Board
Leland Tollett	of Directors

/s/ John A. White	Member of the Board
John A. White	of Directors (Presiding Director)

EXHIBIT INDEX

Exhibit Number	Description

3A

The Company’s Amended and Restated Articles of Incorporation dated May 19, 1988 (incorporated by reference from Exhibit 4A of the Company’s S-8 Registration Statement filed April 16, 1991; Registration Statement Number 33-40028)

3B	The Company’s Amended Bylaws dated September 19, 1983 (incorporated by reference from Exhibit 3C of the Company’s S-1 Registration Statement filed February 7, 1985; Registration Number 2-95714)

10A	Material Contracts of the Company (incorporated by reference from Exhibits 10A-10N of the Company’s S-1 Registration Statement filed February 7, 1985; Registration Number 2-95714)

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