Form 10-Q
period 2004-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2004-05-07
CIK 728535

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

The number of shares of the registrant’s $.01 par value common stock outstanding on March 31, 2004 was 80,240,129.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended March 31, 2004

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31
	2004	2003

Operating revenues	$617,698	$571,213

Operating expenses
Salaries, wages and employee benefits	189,964	191,086
Rents and purchased transportation	203,708	184,081
Fuel and fuel taxes	63,856	65,401
Depreciation and amortization	37,045	37,537
Operating supplies and expenses	28,721	29,716
Insurance and claims	13,024	17,445
Operating taxes and licenses	8,725	8,260
General and administrative expenses, net of gains and losses	8,570	7,824
Communication and utilities	5,868	6,003
Total operating expenses	559,481	547,353
Operating income	58,217	23,860
Interest expense	(2,329)	(5,408)
Equity in loss of associated company	(469)	(423)
Earnings before income taxes	55,419	18,029
Income taxes	22,445	6,851
Net earnings	$32,974	$11,178

Average basic shares outstanding	80,165	78,681

Basic earnings per share	$0.41	$0.14

Average diluted shares outstanding	82,965	80,577

Diluted earnings per share	$0.40	$0.14

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2004 (unaudited)	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$35,808	$61,229
Accounts receivable	268,499	256,032
Prepaid expenses and other	95,889	105,743
Total current assets	400,196	423,004
Property and equipment	1,326,762	1,345,521
Less accumulated depreciation	411,085	460,556
Net property and equipment	915,677	884,965
Other assets	38,534	39,102
	$1,354,407	$1,347,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$104,957	$104,933
Current installments of obligations under capital leases	39,859	66,844
Trade accounts payable	143,154	158,886
Claims accruals	9,012	7,775
Accrued payroll	46,707	51,235
Other accrued expenses	8,417	10,750
Deferred income taxes	30,833	25,227
Total current liabilities	382,939	425,650
Other long-term liabilities	5,925	4,291
Deferred income taxes	227,622	213,994
Stockholders’ equity	737,921	703,136
	$1,354,407	$1,347,071

See accompanying notes to condensed consolidated financial statements.

J.B. Hunt Transport Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31
	2004	2003
Cash flows from operating activities:
Net earnings	$32,974	$11,178
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,045	37,537
Loss on sale of revenue equipment	1,923	434
Deferred income taxes	19,234	(1,894)
Equity in loss of associated company	469	423
Tax benefit of stock options exercised	962	234
Amortization of discount, net	24	31
Changes in operating assets and liabilities:
Trade accounts receivable	(12,467)	(19,867)
Prepaid expenses and other assets	9,854	21,917
Trade accounts payable	(15,732)	5,145
Claims accruals	1,237	983
Accrued payroll and other accrued expenses	(5,227)	(14,176)
Net cash provided by operating activities	70,296	41,945
Cash flows from investing activities:
Additions to property and revenue equipment	(136,512)	(52,757)
Proceeds from sale of revenue equipment	66,832	21,164
Decrease in other assets	99	261
Net cash used in investing activities	(69,581)	(31,332)
Cash flows from financing activities:
Principal payments under capital lease obligations	(26,985)	(7,397)
Re-issuance of treasury stock	849	435
Net cash used in financing activities	(26,136)	(6,962)
Net change in cash and cash equivalents	(25,421)	3,651
Cash and cash equivalents at beginning of period	61,229	80,628
Cash and cash equivalents at end of period	$35,808	$84,279
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$3,813	$8,037
Income taxes	2,250	(27)

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Basis of Presentation

Our condensed consolidated financial statements included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 31, 2003 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission.  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading.  You should read the accompanying condensed consolidated financial statements in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

We believe that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made.  The results of operations for the interim periods presented in this report are not necessarily indicative of the results to be expected for the full calendar year ending December 31, 2004.

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

	Three Months Ended March 31
	2004	2003
Net earnings as reported	$32,974	$11,178

Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	1,245	1,159
Pro forma	$31,729	$10,019

Basic earnings per share

As reported	$0.41	$0.14

Pro forma	$0.40	$0.13

Diluted earnings per share

As reported	$0.40	$0.14

Pro forma	$0.38	$0.12

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

3.                                      Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R), which addresses the consolidation of variable interest entities.  FIN 46R is applicable to variable interest entities or potential variable interest entities commonly referred to as special purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R had no impact on our consolidated financial statements at March 31, 2004.

4.                                      Long-Term Debt

Long-term debt consists of (in thousands):

	March 31, 2004	December 31, 2003

Senior notes payable, due September 15, 2004, interest at 7.00% payable semiannually	$95,000	$95,000

Senior subordinated notes, due October 30, 2004, interest at 7.80% payable semiannually	10,000	10,000
	105,000	105,000

Less current maturities	(104,957)	(104,933)

Unamortized discount	(43)	(67)
	$—	$—

5.                                      Capital Stock

We have a stock option plan (Management Incentive Plan) that provides for the awarding of our common stock and stock options to key employees.  A summary of the restricted and non-statutory options to purchase our common stock follows:

	Number of shares	Weighted average exercise price per share	Number of shares exercisable
Outstanding at December 31, 2003	7,885,557	$10.67	711,358

Granted	54,500	26.95
Exercised	(139,841)	8.06
Terminated	(13,000)	22.35

Outstanding at March 31, 2004	7,787,216	$10.81	683,517

We announced on April 22, 2004 that our Board of Directors had re-initiated a quarterly cash dividend of $.03 per common share payable on May 20, 2004, to stockholders of record as of May 6, 2004.  We had not paid a dividend since February 2000.  The re-initiation of a quarterly dividend was based on our lower debt levels and improved net earnings.

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

	Three Months Ended March 31
	2004	2003

Net earnings	$32,974	$11,178

Basic weighted average shares outstanding	80,165	78,681

Dilutive effect of stock options	2,800	1,896

Diluted weighted average shares outstanding	82,965	80,577

Basic earnings per share	$0.41	$0.14

Diluted earnings per share	$0.40	$0.14

We had some options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended March 31
	2004	2003

Number of shares under option	25,000	475,000

Range of exercise price	$27.82	$14.16 - $18.75

7.                                      Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments.  During the three months ended March 31, 2004 and 2003, comprehensive income was equal to net earnings.

8.                                      Income Taxes

The effective income tax rates for the three month periods ended March 31, 2004 and 2003, were 40.5% and 38.0%, respectively.  The increase in the 2004 effective income tax rate was partly a result of the new accountable expense reimbursement plan (driver per diem plan).  This new plan, which was implemented in February of 2003, benefits most of our eligible drivers and reduces certain costs which are classified in the salary, wages and employee benefits expense category.  The lower benefit costs of the driver per diem plan are partly offset by higher effective income tax rates.  The increase in the 2004 effective income tax rate was also due to the suspension, during the fourth quarter of 2003, of recording certain non-cash tax benefits associated with the sale and leaseback transactions as discussed below.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 income tax returns.  We have received an IRS Notice of Proposed Assessment, which disallows the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have not yet been contacted by the IRS Appeals Division to schedule a hearing to resolve this issue.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90-day letter, also known as a Notice of Deficiency.  A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  We estimate our maximum earnings exposure to be $32 million, which represents the tax benefits realized through December 31, 2002, plus estimated accrued interest though March 31, 2004.  This exposure would result if the IRS succeeded in disallowing 100% of the tax benefits from this transaction.

9.                                      Business Segments

We operated three distinct business segments during the three months ended March 31, 2004 and 2003.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2003.  A summary of certain segment information is presented below (in millions):

	Assets
	As of March 31
	2004	2003
JBT	$754	$836
JBI	378	253
DCS	301	224
Other (includes corporate)	(79)	—
Total	$1,354	$1,313

	Operating Revenues
	For The Three Months Ended March 31
	2004	2003
JBT	$210	$199
JBI	242	214
DCS	170	162
Subtotal	622	575
Inter-segment eliminations	(4)	(4)
Total	$618	$571

	Operating Income
	For The Three Months Ended March 31
	2004	2003
JBT	$14.7	$1.3
JBI	29.1	18.9
DCS	14.3	3.7
Other (includes corporate)	.1	—
Total	$58.2	$23.9

	Depreciation and Amortization Expense
	For The Three Months Ended March 31
	2004	2003
JBT	$16	$17
JBI	5	5
DCS	13	12
Other (includes corporate)	3	3
Total	$37	$38

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of earnings for the three-month periods ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003.  These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Tulsa, Oklahoma
April 14, 2004

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should refer to the attached interim condensed consolidated financial statements and related notes and also to our annual report (Form 10-K) for the year ended December 31, 2003 as you read the following discussion.  We may make statements in this report, and in documents we incorporate by reference, that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions, competitive rate fluctuations, availability of drivers, and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service.  You should also refer to Item 7 of our annual report (Form 10-K) for the year ended December 31, 2003, for additional information on risk factors and other events that are not within our control.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the Securities and Exchange Commission.

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

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims, analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience.  In doing so, the recorded ultimate liability considers future claims growth and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.  At March 31, 2004, we had approximately $9 million of estimated net claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At March 31, 2004, we had a prepaid insurance asset of approximately $42 million, which represented pre-funded claims and premiums.

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

Segments

We operated three segments during the first quarter of 2004 and 2003.  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Summary of Operating Segments Results

For The Three Months Ended March 31

(dollars in millions)

	Operating Revenue			Operating Income
	2004	2003	% Change	2004	2003
JBT	$210	$199	6%	$14.7	$1.3
JBI	242	214	13	29.1	18.9
DCS	170	162	5	14.3	3.7
Other	—	—	—	.1	—
Subtotal	622	575	8%	58.2	23.9
Inter-segment eliminations	(4)	(4)	—	—	—
Total	$618	$571	8%	$58.2	$23.9

Overview

Our total consolidated operating revenue for the first quarter of 2004 was $618 million, an increase of approximately 8% over the $571 million in the first quarter of 2003.  Fuel surcharge revenue does not have a significant impact on this comparison.  The amount of fuel surcharge revenue billed in the current quarter was approximately equal to the amount billed in the first quarter of 2003.

JBT segment revenue totaled $210 million for the first quarter of 2004, an increase of 6% over the $199 million in the first quarter of 2003.  If the amount of fuel surcharge revenue was excluded from both the 2004 and 2003 periods, segment revenue would have increased 4%.  This 4% increase in revenue was primarily a result of an approximate 6% increase in revenue per loaded mile, exclusive of fuel surcharges, partly offset by a 3% decrease in the size of the tractor fleet.  Segment load count increased 2% in 2004, which also helped account for revenue growth.  The increase in revenue per loaded mile, excluding fuel surcharges, significantly contributed to the improvement in operating income of the JBT segment.  The higher revenue per mile was primarily a result of our yield management activities.  In addition, significantly lower accident, workers’ compensation and bad debt costs in 2004 contributed to the improvement in segment operating income.  JBT operating income for the first quarter of 2004 was $14.7 million, compared with $1.3 million in 2003.  The operating ratio of the JBT segment was 93.0% in 2004 and 99.3% in 2003.

JBI segment revenue increased 13%, to $242 million during the first quarter of 2004, compared with $214 million in 2003.  If the amount of fuel surcharge revenue was excluded from both the 2004 and 2003 periods, the increase in JBI revenue would still have been 13%.  The increase in revenue was primarily due to an approximate 13% increase in load volume.  Operating revenue per load in 2004 increased about 1.5% over the comparable period of 2003.  Operating income of the JBI segment rose to $29.1 million in the first quarter of 2004, compared with $18.9 million in 2003.  The operating ratio of the JBI segment was 88.0% in 2004 and 91.2% in 2003.  In addition to higher volumes, 2004 operating income was enhanced by lower maintenance costs and improved utilization of revenue equipment.

DCS segment revenue grew 5%, to $170 million in 2004, from $162 million in 2003.  If fuel surcharge revenue was excluded from both the 2004 and 2003 periods, the increase in DCS revenue would still have been 5%.  This increase in DCS segment revenue was driven by an 7% increase in net revenue per tractor, excluding fuel surcharge, partly offset by a 3% decrease in the average size of the tractor fleet.  Operating income of our DCS segment climbed to $14.3 million in 2004, from $3.7 million in 2003.  The DCS operating ratio was 91.6% in 2004 and 97.7% in 2003.  Improvements in operating income were driven by better tractor utilization, improved productivity and pricing, reduced accident and workers’ compensation expenses and lower start-up costs associated with new business.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31
	Percentage of Operating Revenues		Percentage Change Between Quarters
	2004	2003	2004 vs. 2003
Operating revenues	100.0%	100.0%	8.1%
Operating expenses
Salaries, wages and employee benefits	30.8%	33.5%	(0.6)%
Rents and purchased transportation	33.0	32.2	10.7
Fuel and fuel taxes	10.3	11.4	(2.4)
Depreciation and amortization	6.0	6.6	(1.3)
Operating supplies and expenses	4.6	5.2	(3.4)
Insurance and claims	2.1	3.1	(25.3)
Operating taxes and licenses	1.4	1.4	5.6
General and administrative expenses, net of gains	1.4	1.4	9.5
Communication and utilities	1.0	1.0	(2.3)
Total operating expenses	90.6	95.8	2.2
Operating income	9.4	4.2	144.0
Interest expense	(0.4)	(0.9)	(56.9)
Equity in loss of associated companies	(0.1)	(0.1)	10.9
Earnings before income taxes	8.9	3.2	207.4
Income taxes	3.6	1.2	227.6
Net earnings	5.3%	2.0%	195.0%

Consolidated Operating Expenses

Total operating expenses during the first quarter of 2004 increased 2.2% over the comparable period of 2003.  Salaries, wages and employee benefits expense declined 0.6% in 2004 and decreased to 30.8% of operating revenues in 2004 from 33.5% in 2003.  A portion of this decline in salaries and wages was a result of our implementation of an accountable expense reimbursement plan (driver per diem plan) for certain drivers during the first quarter of 2003.  This plan reduces certain costs which are classified in the salary, wages and employee benefits expense category, but is partly offset by higher effective income tax rates.  In addition, significantly lower workers’ compensation costs and a reduction in the number of company drivers in 2004 also impacted this comparison.  Rents and purchased transportation costs rose 10.7% in 2004, primarily related to additional funds paid to railroads and drayage companies, related to our JBI business growth, and to the expansion of our independent contractor fleet.

The 2.4% decline in fuel and fuel taxes was partly a result of fuel prices averaging about 2% lower in 2004 and slightly lower miles run by company tractors.  Operating supplies and expenses declined 3.4%, partly due to the reduced amount of outsourced tractor and trailing equipment maintenance work.  The 25.3% decrease in insurance and claims expense represented a tremendous improvement in our accident and safety areas.  We have focused on creating a culture that puts safety first in everything we do.  The 9.5% increase in general and administrative expenses was primarily a result of increased driver advertising and recruiting costs and a loss on the disposition of certain non-operating assets, partly offset by lower bad debt expense.  Our net interest expense declined substantially in 2004 due to significantly reduced debt levels.

We increased our effective income tax rate to 40.5% in 2004 from 38.0% in 2003.  This increase was partly a result of a new accountable expense reimbursement plan which was implemented in February 2003.  The increase was also due to the suspension, during the fourth quarter of 2003, of recording certain non-cash tax benefits associated with the sale and leaseback transactions.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $70 million during the first three months of 2004, compared with $42 million for the same period of 2003.  The significant increase in operating cash flows in 2004, relative to 2003, resulted from an increase in net earnings and deferred income taxes. A small increase in our 2004 accounts receivable aging used operating cash, but represented a significant improvement from the comparable period of 2003. A reduction in our 2004 accounts payable also consumed operating cash. Net cash used in investing activities was $70 million in 2004, compared with $31 million 2003.  This change was primarily a result of increased capital spending for revenue equipment. Net cash of approximately $26 million was used in financing activities during the first three months of 2004, compared with $7 million used in 2003.

Selected Balance Sheet Data

	As of
	March 31, 2004	December 31, 2003	March 31, 2003
Working capital ratio	1.05	.99	1.42
Current maturities of long-term debt and current installments of obligations under capital leases (millions)	$145	$172	$120
Total debt and obligations under capital leases (millions)	$145	$172	$336
Total debt to equity	.20	.24	.56
Total debt as a ratio to total capital	.16	.20	.36

Our current working capital ratio reflects the fact that all of our debt and obligations under capital leases are current as of March 31, 2004.  We currently plan to pay off all of our debt obligations as they mature later this year and also anticipate purchasing the tractors currently on capital lease as those leases come due this year.

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

Net capital expenditures were $70 million during the first three months of 2004 compared with $32 million for the same period of 2003.  We are currently committed to purchase approximately $121 million of revenue equipment, net of expected proceeds from sale or trade-in allowances.

We are authorized to borrow up to $150 million under our current revolving line of credit and had no balances outstanding on this line at March 31, 2004.  This line of credit expires on November 14, 2005.  We believe that our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of March 31, 2004 Amounts Due by Period (dollars in millions)
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years
Operating leases	$199	$67	$88	$40	$4
Capital leases	40	40	—	—-	—
Senior and subordinated notes payable	105	105	—	—	—
Subtotal	$344	212	$88	$40	$4
Commitments to acquire revenue equipment	121	121	—	—	—
Total	$465	$333	$88	$40	$4

	Financing Commitments Expiring By Period As of March 31, 2004 (dollars in millions)
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years
Revolving credit arrangements	$150	—	$150	—	—
Standby letters of credit	20	20	—	—	—
Total	$170	$20	$150	—	—

Risk Factors

You should refer to Item 7 of our annual report (Form 10-K) for the year ended December 31, 2003, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

•                  Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our results of operations.

•                  We operate in a highly competitive and fragmented industry.  Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers.

•                  We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

•                  We depend on third parties in the operation of our business.

•                  Difficulty in attracting drivers could affect our profitability and ability to grow.

•                  Ongoing insurance and claims expenses could significantly reduce our earnings.

•                  Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

•                  We operate in a highly regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

•                  We have a $13.6 million note receivable from Transportacion Maritima Mexicana (TMM) related to the sale of our share of a Mexican joint venture.

•                  The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale- and-leaseback transactions.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 income tax returns.  We have received an IRS Notice of Proposed Assessment, which disallows the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have not yet been contacted by the IRS Appeals Division to schedule a hearing to resolve this issue.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90-day letter, also known as a Notice of Deficiency.  A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  We estimate our maximum earnings exposure to be $32 million, which represents the tax benefits realized through December 31, 2002, plus estimated accrued interest though March 31, 2004.  This exposure would result if the IRS succeeded in disallowing 100% of the tax benefits from this transaction.

Impact of Recently Issued Accounting Pronouncements

3.                                      Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R), which addresses the consolidation of variable interest entities.  FIN 46R is applicable to variable interest entities or potential variable interest entities commonly referred to as special purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R had no impact on our consolidated financial statements at March 31, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of our use of short-term revolving lines of credit.  From time to time we utilize interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at March 31, 2004.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on our results of operations based on variable rate debt outstanding at March 31, 2004.  At March 31, 2004, the fair value of our fixed rate long-term obligations approximated carrying value.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2004.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from its foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

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

Item 4.           Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 22, 2004.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  Our board of directors is divided into three classes, one of which stands for election each year.  The Class III directors include John A. Cooper, Jr., Wayne Garrison and Bryan Hunt, and were reelected at the Shareholders’ Meeting to a term that lasts until 2007.  The term of the Class I directors, Johnelle D. Hunt, Kirk Thompson, Leland E. Tollett and John A. White, continues until 2005.  The term of the Class II directors, Gene George, Thomas L. Hardeman, J.B. Hunt and James L. Robo, will continue until 2006.  Only the Class III directors were elected at this Shareholders’ Meeting.  The vote tabulations regarding the election of the Class III directors are indicated below:

	Votes
	For	Against	Abstained
1.To elect three Class III Directors for a term of three years each.	71,805,336	0	3,690,315

2. To ratify the appointment of KPMG LLP as our independent public accountants for the next fiscal year.	73,020,230	2,450,751	24,670

There was no solicitation in opposition to our nominees for Directors as listed in the proxy statement and each nominee was elected by greater than ninety-five percent of the shares voted.  No additional business or other matters came before the meeting or any adjournment thereof.

Item 5.           Other Information

We announced on April 22, 2004 that our Board of Directors re-initiated a quarterly cash dividend payable on May 20, 2004, to stockholders of record as of May 6, 2004.

Item 6.           Exhibits and Reports on Form 8-K

a)                Exhibits

15          Awareness letter related to Independent Accountants’ Review Report

31.1                         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)               Reports on Form 8-K

On April 14, 2004 we filed a current report on Form 8-K announcing our financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 7th day of May, 2004.

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