Form 10-Q
period 2004-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2004-07-29
CIK 728535

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

Yes       ☒              No            ☐

The number of shares of the registrant’s $.01 par value common stock outstanding on June 30, 2004 was 80,758,964.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended June 30, 2004

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Operating revenues	$679,036	$599,866	$1,296,735	$1,171,079

Operating expenses
Salaries, wages and employee benefits	207,487	195,551	397,451	386,637
Rents and purchased transportation	221,642	194,017	425,350	378,099
Fuel and fuel taxes	66,626	54,291	130,481	119,692
Depreciation and amortization	36,730	37,273	73,775	74,810
Operating supplies and expenses	31,079	30,014	59,800	59,730
Insurance and claims	15,369	17,746	28,393	35,191
Operating taxes and licenses	8,763	8,142	17,488	16,402
General and administrative expenses, net of gains and losses	6,477	10,388	15,048	18,212
Communication and utilities	5,689	6,004	11,558	12,007
Total operating expenses	599,862	553,426	1,159,344	1,100,780
Operating income	79,174	46,440	137,391	70,299
Interest expense	(1,580)	(5,279)	(3,909)	(10,686)
Equity in loss of associated company	(914)	(154)	(1,383)	(577)
Earnings before income taxes	76,680	41,007	132,099	59,036
Income taxes	31,055	15,878	53,500	22,729
Net earnings	$45,625	$25,129	$78,599	$36,307

Average basic shares outstanding	80,497	79,026	80,331	78,854

Basic earnings per share	$0.57	$0.32	$0.98	$0.46

Average diluted shares outstanding	83,206	81,314	83,085	80,946

Diluted earnings per share	$0.55	$0.31	$0.95	$0.45

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$41,686	$61,229
Accounts receivable	276,022	256,032
Prepaid expenses and other	70,853	105,743
Total current assets	388,561	423,004
Property and equipment	1,366,805	1,345,521
Less accumulated depreciation	401,730	460,556
Net property and equipment	965,075	884,965
Other assets	37,665	39,102
	$1,391,301	$1,347,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$104,981	$104,933
Current installments of obligations under capital leases	21,601	66,844
Trade accounts payable	127,514	158,886
Claims accruals	9,224	7,775
Accrued payroll	57,044	51,235
Other accrued expenses	8,604	12,478
Deferred income taxes	31,922	23,499
Total current liabilities	360,890	425,650
Other long-term liabilities	6,564	4,291
Deferred income taxes	239,966	213,994
Stockholders’ equity	783,881	703,136
	$1,391,301	$1,347,071

See accompanying notes to condensed consolidated financial statements.

J.B. Hunt Transport Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30
	2004	2003
Cash flows from operating activities:
Net earnings	$78,599	$36,307
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	73,775	74,810
Loss on sale of revenue equipment	251	1,041
Deferred income taxes	32,667	10,772
Equity in loss (earnings) of associated company	1,383	577
Tax benefit of stock options exercised	8,864	2,543
Amortization of discount, net	48	62
Changes in operating assets and liabilities:
Trade accounts receivable	(19,990)	(20,519)
Other assets	34,890	46,738
Trade accounts payable	(31,372)	(16,480)
Claims accruals	1,449	9,984
Accrued payroll and other accrued expenses	5,937	(7,028)
Net cash provided by operating activities	186,501	138,807
Cash flows from investing activities:
Additions to property and revenue equipment	(262,723)	(125,227)
Proceeds from sale of revenue equipment	108,587	45,184
Decrease in other assets	54	788
Net cash used in investing activities	(154,082)	(79,255)
Cash flows from financing activities:
Principal payments under capital lease obligations	(45,243)	(14,790)
Re-issuance (acquisition) of treasury stock	(4,305)	2,943
Dividends paid	(2,414)	0
Net cash used in financing activities	(51,962)	(11,847)
Net change in cash and cash equivalents	(19,543)	47,705
Cash and cash equivalents at beginning of period	61,229	80,628
Cash and cash equivalents at end of period	$41,686	$128,333
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,916	$10,640
Income taxes	11,969	3,419

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net earnings as reported (in thousands)	$45,625	$25,129	$78,599	$36,307

Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	1,269	1,154	2,514	2,306
Pro forma	$44,356	$23,975	$76,085	$34,001

Basic earnings per share

As reported	$0.57	$0.32	$0.98	$0.46

Pro forma	$0.55	$0.30	$0.95	$0.43

Diluted earnings per share

As reported	$0.55	$0.31	$0.95	$0.45

Pro forma	$0.53	$0.29	$0.92	$0.42

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

3.                 Long-Term Debt

Long-term debt consists of (in thousands):

	June 30, 2004	December 31, 2003

Senior notes payable, due September 15, 2004, interest at 7.00% payable semiannually	$95,000	$95,000

Senior subordinated notes, due October 30, 2004, interest at 7.80% payable semiannually	10,000	10,000
	105,000	105,000

Less current maturities	(104,981)	(104,933)

Unamortized discount	(19)	(67)
	$—	$—

4.                                      Capital Stock

We have a stock option plan (Management Incentive Plan) that provides for the awarding of our common stock and stock options to key employees.  A summary of the non-statutory options to purchase our common stock follows:

	Number of shares	Weighted average exercise price per share	Number of shares exercisable
Outstanding at December 31, 2003	7,885,557	$10.67	711,358
Granted	82,500	28.88
Exercised	(1,045,148)	8.62
Terminated	(18,600)	20.78

Outstanding at June 30, 2004	6,904,309	$11.17	1,111,237

We announced on April 22, 2004 that our Board of Directors had re-initiated a quarterly cash dividend. We had not paid a dividend since February 2000.  The re-initiation of a quarterly dividend was based on our lower debt levels and improved net earnings.  On July 22, 2004 our Board of Directors declared a quarterly cash dividend of $.03 per common share, payable on August 20, 2004 to stockholders of record as of August 2, 2004.

5.                 Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options to issue common stock options exercised or converted their holdings into common stock.  Outstanding stock options represent the only dilutive effects on weighted average shares.  The chart below presents a reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share.  All amounts in the chart, except per share amounts, are expressed in thousands.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net earnings	$45,625	$25,129	$78,599	$36,307

Basic weighted average shares outstanding	80,497	79,026	80,331	78,854

Dilutive effect of stock options	2,709	2,288	2,754	2,092

Diluted weighted average shares outstanding	83,206	81,314	83,085	80,946

Basic earnings per share	$0.57	$0.32	$0.98	$0.46

Diluted earnings per share	$0.55	$0.31	$0.95	$0.45

We had some options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Number of shares under option	13,000	100,000	28,000	100,000

Range of exercise price	$33.62	$17.28- $19.05	$31.63 - $33.62	$17.28 - $19.05

6.                 Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments.  During the three and six months ended June 30, 2004 and 2003, comprehensive income was equal to net earnings.

7.                 Income Taxes

The effective income tax rates for the three and six month periods ended June 30, 2004, were 40.5%.  The effective income tax rates were 38.7% and 38.5% for the three and six month periods ending June 30, 2003, respectively.  The increase in the 2004 effective income tax rate was partly a result of the new accountable expense reimbursement plan (driver per diem plan).  This new plan, which was implemented in February of 2003, benefits most of our eligible drivers and reduces certain costs which are classified in the salary, wages and employee benefits expense category.  The lower benefit costs of the driver per diem plan are partly offset by higher effective income tax rates.  The increase in the 2004 effective income tax rate was also due to our increased level of earnings and the suspension, during the fourth quarter of 2003, of recording certain non-cash tax benefits associated with the sale and leaseback transactions as discussed below.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 income tax returns.  We have received an IRS Notice of Proposed Assessment, which disallows the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have not yet been contacted by the IRS Appeals Division to schedule a hearing to resolve this issue.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90-day letter, also known as a Notice of Deficiency.  A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  We estimate our maximum earnings exposure to be $33 million, which represents the tax benefits realized through December 31, 2002, plus estimated accrued interest through June 30, 2004.  This exposure would result if the IRS succeeded in disallowing 100% of the tax benefits from this transaction.

8.                 Business Segments

We operated three distinct business segments during the six months ended June 30, 2004 and 2003.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2003.  A summary of certain segment information is presented below (in millions):

	Assets
	As of June 30
	2004	2003
JBT	$740	$797
JBI	406	283
DCS	324	247
Other (includes corporate)	(79)	11
Total	$1,391	$1,338

	Operating Revenues
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
JBT	$233	$208	$443	$407
JBI	263	227	505	441
DCS	187	169	357	331
Subtotal	683	604	1,305	1,179
Inter-segment eliminations	(4)	(4)	(8)	(8)
Total	$679	$600	$1,297	$1,171

	Operating Income
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
JBT	$29.2	$12.4	$43.9	$13.7
JBI	31.8	21.9	60.9	40.8
DCS	17.8	12.1	32.0	15.8
Other (includes corporate)	.4	—	.6	—
Total	$79.2	$46.4	$137.4	$70.3

	Depreciation and Amortization Expense
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
JBT	$15.0	$16.9	$30.6	$33.6
JBI	5.5	5.0	10.9	9.9
DCS	13.6	12.6	26.8	25.6
Other (includes corporate)	2.6	2.8	5.5	5.7
Total	$36.7	$37.3	$73.8	$74.8

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003.  These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Tulsa, Oklahoma
July 15, 2004

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

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on:  (i) our analysis of the nature and severity of the claims,  (ii) analyses provided by third-party claims administrators and (iii) economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience.  In doing so, the recorded ultimate liability considers future claims growth and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.  At June 30, 2004, we had approximately $9 million of estimated net claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At June 30, 2004, we had a prepaid insurance asset of approximately $27 million, which represented pre-funded claims and premiums.

Revenue Equipment

We operate a significant number of tractors, trailers and containers in connection with our business.  This equipment may be purchased or acquired under capital or operating lease agreements.  In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements.  Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  Equipment acquired under capital leases is initially recorded at the net present value of the minimum lease payments and amortized on the straight-line method over the lease term or the estimated useful life, whichever is shorter.

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

Segments

We operated three segments during the first six months of 2004 and 2003.  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Comparison of Second Quarter 2004 to Second Quarter 2003

Summary of Operating Segments Results

For The Three Months Ended June 30

(dollars in millions)

	Operating Revenue			Operating Income
	2004	2003	% Change	2004	2003
JBT	$233	$208	12%	$29.2	$12.4
JBI	263	227	16	31.8	21.9
DCS	187	169	11	17.8	12.1
Other	—	—	—	0.4	—
Subtotal	683	604	13%	79.2	46.4
Inter-segment eliminations	(4)	(4)	—	—	—
Total	$679	$600	13%	$79.2	$46.4

Overview

Our total consolidated operating revenue for the second quarter of 2004 was $679 million, an increase of approximately 13% over the $600 million in the second quarter of 2003.  Fuel surcharge revenue had an impact on this comparison.  The amount of fuel surcharge revenue billed in the current quarter was $13.7 million more than the amount billed during the second quarter of 2003.  Excluding fuel surcharges, total operating revenue during the current quarter increased 11% over the comparable period of 2003.

JBT segment revenue totaled $233 million for the second quarter of 2004, an increase of 12% over the $208 million in the second quarter of 2003.  If the amount of fuel surcharge revenue was excluded from both the 2004 and 2003 periods, segment revenue would have increased 11%.  This 11% increase in revenue was primarily a result of an approximate 7.7% increase in revenue per loaded mile, exclusive of fuel surcharges. The increase in revenue per loaded mile, excluding fuel surcharges, significantly contributed to the improvement in operating income of the JBT segment.  The higher revenue per mile was primarily a result of our yield management activities.  In addition, significantly lower accident, workers’ compensation and bad debt costs in 2004 contributed to the improvement in segment operating income.  JBT operating income for the second quarter of 2004 was $29.2 million, compared with $12.4 million in 2003.  The operating ratio of the JBT segment was 87.5% in 2004 and 94.0% in 2003.

JBI segment revenue increased 16%, to $263 million during the second quarter of 2004, compared with $227 million in 2003.  If the amount of fuel surcharge revenue was excluded from both the 2004 and 2003 periods, the increase in JBI revenue would have been 14%.  The increase in revenue was primarily due to an approximate 12% increase in load volume.  Operating revenue per load in 2004 increased about 1.9% over the comparable period of 2003.  Operating income of the JBI segment rose to $31.8 million in the second quarter of 2004, compared with $21.9 million in 2003.  The operating ratio of the JBI segment was 87.9% in 2004 and 90.3% in 2003.  In addition to higher volumes, 2004 operating income was enhanced by lower maintenance costs, lower equipment ownership costs and improved utilization of revenue equipment.

DCS segment revenue grew 11%, to $187 million in 2004, from $169 million in 2003.  If fuel surcharge revenue was excluded from both the 2004 and 2003 periods, the increase in DCS revenue would have been 9%.  This increase in DCS segment revenue was driven by a 5% increase in net revenue per tractor, excluding fuel surcharge and a 3% increase in the average size of the tractor fleet.  Operating income of our DCS segment climbed to $17.8 million in 2004, from $12.1 million in 2003.  The DCS operating ratio was 90.5% in 2004 and 92.9% in 2003.  Improvements in operating income were driven by better tractor utilization, improved productivity and pricing, reduced workers’ compensation expenses and lower start-up costs associated with new business.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30
	Percentage of Operating Revenues		Percentage Change Between Quarters
	2004	2003	2004 vs. 2003
Operating revenues	100.0%	100.0%	13.2%
Operating expenses
Salaries, wages and employee benefits	30.6%	32.6%	6.1%
Rents and purchased transportation	32.6	32.3	14.2
Fuel and fuel taxes	9.8	9.1	22.7
Depreciation and amortization	5.4	6.2	(1.5)
Operating supplies and expenses	4.6	5.0	3.6
Insurance and claims	2.3	3.0	(13.4)
Operating taxes and licenses	1.3	1.4	7.6
General and administrative expenses, net of gains	0.9	1.7	(37.7)
Communication and utilities	0.8	1.0	(5.3)
Total operating expenses	88.3	92.3	8.4
Operating income	11.7	7.7	70.5
Interest expense	(0.3)	(0.9)	(70.1)
Equity in loss of associated companies	(0.1)	—	—
Earnings before income taxes	11.3	6.8	87.0
Income taxes	4.6	2.6	95.6
Net earnings	6.7%	4.2%	81.6%

Consolidated Operating Expenses

Total operating expenses during the second quarter of 2004 increased 8.4% over the comparable period of 2003.  The total cost of salaries, wages and employee benefits increased 6.1% in 2004.  However, this expense category declined to 30.6% of operating revenues in 2004, from 32.6% in 2003.  While we experienced some increases in certain salary, wage and benefit costs, the primary reasons for this expense category decline as a percentage of revenue were higher revenue per loaded mile, continued growth of Intermodal volume and growth of our independent contractor (IC) fleet.  Rents and purchased transportation costs rose 14.2% in 2004, primarily due to additional funds paid to railroads and drayage companies, related to JBI business growth, and to the continued expansion of our IC fleet.

The 22.7% increase in fuel and fuel taxes was primarily a result of fuel prices averaging about 19% higher in 2004 and an approximate 3% lower miles per gallon.  The higher fuel costs in 2004 were substantially recovered through additional fuel surcharges billed to our customers.  While rapid changes in fuel cost per gallon may result in certain timing differences of fuel costs and fuel surcharges between accounting periods, we have been able to recover the majority of our higher 2004 fuel cost per gallon.  The 13.4% decline in insurance and claims expenses was primarily due to reduced claims costs and reflects our continued focus on safety throughout the organization.

The significant decline in general and administrative expenses was primarily a result of lower bad debt expense and professional fees in 2004.  In addition, we experienced a net gain of $1.7 million on asset dispositions in 2004, compared with a net loss of $0.6 million in 2003.  These positive cost trends were partly offset by higher driver recruiting expenditures in 2004.  Net interest expense declined significantly in 2004 due to lower debt levels.  We increased our effective income tax rate to 40.5% in 2004, from 38.7% in 2003, primarily due to our higher level of earnings and the suspension during the fourth quarter of 2003, of recording certain non-cash tax benefits associated with the sale and leaseback transactions.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Summary of Operating Segments Results

For The Six Months Ended June 30

(dollars in millions)

	Operating Revenue			Operating Income
	2004	2003	% Change	2004	2003
JBT	$443	$407	9%	$43.9	$13.7
JBI	505	441	15	60.9	40.8
DCS	357	331	8	32.0	15.8
Other	—	—	—	0.6	—
Subtotal	1,305	1,179	11%	137.4	70.3
Inter-segment eliminations	(8)	(8)	—	—	—
Total	$1,297	$1,171	11%	$137.4	$70.3

Overview

Our total consolidated operating revenue for the six months ended June 30, 2004 was $1,297 million, an increase of approximately 11% over the $1,171 million in the comparable period of 2003.  Fuel surcharge revenue had an impact on this comparison.  The amount of fuel surcharge revenue billed during the six month period ended June 30, 2004, was $14.7 million more than the amount billed during the comparable period in 2003.  Excluding fuel surcharges, total operating revenue during the first half of 2004 increased 10% over 2003.

JBT segment revenue totaled $443 million for the six months ended June 30, 2004, an increase of 9% over the $407 million in the comparable period of 2003.  If the amount of fuel surcharge revenue was excluded from both the 2004 and 2003 periods, segment revenue would have increased 8%.  This 8% increase in revenue was primarily a result of an approximate 7.1% increase in revenue per loaded mile, exclusive of fuel surcharges and a 2% increase in company tractor utilization, partly offset by a 2% decrease in the size of the tractor fleet.  The increase in revenue per loaded mile, excluding fuel surcharges, significantly contributed to the improvement in operating income of the JBT segment.  The higher revenue per mile was primarily a result of our yield management activities.  In addition, significantly lower accident, workers’ compensation, equipment ownership and bad debt costs in 2004 contributed to the improvement in segment operating income.  JBT operating income for the first half of 2004 was $43.9 million, compared with $13.7 million in 2003.  The operating ratio of the JBT segment was 90.1% in 2004 and 96.6% in 2003.

JBI segment revenue increased 15%, to $505 million during the first half of 2004, compared with

$441 million in 2003.  If the amount of fuel surcharge revenue was excluded from both the 2004 and 2003 periods, the increase in JBI revenue would have been 13%.  The increase in revenue was primarily due to an approximate 12% increase in load volume.  Operating revenue per load in 2004 increased about 1.7% over the comparable period of 2003.  Operating income of the JBI segment rose to $60.9 million in the first half of 2004, compared with $40.8 million in 2003.  The operating ratio of the JBI segment was 87.9% in 2004 and 90.8% in 2003.  In addition to higher volumes, 2004 operating income was enhanced by lower maintenance and equipment ownerships costs, and improved utilization of revenue equipment.

DCS segment revenue grew 8%, to $357 million in 2004, from $331 million in 2003.  If fuel surcharge revenue was excluded from both the 2004 and 2003 periods, the increase in DCS revenue would have been 7%.  This increase in DCS segment revenue was driven by a 6% increase in net revenue per tractor, excluding fuel surcharge.  Operating income of our DCS segment climbed to $32.0 million in 2004, from $15.8 million in 2003.  The DCS operating ratio was 91.0% in 2004 and 95.2% in 2003.  Improvements in operating income were driven by better tractor utilization, improved productivity and pricing, reduced accident and workers’ compensation expenses and lower start-up costs associated with new business.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30
	Percentage of Operating Revenues		Percentage Change Between Periods
	2004	2003	2004 vs. 2003
Operating revenues	100.0%	100.0%	10.7%
Operating expenses
Salaries, wages and employee benefits	30.7%	33.0%	2.8%
Rents and purchased transportation	32.8	32.3	12.5
Fuel and fuel taxes	10.0	10.2	9.0
Depreciation and amortization	5.7	6.4	(1.4)
Operating supplies and expenses	4.6	5.1	0.1
Insurance and claims	2.2	3.0	(19.3)
Operating taxes and licenses	1.3	1.4	6.6
General and administrative expenses, net of gains	1.2	1.6	(17.4)
Communication and utilities	0.9	1.0	(3.7)
Total operating expenses	89.4	94.0	5.3
Operating income	10.6	6.0	95.4
Interest expense	(0.3)	(0.9)	(63.4)
Equity in loss of associated companies	(0.1)	(0.1)	139.7
Earnings before income taxes	10.2	5.0	123.8
Income taxes	4.1	1.9	135.4
Net earnings	6.1%	3.1%	116.5%

Consolidated Operating Expenses

Total operating expenses during the six month period ended June 30, 2004 increased 5.3% over the comparable period of 2003.  The total cost of salaries, wages and employee benefits increased 2.8% in 2004.  However, this expense category declined to 30.7% of operating revenues in 2004, from 33.0% in 2003.  While we experienced some increases in certain salary, wages and benefits costs during the first half of 2004, the primary reasons for this expense category decline as a percentage of revenue were higher revenue per loaded mile, continued growth of Intermodal volume and growth of our IC fleet.  Rents and purchased transportation costs rose 12.5% in 2004, primarily due to additional funds paid to railroads and drayage companies, related to JBI business growth, and to the continued expansion of our IC fleet.

The 9.0% increase in fuel and fuel taxes was primarily a result of fuel prices averaging about 8% higher in 2004 and a slight decline in miles per gallon.  The higher fuel costs in 2004 were substantially recovered through additional fuel surcharges billed to our customers.  While rapid changes in fuel cost per gallon may result in certain timing differences of fuel costs and fuel surcharges between accounting periods, we have been able to recover the majority of our higher 2004 fuel costs per gallon.  The 19.3% decline in insurance and claims expenses was primarily due to reduced claims costs and reflects our continued focus on safety throughout the organization.

The significant decline in general and administrative expenses was primarily a result of lower bad debt expense and professional fees in 2004.  In addition, we experienced a net loss of $0.3 million on asset dispositions in 2004, compared with a net loss of $1.0 million in 2003.  These positive cost trends were partly offset by higher driver recruiting expenditures in 2004.  Net interest expense declined significantly in 2004 due to lower debt levels.  We increased our effective income tax rate to 40.5% in 2004, from 38.5% in 2003, primarily due to our higher level of earnings and the suspension, during the fourth quarter of 2003, of recording certain non-cash tax benefits associated with the sale and leaseback transactions.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for TPI.

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $186.5 million during the six month period ended June 30, 2004, compared with $138.8 million for the same period of 2003.

The significant increase in 2004 operating cash flows, relative to 2003, resulted from substantially higher net earnings and deferred income taxes.  A reduction in our 2004 accounts payable balance was more pronounced than the comparable period of 2003, and partly offset the higher level of cash provided by operating activities.

Net cash used in 2004 investing activities was $154.1 million, compared with $79.3 million in 2003.  This change was primarily a result of increased capital spending for revenue equipment.  Net cash of approximately $52.0 million was used in financing activities during the first half of 2004, compared with $11.8 million in 2003.  Additional cash was used in 2004 to pay off debt, for shares received in lieu of cash in connection with stock option activity and to fund dividends.  We re-initiated payment of a quarterly dividend in May of 2004.

Selected Balance Sheet Data

	As of
	June 30, 2004	December 31, 2003	June 30, 2003
Working capital ratio	1.08	.99	1.20

Current maturities of long-term debt and current installments of obligations under capital leases (millions)	$127	$172	$196

Total debt and obligations under capital leases (millions)	$127	$172	$323

Total debt to equity	.16	.24	.51

Total debt as a ratio to total capital	.14	.20	.34

Our current working capital ratio reflects the fact that all of our debt and obligations under capital leases are current as of June 30, 2004.  We currently plan to pay off all of our debt obligations as they mature later this year and also anticipate purchasing the tractors currently on capital lease as those leases come due this year.  We expect these funds to be generated from operating activities.

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

Net capital expenditures were $154.1 million during the first six months of 2004 compared with $80.0 million for the same period of 2003.  We are currently committed to purchase approximately $112 million of revenue equipment, net of expected proceeds from sales or trade-in allowances.

We are authorized to borrow up to $150 million under our current revolving line of credit and had no balances outstanding on this line at June 30, 2004.  This line of credit expires on November 14, 2005.  We believe that our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of June 30, 2004 Amounts Due by Period
	(dollars in millions)
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years
Operating leases	$185	$66	$84	$31	$4
Capital leases	22	22	—	—	—
Senior and subordinated notes payable	105	105	—	—	—
Subtotal	$312	193	$84	$31	$4
Commitments to acquire revenue equipment, net of $52 million of expected proceeds from sales or trade-in allowances	112	112	—	—	—
Total	$424	$305	$84	$31	$4

	Financing Commitments Expiring By Period As of June 30, 2004
	(dollars in millions)
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years
Revolving credit arrangements	$150	—	$150	—	—
Standby letters of credit	20	20	—	—	—
Total	$170	$20	$150	—	—

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

•                                          We have a $13.6 million note receivable from Transportacion Maritima Mexicana (TMM) related to the sale of our share of a Mexican joint venture.  An interest payment on this note was received as scheduled in June 2004.  We agreed to extend the due date of this note and are currently in negotiations with the intent to collect this entire note receivable.

•                                          The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale- and-leaseback transactions.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 income tax returns.  We have received an IRS Notice of Proposed Assessment, which disallows the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have not yet been contacted by the IRS Appeals Division to schedule a hearing to resolve this issue.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90-day letter, also known as a Notice of Deficiency.  A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  We estimate our maximum earnings exposure to be $33 million, which represents the tax benefits realized through December 31, 2002, plus estimated accrued interest though June 30, 2004.  This exposure would result if the IRS succeeded in disallowing 100% of the tax benefits from this transaction.

•                                          On July 9, 2004, we announced that the Burlington Northern and Santa Fe railroad (BNSF) had notified us that it was exercising its right to arbitrate the fairness of the division of revenue as provided for in the Joint Service Agreement (JSA).  BNSF provides a significant amount of rail transportation services to our Intermodal business segment.  The JSA is an agreement between BNSF and J.B. Hunt Transport, Inc., which was signed in 1996.  We have also notified BNSF that we intend to utilize the arbitration process to review the division of revenue, as well as to clarify other issues.  On July 7, 2004, the same day that we received the request for arbitration from BNSF, we filed a complaint for declaratory judgment in an Arkansas court requesting that the court determine the status of the parties under the JSA.  The division of revenue under arbitration pertains to revenue billed under the JSA subsequent to the arbitration process and does not affect financial results reported in prior periods.

•                                          On July 16, 2004, the United States Court of Appeals for the District of Columbia issued a decision which vacated (threw out) the hours-of-service (HOS) rules which were newly effective in January 2004.  The HOS rules were mandated by the Federal Motor Carrier Safety Administration (FMCSA), an administration within the Department of Transportation, and changed the regulations that govern driver hours of service.  The new rules, which were announced in April 2003 and effective in January 2004, generally allowed a driver to drive for 11 consecutive hours, rather than 10, but require 10 hours of off-duty time, rather than 8.  In addition, more off-duty “sleeper berth” time is required before on-duty time is allowed.  Under the court’s rules of procedure, the FMCSA has 45 days to review the decision and decide whether to seek other legal remedies.  During that 45 day period of time the current HOS rules will remain in effect.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of  our use of short-term revolving lines of credit.  From time to time we utilize interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at June 30, 2004.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on our results of operations based on variable rate debt outstanding at June 30, 2004.  At June 30, 2004, the fair value of our fixed rate long-term obligations approximated carrying value.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2004.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from its foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

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
We announced on May 3, 2004 the election of Coleman H. Peterson as a Director to our Board of Directors.

We announced on July 9, 2004 that BNSF railroad had notified us that it was electing its right to arbitrate the division of revenue as provided for in the JSA.

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
On July 19, 2004 we filed a current report on Form 8-K announcing our financial results for the second quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29th day of July, 2004.

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