Form 10-Q
period 2004-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2004-10-29
CIK 728535

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

J.B. HUNT TRANSPORT SERVICES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Arkansas

0-11757

71-0335111

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION	Commission File Number	(IRS EMPLOYER IDENTIFICATION NO.)

615 J.B. Hunt Corporate Drive Lowell, Arkansas	72745	(479) 820-0000
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)	(Registrant’s telephone number)

Indicate by check mark whether the registrant  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes         ☒            No           ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☒            No           ☐

The number of shares of the registrant’s $.01 par value common stock outstanding on September 30, 2004 was 81,231,539.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended September 30, 2004

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Operating revenues	$718,614	$621,644	$2,015,349	$1,792,723

Operating expenses
Salaries, wages and employee benefits	214,760	197,618	612,211	584,255
Rents and purchased transportation	236,656	205,905	662,006	584,004
Fuel and fuel taxes	74,529	55,161	205,010	174,853
Depreciation and amortization	37,458	38,197	111,233	113,006
Operating supplies and expenses	32,760	31,212	92,560	90,942
Insurance and claims	14,956	13,946	43,348	49,137
Operating taxes and licenses	9,088	8,219	26,576	24,621
General and administrative expenses, net of gains and losses	9,902	7,996	24,950	26,208
Communication and utilities	5,837	5,815	17,395	17,822
Total operating expenses	635,946	564,069	1,795,289	1,664,848
Operating income	82,668	57,575	220,060	127,875
Interest expense	(1,558)	(4,445)	(5,468)	(15,132)
Equity in loss of associated company	(647)	(23)	(2,030)	(600)
Earnings before income taxes	80,463	53,107	212,562	112,143
Income taxes	32,588	20,446	86,088	43,175
Net earnings	$47,875	$32,661	$126,474	$68,968

Average basic shares outstanding	81,066	79,802	80,578	79,174

Basic earnings per share	$0.59	$0.41	$1.57	$0.87

Average diluted shares outstanding	83,678	82,558	83,285	81,487

Diluted earnings per share	$0.57	$0.40	$1.52	$0.85

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2004
	(unaudited)	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$41,819	$61,229
Accounts receivable	309,201	256,032
Prepaid expenses and other	57,755	105,743
Total current assets	408,775	423,004
Property and equipment	1,379,162	1,345,521
Less accumulated depreciation	410,749	460,556
Net property and equipment	968,413	884,965
Other assets	28,597	39,102
	$1,405,785	$1,347,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$50,000	$104,933
Current installments of obligations under capital leases	—	66,844
Trade accounts payable	139,595	158,886
Claims accruals	6,544	7,775
Accrued payroll	60,025	51,235
Other accrued expenses	13,964	12,478
Deferred income taxes	34,332	23,499
Total current liabilities	304,460	425,650
Other long-term liabilities	6,923	4,291
Deferred income taxes	256,413	213,994
Stockholders’ equity	837,989	703,136
	$1,405,785	$1,347,071

See accompanying notes to condensed consolidated financial statements.

J.B. Hunt Transport Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2004	2003
Cash flows from operating activities:
Net earnings	$126,474	$68,968
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	111,233	113,006
(Gain) loss on sale of revenue equipment	(149)	1,168
Deferred income taxes	53,252	26,481
Equity in loss of associated company	2,030	600
Tax benefit of stock options exercised	13,602	6,610
Amortization of discount, net	67	94
Changes in operating assets and liabilities:
Trade accounts receivable	(53,169)	(28,932)
Other assets	44,520	57,847
Trade accounts payable	(19,291)	(8,183)
Claims accruals	(1,231)	13,031
Accrued payroll and other accrued expenses	12,908	418
Net cash provided by operating activities	290,246	251,108
Cash flows from investing activities:
Additions to property and revenue equipment	(343,599)	(187,222)
Proceeds from sale of revenue equipment	149,067	76,486
Decrease in other assets	11,943	1,026
Net cash used in investing activities	(182,589)	(109,710)
Cash flows from financing activities:
Repayments of long-term debt	(55,000)	(87,010)
Principal payments under capital lease obligations	(66,844)	(51,471)
Re-issuance (acquisition) of treasury stock	(376)	9,624
Dividends paid	(4,847)	—
Net cash used in financing activities	(127,067)	(128,857)
Net change in cash and cash equivalents	(19,410)	12,541
Cash and cash equivalents at beginning of period	61,229	80,628
Cash and cash equivalents at end of period	$41,819	$93,169
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,192	$18,213
Income taxes	19,234	8,156

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

2.             Stock-based Compensation

We have adopted the intrinsic value-based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for compensation costs for our stock option plans.  Accordingly, compensation expense is recognized on the date of grant only if the current market price of the underlying common stock at date of grant exceeds the exercise price.

Had we determined compensation cost based on the fair value at the grant date for our stock options under Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation (SFAS No. 123), our net earnings would have been reduced to the pro forma amounts indicated below.  All amounts in the chart, except per share amounts, are in thousands.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net earnings as reported (in thousands)	$47,875	$32,661	$126,474	$68,968

Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	1,221	1,196	3,664	3,504
Pro forma	$46,654	$31,465	$122,810	$65,464

Basic earnings per share

As reported	$0.59	$0.41	$1.57	$0.87
Pro forma	$0.58	$0.39	$1.52	$0.83

Diluted earnings per share

As reported	$0.57	$0.40	$1.52	$0.85
Pro forma	$0.56	$0.38	$1.47	$0.80

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

3.             Long-Term Debt

Long-term debt consists of (in thousands):

	September 30, 2004	December 31, 2003

Senior revolving credit facility	$40,000	$—

Senior notes payable, due September 15, 2004, interest at 7.00% payable semiannually	—	95,000

Senior subordinated notes, due October 30, 2004, interest at 7.80% payable semiannually	10,000	10,000
	50,000	105,000

Less current maturities	(50,000)	(104,933)

Unamortized discount	—	(67)
	$—	$—

4.             Capital Stock

We have a stock option plan (Management Incentive Plan) that provides for the awarding of our common stock and stock options to key employees.  A summary of the non-statutory options to purchase our common stock follows:

	Number of shares	Weighted average exercise price per share	Number of shares exercisable

Outstanding at December 31, 2003	7,885,557	$10.67	711,358

Granted	87,500	29.34
Exercised	(1,529,060)	8.74
Terminated	(44,850)	16.56

Outstanding at September 30, 2004	6,399,147	$11.35	627,325

We announced on April 22, 2004 that our Board of Directors had re-initiated a quarterly cash dividend. We had not paid a dividend since February 2000.  The re-initiation of a quarterly dividend was based on our lower debt levels and improved net earnings.  On October 21, 2004, our Board of Directors declared a quarterly cash dividend of $.03 per common share, payable on November 22, 2004 to stockholders of record as of November 5, 2004.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net earnings	$47,875	$32,661	$126,474	$68,968

Basic weighted average shares outstanding	81,066	79,802	80,578	79,174

Dilutive effect of stock options	2,612	2,756	2,707	2,313

Diluted weighted average shares outstanding	83,678	82,558	83,285	81,487

Basic earnings per share	$0.59	$0.41	$1.57	$0.87

Diluted earnings per share	$0.57	$0.40	$1.52	$0.85

We had options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Number of shares under option	5,000	20,000	18,000	55,000

Range of exercise price	$37.00	$26.19	$33.62 - $37.00	$18.45 - $26.19

6.             Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments.  During the three and nine months ended September 30, 2004 and 2003, comprehensive income was equal to net earnings.

7.             Income Taxes

The effective income tax rate for the three and nine month periods ended September 30, 2004, was 40.5%.  The effective income tax rate was 38.5% for the three and nine month periods ending September 30, 2003.  The increase in the 2004 effective income tax rate was partly a result of the new accountable expense reimbursement plan (driver per diem plan), which was implemented in February of 2003.  The driver per diem plan, while reducing certain costs classified in salary, wages and employee benefits, increases our non-deductible meal allowances, resulting in a higher effective tax rate.  The increase in the 2004 effective income tax rate was also due to our increased level of earnings and the suspension, during the fourth quarter of 2003, of recording certain non-cash tax benefits associated with the sale and leaseback transactions as discussed below.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 income tax returns.  We have received an IRS Notice of Proposed Assessment, which disallows the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have been notified by the IRS Appeals Division that they intend to have the examining agent request more information from us and develop certain technical arguments we raised in defending our position.  The examining agent has not yet contacted us and no specific timeframe has been given for the completion of this additional information request.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90-day letter, also known as a Notice of Deficiency.  A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  We estimate our maximum earnings exposure to be $34 million, which represents the tax benefits realized through December 31, 2002, plus estimated accrued interest through September 30, 2004.  This exposure would result if the IRS succeeded in disallowing 100% of the tax benefits from this transaction.

8.             Business Segments

We operated three distinct business segments during the nine months ended September 30, 2004 and 2003.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2003.  A summary of certain segment information is presented below (in millions):

	Assets As of September 30
	2004	2003

JBT	$744	$773
JBI	450	315
DCS	342	268
Other (includes corporate)	(130)	(59)
Total	$1,406	$1,297

	Operating Revenues
	Three Months Ended September 30		Nine months Ended September 30
	2004	2003	2004	2003

JBT	$238	$214	$680	$621
JBI	284	241	789	682
DCS	201	170	558	501
Subtotal	723	625	2,027	1,804
Inter-segment eliminations	(4)	(3)	(12)	(11)
Total	$719	$622	$2,015	$1,793

	Operating Income
	Three Months Ended September 30		Nine months Ended September 30
	2004	2003	2004	2003

JBT	$30.6	$17.9	$74.4	$31.6
JBI	33.0	25.1	93.9	65.8
DCS	18.9	14.6	51.0	30.5
Other (includes corporate)	0.2	—	0.8	—
Total	$82.7	$57.6	$220.1	$127.9

	Depreciation and Amortization Expense
	Three Months Ended September 30		Nine months Ended September 30
	2004	2003	2004	2003

JBT	$14.7	$17.2	$45.3	$50.8
JBI	5.7	5.1	16.7	15.0
DCS	14.3	12.9	41.1	38.5
Other (includes corporate)	2.8	3.0	8.1	8.7
Total	$37.5	$38.2	$111.2	$113.0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

J.B. Hunt Transport Services, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 15, 2004

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should refer to the attached interim condensed consolidated financial statements and related notes and also to our annual report (Form 10-K) for the year ended December 31, 2003 as you read the following discussion.  We may make statements in this report, and in documents we incorporate by reference, that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions, competitive rate fluctuations, availability of drivers, and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service (IRS).  You should also refer to Item 7 of our annual report (Form 10-K) for the year ended December 31, 2003, for additional information on risk factors and other events that are not within our control.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the Securities and Exchange Commission.

GENERAL

We are one of the largest full-load transportation companies in North America.  We operate three distinct, but complementary, business segments and provide a wide range of general and specifically tailored freight and logistics services to our customers.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by offering, or arranging for others to provide the transportation service.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30.

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

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on:  (i) our analysis of the nature and severity of the claims,  (ii) analyses provided by third-party claims administrators and (iii) economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience.  In doing so, the recorded ultimate liability considers future claims growth and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.  At September 30, 2004, we had approximately $7 million of estimated net claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At September 30, 2004, we had a prepaid insurance asset of approximately $19 million, which represented pre-funded claims and premiums.

Revenue Equipment

We operate a significant number of tractors, trailers and containers in connection with our business.  This equipment may be purchased or acquired under capital or operating lease agreements.  In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements.  Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  Equipment acquired under capital leases is initially recorded at the net present value of the minimum lease payments and amortized on the straight-line method over the lease term or the estimated useful life, whichever is shorter.  We purchased all of our remaining revenue equipment under capital leases during the third quarter of 2004.

We have an agreement with our primary tractor supplier for guaranteed residual or trade-in values for certain new equipment acquired since 1999.  During the fourth quarter of 2003, we reviewed the useful lives and salvage values of our tractor fleet.  We have utilized the guaranteed trade-in values as well as other operational information, such as anticipated annual miles, in accounting for purchased tractors.  If our tractor supplier was unable to perform under the terms of our agreement for guaranteed trade-in values, it could have a materially negative impact on our financial results.

Revenue Recognition

We recognize revenue based on the relative transit time of the freight transported.  Accordingly, a portion of the total revenue which will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period.

RESULTS OF OPERATIONS

Comparison of Third Quarter 2004 to Third Quarter 2003

Summary of Operating Segments Results

For The Three Months Ended September 30

(dollars in millions)

	Operating Revenue			Operating Income
	2004	2003	% Change	2004	2003

JBT	$238	$214	11%	$30.6	$17.9
JBI	284	241	18	33.0	25.1
DCS	201	170	18	18.9	14.6
Other	—	—	—	0.2	—
Subtotal	723	625	16%	82.7	57.6
Inter-segment eliminations	(4)	(3)	—	—	—
Total	$719	$622	16%	$82.7	$57.6

Overview

Our total consolidated operating revenue for the third quarter of 2004 was $719 million, an increase of approximately 16% over the $622 million in the third quarter of 2003.  Fuel surcharge revenue had an impact on this comparison.  The amount of fuel surcharge revenue billed in the current quarter was $23.2 million more than the amount billed during the third quarter of 2003.  Excluding fuel surcharges, total operating revenue during the current quarter increased 12% over the comparable period of 2003.

JBT segment revenue totaled $238 million for the third quarter of 2004, an increase of 11% over the $214 million in the third quarter of 2003.  If the amount of fuel surcharge revenue was excluded from both the 2004 and 2003 periods, segment revenue would have increased 8%.  This 8% increase in revenue was primarily a result of an approximate 9.3% increase in revenue per loaded mile, exclusive of fuel surcharges, partly offset by a decrease in the size of the tractor fleet.  The increase in revenue per loaded mile, excluding fuel surcharges, also significantly contributed to the improvement in operating income of the JBT segment.  The higher revenue per mile was primarily a result of our yield management activities and rate increases.  In addition, significantly lower accident and workers’ compensation costs in 2004 contributed to the improvement in segment operating income.  JBT operating income for the third quarter of 2004 was $30.6 million, compared with $17.9 million in 2003.  The operating ratio of the JBT segment was 87.1% in 2004 and 91.6% in 2003.

JBI segment revenue increased 18%, to $284 million during the third quarter of 2004, compared with $241 million in 2003.  If the amount of fuel surcharge revenue was excluded from both the 2004 and 2003 periods, the increase in JBI revenue would have been 14%.  This increase in revenue was primarily due to an approximate 7% increase in load volume and a 4.6% increase in revenue per loaded mile, excluding fuel surcharges.  Operating revenue per load in 2004 increased about 5.1% over the comparable period of 2003.  Operating income of the JBI segment rose to $33.0 million in the third quarter of 2004, compared with $25.1 million in 2003.  The operating ratio of the JBI segment was 88.4% in 2004 and 89.6% in 2003.  In addition to higher volumes and rate increases, 2004 operating income was enhanced by lower maintenance costs and lower equipment ownership costs, partly offset by higher purchased transportation costs.

DCS segment revenue grew 18%, to $201 million in 2004, from $170 million in 2003.  If fuel surcharge revenue was excluded from both the 2004 and 2003 periods, the increase in DCS revenue would have been 15%.  This increase in DCS segment revenue was driven by a 6% increase in net revenue per tractor, excluding fuel surcharges and a 10% increase in the average size of the tractor fleet.  Operating income of our DCS segment climbed to $18.9 million in 2004, from $14.6 million in 2003.  The DCS operating ratio was 90.6% in 2004 and 91.4% in 2003.  Improvements in operating income were driven by better tractor utilization, improved productivity and pricing, reduced workers’ compensation expenses and lower start-up costs associated with new business, partly offset by higher accident and revenue equipment rental costs.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30
	Percentage of Operating Revenues		Percentage Change Between Quarters
	2004	2003	2004 vs. 2003

Operating revenues	100.0%	100.0%	15.6%
Operating expenses
Salaries, wages and employee benefits	29.9%	31.8%	8.7%
Rents and purchased transportation	32.9	33.1	14.9
Fuel and fuel taxes	10.4	8.9	35.1
Depreciation and amortization	5.2	6.1	(1.9)
Operating supplies and expenses	4.5	5.0	5.0
Insurance and claims	2.1	2.2	7.2
Operating taxes and licenses	1.3	1.3	10.6
General and administrative expenses, net of gains	1.4	1.3	23.8
Communication and utilities	0.8	1.0	0.4
Total operating expenses	88.5	90.7	12.7
Operating income	11.5	9.3	43.6
Interest expense	(0.2)	(0.8)	(64.9)
Equity in loss of associated companies	(0.1)	—	—
Earnings before income taxes	11.2	8.5	51.5
Income taxes	4.5	3.2	59.4
Net earnings	6.7%	5.3%	46.6%

Consolidated Operating Expenses

Total operating expenses during the third quarter of 2004 increased 12.7% over the comparable period of 2003.  The total cost of salaries, wages and employee benefits increased 8.7% in 2004.  However, this expense category declined to 29.9% of operating revenues in 2004, from 31.8% in 2003.  While we experienced some increases in certain salary, wage and benefit costs during the current quarter, the primary reasons for this expense category decline as a percentage of revenue were higher revenue per loaded mile, continued growth of Intermodal volume and growth of our independent contractor (IC) fleet.  We implemented a new driver pay scale in September 2004.  The ultimate cost of this pay increase is expected to be approximately $.02 per mile.  A rate increase intended to fund the higher driver compensation levels was proposed to our customers, effective October 1, 2004.  Based upon rate increases, which have been agreed upon and implemented to date, we are confident most, if not all, of this driver pay increase will be recovered by the end of 2004.  Rents and purchased transportation costs rose 14.9% in 2004, primarily due to additional funds paid to railroads and drayage companies, related to JBI business growth, and to the continued expansion of our IC fleet.

The 35.1% increase in fuel and fuel taxes was primarily a result of fuel prices averaging about 30% higher in 2004 and an approximate 2% lower miles per gallon.  The higher fuel costs in 2004 were substantially recovered through additional fuel surcharges billed to our customers.  While rapid changes in fuel cost per gallon may result in certain timing differences of fuel costs and fuel surcharges between accounting periods, we have been able to recover the majority of our higher 2004 fuel cost per gallon.   The net impact of increased fuel costs, offset by higher fuel surcharge revenue, decreased earnings per share by about $.01 during the current quarter.  The 7.2% increase in insurance and claims expense reflects two serious accidents during the current quarter.

The 10.6% increase in operating taxes and licenses reflects a slight increase in the size of the tractor fleet and higher state licensing fees.  The significant increase in general and administrative expenses was substantially due to driver advertising and recruiting costs, higher bad debt expense and additional spending on professional fees.  Net gains or losses on asset dispositions are included in the general and administrative expense category.  We generated a net $400,000 gain during the current quarter, compared with a net $127,000 loss in 2003.   Net interest expense declined significantly in 2004 due to lower debt levels.  We increased our effective income tax rate to 40.5% in 2004, from 38.5% in 2003, primarily due to our higher level of earnings and the suspension during the fourth quarter of 2003, of recording certain non-cash tax benefits associated with the sale and leaseback transactions.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Summary of Operating Segments Results

For The Nine Months Ended September 30

(dollars in millions)

	Operating Revenue			Operating Income
	2004	2003	% Change	2004	2003

JBT	$680	$621	10%	$74.4	$31.6
JBI	789	682	16	93.9	65.8
DCS	558	501	11	51.0	30.5
Other	—	—	—	0.8	—
Subtotal	2,027	1,804	12%	220.1	127.9
Inter-segment eliminations	(12)	(11)	—	—	—
Total	$2,015	$1,793	12%	$220.1	$127.9

Overview

Our total consolidated operating revenue for the nine months ended September 30, 2004 was $2,015 million, an increase of approximately 12% over the $1,793 million in the comparable period of 2003.  Fuel surcharge revenue had an impact on this comparison.  The amount of fuel surcharge revenue billed during the nine month period ended September 30, 2004, was $37.9 million more than the amount billed during the comparable period in 2003.  Excluding fuel surcharges, total operating revenue during the nine months ended September 30, 2004 increased 11% over 2003.

JBT segment revenue totaled $680 million for the nine months ended September 30, 2004, an increase of 10% over the $621 million in the comparable period of 2003.  If the amount of fuel surcharge revenue was excluded from both the 2004 and 2003 periods, segment revenue would have increased 8%.  This 8% increase in revenue was primarily a result of an approximate 7.8% increase in revenue per loaded mile, exclusive of fuel surcharges and a 2% increase in company tractor utilization, partly offset by a 3% decrease in the size of the tractor fleet.  The increase in revenue per loaded mile, excluding fuel surcharges, also significantly contributed to the improvement in operating income of the JBT segment.  The higher revenue per mile was primarily a result of our yield management activities and rate increases.  In addition, significantly lower accident, workers’ compensation, equipment ownership and bad debt costs in 2004 contributed to the improvement in segment operating income.  JBT operating income for the nine months ended September 30, 2004 was $74.4 million, compared with $31.6 million in 2003.  The operating ratio of the JBT segment was 89.1% in 2004 and 94.9% in 2003.

JBI segment revenue increased 16%, to $789 million during the nine months ended September 30, 2004, compared with $682 million in 2003.  If the amount of fuel surcharge revenue was excluded from both the 2004 and 2003 periods, the increase in JBI revenue would have been 14%.  This increase in revenue was primarily due to an approximate 11% increase in load volume and a 1.9% increase in revenue per loaded mile, excluding fuel surcharges.  Operating revenue per load in 2004 increased about 2.9% over the comparable period of 2003.  Operating income of the JBI segment rose to $93.9 million in the nine months ended September 30, 2004, compared with $65.8 million in 2003.  The operating ratio of the JBI segment was 88.1% in 2004 and 90.3% in 2003.  In addition to higher volumes and rate increases, 2004 operating income was enhanced by lower maintenance and equipment ownerships costs.

DCS segment revenue grew 11%, to $558 million in 2004, from $501 million in 2003.  If fuel surcharge revenue was excluded from both the 2004 and 2003 periods, the increase in DCS revenue would have been 10%.  This increase in DCS segment revenue was driven by a 6% increase in net revenue per tractor, excluding fuel surcharges and a 3% increase in the size of the average tractor fleet.  Operating income of our DCS segment climbed to $51.0 million in 2004, from $30.5 million in 2003.  The DCS operating ratio was 90.9% in 2004 and 93.9% in 2003.  Improvements in operating income were driven by better tractor utilization, improved productivity and pricing, reduced workers’ compensation and maintenance expenses, and lower start-up costs associated with new business.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30
	Percentage of Operating Revenues		Percentage Change Between Periods
	2004	2003	2004 vs. 2003

Operating revenues	100.0%	100.0%	12.4%
Operating expenses
Salaries, wages and employee benefits	30.4%	32.6%	4.8%
Rents and purchased transportation	32.8	32.6	13.4
Fuel and fuel taxes	10.2	9.7	17.3
Depreciation and amortization	5.5	6.3	(1.6)
Operating supplies and expenses	4.6	5.1	1.8
Insurance and claims	2.2	2.7	(11.8)
Operating taxes and licenses	1.3	1.4	7.9
General and administrative expenses, net of gains	1.2	1.5	(4.8)
Communication and utilities	0.9	1.0	(2.4)
Total operating expenses	89.1	92.9	7.8
Operating income	10.9	7.1	72.1
Interest expense	(0.3)	(0.8)	(63.9)
Equity in loss of associated companies	(0.1)	—	238.3
Earnings before income taxes	10.5	6.3	89.6
Income taxes	4.2	2.4	99.4
Net earnings	6.3%	3.9%	83.4%

Consolidated Operating Expenses

Total operating expenses during the nine month period ended September 30, 2004 increased 7.8% over the comparable period of 2003.  The total cost of salaries, wages and employee benefits increased 4.8% in 2004.  However, this expense category declined to 30.4% of operating revenues in 2004, from 32.6% in 2003.  While we experienced some increases in certain salary, wages and benefit costs during the nine months ended September 30, 2004, the primary reasons for this expense category decline as a percentage of revenue were higher revenue per loaded mile, continued growth of Intermodal volume and growth of our IC fleet.  Rents and purchased transportation costs rose 13.4% in 2004, primarily due to additional funds paid to railroads and drayage companies, related to JBI business growth, and to the continued expansion of our IC fleet.

The 17.3% increase in fuel and fuel taxes was primarily a result of fuel prices averaging about 15% higher in 2004 and an approximate 2% decline in miles per gallon.  The higher fuel costs in 2004 were substantially recovered through additional fuel surcharges billed to our customers.  While rapid changes in fuel cost per gallon may result in certain timing differences of fuel costs and fuel surcharges between accounting periods, we have been able to recover the majority of our higher 2004 fuel cost per gallon.  The net impact of increased fuel costs, offset by higher fuel surcharge revenue, decreased earnings per share by about $.02 during the nine months ended September 30, 2004.

The 7.9% increase in operating taxes and licenses reflects a slight increase in the size of the tractor fleet and higher state licensing fees.  The 4.8% decline in general and administrative expense was partly due to significantly lower bad debt expense in 2004, partly offset by higher driver advertising and recruiting expenses.  In addition, net gains and losses on asset dispositions are included in the general and administrative expense category.  We generated a net $149,000 gain during the nine months ended September 30, 2004, compared with a net $1.2 million loss in 2003.  Net interest expense declined significantly in 2004 due to lower debt levels.  We increased our effective income tax rate to 40.5% in 2004, from 38.5% in 2003, primarily due to our higher level of earnings, the suspension during the fourth quarter of 2003, of recording certain non-cash tax benefits associated with the sale and leaseback transactions, and the driver per diem plan.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for TPI.

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $290.2 million during the nine month period ended September 30, 2004, compared with $251.1 million for the same period of 2003.

The significant increase in 2004 net cash provided by operating activities, relative to 2003, resulted from substantially higher net earnings, deferred income taxes, tax benefits recognized from stock option transactions and some timing differences in accrued payroll and other accrued expenses.  An increase in trade accounts receivable and a decline in accounts payable in 2004, relative to 2003, partly offset the increase in net cash provided.

Net cash used in 2004 investing activities was $182.6 million, compared with $109.7 million in 2003.  This change was primarily a result of increased capital spending for revenue equipment.  Net cash of $127.1 million was used in financing activities during the first nine months of 2004, compared with $128.9 million in 2003.  Cash was used during the current period to reduce debt and to repurchase all of our tractors remaining on capital lease arrangements.  In addition, $4.8 million was used to pay dividends.  We re-initiated payment of a quarterly dividend in May of 2004.

Selected Balance Sheet Data

	As of
	September 30, 2004	December 31, 2003	September 30, 2003
Working capital ratio	1.34	.99	1.04

Current maturities of long-term debt and current installments of obligations under capital leases (millions)	$50	$172	$195

Total debt and obligations under capital leases (millions)	$50	$172	$205

Total debt to equity	.06	.24	.30

Total debt as a ratio to total capital	.06	.20	.23

Our current working capital ratio reflects the fact that all of our debt is current as of September 30, 2004.  We currently plan to pay off all of our remaining debt obligations as they mature later this year.  We expect these funds to be generated from operating activities.

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

Net capital expenditures were $194.5 million during the first nine months of 2004 compared with $110.7 million for the same period of 2003.  We are currently committed to spend approximately $87 million to purchase revenue equipment and construct new facilities, net of $29 million expected proceeds from equipment sales or trade-in allowances.

We paid $95 million to retire senior notes payable, as scheduled, in September 2004.  We are authorized to borrow up to $150 million under our current revolving line of credit and had $40 million outstanding on this line at September 30, 2004.  This line of credit expires on November 14, 2005.  We believe that our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations
	As of September 30, 2004
	Amounts Due by Period
	(dollars in millions)
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years
Operating leases	$181	$72	$82	$23	$4
Revolving credit facility	40	40	—	—-	—
Senior and subordinated notes payable	10	10	—	—	—
Subtotal	231	122	82	23	4
Commitments to acquire revenue equipment, net of $29 million of expected proceeds from sales or trade-in allowances	73	73	—	—	—
Facilities	14	14	—	—	—
Total	$318	$209	$82	$23	$4

	Financing Commitments Expiring By Period
	As of September 30, 2004
	(dollars in millions)
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years

Revolving credit arrangements	$150	—	$150	—	—
Standby letters of credit	20	20	—	—	—
Total	$170	$20	$150	—	—

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

•                  The truckload industry is currently experiencing a shortage of qualified drivers and independent contractors.  We have increased a number of our driver pay rates in order to attract and retain additional drivers.  If we are unable to attract and retain an adequate supply of drivers, we could be required to pay significantly higher levels of compensation, limit our growth during certain time periods or allow trucks to sit idle.

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

•                  As previously reported, we had a $13.6 million note receivable from Transportacion Maritima Mexicana (TMM) related to the sale of our share of a Mexican joint venture.  During the current quarter, we exchanged our TMM note for marketable securities, which we subsequently sold for cash in the open market.  These transactions had no net impact on our net earnings.  At September 30, 2004, our remaining receivable balance from TMM is approximately $1.8 million.

•                  The IRS has proposed to disallow the tax benefits associated with certain sale- and-leaseback transactions.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 income tax returns.  We have received an IRS Notice of Proposed Assessment, which disallows the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have been notified by the IRS Appeals Division that they intend to have the examining agent request more information from us and develop certain technical arguments we raised in defending our position.  The examining agent has not yet contacted us and no specific timeframe has been given for the completion of this additional information request.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90-day letter, also known as a Notice of Deficiency.  A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  We estimate our maximum earnings exposure to be $34 million, which represents the tax benefits realized through December 31, 2002, plus estimated accrued interest through September 30, 2004.  This exposure would result if the IRS succeeded in disallowing 100% of the tax benefits from this transaction.

•                  As previously reported, the Burlington Northern Santa Fe (BNSF) railroad and J.B. Hunt are currently engaged in an arbitration process to clarify certain financial and operating terms in our Joint Service Agreement (JSA).  BNSF provides a significant amount of rail transportation services to our Intermodal business segment.  The JSA is an agreement between BNSF and us, which was signed in 1996, and defines a number of financial and operating arrangements relative to our Intermodal business.  According to the JSA, any amounts due us or payable to BNSF, determined through the arbitration process, could be retroactive to July 7, 2004.  At this time, we are unable to reasonably predict the outcome of this arbitration process and, as such, no gain or loss contingency can be determined or recorded.  Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments continues on a timely basis.

•                  As previously discussed, the United States Court of Appeals for the District of Columbia issued a decision in July 2004, rejecting the new hours-of-service (HOS) rules, which were newly effective in January 2004.  The new HOS rules had been announced by the Federal Motor Carrier Safety Administration (FMSCA) in April 2004 and were effective in January 2004.  The Court’s rejection was based on concerns regarding driver’s health, as well as other issues such as driving time, rest periods and monitoring compliance.  On September 30, 2004, the current HOS rules were extended for one year or the time at which the FMCSA develops a set of new rules.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of our use of short-term revolving lines of credit.  From time to time we utilize interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at September 30, 2004.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on our results of operations based on variable rate debt outstanding at September 30, 2004.  At September 30, 2004, the fair value of our fixed rate long-term obligations approximated carrying value.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2004.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from its foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

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
On October 18, 2004 we filed a current report on Form 8-K announcing our financial results for the third quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29th day of October, 2004.

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