Form 10-K
period 2004-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2005-03-11
CIK 728535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended	Commission file number
December 31, 2004	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

615 J.B. Hunt Corporate Drive Lowell, Arkansas	72745
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(479) 820-0000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     Yes ☒   No ☐

The aggregate market value of 54,917,894 shares of the registrant’s $.01 par value common stock held by non-affiliates of the registrant as of January 31, 2005, was $2.423 billion (based upon $44.12 per share being the closing sale price on that date, as reported by NASDAQ).  In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2005:   81,029,821.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of the Stockholders, to be held April 21, 2005, are incorporated by reference into Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Calendar Year Ended December 31, 2004

Table of Contents

PART I
Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Executive Officers of the Registrant

PART II
Item 5.	Market for Registrant’s Common Stock and Related Security Holder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

FORWARD-LOOKING STATEMENTS

This report, including documents which are incorporated by reference, and other documents which we file periodically with the Securities and Exchange Commission (SEC), contains statements that may be considered to be “forward-looking statements.”  Such statements relate to our predictions concerning future events or operations and are within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution.  These statements are based on our belief or interpretation of information currently available.  Stockholders and prospective investors are cautioned that actual results and future events may differ materially from the forward-looking statements as a result of many factors.  Some of the factors and events that are not within our control and that could have a material impact on future operating results include:  general economic and business conditions, competition and competitive rate fluctuations, cost and availability of diesel fuel, ability to attract and retain qualified drivers, a loss of one or more major customers, interference with or termination of our relationships with certain railroads, insurance costs and availability, claims expense, retention of key employees, terrorist attacks or actions, acts of war, adverse weather conditions, new or different environmental or other laws and regulations, increased costs for new revenue equipment or decreases in the value of used equipment and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.

You should understand that many important factors, in addition to those listed above, could impact us financially.  Our operating results may fluctuate as a result of these and other risk factors or events as described in our filings with the SEC.  Some important factors that could cause our actual results to differ from estimates or projections contained in the forward-looking statements are described under “Risk Factors” in Item 7.  We assume no obligation to update any forward-looking statement to the extent we become aware that it will not be achieved for any reason.

PART I

ITEM 1.   BUSINESS

Overview

We are one of the largest surface transportation companies in North America.  J.B. Hunt Transport Services, Inc. (JBHT) is a publicly held holding company, which together with our wholly owned subsidiaries and associated companies provides a wide range of transportation services to a diverse group of customers throughout the continental United States, Canada and Mexico.  We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983.  Our service offerings include transportation of full truck-load containerizable freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors.  We also manage and provide tailored, technology-driven freight services which may employ equipment and transportation services provided by all major North American rail carriers, an associated logistics company or by unrelated third parties in the industry.

Our business operations are primarily organized through three distinct, but complementary, business segments.  These segments include full truck-load dry-van (JBT), intermodal (JBI) and dedicated contract services (DCS).  In addition, we operated a logistics business segment from 1992 until mid-2000.  Effective July 1, 2000, we, along with five other publicly held transportation companies, contributed our logistics business to a new, commonly owned company, Transplace, Inc.  For the calendar year ended December 31, 2004, our consolidated revenue totaled $2.8 billion.  Of this total, $1.12 billion, or 40%, was generated by our JBI business segment.  Our JBT segment generated $928 million, or 33%, of total revenue and DCS represented $760 million, or 27%.

Additional general information about us is available from our Internet website at www.jbhunt.com. We make a number of reports and other information available free of charge on our website including our annual report on Form 10-K, our quarterly reports on Form 10-Q, as well as earnings releases.  Our website also contains corporate governance guidelines, codes of conduct, our whistleblower policy, committee charters for our board of directors and officer certifications of our filings with the SEC.

Business Strategy

We seek to add value to each of our customer’s supply chain by providing superior service at competitive rates while controlling or minimizing our customers’ costs through network density, transportation mode conversion and dedicated fleets.  We believe that our operating strategy can add value to customers and increase our profits and returns to stockholders.

Recent Focus

During the past four years, we have taken significant steps to re-establish a primary focus on the profitability of our three business segments.  In each segment we have implemented capacity management decision-making processes that result in the deployment of our assets where we believe they will generate more profit.  We continually seek to replace less-profitable freight with higher-margin freight and lanes.  Selective pricing actions and ensuring that we properly charge for all services provided have also been areas of major focus.  We have also worked to ingrain safety into our corporate culture, which has reduced our accident and injury costs during 2003 and 2004.

JBT Segment

Our primary transportation service offerings classified in this segment include full truck-load, dry-van freight which is predominantly transported utilizing company-controlled tractors.  We pick up our freight at the dock or specified location of the shipper and transport the load directly to the location of the consignee.  Most of our loads are transported entirely by our company-owned tractors and employee drivers, or by independent contractors (ICs) who agree to transport freight in our trailers.  We also assign freight to be handled by third-party motor carriers other than ICs.  Typically, in these cases, the charges for the entire movement are billed to the customer by us, and we, in turn, pay the third party for their portion of the transportation services provided.

We operate utilizing certain Canadian authorities, allowing us to transport freight to and from all points in the continental United States to Quebec, British Columbia and Ontario.  We have authorization to operate directly in all the Canadian provinces, but to date we have served limited points in Canada, primarily through interchange operations with Canadian motor carriers.  We operated our JBT and JBI segments in combined fashion in periods prior to January 1, 2000.  This combined operation was reported as Van/Intermodal (“Van”) in prior periods.  In late 2000, we began utilizing ICs in the JBT segment and at December 31, 2004, we had 1,113 ICs operating in the JBT segment.  JBT gross revenue for calendar year 2004 was $928 million, compared with $841 million in 2003.  At December 31, 2004, the JBT segment operated 4,280 company-controlled tractors and employed 5,846 people, 4,866 of whom were drivers.

JBI Segment

The transportation service offerings of our JBI segment utilize agreements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada and Mexico.  Our JBI segment began operations in 1989 with a unique partnership with the former Santa Fe Railway (now the Burlington Northern Santa Fe), a watershed event in the industry and the first agreement that linked major rail and truck-load carriers in a joint marketing environment.  Essentially, JBI draws on the intermodal (also known as “container on flatcar”) services of rail carriers for the underlying linehaul movement of its equipment and performs the pickups and deliveries (“drayage”) for customers at the origin and destination rail terminal locations. We may directly provide the drayage service at either the origin or destination rail ramp utilizing our company-controlled tractors, or we purchase these services from third parties.  JBI provides seamless coordination of the rail and over-the-road transport movements for our customers and delivers single billing for the complete door-to-door service.

Our intermodal program has grown from 20 loads in late 1989 to nearly 582,000 in 2004.  JBI operates more than 22,000 company-controlled containers system wide.  The entire fleet is comprised of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality.  JBI also manages a fleet of 1,192 tractors and 1,535 drivers in support of intermodal operations.  At December 31, 2004, the total JBI employee count was 1,759, including 1,535 drivers.  Gross revenue for the JBI segment in calendar year 2004 was $1.12 billion, compared with $936 million in 2003.  As we have previously reported, we are engaged in an arbitration process with Burlington Northern Santa Fe Railroad to clarify certain terms of our Joint Service Agreement.  See  “Risk Factors” in Item 7 of this Form 10-K.

DCS Segment

Since 1992, we have offered dedicated contract carriage as a service option.  DCS segment operations specialize in the design, development, and execution of customer specific fleet solutions.  Capitalizing on advanced systems and technologies, DCS offers transportation engineering solutions that support private fleet conversion, dedicated fleet creation and transportation system augmentation.  DCS operations typically provide customized services that are governed by long-term contracts and currently include dry-van, flatbed, temperature-controlled and local operations.

DCS operations focus on reducing costs and enhancing customer value through leveraging the JBHT network for backhaul repositioning freight.  Network freight may be used to reposition equipment near outbound domiciles, thereby reducing inefficient empty miles and system cost.  DCS also frequently finds synergy in shared resources with the JBT and JBI segments, including terminals, drivers, maintenance shops, bulk fuel locations, and trailer pools providing further economies of scale.  DCS gross revenue for calendar year 2004 was $760 million, compared with $671 million in 2003.  In early 2004, we began utilizing ICs in the DCS segment and at December 31, 2004, we had 188 ICs operating in the DCS segment.  At December 31, 2004, the DCS segment operated 4,679 company-controlled and 178 customer-owned tractors, and employed 5,733 people,  5,082 of whom were drivers.

Logistics Business and Associated Company

We officially began offering transportation logistics services in 1992 through a wholly owned subsidiary, J.B. Hunt Logistics (JBL).  JBL services frequently included an arrangement whereby a shipper might outsource a substantial portion of its entire distribution and transportation process to one organization.  The JBL segment business included a wide range of comprehensive transportation and management services, including experienced professional managers, information and optimization technology and the actual design or redesign of system solutions.  A new logistics customer or service arrangement frequently required a significant amount of up-front analysis and design time, during which alternatives were considered and custom systems and software were developed.  Effective July 1, 2000, we contributed substantially all of our JBL segment business, all related intangible assets and $5 million of cash to a newly formed company, Transplace, Inc. (TPI).

TPI is an Internet-based global transportation logistics company.  TPI commenced operations in July 2000 and initially included substantially all of the logistics business of JBHT, Covenant Transport, Inc., Swift Transportation Co., Inc., U.S. Xpress Enterprises, Inc., and Werner Enterprises, Inc.  TPI gross revenue for calendar year 2004 was $705 million, compared with $655 million in 2003.  We initially had an approximate 27% ownership interest in TPI.  In November 2002, we agreed to purchase a portion of Werner Enterprises, Inc.’s (Werner) ownership interest in TPI.  Effective January 1, 2003, our interest in TPI increased from 27% to 37% and Werner’s interest declined from 15% to 5%.  The financial results of TPI are included on a one-line, non-operating item included on our Consolidated Statements of Earnings entitled “Equity in loss of associated companies.”

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

As previously reported, we sold our joint venture interest in Mexico to TMM during the first quarter of 2002 in exchange for $22.5 million, including a $18.1 million note receivable.  We have received approximately $18.0 million of principal and interest related to this note.  At December 31, 2004, we have a $1.7 million account receivable from TMM and expect to receive these remaining funds during the first quarter of 2005.  These transactions have had no net impact on our earnings.  We still provide transportation services to and from Mexico primarily by utilizing the services of a variety of Mexican carriers.

Marketing and Operations

We transport, or arrange for the transportation of, a wide range of freight, including forest and paper products, building materials, general merchandise, food and beverages, chemicals and automotive parts.  Our customer base is extremely diverse and includes a growing list of Fortune 500 companies.  Our ability to offer multiple services, utilizing our three business segments and a full complement of logistics services through third parties, represents a competitive advantage.  We have been reasonably successful providing a broad range of transportation services to larger shippers that seek to use a limited number of “core” carriers.  Our largest customer in 2004 was Wal-Mart Stores, Inc., which accounted for approximately 15% of our total revenue.

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

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people.  As of December 31, 2004, we had approximately 15,850 employees, including 11,483 company drivers.  We also had arrangements with 1,301 ICs to transport freight in our trailing equipment.  In addition, we employed 1,072 mechanics and 3,295 office personnel at the end of 2004.  None of our employees are represented by unions or covered by collective bargaining agreements.

Our industry has periodically had a difficult time attracting and retaining enough qualified truck drivers.  It is also common for the driver turnover rate of individual carriers to exceed 100%.  It has been our practice during the past few years to compensate our drivers at an above-average level in order to attract a high caliber of experience and minimize turnover.  During 2004, we increased company driver and IC compensation in order to attract and retain an adequate supply of qualified drivers.  While we have, to date, not experienced significant operational disruptions due to driver shortages, we expect costs to recruit, train and retain company drivers and ICs will continue to rise in the foreseeable future.

Revenue Equipment

As of December 31, 2004, we operated 10,151 company-controlled tractors.  In addition, our 1,301 contracted ICs operate their own tractors, but transport freight in our trailing equipment.  We operate with standardized tractors in as many fleets as possible, particularly in our JBT and JBI fleets.  Based on customer preference and the actual business application, our DCS fleet is more diversified.  We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers and lowers maintenance expense.  At December 31, 2004, the average age of our combined tractor fleet was 2.0 years, our trailers were 4.1 years old and our containers were 6.4 years old.  We perform routine servicing and preventative maintenance of our equipment at most of our regional terminal facilities.

We typically operate newer revenue equipment in our JBT segment to minimize downtime and maximize utilization.  However, during 2003, the age of our JBT tractor fleet increased, primarily due to our decision to delay trades.  Our JBI segment utilizes high-cube containers, which can be separated from the chassis and double-stacked on rail cars.  We are currently in the process of expanding our container fleet and reconditioning our chassis fleet.  The composition of our DCS trailing fleet varies with specific customer requirements and may include dry-vans, flatbeds, temperature-controlled, curtain-side vans, or even straight trucks.

Effective October 1, 2002, the Environmental Protection Agency (EPA) required that most newly manufactured heavy-duty tractor engines comply with certain new emission standards.  In November 2002, we ordered approximately 2,100 new tractors, primarily for our JBI and DCS fleets, which were equipped with Mercedes engines.  These engines were exempt from the EPA’s October 1, 2002, rules.  Except for these new tractors, which were utilized primarily for local and regional operations, we limited our new tractor purchases while we tested a limited number of the new engines.  In late 2003, we commenced receiving new tractors with the 2002 EPA-compliant engines.  At December 31, 2004, approximately 4,870 of our company-controlled fleet consisted of tractors with these compliant engines.  In addition to higher initial purchase prices, these tractors also experience an approximate 3% to 5% reduction in fuel efficiency.  We are uncertain if future maintenance costs will be higher, on the average, for these tractors as they age.  We do anticipate continued increases in tractor ownership costs and fuel costs as regular replacements and additions increase the percentage of our fleet with these newer engines.  In addition higher worldwide steel prices have resulted in increased acquisition costs for new revenue equipment.  A new set of proposed fuel-emission standards mandated by the EPA is expected to become effective in 2007.  We are unable to predict the impact these proposed standards will have on our future operations and financial results.

Competition

According to the American Trucking Associations (ATA), all modes of domestic freight carriers in the United States generated approximately $610 billion of revenue in 2003.  Of this total, truck transportation represented about 87%, or $531 billion.  ATA also estimated that approximately 54% of the nation’s 2003 truck revenue related to for-hire carriers, while 46% related to private carriers.  As of July 2004, there were more than 573,000 private, for-hire, U.S. Mail and other U.S. interstate motor carriers on file with the Federal Motor Carrier Safety Administration (FMCSA).  The top ten for-hire truck-load carriers only generate about 3% of the total revenue in this segment, and we represent approximately 1% of this segment’s revenue.  The market in which we compete is frequently referred to as highly fragmented and includes thousands of carriers, many of which are very small.  While we compete with a number of smaller carriers on a regional basis, only a limited number of companies represent competition in all markets across the country.

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

Effective January 4, 2004, the FMCSA, which is a separate administration within the DOT, changed the regulations that govern driver hours of service.  These new rules were the most significant changes to driver hours of service in more than 40 years.  In general, the new rules allow a driver to drive for up to 11 consecutive hours, instead of 10, but require 10 hours of off-duty time, rather than 8, and reduce the total number of driving hours to 14 in a 24-hour period, compared to 15 under the old rules.  In addition, more off-duty “sleeper berth” time is required before on-duty time is allowed.  In July 2004, the United States Court of Appeals for the District of Columbia rejected the new hours-of-service (HOS) rules, which had been newly effective in January 2004.  The Court’s rejection was based on concerns regarding driver’s health, as well as other issues such as driving time, rest periods and monitoring compliance.  In September 2004, the current HOS rules were extended for one year or the time at which FMCSA develops a set of new rules.  In February 2005, the Bush administration proposed legislation that would convert the current HOS regulations into statutory law, a move that would keep the current rules in effect despite the Court of Appeals action to overturn them.  We cannot predict the final resolution of this rules action.  However, if the current HOS rules remain in effect, we do not anticipate a significant adverse effect on our operations or earnings.

ITEM 2.   PROPERTIES

Our corporate headquarters are in Lowell, Arkansas.  We occupy a number of buildings in Lowell which we utilize for administrative support, data center, primary customer service and freight dispatch.  We maintain a backup data center for disaster recovery, maintenance shop and driver operations facility in Lowell.  In June 2004, we commenced construction of a new, approximate 110,000 square foot office building located adjacent to our existing corporate office in Lowell, Arkansas.  We anticipate occupying this new building during the third quarter of 2005.  We also own or lease other significant facilities where we perform maintenance on our equipment, provide bulk fuel and employ personnel to support operations.  In addition to our principal properties listed below, we lease a number of small offices and parking yards throughout the country which support our customers’ business needs.

A summary of our principal facilities follows:

Location	Acreage	Maintenance Shop (square feet)	Office Space (square feet)
Atlanta, Georgia	28	29,800	10,400
Cedar Rapids, Iowa	12	28,500	4,500
Chicago, Illinois	27	50,000	14,000
Columbus, Ohio	10	28,100	8,500
Concord, North Carolina	6	12,200	—
Dallas, Texas	14	24,000	7,800
East Brunswick, New Jersey	19	20,000	3,200
Houston, Texas	21	24,700	7,200
Kansas City, Missouri	10	31,000	6,700
Louisville, Kentucky	14	40,000	10,000
Little Rock, Arkansas	24	29,200	7,200
Lowell, Arkansas (corporate headquarters)	59	—	150,000
Lowell, Arkansas	42	50,200	14,000
Lowell, Arkansas (office and data center)	2	—	20,000
Lowell, Arkansas (office)	2	—	20,000
Memphis, Tennessee	10	26,700	8,000
Niles, Ohio	5	9,500	—
Phoenix, Arizona	15	15,200	5,300
Portland, Oregon	8	20,000	3,300
San Bernardino, California	9	18,300	9,300
South Gate, California	12	25,000	5,500
Stockton, California	7	10,600	3,500
Syracuse, New York	13	19,000	8,000

ITEM 3.   LEGAL PROCEEDINGS

We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of claims and pending litigation will not have a material adverse effect on our financial condition or our results of operations.

As mentioned above, we are currently engaged in an arbitration process with Burlington Northern Santa Fe Railroad to clarify certain terms of our Joint Service Agreement.  See “Risk Factors” in Item 7 of this Form 10-K.

The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions.  See “Risk Factors” in Item 7 of this Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2004 to a vote of security holders.

Executive Officers of the Registrant

Information with respect to our executive officers is set forth below:

Name	Age	Position with JBHT	Executive Officer Since

Wayne Garrison	52	Chairman of the Board; Director	1979

Johnelle D. Hunt	73	Secretary; Director	1972

Kirk Thompson	51	President and Chief Executive Officer; Director	1984

Paul R. Bergant	58	Executive Vice President, Marketing and Chief Marketing Officer	1985

Bob D. Ralston	58	Executive Vice President, Equipment and Properties	1989

Jerry W. Walton	58	Executive Vice President, Finance and Administration and Chief Financial Officer	1991

Craig Harper	47	Executive Vice President, Operations and Chief Operations Officer	1997

John N. Roberts III	40	Executive Vice President and President, Dedicated Contract Services	1997

Kay J. Palmer	41	Executive Vice President and Chief Information Officer	1999

On December 23, 2004, Mr. J.B. Hunt, founder and Senior Chairman of the Board, announced that he was stepping down as Senior Chairman and as a member of the Board of Directors effective December 31, 2004.  Mr. Hunt had been an executive officer since 1961.

On December 23, 2004, Mr. Gene George, who was an original investor and founding Director of the Company, also announced that he was retiring effective December 31, 2004.  Mr. George had been a Director for 43 years.

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

	2004		2003
Period	High	Low	High	Low
1st Quarter	$29.45	$25.29	$15.55	$11.62
2nd Quarter	38.97	28.12	19.70	13.36
3rd Quarter	39.65	31.76	27.60	18.85
4th Quarter	45.30	35.84	28.74	23.75

On January 31, 2005, the high and low sales prices for our common stock as reported by the NASDAQ were $44.18 and $42.52, respectively. As of January 31, 2005, we had 1,324 stockholders of record.

From time to time, our Board of Directors authorizes the repurchase of our common stock.  We did not repurchase any of our common stock during the years 2002 through 2004.  As previously announced in December 2004, our Board authorized the purchase of up to $100 million of our common stock during the next year.  We commenced repurchases of our common stock in January 2005.

Dividend Policy

We paid quarterly dividends during calendar year 1999 and in a number of years prior to 1999.  In early 2000, we announced a decision to discontinue dividend payments.  In April 2004, we re-initiated a quarterly cash dividend of $.03 per share.  This re-initiation was based on our lower debt levels and improving cash flows.  We also paid a cash dividend of $.03 per share in July and October 2004.  In December 2004, we announced an increase in our quarterly cash dividend from $.03 to $.12.  Our first $.12 per share dividend was paid on February 18, 2005, to stockholders of record on January 31, 2005.  We currently intend to continue paying cash dividends on a quarterly basis.  However, no assurance can be given that future dividends will be paid, since such payments are dependent on earnings, cash flows and other factors.

Equity Compensation Plan Information

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
	(A)	(B)	(C)

Equity compensation plans approved by security holders	6,920,084	$14.31	1,046,944

Equity compensation plans not approved by security holders	—	—	—

Total	6,920,084	$14.31	1,046,944

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)

Years Ended December 31	2004	2003	2002	2001	2000
Operating revenues	$2,786.2	$2,433.5	$2,247.9	$2,100.3	$2,160.4
Operating income	310.2	185.6	101.0	72.2	63.4
Net earnings (1)	146.3	95.5	51.8	32.9	36.1
Basic earnings per share (1)	1.81	1.20	.68	.46	.51
Diluted earnings per share (1)	1.75	1.17	.66	.46	.51
Cash dividends per share	.09	—	—	—	.03
Total assets	1,491.7	1,356.2	1,322.7	1,261.2	1,237.8
Long-term debt and lease obligations	—	—	219.0	353.6	300.4
Stockholders’ equity	860.9	703.1	590.5	458.3	417.8

(1)  Reflects $33.6 million reserve, including accrued interest expense in 2004, and $7.7 million reversal of non-cash tax benefit in 2003.  See “Risk Factors” in Item 7.

Percentage of Operating Revenue

Years Ended December 31	2004	2003	2002	2001	2000
Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	29.8	32.5	36.4	37.6	35.6
Rents and purchased transportation	33.5	32.8	31.1	28.8	32.1
Fuel and fuel taxes	10.4	9.6	9.4	10.8	11.3
Depreciation and amortization	5.4	6.2	6.5	6.8	6.2
Operating supplies and expenses	4.5	4.9	5.8	6.9	6.1
Insurance and claims	2.0	2.6	2.5	2.0	1.8
Operating taxes and licenses	1.3	1.4	1.4	1.6	1.5
General and administrative expenses, net of gains	1.4	1.4	1.3	0.9	1.3
Communication and utilities	0.8	1.0	1.1	1.2	1.2
Total operating expenses	88.9	92.4	95.5	96.6	97.1
Operating income	11.1	7.6	4.5	3.4	2.9
Interest income	0.1	0.1	0.1	0.1	—
Interest expense	0.3	0.8	1.2	1.4	1.1
Equity in loss (earnings) of associated companies	0.1	—	0.1	—	(0.2)
Earnings before income taxes	10.8	6.9	3.3	2.1	2.0
Income taxes (1)	5.5	3.0	1.0	0.5	0.3
Net earnings	5.3%	3.9%	2.3%	1.6%	1.7%

(1)  Reflects $33.6 million reserve, including accrued interest expense in 2004, and $7.7 million reversal of non-cash tax benefit in 2003.  See “Risk Factors” in Item 7.

The following table sets forth certain operating data.

Years Ended December 31	2004	2003	2002	2001	2000
Total loads	2,883,504	2,857,176	2,847,377	2,565,915	2,697,582
Average number of company-operated tractors during the year	10,042	10,293	10,712	10,710	10,055
Company tractors operated (at year end)	10,151	9,932	10,653	10,770	10,649
Independent contractors (at year end)	1,301	994	679	336	16
Trailers/containers (at year end)	48,317	46,747	45,759	44,318	44,330
Company tractor miles (in thousands)	943,064	943,054	981,818	1,022,677	1,000,127

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

YEAR IN REVIEW

Our financial results for calendar year 2004 represented the third consecutive year of record revenues and earnings driven by strong performance from each of our segments.  Our 2004 net earnings of $146.3 million, or $1.75 per diluted share, were up 53% over the $95.4 million, or $1.17 per diluted share, earned in 2003.  While each of our three business segments contributed to our higher levels of profitability, the increase in operating income in the JBT segment was most evident.  A significant part of the increased JBT operating income in 2004 was a result of our continued focus on capacity management.  Capacity management is a continuous process of reviewing our freight to determine whether business which is generating low or negative margins can be replaced by different business with better margins.  We also are continuing to analyze our business to ensure we are charging for all services provided.  Primarily due to our capacity management actions and rate increases required to offset certain non-fuel cost increases, our 2004 JBT segment revenue per loaded mile, excluding fuel surcharges (FSC), rose 8.7% over 2003.

During 2004, we also focused on revenue per load, revenue per mile and revenue per tractor per day in our JBI and DCS business segments.  Primarily due to our focus on rate increases and capacity management, we were able to increase 2004 revenue per loaded mile, excluding FSC, by 3.4% in our JBI segment and net revenue per tractor per week by 6.0% in our DCS segment.  These increases significantly contributed to our higher net earnings in 2004.

Our increase in consolidated 2004 net earnings was also a result of significantly lower insurance, claims and workers’ compensation costs.  We have continued to ingrain safety into our company culture and ask each of our drivers and other employees to make safety a daily priority.  Our 2004 combined insurance claims and workers’ compensation expense declined approximately $23 million from 2003 and increased our current year earnings per diluted share by approximately $.13.

Our 2004 consolidated operating ratio (operating expenses divided by total operating revenues) was 88.9%, compared with 92.4% in 2003 and 95.5% in 2002.  The current year was the first time in over ten years that we have achieved an operating ratio for a full year below 90%.  We also paid off all of our remaining balance sheet debt and capital lease obligations in 2004.  We re-initiated paying a quarterly cash dividend in early 2004 and in December 2004, increased our quarterly dividend from $.03 to $.12 per share and announced plans to repurchase up to $100 million of our common stock.

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

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions and accidents and cargo claims.  Most insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  The amounts of self-insurance change from time to time based on certain measurement dates and policy expiration dates.  During 2004, we were self-insured for a portion of our claims exposure resulting from cargo loss, personal injury, property damage, workers’ compensation and health claims for amounts up to the first $2 million for auto accidents and $1 million for workers’ compensation claims.  These same levels of self-insurance are in effect for 2005.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims, analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss- development factors based on our historical claims experience.  In doing so, the recorded ultimate liability considers future claims growth and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  At December 31, 2004, we had approximately $19 million of estimated net claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2004, we had a prepaid insurance asset of approximately $58 million, which represented pre-funded claims and premiums.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.

Revenue Equipment

We operate a significant number of tractors, trailers and containers in connection with our business.  This equipment may be purchased or acquired under capital or operating lease agreements.  In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements.  Revenue equipment which is purchased is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  Equipment acquired under capital leases is initially recorded at the net present value of the minimum lease payments and amortized on the straight-line method over the lease term or the estimated useful life, whichever is shorter.  We had no revenue equipment under capital lease arrangements at December 31, 2004.

We have an agreement with our primary tractor supplier for guaranteed residual or trade-in values for certain new equipment acquired since 1999.  During the fourth quarter of 2003, we reviewed the useful lives and salvage values of our tractor fleet.  We have utilized the guaranteed trade-in values as well as other operational information, such as anticipated annual miles, in accounting for purchased and leased tractors.  If our tractor supplier was unable to perform under the terms of our agreement for guaranteed trade-in values, it could have a materially negative impact on our financial results.  We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment.  We have not identified any impairments to our existing assets.

Revenue Recognition

We recognize revenue based on the relative transit time of the freight transported.  Accordingly, a portion of the total revenue which will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period.

Segments

We operated three segments during calendar year 2004.  The operation of each of these businesses is described in footnote (11).  The following tables summarize financial and operating data by segment.

Operating Revenue by Segment

	For Years Ended December 31 (in millions of dollars)
	2004	2003	2002
JBT	$928	841	827
JBI	1,115	936	809
DCS	760	671	628
Subtotal	2,803	2,448	2,264
Inter-segment eliminations	(17)	(15)	(16)
Total	$2,786	2,433	2,248

Operating Income by Segment

	For Years Ended December 31 (in millions of dollars)
	2004	2003	2002
JBT	$103	49	27
JBI	131	91	55
DCS	75	45	20
Other	1	1	(1)
Total	$310	186	101

Operating Data By Segment

	For Years Ended December 31
	2004	2003	2002
JBT
Operating ratio	88.9%	94.1%	96.8%
Total loads	932,818	959,551	970,055
Revenue (excl. fuel surcharge) per tractor per week	$2,999	$2,739	$2,678
Length of haul in miles	543	535	556
Revenue per loaded mile (excl. fuel surcharge)	$1.659	$1.526	$1.443
Average number of tractors during the period	5,420	5,592	5,751
Tractors at end of period
Company owned	4,280	4,429	4,924
Independent contractor	1,113	994	679
Total tractors	5,393	5,423	5,603
Average effective trailing equipment usage *	14,852	14,979	15,591

JBI
Operating ratio	88.2%	90.3%	93.3%
Total loads	581,849	527,404	473,856
Net change in revenue per loaded mile (excl. fuel surcharge)	3.4%	0.7%	0.6%
Tractors at end of period	1,192	1,047	917
Average effective trailing equipment usage *	21,409	19,719	18,517

DCS
Operating ratio	90.2%	93.3%	96.9%
Revenue (excl. fuel surch. & pur. trans.) per tractor per week	$2,791	$2,644	$2,499
Average number of tractors during the period	4,892	4,669	4,732
Tractors at end of period	5,045	4,608	4,957
Average effective trailing equipment usage *	11,237	11,448	10,860

* Reflects average use of corporate-wide trailing equipment

RESULTS OF OPERATIONS

2004 Compared With 2003

Overview of 2004

Our consolidated net earnings for calendar year 2004 totaled a record $146 million. This compares with our previous record net earnings of $95 million in 2003.  Diluted earnings per share were $1.75 in 2004, also a record number, compared with $1.17 in 2003.  The average number of diluted shares outstanding in 2004 was approximately 2% higher than the comparable number in 2003.  Consolidated operating revenues were $2.79 billion in 2004, an increase of 14% over the $2.43 billion in 2003.

Each of our business segments contributed to our improved financial results in 2004.  While the overall economy and level of freight activity were not particularly strong during 2004, a number of factors contributed to our improved level of earnings.  We have continued our focus on capacity management, as well as individual load and lane profitability.  A number of new proprietary technology tools and increased management focus have allowed us to reduce the amount of unprofitable lanes and freight, and to properly charge for equipment and services provided to customers.  In addition, the levels of available capacity in the industry have been reduced by significant increases in insurance, fuel, equipment and driver compensation costs.  The availability of qualified drivers has also limited carriers’ ability to expand the size of their fleets.

JBT Segment

JBT segment gross revenue was $928 million in 2004, up 10% over the $841 million in 2003.  Higher fuel surcharge (FSC) revenue in 2004 impacted this comparison.  If the amount of FSC revenue was excluded from both years, 2004 JBT segment revenue rose 7.9% over 2003.  The average tractor count in 2004 declined 3.1% from 2003.  However, revenue per loaded mile, excluding FSC, was 8.7% above 2003, offsetting the decrease in the tractor fleet and enhancing operating income.  Current year revenue growth was also up approximately 2% from outsourced freight activity.

Operating income of the JBT segment rose to $103 million in 2004, from $49 million in 2003.  The significant increase in revenue per loaded mile, excluding FSC, accounted for the majority of this operating income improvement.  In addition, lower JBT accident and workers’ compensation costs positively impacted current year operating income.

JBI Segment

JBI segment gross revenue grew by 19%, to $1,115 million in 2004, from $936 million in 2003.  Higher FSC revenue in 2004 impacted this comparison.  If FSC revenue was excluded from both years, 2004 JBI segment revenue increased 15.8% over 2003.  A significant portion of this revenue growth was driven by a 10.3% increase in loads.  Revenue per loaded mile, excluding FSC, was 3.4% above 2003 levels.  The remaining portion of revenue growth was primarily a result of freight mix changes.

Operating income in the JBI segment increased to $131 million in 2004 from $91 million in 2003.  The increase in current year JBI operating income levels was partly a result of the higher revenue per loaded mile, excluding FSC, increased load volume and lower revenue equipment ownership costs, partly offset by higher rail and dray purchased transportation expenses.

DCS Segment

DCS segment revenue grew over 13% to $760 million in 2004 from $671 in 2003.  The higher level of FSC revenue in 2004 impacted this comparison.  If FSC revenue was excluded from both years, 2004 DCS segment revenue rose 10% over 2003.  The average number of trucks in the dedicated fleet increased nearly 5% in 2004.  The additional revenue growth in the current year was primarily a result of a 6% increase in net revenue per tractor.

Operating income increased 65% to $75 million in 2004 versus $45 million in 2003.  During 2004, we have conducted reviews of our underperforming dedicated accounts and identified opportunities to either improve margins or redeploy assets.  We have also implemented cost controls and raised rates as appropriate.  These efforts have improved our DCS segment operating ratio to 90.2% in 2004 from 93.3% in 2003.

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of Operating Revenue		Percentage Change Between Years
	2004	2003	2004 vs. 2003
Operating revenues	100.0%	100.0%	14.5%
Operating expenses:
Salaries, wages and employee benefits	29.8%	32.5%	4.8%
Rents and purchased transportation	33.5	32.8	16.6
Fuel and fuel taxes	10.4	9.6	24.2
Depreciation and amortization	5.4	6.2	(0.3)
Operating supplies and expenses	4.5	4.9	4.1
Insurance and claims	2.0	2.6	(13.8)
Operating taxes and licenses	1.3	1.4	5.4
General and administrative expenses, net of gains	1.4	1.4	10.7
Communication and utilities	0.8	1.0	(1.8)
Total operating expenses	88.9	92.4	10.2
Operating income	11.1	7.6	67.1
Interest income	0.1	0.1	(30.9)
Interest expense	0.3	0.8	(63.1)
Equity in loss of associated companies	0.1	—	255.9
Earnings before income taxes	10.8	6.9	80.2
Income taxes	5.5	3.0	69.4
Net earnings	5.3%	3.9%	88.4%

Consolidated Operating Expenses

Total operating expenses increased 10.2% in 2004 over 2003, while operating revenues increased 14.5%.  The combination of the change in these two categories resulted in our operating ratio improving by 350 basis points to 88.9% in 2004, from 92.4% in 2003.  As previously mentioned, increases in revenue per loaded mile, excluding fuel surcharges, and lower casualty and workers’ compensation claims costs were two of the more significant factors driving these changes.  We also increased the number of ICs in our JBT and DCS fleets to 1,301 at December 31, 2004, from 994 at the end of 2003.  When we replace company-operated tractors and driver employees with ICs, certain costs such as salaries, wages, employee benefits and fuel are reduced and other costs such as purchased transportation increase.

The expense category of salaries, wages and employee benefits declined to 29.8% of revenue in 2004 from 32.5% in 2003 and the total expense dollars only increased 4.8% from 2003, compared with the 14.5% increase in revenue.  While we did increase compensation levels for many of our drivers in 2004, these increases were partly offset by lower workers’ compensation costs.  The number of company drivers at December 31, 2004 was approximately equal to the number at the end of 2003.  The 16.6% increase in rents and purchased transportation was primarily due to additional funds paid to railroads and drayage companies, related to JBI business growth, and to the continued expansion of our IC fleets.

Fuel cost per gallon was approximately 21% higher in 2004 over 2003.  This increase in fuel costs and slightly lower fuel efficiency accounted for the 24.2% increase in fuel costs.  We have fuel surcharge programs in place with the majority of our customers that allow us to adjust charges relatively quickly when fuel costs change.  If fuel costs change rapidly, we may experience some financial impact from timing differences between financial reporting periods.  We were able to recover substantially all of our increased fuel costs experienced in calendar year 2004.  We currently have no contract or derivative programs in place to hedge changes in fuel costs.

The significant decline in insurance and claims expense was primarily due to lower accident and claims experience in 2004.  As mentioned above, we have made safety a primary focus item throughout our entire organization.  The category of general and administrative expenses includes driver recruiting and testing, legal and professional fees and bad debt expense.  Gains and losses on revenue equipment dispositions are also classified in the general and administrative category.  We experienced a net gain of approximately $402,000 on revenue equipment and other dispositions in 2004, compared with a $1.1 million loss in 2003.

Our net interest expense declined to $5.5 million in 2004 from $17.2 million in 2003.  We were able to continue reducing our debt and capitalized lease obligations during 2004 and paid off all our remaining balance sheet debt and capital leases as of December 31, 2004.  Our continued improvement in net earnings and strong cash flow allowed us to pay off this debt.  Our effective income tax rate was 51.6% in 2004, compared with 43.1% in 2003.  Income tax expense in 2004 reflects a contingent tax liability of $33.6 million, including accrued interest expense, related to certain sale-leaseback transactions that closed in 1999.  Income tax expense in 2003 reflected the reversal of $7.7 million of non-cash tax benefits taken in early 2003, related to these sale-leaseback transactions.  See Risk Factors for additional information on this matter.  Our 2004 and 2003 income tax rates are also higher than statutory federal and state rates, primarily due to our driver per diem plan.  This plan generates net benefits to most of our eligible drivers and to the Company.  However, it does result in an increase in our effective income tax rates.

We expect our effective income tax rate to be 38.5% for the calendar year 2005.

The “Equity in loss of associated company” item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).  Effective January 1, 2003, we increased our interest in TPI to approximately 37%, from 27% in 2002. JBHT’s financial exposure is limited to its approximate $5.3 million investment in TPI since we have not made any additional commitments or guaranteed any of TPI’s financial obligations.

2003 Compared With 2002

Overview of 2003

Our consolidated net earnings for calendar year 2003 totaled $95 million, after reversing $7.7 million of non-cash tax benefits, which resulted from a sale-and-leaseback transaction on intermodal trailing equipment.  This compares with our previous record net earnings of $52 million in 2002.  Diluted earnings per share were $1.17 in 2003, also a record number, compared with $0.66 in 2002.  The average number of diluted shares outstanding in 2003 was approximately 5% higher than the comparable number in 2002.  Consolidated operating revenues were $2.43 billion in 2003, an increase of 8% over the $2.25 billion in 2002.

Each of our business segments contributed to our improved financial results in 2003.  While the overall economy and level of freight activity were not particularly strong during 2003, a number of factors contributed to our improved level of earnings.  We continued our focus on capacity management, as well as individual load and lane profitability.  A number of new proprietary technology tools and increased management focus allowed us to reduce the amount of unprofitable lanes and freight, and to properly charge for equipment and services provided to customers.  In addition, significant increases in certain operating costs, such as insurance, fuel and equipment, reduced the level of capacity available in the industry.

JBT Segment

JBT segment gross revenue was $841 million in 2003, up 2% over the $827 million in 2002.  Higher fuel prices in 2003 and the resulting increase in fuel surcharge revenue accounted for this entire level of revenue growth.  The average tractor count in 2003 was down nearly 3% from 2002.  However, revenue per loaded mile, excluding fuel surcharges, rose 5.2% in 2003, more than offsetting the decline in the size of the fleet and enhancing operating income.

Operating income of the JBT segment rose to $49 million in 2003, from $27 million in 2002.  In addition to the higher revenue per mile, we implemented an accountable expense reimbursement plan (driver per diem plan) in early 2003.  This new plan benefited most of our eligible drivers and increased operating income.

JBI Segment

JBI segment gross revenue grew by 16%, to $936 million in 2003, from $809 million in 2002.  Revenue growth was due, in part, to a strong demand for our unique intermodal service offering which generated an 11% increase in number of loads year over year.  Freight mix changes also played an important role that led to improved revenue per load.

Operating income in the JBI segment increased to $91 million in 2003 from $55 million in 2002.  The JBI segment operating ratio improved by 300 basis points to 90.3% for 2003, compared to 93.3% for 2002.  These improved financial results were attributable to our investment in upgrading our tractor fleet and adding incremental containers, improved utilization of both drivers and equipment and a concentrated focus on yield management and revenue quality.

DCS Segment

DCS segment revenue grew approximately 7% to $671 million in 2003 from $628 in 2002.  Revenue, net of purchased transportation and fuel surcharge revenue increased 5%.  The increase in revenue occurred even as the business unit’s average tractor count for 2003 declined approximately 1%, compared to 2002.  More than offsetting the decline in the tractor fleet was a nearly 6% improvement in revenue (excluding fuel surcharge) per tractor per day.  Driving this increase in productivity was an increase in length of haul of 7% and increased focus on backhaul opportunities.

Operating income increased 130% to $45 million in 2003 versus $20 million in 2002.  At the end of 2002, we began analyzing a number of underperforming accounts and identified opportunities to redeploy assets from accounts that did not offer appropriate financial returns on the segment’s assets.  At the same time, cost controls were implemented to improve operating results at all accounts.  The success of these efforts improved the operating ratio by 360 basis points, to 93.3% in 2003.  Cost reductions in driver pay, salary and office wages and associated payroll taxes also enhanced 2003 operating income.  A decline of 16% in the average age of the tractor fleet helped reduce maintenance costs and an ongoing commitment to safety contributed to an improvement in the segment’s insurance and claims costs.  We also incurred certain new start-up costs in 2002 associated with several large accounts that did not impact 2003.  Revenue growth will continue to be driven by improvement in productivity and new customer opportunities that provide appropriate financial returns to justify commitment of additional assets.

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of		Percentage Change
	Operating Revenue		Between Years
	2003	2002	2003 vs. 2002

Operating revenues	100.0%	100.0%	8.3%
Operating expenses:
Salaries, wages and employee benefits	32.5%	36.4%	(3.2)%
Rents and purchased transportation	32.8	31.1	14.4
Fuel and fuel taxes	9.6	9.4	10.3
Depreciation and amortization	6.2	6.5	3.0
Operating supplies and expenses	4.9	5.8	(8.8)
Insurance and claims	2.6	2.5	13.1
Operating taxes and licenses	1.4	1.4	1.3
General and administrative expenses, net of gains	1.4	1.3	15.7
Communication and utilities	1.0	1.1	(1.6)
Total operating expenses	92.4	95.5	4.7
Operating income	7.6	4.5	83.9
Interest income	0.1	0.1	—
Interest expense	0.8	1.2	(30.5)
Equity in loss of associated companies	—	0.1	(48.7)
Earnings before income taxes	6.9	3.3	124.1
Income taxes	3.0	1.0	213.8
Net earnings	3.9%	2.3%	84.2%

Consolidated Operating Expenses

Total operating expenses increased 4.7% in 2003 over 2002, while operating revenues increased 8.3%.  The combination of the change in these two categories resulted in our operating ratio improving by 310 basis points to 92.4% in 2003, from 95.5% in 2002.  As previously mentioned, increases in revenue per loaded mile, excluding fuel surcharges, and the implementation of a driver per-diem plan were two of the more significant factors driving these changes.  We also increased the number of independent contractors (ICs) in our JBT fleet to 994 at December 31, 2003, from 679 at the end of 2002.  When we replace company-operated tractors and driver employees with ICs, certain costs such as salaries, wages, employee benefits and fuel are reduced and other costs such as purchased transportation increase.

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

Our net interest expense declined to $17.2 million in 2003, from $24.8 million in 2002.  We were able to reduce our total debt levels to $172 million as of December 31, 2003, from $343 million at the end of 2002.  This reduced debt level was primarily a result of improved earnings and cash flow in 2003 and proceeds from a secondary stock offering which closed in mid-2002.  Our effective income tax rate increased to 43.1% in 2003, from 30.8% in 2002.  This higher tax rate was primarily due to our increased level of earnings, the driver-per diem plan and a reversal of a $7.7 million non-cash tax benefit taken in 2003 related to certain sale-leaseback transactions that closed in 1999.  As previously mentioned, we implemented a driver per-diem pay plan in early 2003.  This plan generates net benefits to most of our eligible drivers and to the Company.  However, it does result in an increase in our effective income tax rate.  The $7.7 million reversal of tax benefits was retroactive to January 1, 2003, and related to a proposed adjustment by the IRS that would disallow the tax benefits associated with a series of sale-and-leaseback transactions, which occurred in 1999.  This issue is discussed in further detail under “Risk Factors.”

The “Equity in loss of associated company” item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).  Effective January 1, 2003, we increased our interest in TPI to approximately 37%, from 27% in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

We generate significant amounts of cash from operating activities.  Net cash provided by operating activities was $394 million in 2004, $333 million in 2003 and $174 million in 2002.  Part of the increase in net cash provided from 2002 through 2004 was a result of our continued improvement in net earnings.  Increases in net cash provided have also resulted from deferred income taxes, tax benefits of stock options exercised and higher levels of accrued payroll and other accrued expenses.  Some of the significant changes in the trade accounts payable balances which appear on our consolidated statement of cash flows in 2002 through 2004 were a result of timing differences among years of insurance-related payments.  Cash flows used in investing activities primarily reflect additions to and dispositions from our fleet of revenue equipment.  The higher level of cash used in investing activities during 2004 was due to delayed tractor purchases in early 2003 while we were still testing the new EPA-compliant engines and our decision in late 2003 to commence purchasing tractors that were under capital lease arrangements.  We paid $60.8 million in 2004 to purchase tractors which were previously under capital lease programs.  At December 31, 2004, we have no revenue equipment on capital leases.  In 2004, we also purchased approximately $5.9 million of intermodal trailing equipment that had been under operating lease programs.

Net cash used in financing activities during 2003 and 2004 reflects payments of our remaining debt and capital lease obligations.  Our improving cash flows allowed us to close calendar year 2004 with no balance sheet debt and no capital lease obligations.  In addition, we re-initiated the payment of a cash dividend in early 2004 and, in December 2004, announced an increase in our quarterly cash dividend to $.12 from $.03 per share.  We also announced, in December 2004, our intent to purchase up to $100 million of our common stock during the next year.

Selected Balance Sheet Data

As of December 31	2004	2003	2002
Working capital ratio	1.51	.99	1.32

Current maturities of long-term debt and lease obligations (millions)	—	$172	$124

Total debt and capitalized lease obligations (millions)	—	$172	$343

Total debt to equity	—	.24	.58

Total debt as a percentage of total capital	—	.20	.37

From time to time, our Board of Directors authorizes the repurchase of our common stock.  We did not repurchase any of our common stock during the years 2002 through 2004.  As previously mentioned, the Board, in December 2004, authorized the purchase of up to $100 million of our common stock during the next year.  We commenced repurchases of our common stock in January 2005.

Liquidity

Our need for capital typically has resulted from the acquisition of revenue equipment required to support our growth and the replacement of older revenue equipment with new, late-model equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have obtained capital through a secondary common stock offering, revolving lines of credit and cash generated from operations.  We have also periodically utilized capital and operating leases to acquire revenue equipment.

We utilized capital leases to acquire certain tractors in 2000 and 2001.  Since late 2001, we have been acquiring tractors and trailing equipment under purchase arrangements and anticipate purchasing our revenue equipment in the foreseeable future.  We are currently committed to spend approximately $189 million, net of expected proceeds from sale or trade-in allowances, on revenue equipment and construction of new facilities.

We are authorized to borrow up to $150 million under our current revolving line of credit, which expires November 14, 2005.  We had no balances outstanding on this line at December 31, 2004.  While we do anticipate some need to borrow on our revolver during 2005, we believe that our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  Our revolving line of credit does not contain “ratings triggers” that would accelerate payments or amounts due under the agreement.

Off-Balance Sheet Arrangements

We have no remaining capitalized leases at December 31, 2004.  Our only off-balance sheet arrangements are related to our operating leases for trailing equipment and some limited data processing equipment and facilities.  As of December 31, 2004, we had approximately 20,300 trailers and 5,100 containers/chassis that were subject to operating leases, and we had approximately $151 million of obligations remaining under these leases.  Our standby letters of credit are also not recorded on our books at December 31, 2004, since there were no balances outstanding at that time under these arrangements.

Contractual Cash Obligations

As of December 31, 2004

(000)

	Amounts Due By Period
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years

Operating leases	$164,517	65,300	80,484	15,263	3,470

Commitments to acquire revenue equipment	175,454	175,454	—	—	—

Facilities	13,497	13,497	—	—	—

Total	$353,468	254,251	80,484	15,263	3,470

Financing Commitments

As of December 31, 2004

(000)

	Commitments Expiring By Period
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years

Revolving credit agreement	$150,000	150,000	—	—	—-

Standby letters of credit	18,510	18,510	—	—	—

Total	$168,510	168,510	—	—	—

RISK FACTORS

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a material adverse effect on our results of operations.

Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control.  These factors include significant increases or rapid fluctuations in fuel prices, excess capacity in the trucking industry, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels, and difficulty in attracting and retaining qualified drivers and independent contractors.

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

We operate in a highly competitive and fragmented industry.  Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

Some of these factors include:

•      We compete with many other truck-load carriers of varying sizes and, to a lesser extent, with less-than-truck-load carriers and railroads, some of which have more equipment and greater capital resources than we do.

•      Some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain our profit margins.

•      Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances we may not be selected.

•      Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors.

•      Certain of our customers that operate private fleets to transport their own freight could decide to expand their operations.

•      The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.

•      Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2004, our top 10 customers, based on revenue, accounted for approximately 42% of our revenue.  Our largest customer is Wal-Mart Stores, Inc., which accounted for approximately 15% of our total revenue in 2004.  Generally, we do not have long-term contracts with our customers, and we cannot assure you that our current customers will continue to utilize our services or that they will continue at the same levels.  A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

We depend on third parties in the operation of our business.

Our Intermodal business segment utilizes railroads in the performance of its transportation services.  These services are provided pursuant to contractual relationships with the railroads.  While we have agreements with various Class I railroads, the majority of our business travels on the Burlington Northern Santa Fe and the Norfolk Southern Railroad.  The inability to utilize one or more of these railroads could have a material adverse effect on our business and operating results.  We also utilize the services of a number of third-party dray carriers to perform a significant number of our origin and destination pickups and deliveries.  In addition, a portion of the freight we deliver is imported to the United States through ports of call that are subject to labor union contracts.

We are currently engaged in an arbitration process with the Burlington Northern Santa Fe (BNSF) railroad to clarify certain financial and operating terms in our Joint Service Agreement (JSA).

As previously reported, we are currently engaged in an arbitration process with the Burlington Northern Santa Fe (BNSF) railroad to clarify certain financial and operating terms in our Joint Service Agreement (JSA).  BNSF provides a significant amount of rail transportation services to our JBI business segment.  The JSA is an agreement between BNSF and us, which was signed in 1996, and defines a number of financial and operating arrangements relative to our intermodal business.  The JSA specifies arbitration as the method of resolving disagreements if a mediation process does not result in resolution.  We were unable to resolve our differences with BNSF through mediation during the second quarter of 2004.

The current arbitration process commenced on July 7, 2004.  According to the JSA, any amounts due us or payable to BNSF, determined through the arbitration process, could be retroactive to July 7, 2004.  Both parties have continued to exchange and analyze data during late 2004 and early 2005.  Formal arbitration proceedings are currently scheduled for April and May 2005.  At this time, we are unable to reasonably predict the outcome of this process and, as such, no gain or loss contingency can be determined or recorded.  Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, continues on a timely basis.

Difficulty in attracting drivers could affect our profitability and ability to grow.

Periodically, the trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including ICs.  A shortage of qualified company drivers and ICs has proven to be particularly severe during 2003 and 2004.  In spite of significant increases in driver compensation and recruiting costs, the industry is currently experiencing a significant shortage of drivers.  If we are unable to continue to attract an adequate number of drivers or contract with enough independent contractors, we could be required to significantly increase our driver compensation package or let trucks sit idle, which could adversely affect our growth and profitability.

Ongoing insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. During 2004, we self-insured a portion of our claims exposure resulting from cargo loss, personal injury, property damage and health claims for amounts up to the first $2 million for auto accidents and $1 million for workers’ compensation.  These deductible limits are the same for 2005.  If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected.  Also, we maintain insurance above the amounts for which we self-insure with licensed insurance companies.  Insurance carriers have recently raised premiums for most trucking companies.  As a result, our insurance and claims expenses could increase when some of our current coverages expire on July 31, 2005.  If these expenses increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale- and-leaseback transactions.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 tax returns.  In December 2003, we received an IRS Notice of Proposed Assessment which disallows the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have had preliminary discussions with the IRS Appeals Division and have been informed that the IRS Examination Division has been instructed to prepare additional work since their case had not been developed adequately for the appellate hearing.  To date, we have not been contacted by the IRS Examination Division to provide any additional information for their review.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90 day letter, also known as a Notice of Deficiency. A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  In 2003, after receiving the IRS Notice of Proposed Assessment and reviewing applicable accounting literature, we reversed the 2003 expected non-cash tax benefits of approximately $7.7 million recognized during 2003, and suspended any further recognition of the benefit.  Based on events occurring subsequent to December 31, 2004, we established a reserve for a contingent tax liability of $33.6 million, including accrued interest expense, which represents all previous tax benefits recognized on these transactions.  The liability for this contingency is included on our consolidated balance sheet at December 31, 2004, as a long-term liability.  We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our external public accountants and attorneys prior to entering into these transactions and we continue to vigorously defend against the IRS position using all administrative and legal processes available.  If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $44 million, excluding interest.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm water.  We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous wastes disposal, among others.  We also maintain bulk fuel storage and fuel islands at several of our facilities.  If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results.  If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

We operate in a highly regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

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

Effective January 4, 2004, the FMCSA, an administration within the DOT, changed the regulations that govern driver hours of service.  As previously described, these new rules generally allow a driver to drive for up to 11 consecutive hours, rather than 10, but require 10 hours of off-duty time, rather than 8.  In addition, more off-duty “sleeper berth” time is required before on-duty time is allowed.  The United States Court of Appeals issued a decision in July 2004, rejecting these new hours-of-service (HOS) rules.  The Court’s rejection was based on concerns regarding drivers’ health, as well as other issues.  On September 30, 2004, the current HOS rules were extended for one year or the time at which the FMCSA develops a set of new rules.  On February 7, 2005, the Bush administration proposed legislation that would convert the current HOS regulations into statutory law, a move that would keep the current rules in effect despite the Court of Appeals action to overturn them.

As part of a 1998 consent decree with the U.S. Environmental Protection Agency (EPA), a number of heavy-duty diesel engine manufacturers agreed to significantly reduce emissions from their engines produced subsequent to October 1, 2002.  In November 2002, we ordered approximately 2,100 new tractors, primarily for our JBI and DCS fleets, which were equipped with Mercedes engines.  These engines were exempt from the EPA’s October 2002 rules.  In late 2003, after extensive testing, we commenced receiving new tractors with the 2002 EPA-compliant engines.  At December 31, 2004, we operated approximately 2,100 tractors with the Mercedes engines and about 4,870 tractors with the 2002 EPA-compliant engines.  In addition to higher initial purchase prices, these new tractors have also experienced an average 3% to 5% reduction in fuel efficiency.  We are uncertain if future maintenance costs will be higher, on the average, for these two groups of tractors as they age.  We do anticipate continued increases in ownership and fuel costs as regular replacement and fleet addition tractors increase the percentage of our fleet with the EPA-compliant units.  A new set of proposed fuel-emission standards mandated by the EPA is expected to become effective in 2007.  We are unable to predict the impact these proposed standards will have on our future operations and financial results.

Rapid changes in fuel costs can impact our periodic financial results.

Fuel and fuel taxes currently represent our third-largest general expense category.  During the past three years, fuel cost per gallon has varied significantly, with prices at times changing as much as $.10 to $.15 per gallon between consecutive months.  We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs.  Most of these programs automatically adjust weekly depending on the cost of fuel.  However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers.  In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold weather and empty or out-of-route miles that cannot be billed to customers.  Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability.  As of December 31, 2004, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

We have a $1.7 million account receivable from Transportacion Maritima Mexicana (TMM) related to the sale of our share of a Mexican joint venture.

As previously mentioned, we sold our joint venture interest in Mexico to TMM during the first quarter of 2002 for $22.5 million.  We have received $18.0 million in principal and interest payments on this note.  At December 31, 2004, we had a $1.7 million account receivable from TMM.  We expect to receive these remaining funds during the first quarter of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities.  Interpretation No. 46(R) addresses consolidation by business enterprises of certain variable interest entities.  For public entities that are not small business issuers, the provisions of Interpretation No. 46(R) are effective no later than the end of the first reporting period that ends after March 15, 2004.  If the variable interest entity is considered to be a special-purpose entity, Interpretation No. 46(R) shall be applied no later than the first reporting period that ends after December 15, 2003.  The adoption of this Interpretation did not have any material effect on our financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets.  This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions.  APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis.  SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005.  As of December 31, 2004, we believe that SFAS 153 will have no significant effect on our financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.   SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25.  Among other items, SFAS 123(R) eliminates the use of APB 25 and intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  In accordance with SFAS No. 123(R), the cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award.  For public entities that do not file as small business issuers, the provisions of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim or annual period beginning after June 15, 2005.  When we adopt the standard on July 1, 2005, we will be required to report in our financial statements the share-based compensation expense for the last six months of 2005 and may adopt it using the modified-prospective method effective July 1, 2005.  We are currently evaluating the impact SFAS No. 123(R) will have on us and based on our preliminary analysis, expect to report approximately $2.3 million of additional compensation expense during the period July 1, 2005, through December 31, 2005, as a result of this new accounting standard.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term debt. We from time to time have utilized interest rate swaps to mitigate the effects of interest rate changes;  none were outstanding at December 31, 2004.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next 12 months, there would be no material adverse impact on our results of operations based on the fact that we had no variable-rate debt outstanding at December 31, 2004.  At December 31, 2004, we also had no long-term debt obligations outstanding.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2004.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of December 31, 2004, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
J. B. Hunt Transport Services, Inc.:

We have audited the accompanying consolidated balance sheets of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of J.B. Hunt Transport Services, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Tulsa, Oklahoma

March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
J. B. Hunt Transport Services, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that J. B. Hunt Transport Services, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  J.B. Hunt Transport Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that J.B. Hunt Transport Services, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO.  Also, in our opinion, J.B. Hunt Transport Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tulsa, Oklahoma

March 11, 2005

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(Dollars in thousands, except per share amounts)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$23,838	58,112
Trade accounts receivable	289,146	256,032
Income tax receivable	19,418	—
Inventories	9,692	8,640
Prepaid licenses and permits	21,696	22,213
Prepaid insurance	83,972	66,359
Other current assets	16,280	17,631
Total current assets	464,042	428,987
Property and equipment, at cost:
Revenue and service equipment	1,214,833	1,122,187
Land	22,014	21,839
Structures and improvements	95,156	83,782
Furniture and office equipment	118,020	117,713
Total property and equipment	1,450,023	1,345,521
Less accumulated depreciation	438,644	460,556
Net property and equipment	1,011,379	884,965
Other assets	16,285	42,220
	$1,491,706	1,356,172

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	104,933
Current installments of obligations under capital leases	—	66,844
Trade accounts payable	180,018	158,886
Claims accruals	18,535	16,876
Accrued payroll	73,750	51,235
Other accrued expenses	10,504	12,478
Deferred income taxes	25,414	23,499
Total current liabilities	308,221	434,751

Other long-term liabilities	40,294	4,291
Deferred income taxes	282,241	213,994
Total liabilities	630,756	653,036
Stockholders’ equity:
Preferred stock, par value $100. Authorized 10,000,000 shares; none outstanding	—	—
Common stock, par value $.01 per share. Authorized 100,000,000 shares; issued 83,549,716 shares at December 31, 2004 and 2003	418	418
Additional paid-in capital	197,870	186,973
Retained earnings	694,230	555,262
	892,518	742,653
Treasury stock, at cost (2,156,353 shares in 2004 and 3,439,437 shares in 2003)	(31,568)	(39,517)
Total stockholders’ equity	860,950	703,136
Commitments and contingencies
	$1,491,706	1,356,172

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

	2004	2003	2002
Operating revenues	$2,786,154	2,433,469	2,247,886

Operating expenses:
Salaries, wages and employee benefits	830,005	791,778	818,318
Rents and purchased transportation	932,133	799,176	698,455
Fuel and fuel taxes	288,562	232,378	210,632
Depreciation and amortization	149,776	150,221	145,848
Operating supplies and expenses	124,172	119,339	130,853
Insurance and claims	54,757	63,500	56,132
Operating taxes and licenses	35,020	33,226	32,797
General and administrative expenses, net of gains	38,460	34,746	30,029
Communication and utilities	23,046	23,470	23,859
Total operating expenses	2,475,931	2,247,834	2,146,923
Operating income	310,223	185,635	100,963
Interest income	1,888	2,731	1,995
Interest expense	7,362	19,943	26,758
Equity in loss of associated companies	2,470	694	1,353
Earnings before income taxes	302,279	167,729	74,847
Income taxes	156,023	72,270	23,031
Net earnings	$146,256	95,459	51,816
Basic earnings per share	$1.81	1.20	0.68
Diluted earnings per share	$1.75	1.17	0.66

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Stock	Equity
Balances at December 31, 2001	$390	115,319	407,987	(7,037)	(58,342)	458,317
Comprehensive income:
Net earnings	—	—	51,816	—	—	51,816
Foreign currency translation adjustments	—	—	—	7,037	—	7,037
Total comprehensive income	—	—	—	—	—	58,853
Common stock issued	28	68,066	—	—	—	68,094
Tax benefit of stock options exercised	—	5,822	—	—	—	5,822
Stock option exercises, net of stock repurchased for payroll taxes	—	(4,524)	—	—	3,925	(599)

Balances at December 31, 2002	$418	184,683	459,803	—	(54,417)	590,487
Comprehensive income:
Net earnings	—	—	95,459	—	—	95,459
Tax benefit of stock options exercised	—	7,226	—	—	—	7,226
Stock option exercises, net of stock repurchased for payroll taxes	—	(4,936)	—	—	14,900	9,964

Balances at December 31, 2003	$418	186,973	555,262	—	(39,517)	703,136
Comprehensive income:
Net earnings	—	—	146,256	—	—	146,256
Cash dividend paid ($0.09 per share)	—	—	(7,288)			(7,288)
Tax benefit of stock options exercised	—	17,829	—	—	—	17,829
Stock option exercises, net of stock repurchased for payroll taxes	—	(6,932)	—	—	7,949	1,017

Balances at December 31, 2004	$418	197,870	694,230	—	(31,568)	860,950

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$146,256	95,459	51,816
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	149,776	150,221	145,848
(Gain) loss on sale of revenue equipment	(402)	1,082	1,798
Provision for deferred income taxes	70,162	44,803	12,275
Equity in loss of associated companies	2,470	694	1,353
Tax benefit of stock options exercised	17,829	7,226	5,822
Amortization of discount	67	118	125
Changes in operating assets and liabilities:
Trade accounts receivable	(33,114)	(18,876)	(3,910)
Income tax receivable	(19,418)	—	—
Other assets	(19,224)	4,482	(6,649)
Trade accounts payable	21,132	40,955	(45,360)
Claims accruals	1,659	(1,757)	(3,851)
Accrued payroll and other accrued expenses	56,544	8,204	15,096
Net cash provided by operating activities	393,737	332,611	174,363
Cash flows from investing activities:
Additions to property and equipment	(451,083)	(316,926)	(239,341)
Proceeds from sale of equipment	175,295	125,220	80,005
Decrease (increase) in other assets	25,892	69	(2,354)
Net cash used in investing activities	(249,896)	(191,637)	(161,690)
Cash flows from financing activities:
Repayments of long-term debt	$(105,000)	(97,010)	(21,250)
Principal payments under capital lease obligations	(66,844)	(74,446)	(27,793)
Proceeds from sale of common stock	—	—	68,094
Stock option exercise	8,045	11,399	3,313
Stock repurchased for payroll taxes	(7,028)	(1,435)	(3,912)
Dividends paid	(7,288)	—	—
Net cash provided by (used in) financing activities	(178,115)	(161,492)	18,452
Net increase (decrease) in cash and cash equivalents	(34,274)	(20,518)	31,125
Cash and cash equivalents at beginning of year	58,112	78,630	47,505
Cash and cash equivalents at end of year	$23,838	58,112	78,630
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,559	19,221	25,063
Income taxes	$55,578	9,976	17,130
Non-cash activities:
Sale of joint venture
Non-monetary proceeds	$—	—	1,161
Note receivable	$—	—	5,876

See accompanying notes to consolidated financial statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

(2)       Summary of Significant Accounting Policies

(A)                   Basis of Consolidation

JBHT’s consolidated financial statements include our financial statements and those of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

We believe that certain accounting policies and estimates are of more significance in our financial statement preparation process than others.  We believe the most critical accounting policies and estimates include the economic useful lives and salvage values of our assets, provisions for uncollectible accounts receivable, estimates of exposures under our insurance and claims plans, and various other recorded or disclosed amounts.  To the extent that actual, final outcomes are different than our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings during that accounting period will be affected.

(C)                   Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

(D)                   Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(E)                     Tires in Service

We capitalize tires placed in service on new revenue equipment as a part of the equipment cost.  Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service.

(F)                     Property and Equipment

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

(G)                   Revenue Recognition

We recognize revenue based on relative transit time in each reporting period with expenses recognized as incurred.

(H)                   Income Taxes

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

(I)                        Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	Years ended December 31
	2004	2003	2002
Basic earnings per share:
Numerator (net earnings)	$146,256	95,459	51,816
Denominator (weighted average shares outstanding)	80,771	79,400	75,968
Earnings per share	$1.81	1.20	.68
Diluted earnings per share:
Numerator (net earnings)	$146,256	95,459	51,816
Denominator:
Weighted average shares outstanding	80,771	79,400	75,968
Effect of common stock options	2,697	2,454	2,117
	83,468	81,854	78,085
Earnings per share	$1.75	1.17	.66

Options to purchase shares of common stock that were outstanding during each year, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, are shown in the table below.

	2004	2003	2002
Number of shares under option	694,000	769,500	500,000

Range of exercise prices	$37.00 – 40.73	$20.34 – 26.64	$14.16 – 18.75

On July 17, 2003, we announced a two-for-one stock split on our common stock, payable August 29, 2003, to stockholders of record on July 31, 2003.  All references in our financial statements and report on Form 10-K with regard to number of shares and the per share amounts have been retroactively adjusted to reflect this stock split.

(J)                     Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to our large number of customers and the diverse range of industries they represent.  As of December 31, 2004 and 2003, we had no significant concentrations of credit risk.

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

(L)                    Stock-Based Compensation

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

Had we determined compensation cost based on the fair value at the grant date for our stock options under Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, our net earnings would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
Net earnings (in thousands)	$146,256	95,459	51,816
As reported
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	5,246	4,642	5,008
Pro forma	$141,010	90,817	46,808
Basic earnings per share
As reported	$1.81	1.20	.68
Pro forma	$1.75	1.14	.62
Diluted earnings per share
As reported	$1.75	1.17	.66
Pro forma	$1.69	1.11	.60

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

The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $21.99, $12.90 and $7.26, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:  2004 - expected dividend yield 1.08%, volatility of 55.6%, risk-free interest rate of 2.19% and an expected life of 6.6 years;  2003 - expected dividend yield 0.0%, volatility of 57.4%, risk-free interest rate of 1.53%, and an expected life of 6.3 years;  2002 - expected dividend yield 0.0%, volatility of 54.9%, risk-free interest rate of 3.24%, and an expected life of 6.7 years.

(M)                 Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

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

(O)                  Claims Accruals

Claims payable represent accruals for the self-insured portion of pending accident liability, workers’ compensation and physical damage.  These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based on our past claims experience.  Our claims accrual policy for all self-insurance is to recognize the expense when the event occurs and the costs of such events are probable and reasonably estimable.  We apply loss development factors to our accident and workers’ compensation claims history as a part of our process of recording accruals for losses which are incurred but not reported.  We do not discount our estimated losses.

Our insurance coverage for the year ended December 31, 2004, specified that the self-insured limit was the first $2 million for auto accidents and $1 million for workers’ compensation claims.  During the year ended December 31, 2003, our self-insured limit on the majority of all our claims was $1.5 million.  Our self-insured limits for 2005 are the same as 2004.  We are substantially self-insured for loss of and damage to our owned and leased revenue equipment.

(P)                    Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities.  Interpretation No. 46(R) addresses consolidation by business enterprises of certain variable interest entities.  For public entities that are not small business issuers, the provisions of Interpretation No. 46(R) are effective no later than the end of the first reporting period that ends after March 15, 2004.  If the variable interest entity is considered to be a special-purpose entity, Interpretation No. 46(R) shall be applied no later than the first reporting period that ends after December 15, 2003.  The adoption of this Interpretation did not have any material effect on our financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets.  This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions.  APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis.  SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005.  As of December 31, 2004, we believe that SFAS 153 will have no significant effect on our financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.   SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25.  Among other items, SFAS 123(R) eliminates the use of APB 25 and intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the financial statements.  In accordance with SFAS No. 123(R), the cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award.  For public entities that do not file as small business issuers, the provisions of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim or annual period beginning after June 15, 2005.  When we adopt the standard on July 1, 2005, we will be required to report in our financial statements the share-based compensation expense for the last six months of 2005 and may adopt it using the modified-prospective method effective July 1, 2005.  We are currently evaluating the impact SFAS No. 123(R) will have on us and based on our preliminary analysis, expect to report approximately $2.3 million of additional compensation expense during the period July 1, 2005, through December 31, 2005, as a result of this new accounting standard.

(3)                     Long-Term Debt

Long-term debt consists of (in thousands):

	2004	2003
Senior notes payable, due September 15, 2004, interest at 7.00% payable semiannually	$—	95,000

Senior subordinated notes, due October 30, 2004, interest at 7.80% payable semiannually	—	10,000
		105,000
Less current maturities	—	(104,933)
Unamortized discount	—	(67)
	$—	—

We are authorized to borrow up to $150 million under our current revolving line of credit.  This line of credit is supported by a credit agreement with a group of banks, which expires November 14, 2005.  No balances were outstanding under this line of credit at December 31, 2004.

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

We maintain a Management Incentive Plan (“Plan”) that provides various financial vehicles to compensate our key employees with JBHT common stock or common stock equivalents.  Under the Plan, as amended, we are authorized to award, in aggregate, not more than 17 million shares. At December 31, 2004, there were approximately 1.0 million shares available for grant under the Plan.  We have utilized three such vehicles to award stock or grant options to purchase JBHT common stock: restricted stock awards, restricted options and nonstatutory stock options.  As of December 31, 2004, there are no restricted stock awards or restricted options issued or outstanding.

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

A summary of the restricted and nonstatutory options to purchase JBHT common stock follows:

		Weighted Average	Number
	Number	Exercise Price	of Shares
	of Shares	Per Share	Exercisable

Outstanding at December 31, 2001	8,072,488	$7.79	977,240
Granted	1,990,800	12.71
Exercised	(861,288)	7.26
Terminated	(294,600)	7.64

Outstanding at December 31, 2002	8,907,400	8.94	988,826
Granted	884,500	23.43
Exercised	(1,686,733)	8.28
Terminated	(219,610)	10.19

Outstanding at December 31, 2003	7,885,557	10.67	711,358
Granted	776,500	39.45
Exercised	(1,697,123)	8.84
Terminated	(44,850)	16.56

Outstanding at December 31, 2004	6,920,084	$14.31	459,262

During 1995, our Board of Directors established a nonqualified stock option plan to provide performance- based compensation to the Chairman of the Board (Chairman’s Plan).  The Chairman’s Plan allowed the Chairman the option to purchase up to 5.0 million shares (adjusted for the 2003 stock split) of JBHT common stock at a price of $8.81 per share (adjusted for the stock split).  These options vested after five years.  The Chairman’s Plan allowed the Chairman to surrender shares of common stock which he already owned in full or partial payment of the option price of an option being exercised and/or to satisfy withholding tax obligations incident to the exercise of an option.  Under the original Chairman’s Plan, the options were to be exercised within one year of vesting and all unexercised options would have terminated.  During 2000, our stockholders amended the Chairman’s Plan whereby the exercise period was extended two years from date of vesting.  Two million options were exercised during the year ended December 31, 2002, and 3.0 million options were exercised in 2001.  There were no options outstanding for the Chairman’s Plan at December 31, 2004.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		Average	average		average
Range		remaining	exercise		exercise
of exercise	Options	contractual	price	Options	price
prices	outstanding	life (in years)	per share	exercisable	per share

$0.00 - 10.00	3,599,542	4.6	$7.55	334,741	$7.52

10.01 - 20.00	1,818,823	7.9	12.93	104,702	12.56

20.01 - 30.00	779,719	9.4	24.58	19,819	24.51

30.01 - 40.00	33,000	10.4	33.29	—	0.00

40.01 - 50.00	689,000	10.5	40.73	—	0.00

$0.00 - 50.00	6,920,084	6.6	$14.31	459,262	$9.40

The weighted average exercise price per share of options exercisable at December 31, 2003 and 2002 was $8.42 and $8.20, respectively.

(5)                     Income Taxes

Total income tax expense for the years ended December 31, 2004, 2003 and 2002 was allocated as follows (in thousands):

	2004	2003	2002

Earnings before income taxes	$156,023	72,270	23,031

Stockholders’ equity, for tax benefit of stock options exercised	(17,829)	(7,226)	(5,822)

Total tax expense	$138,194	65,044	17,209

Refundable income taxes at December 31, 2004, were $19.4 million and income taxes payable at December 31, 2003, were $1.7 million.  These amounts have been included in accounts receivable and other accrued expenses on the balance sheet, respectively.

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	2004	2003	2002
Current:
Federal	$83,428	26,439	10,413
State and local	2,433	1,028	343
	85,861	27,467	10,756
Deferred:
Federal	61,375	38,535	3,892
State and local	8,787	6,268	8,383
	70,162	44,803	12,275

Total tax expense	$156,023	72,270	23,031

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% for the following reasons (in thousands):

	2004	2003	2002
Income tax - statutory rate	$105,798	58,706	26,196
State tax, net of federal effect	6,439	3,019	1,295
Non-deductible meals and entertainment	6,255	6,694	285
Sale/leaseback benefit	—	—	(8,021)
Reserve for tax contingency	33,600	—	—
Change in effective state tax rate, net of federal effect	2,622	2,215	4,514
Other, net	1,309	1,636	(1,238)

Total tax expense	$156,023	72,270	23,031

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below (in thousands):

	2004	2003
Deferred tax assets:
Claims accruals, principally due to accruals for financial reporting purposes	$1,987	2,198
Tax credit carryforwards	—	11,392
Accounts receivable, principally due to allowance for doubtful accounts	2,541	3,031
Other	7,431	6,045
Total gross deferred tax assets	11,959	22,666

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and capitalized interest	259,999	202,508
Prepaid permits and insurance, principally due to expensing for income tax purposes	29,963	29,730
Sale-and-leaseback transaction	20,102	20,102
Other	9,550	7,819
Total gross deferred tax liabilities	319,614	260,159
Net deferred tax liability	$307,655	237,493

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

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 tax returns.  In December 2003, we received an IRS Notice of Proposed Assessment which disallows the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have had preliminary discussions with the IRS Appeals Division and have been informed that the IRS Examination Division has been instructed to prepare additional work since their case had not been developed adequately for the appellate hearing.  To date, we have not been contacted by the IRS Examination Division to provide any additional information for their review.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90 day letter, also known as a Notice of Deficiency. A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  In 2003, after receiving the IRS Notice of Proposed Assessment and reviewing applicable accounting literature, we reversed the 2003 expected non-cash tax benefits of approximately $7.7 million recognized during 2003, and suspended any further recognition of the benefit.  Based on events occurring subsequent to December 31, 2004, we established a reserve for a contingent tax liability of $33.6 million, including accrued interest expense, which represents all previous tax benefits recognized on these transactions.

The liability for this contingency is included on our consolidated balance sheet at December 31, 2004, as a long-term liability.  We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our external public accountants and attorneys prior to entering into these transactions and we continue to vigorously defend against the IRS position using all administrative and legal processes available.  If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $44 million, excluding interest.

(6)                     Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate.  We match a specified percentage of employee contributions, subject to certain limitations.  For the years ended December 31, 2004, 2003 and 2002, JBHT matching contributions to the plan were $6.0 million, $6.2 million and $6.8 million, respectively.

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

The estimated fair values of our financial instruments are summarized as follows (in thousands):

	At December 31, 2004		At December 31, 2003
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Cash and cash equivalents	$23,838	23,838	58,112	58,112
Trade accounts receivable	289,146	289,146	256,032	256,032
Trade accounts payable	180,018	180,018	158,886	158,886
Long-term debt:
Fixed-rate obligations	—	—	105,000	111,003

(8)                     Related Party Transactions

During 2001 and in prior years, we paid premiums on life insurance policies on the lives of our former Senior Chairman of the Board of Directors, Mr. J.B. Hunt and his wife.  In 2002, we ceased paying these premiums.  All premiums paid by JBHT, along with accrued interest thereon, were reimbursable from a trust which was the owner and beneficiary of the policy.  The interest rate applied to these premiums receivable varied from time to time, but generally reflected JBHT’s cost of borrowed funds.  In December 2004, the entire amount receivable of $11.2 million, including interest was repaid to JBHT.  Mr. Hunt retired from his position of Senior Chairman effective December 31, 2004.

In April 2004, we sold an aircraft hanger, which the Company had owned since 1993.  Net proceeds from this sale totaled $988,000 and we recognized an approximate $532,000 gain on this sale.  The hanger was sold to Pinnacle Air Facilities LLC (Pinnacle).  Mr. J.B. Hunt, our former Senior Chairman, is a principal and a director of Pinnacle.  The selling price of the hanger was approved by our Board of Directors and was based on a written appraisal of the property prepared by an independent third-party appraiser.

(9)                     Commitments and Contingencies

During 1999, we entered into a sale-and-leaseback transaction for a portion of our container fleet.  Containers having a net book value of approximately $175 million were sold to third-party leasing companies at approximate net book value.  A gain on the transaction has been deferred and will be amortized to income in relation to rent expense recognized under the leases.  The containers are being leased back under operating leases over terms of four to 10 years.  Approximately $5.9 million of this intermodal trailing equipment was repurchased in December 2004.  As of December 31, 2004, we had approximately $151 million of obligations remaining under operating lease arrangements related to trailing equipment.  We also lease terminal facilities, shuttle yards and computer equipment under operating leases having various terms.  None of our operating leases contain any guaranteed residual value clauses.  Under the terms of certain lease agreements, we are required to maintain certain covenants, including minimum credit ratings.  We were in compliance with these requirements at December 31, 2004.

During 2000, we entered into various capital lease agreements to lease tractors.  These tractors were purchased as the applicable capital leases reached maturity.  At December 31, 2004, we had no remaining capital lease obligations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004, are (in thousands):

Operating
Leases
2005	$65,300
2006	44,074
2007	36,409
2008	14,135
2009	1,129
Thereafter	3,470
$164,517

At December 31, 2004 and 2003, gross property and equipment recorded under capital leases was zero and $110.8 million, respectively.

Total rent expense was $95.0 million in 2004, $109.2 million in 2003, and $115.1 million in 2002.

At December 31, 2004, we had committed to property and equipment purchases, net of expected allowances on revenue equipment sales and trade ins, of approximately $189 million.

During 2004, we issued financial standby letters of credit as a guarantee of our performance under certain operating lease commitments and self-insurance arrangements.  If we default on our commitments under the lease agreements or other arrangements, we are required to perform under these guarantees.  The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $18.5 million.  As of December 31, 2004, no amounts had been accrued for any estimated losses under these obligations, as it is probable that the suppliers will be able to make all scheduled payments.

The IRS has proposed to disallow the tax benefits associated with a series of transactions effecting a sale and leaseback of intermodal equipment.  See Note 5 for additional information.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations, or our liquidity.

We are currently engaged in an arbitration process with the Burlington Northern Santa Fe (BNSF) railroad to clarify certain financial and operating terms in our Joint Service Agreement (JSA).  BNSF provides a significant amount of rail transportation services to our JBI business segment.  The JSA is an agreement between BNSF and us, which was signed in 1996, and defines a number of financial and operating arrangements relative to our intermodal business.  The JSA specifies arbitration as the method of resolving disagreements if a mediation process does not result in resolution.  We were unable to resolve our differences with BNSF through mediation during the second quarter of 2004.

The current arbitration process commenced on July 7, 2004.  According to the JSA, any amounts due us or payable to BNSF, determined through the arbitration process, could be retroactive to July 7, 2004.  Both parties have continued to exchange and analyze data during late 2004 and early 2005.  Formal arbitration proceedings are currently scheduled for April and May of 2005.  At this time, we are unable to reasonably predict the outcome of this process and, as such, no gain or loss contingency can be determined or recorded.  Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments continues on a timely basis.

(10)              Investment in Affiliated Company

In March 2000, we, along with five other motor carriers, announced the intent to contribute all of our non-asset based logistics business into a recently formed joint venture, Transplace, Inc. (TPI).  TPI is an Internet-based global transportation logistics company.  TPI commenced operations effective July 1, 2000.  We contributed all of our logistics segment business and all related intangible assets, plus $5.0 million of cash, in exchange for an approximate 27% initial membership interest in TPI.  On December 31, 2002, we acquired an additional 10% interest in TPI from one of the initial members.  We account for our approximate 37% interest in TPI utilizing the equity method of accounting.  No gain or loss was recognized upon formation and contribution of logistics segment assets to TPI.  Equity in earnings of TPI was a loss of $2.5 million in 2004.

We provided various services to TPI under a shared-service agreement, the terms of which expired on December 31, 2004.  The services included primarily computer system operations and maintenance.  The fees from these services approximated $5.4 million in 2004 and $6.3 million in 2003, and were recorded in the

consolidated statement of earnings as reimbursements of general and administrative expenses.   An agreement for similar services was signed in early 2005.

We earned revenues of $67.9 million and $57.6 million from TPI in providing transportation services during 2004 and 2003, respectively.

At December 31, 2004 and 2003, trade accounts receivable included $9.1 million and $7.6 million, respectively, due from TPI for freight and fees related to the shared-service agreement.

For the years ending December 31, 2004 and 2003, we incurred approximately $3.3 million and $14.3 million, respectively, in purchased transportation expense as a result of TPI providing transportation services.

(11)              Segment Information

We have three reportable business segments, Truck (JBT), Intermodal (JBI), and Dedicated Contract Services (DCS).  JBT business includes full truck-load dry-van freight which is typically transported utilizing company-owned or controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail.  The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations.  DCS segment business typically includes company-owned revenue equipment and employee drivers that are assigned to a specific customer, traffic lane or service.  DCS operations usually include formal, written long-term agreements or contracts which govern services performed and applicable rates.

Our customers are geographically dispersed across the United States.  One customer accounted for approximately 15%, 13% and 18% of consolidated operating revenues in 2004, 2003 and 2002, respectively.  A summary of certain segment information is presented below (in millions):

	Assets
	2004	2003	2002
JBT	$703	729	817
JBI	490	329	225
DCS	314	242	207
Other (includes corporate)	(15)	56	74
Total	$1,492	1,356	1,323

	Revenues
	2004	2003	2002
JBT	$928	841	827
JBI	1,115	936	809
DCS	760	671	628
Total segment revenues	2,803	2,448	2,264
Inter-segment eliminations	(17)	(15)	(16)
Total	$2,786	2,433	2,248

	Operating Income
	2004	2003	2002
JBT	$103	49	27
JBI	131	91	55
DCS	75	45	20
Other	1	1	(1)
Total	$310	186	101

	Depreciation Expense
	2004	2003	2002
JBT	$61	67	69
JBI	22	20	19
DCS	56	51	49
Other	11	12	9
Total	$150	150	146

(12)              Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2004 and 2003, are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2004:
Operating revenues	$617,698	679,037	718,614	770,805
Operating income	$58,217	79,174	82,669	90,163
Net earnings	$32,974	45,625	47,875	19,782
Basic earnings per share	$.41	.57	.59	.24
Diluted earnings per share	$.40	.55	.57	.24

2003:
Operating revenues	$571,213	599,866	621,644	640,746
Operating income	$23,860	46,440	57,575	57,760
Net earnings	$11,178	25,129	32,661	26,491
Basic earnings per share	$.14	.32	.41	.33
Diluted earnings per share	$.14	.31	.40	.32

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the SEC rules.  Based on an evaluation of our disclosure controls and procedures, as of the end of the period covered by this report, and conducted by our management, with the participation of our Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in our reports filed with the SEC within the required time periods.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our assessment, we believe that as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, the independent registered public accounting firm that also audited our consolidated financial statements.  KPMG LLP’s attestation report on management’s assessment of our internal control over financial reporting appears on page 30 of this report.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 21, 2005.

Executive Officers

The schedule of executive officers is set forth in Item 4 of this Report under the caption “Executive Officers of the Registrant.”

Code of Ethics

The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer/controller, and all other officers, employees, and directors.  Our code of ethics is available on our Internet website at www.jbhunt.com.  If we make substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Corporate Governance

In complying with the new rules and regulations required by the Sarbanes-Oxley Act of 2002, NASDAQ, PCAOB, and others, we have attempted to do so in a manner that clearly meets legal requirements, but does not create a bureaucracy of forms, checklists and other inefficient or expensive procedures.  We have adopted a code of conduct, code of ethics, whistleblower policy and charters for all of our Board of Director Committees and other formal policies and procedures.  Most of these items are available on our Company website, www.jbhunt.com.  If we make significant amendments to our code of ethics or whistleblower policy, or grant any waivers to these items, we will disclose such amendments or waivers on our website or in a report on Form 8-K within four days of such action.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 21, 2005.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 21, 2005.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is hereby incorporated by reference from Note (8) Related Party Transactions and Note (10) Investment in Affiliated Company of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 21, 2005.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 21, 2005.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)      Financial Statements, Financial Statement Schedules and Exhibits:

(1)  Financial Statements

  The financial statements included in Item 8 above are filed as part of this annual report.

(3)  Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (“Exhibit Index”) on page 54.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 11th day of March 2005.

J. B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

By:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and Administration,
Chief Financial Officer

By:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 11th day of March 2005, on behalf of the registrant and in the capacities indicated.

/s/ John A. Cooper, Jr.	Member of the Board of Directors
John A. Cooper, Jr.

/s/ Wayne Garrison	Member of the Board of Directors
Wayne Garrison	(Chairman)

/s/ Thomas L. Hardeman	Member of the Board of Directors
Thomas L. Hardeman

/s/ J. Bryan Hunt, Jr.	Member of the Board of Directors
J. Bryan Hunt, Jr.

/s/ Johnelle D. Hunt	Member of the Board of Directors
Johnelle D. Hunt	(Corporate Secretary)

/s/ Coleman H. Peterson	Member of the Board of Directors
Coleman H. Peterson

/s/ James L. Robo	Member of the Board of Directors
James L. Robo

/s/ Kirk Thompson	Member of the Board of Directors
Kirk Thompson	(President and Chief Executive Officer)

/s/ Leland Tollett	Member of the Board of Directors
Leland Tollett

/s/ John A. White	Member of the Board of Directors
John A. White	(Presiding Director)

EXHIBIT INDEX

Exhibit
Number	Description

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

10B

The Company has an Employee Stock Purchase Plan filed on Form S-8 on February 3, 1984 (Registration Number 2-93928), and a Management Incentive Plan filed on Form D-8 on April 16, 1991 (Registration Number 33-40028). The Management Incentive Plan is incorporated herein by reference from Exhibit 4B of the Registration Statement 33-40028. The Company amended and restated its Employee Retirement Plan on Form S-8 (Registration Statement Number 33-57127) filed December 30, 1994. The Employee Retirement Plan is incorporated herein by reference from Exhibit 99 of Registration Statement Number 33-57127. The Company amended and restated its Management Plan on Form S-8 (Registration Number 33-40028) filed May 9, 2002. The Company filed the Chairman’s Stock Option Incentive Plan as part of a definitive 14A on March 26, 1996.

21	Subsidiaries of J.B. Hunt Transport Services, Inc.

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002