Form 10-Q
period 2005-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2005-04-29
CIK 728535

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

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

The number of shares of the registrant’s $.01 par value common stock outstanding on March 31, 2005 was 79,216,433.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended March 31, 2005

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31
	2005	2004

Operating revenues	$709,178	$617,698

Operating expenses
Salaries, wages and employee benefits	200,883	189,964
Rents and purchased transportation	239,076	203,708
Fuel and fuel taxes	82,871	63,856
Depreciation and amortization	39,232	37,045
Operating supplies and expenses	31,654	28,721
Insurance and claims	11,755	13,024
Operating taxes and licenses	8,885	8,725
General and administrative expenses, net of gain or loss on asset dispositions	9,789	8,570
Communication and utilities	5,866	5,868
Total operating expenses	630,011	559,481
Operating income	79,167	58,217
Interest income	151	345
Interest expense	1,233	2,674
Equity in loss of associated company	851	469
Earnings before income taxes	77,234	55,419
Income taxes	29,735	22,445
Net earnings	$47,499	$32,974

Average basic shares outstanding	80,352	80,165

Basic earnings per share	$.59	$.41

Average diluted shares outstanding	83,205	82,965

Diluted earnings per share	$.57	$.40

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,952	$23,838
Accounts receivable	300,111	289,146
Income tax receivable	19,418	19,418
Prepaid expenses and other	122,929	131,640
Total current assets	444,410	464,042
Property and equipment	1,470,899	1,450,023
Less accumulated depreciation	460,402	438,644
Net property and equipment	1,010,497	1,011,379
Other assets	23,854	16,285
	$1,478,761	$1,491,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$161,733	$180,018
Accrued payroll	43,840	73,750
Claims accruals	17,786	18,535
Other accrued expenses	10,158	10,504
Deferred income taxes	37,853	25,414
Total current liabilities	271,370	308,221

Borrowings under revolving line of credit	68,000	—
Other long-term liabilities	41,583	40,294
Deferred income taxes	297,400	282,241
Stockholders’ equity	800,408	860,950
	$1,478,761	$1,491,706

See accompanying notes to condensed consolidated financial statements.

J.B. Hunt Transport Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31
	2005	2004
Cash flows from operating activities:
Net earnings	$47,499	$32,974
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,232	37,045
(Gain) loss on sale of revenue equipment	(1,015)	1,923
Deferred income taxes	27,598	19,234
Equity in loss of associated company	851	469
Tax benefit of stock options exercised	1,194	962
Amortization of discount, net	—	24
Changes in operating assets and liabilities:
Trade accounts receivable	(10,965)	(12,467)
Other assets	9,751	11,133
Trade accounts payable	(18,285)	(15,732)
Claims accruals	(749)	(44)
Accrued payroll and other accrued expenses	(28,967)	(5,227)
Net cash provided by operating activities	66,144	70,294
Cash flows from investing activities:
Additions to property and equipment	(61,229)	(136,512)
Proceeds from sale of equipment	23,894	66,832
Increase in other assets	(9,460)	(477)
Net cash used in investing activities	(46,795)	(70,157)
Cash flows from financing activities:
Proceeds from revolving line of credit	68,000	—
Principal payments under capital lease obligations	—	(26,985)
Issuance (acquisition) of treasury stock	(99,512)	849
Dividends paid	(9,723)	—
Net cash used in financing activities	(41,235)	(26,136)
Net decrease in cash and cash equivalents	(21,886)	(25,999)
Cash and cash equivalents at beginning of period	23,838	58,112
Cash and cash equivalents at end of period	$1,952	$32,113
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$458	$3,813
Income taxes	943	2,250

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Basis of Presentation

Our condensed consolidated financial statements included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 31, 2004 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission.  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading.  You should read the accompanying condensed consolidated financial statements in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

We believe that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made.  The results of operations for the interim periods presented in this report are not necessarily indicative of the results to be expected for the full calendar year ending December 31, 2005.

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

Had we determined compensation cost based on the fair value at the grant date for our stock options under Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation (SFAS No. 123), our net earnings would have been reduced to the pro forma amounts indicated below.  All amounts in the table, except per share amounts, are in thousands.

	Three Months Ended March 31
	2005	2004
Net earnings as reported	$47,499	$32,974

Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	1,128	1,245
Pro forma	$46,371	$31,729

Basic earnings per share

As reported	$.59	$.41

Pro forma	$.58	$.40

Diluted earnings per share

As reported	$.57	$.40

Pro forma	$.56	$.38

3.             Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, Exchanges of Nonmonetary Assets.  This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions.  APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis.  SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005.  As of March 31, 2005, we believe that SFAS 153 will have no significant effect on our financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.   SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25.  Among other items, SFAS 123(R) eliminates the use of APB 25 and intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  In accordance with SFAS No. 123(R), the cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award.  For public entities that do not file as small business issuers, the provisions of the revised statement were to be applied in the first interim or annual period beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission announced that it would provide for phased-in implementation of SFAS 123(R).  In accordance with this new implementation process, we are required to adopt SFAS 123(R) no later than January 1, 2006.  While we are currently evaluating the impact SFAS 123(R) will have on our financial results, we do not expect the impact to differ materially from the pro forma disclosures currently required by FAS 123 (see “Stock-based Compensation”).

4.                                      Debt (in thousands)

	March 31, 2005	December 31, 2004

Borrowings under revolving line of credit	$68,000	$—

Less current maturities	—	—
	$68,000	$—

At March 31, 2005, we were authorized to borrow up to $150 million under an existing revolving line of credit and had a $68 million balance outstanding under that agreement.  On April 27, 2005, we terminated the existing three-year agreement, which would have expired on November 14, 2005, and replaced it with a new, five-year agreement for the same amount.  The new agreement, which expires in April of 2010, provides for reduced rates and fees and also contains covenants which are less restrictive than our previous agreement. The interest rate applicable to borrowings under the new agreement is based on either the prime rate or LIBOR plus an applicable margin based on the level of borrowings.  Amounts outstanding under the revolving line of credit of $68 million at March 31, 2005, have been classified on the balance sheet based on the terms of the new agreement.

5.                                      Capital Stock

We have a stock option plan (Management Incentive Plan) that provides for the awarding of our common stock and stock options to key employees.  A summary of the restricted and non-qualified options to purchase our common stock follows:

	Number of shares	Weighted average exercise price per share	Number of shares exercisable
Outstanding at December 31, 2004	6,920,084	$14.31	459,262

Granted	22,500	44.05

Exercised	(94,134)	8.71

Outstanding at March 31, 2005	6,848,450	$14.49	477,128

At our stockholders’  meeting on April 21, 2005, an amendment was approved to increase the number of total authorized shares of our common stock from 100 million to one billion.

At our stockholders’ meeting on April 21, 2005, an amendment was approved to increase the number of shares reserved for issuance under the Management Incentive Plan from 17 million to 22 million.

We announced on April 21, 2005 that our Board of Directors declared a two for one stock split on our common stock, payable May 23, 2005, to stockholders of record on May 2, 2005.

We announced on April 21, 2005 that our Board of Directors declared the regular quarterly dividend of $0.12 per common share, payable on a pre-split basis on May 16, 2005, to stockholders of record on May 2, 2005.

We announced on April 21, 2005 that our Board of Directors authorized up to $500 million in additional purchases of our common stock over the next five years.  A previous authorization on December 10, 2004 for up to $100 million of stock purchases was completed in March of 2005.

6.                                      Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options or other contracts to issue common stock exercised or converted their holdings into common stock.  Outstanding stock options represent the only dilutive effects on weighted average shares.  The table below presents a reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share.  All amounts in the table, except per share amounts, are expressed in thousands.

	Three Months Ended March 31
	2005	2004

Net earnings	$47,499	$32,974

Basic weighted average shares outstanding	80,352	80,165

Dilutive effect of stock options	2,853	2,800

Diluted weighted average shares outstanding	83,205	82,965

Basic earnings per share	$.59	$.41

Diluted earnings per share	$.57	$.40

We had some options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended March 31
	2005	2004

Number of shares under option	6,500	25,000

Range of exercise price	$48.54 - $48.86	$27.82

7.                                      Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments.  During the three months ended March 31, 2005 and 2004, comprehensive income was equal to net earnings.

8.                                      Income Taxes

The effective income tax rate for the three month period ended March 31, 2005 was 38.5%, compared with 40.5% in 2004.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  The lower effective income tax rate in 2005 reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 tax returns.  In December 2003, we received an IRS Notice of Proposed Assessment which disallows the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have had preliminary discussions with the IRS Appeals Division and have been informed that the IRS Examination Division has been instructed to perform additional work since their case had not been developed adequately for the appellate hearing.  To date, we have not been contacted by the IRS Examination Division to provide any additional information for their review.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90 day letter, also known as a Notice of Deficiency. A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  In 2003, after receiving the IRS Notice of Proposed Assessment and reviewing applicable accounting literature, we reversed the 2003 expected non-cash tax benefits of approximately $7.7 million recognized during 2003, and suspended any further recognition of the benefit.  Based on events occurring subsequent to December 31, 2004, we established a reserve for a contingent tax liability of $33.6 million at December 31, 2004.  The liability for this contingency, which included estimated interest expense, was included on our consolidated balance sheet at December 31, 2004 as a long-term liability.  We accrued an additional $625,000 of interest expense during the first quarter of 2005 related to this contingency.  We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our then external public accountants and attorneys prior to entering into these transactions and we continue to vigorously defend against the IRS position using all administrative and legal processes available.  If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $44 million, excluding interest.

9.                                      Legal Proceedings

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

The current arbitration process commenced on July 7, 2004.  According to the JSA, any amounts due us or payable to BNSF, including professional fees, determined through the arbitration process, could be retroactive to July 7, 2004.  Both parties have continued to exchange and analyze data during late 2004 and early 2005.  Formal arbitration proceedings commenced on April 18, 2005.  At this time, we are unable to reasonably predict the outcome of this process and, as such, no gain or loss contingency can be determined to be recorded or disclosed.  Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, continues on a timely basis.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or liquidity.

10.          Business Segments

We operated three distinct business segments during the three months ended March 31, 2005 and 2004.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2004.  A summary of certain segment information is presented below (in millions):

	Assets
	As of March 31
	2005	2004
JBT	$695	$754
JBI	508	378
DCS	328	301
Other (includes corporate)	(52)	(79)
Total	$1,479	$1,354

	Operating Revenues
	For The Three Months Ended March 31
	2005	2004
JBT	$232	$210
JBI	287	242
DCS	195	170
Subtotal	714	622
Inter-segment eliminations	(5)	(4)
Total	$709	$618

	Operating Income
	For The Three Months Ended March 31
	2005	2004
JBT	$24.4	$14.7
JBI	34.5	29.1
DCS	20.1	14.3
Other (includes corporate)	0.2	0.1
Total	$79.2	$58.2

	Depreciation and Amortization Expense
	For The Three Months Ended March 31
	2005	2004
JBT	$16	$16
JBI	6	5
DCS	15	13
Other (includes corporate)	2	3
Total	$39	$37

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should refer to the attached interim condensed consolidated financial statements and related notes and also to our annual report (Form 10-K) for the year ended December 31, 2004 as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service.  You should also refer to Item 7 of our annual report (Form 10-K) for the year ended December 31, 2004, for additional information on risk factors and other events that are not within our control.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the Securities and Exchange Commission.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes.  Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent assets and liabilities are affected by these estimates.  We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from our estimates.  Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revision become known.

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

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims, analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience.  In doing so, the recorded ultimate liability considers future claims growth and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.  At March 31, 2005, we had approximately $9.5 million of estimated claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At March 31, 2005, we had a prepaid insurance asset of approximately $47 million, which represented pre-funded claims and premiums.

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

Segments

We operated three segments during the first quarter of 2005 and 2004.  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Summary of Operating Segments Results

For The Three Months Ended March 31

(dollars in millions)

	Operating Revenue			Operating Income
	2005	2004	% Change	2005	2004
JBT	$232	$210	10%	$24.4	$14.7
JBI	287	242	19	34.5	29.1
DCS	195	170	15	20.1	14.3
Other	—	—	—	.2	.1
Subtotal	714	622	15%	79.2	58.2
Inter-segment eliminations	(5)	(4)	—	—	—
Total	$709	$618	15%	$79.2	$58.2

Overview

Our total consolidated operating revenue for the first quarter of 2005 was $709 million, an increase of approximately 15% over the $618 million in the first quarter of 2004.  Fuel surcharge had an impact on this comparison.  If the amount of fuel surcharge revenue was excluded from both the 2005 and 2004 periods, consolidated operating revenue would have increased by 10%.

JBT segment revenue totaled $232 million for the first quarter of 2005, an increase of 10% over the $210 million in the first quarter of 2004.  If the amount of fuel surcharge revenue was excluded from both the 2005 and 2004 periods, segment revenue would have increased 6%.  This 6% increase in revenue was primarily a result of an approximate 8.2% increase in revenue per loaded mile, exclusive of fuel surcharges, partly offset by a small decline in the size of the tractor fleet.  This increase in revenue per loaded mile also enhanced operating income.  In addition, significantly lower accident and workers’ compensation costs in 2005 contributed to the improvement in segment operating income.  JBT operating income for the first quarter of 2005 was $24.4 million, compared with $14.7 million in 2004.  The operating ratio of the JBT segment was 89.5% in 2005 and 93.0% in 2004.

JBI segment revenue increased 19%, to $287 million during the first quarter of 2005, compared with $242 million in 2004.  If the amount of fuel surcharge revenue was excluded from both the 2005 and 2004 periods, the increase in JBI revenue would have been 13%.  The 13% increase in segment revenue was primarily a result of 7.1% higher revenue per loaded mile, exclusive of fuel surcharges, and a 4% increase in load volume.  Operating income of the JBI segment rose to $34.5 million in the first quarter of 2005  from $29.1 million in 2004, primarily due to the increase in revenue.  The operating ratio of the JBI segment was 88.0% in both 2005 and 2004.

DCS segment revenue grew 15%, to $195 million in 2005, from $170 million in 2004.  If fuel surcharge revenue was excluded from both the 2005 and 2004 periods, the increase in DCS revenue would have been 10%.  This 10% increase in DCS segment revenue was driven by a 7.5% increase in the size of the tractor fleet and a 2.5% increase in net revenue per tractor, excluding fuel surcharges.  Operating income of our DCS segment climbed to $20.1 million in 2005, from $14.3 million in 2004.  The DCS operating ratio was 89.7% in 2005 and 91.6% in 2004.  Improvements in operating income were driven by improved productivity and pricing and reduced accident and workers’ compensation expenses.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31
	Percentage of Operating Revenues		Percentage Change Between Quarters
	2005	2004	2005 vs. 2004
Operating revenues	100.0%	100.0%	14.8%
Operating expenses
Salaries, wages and employee benefits	28.3%	30.8%	5.8%
Rents and purchased transportation	33.7	33.0	17.4
Fuel and fuel taxes	11.7	10.3	29.8
Depreciation and amortization	5.5	6.0	5.9
Operating supplies and expenses	4.5	4.6	10.2
Insurance and claims	1.7	2.1	(9.7)
Operating taxes and licenses	1.3	1.4	1.8
General and administrative expenses, net of gain or loss on asset dispositions	1.4	1.4	14.2
Communication and utilities	0.8	0.9	—
Total operating expenses	88.8	90.6	12.6
Operating income	11.2	9.4	36.0
Interest income	0.0	0.1	(56.2)
Interest expense	.2	.4	(53.9)
Equity in loss of associated companies	.1	.1	81.5
Earnings before income taxes	10.9	9.0	39.4
Income taxes	4.2	3.6	32.5
Net earnings	6.7%	5.3%	44.1%

Consolidated Operating Expenses

Total operating expenses increased 12.6%, while operating revenues rose 14.8% during the first quarter of 2005, over the comparable period of 2004.  The combination of the change in these two categories resulted in our operating ratio improving by 180 basis points to 88.8% in 2005, from 90.6% in 2004.  As previously mentioned, increases in revenue per loaded mile, exclusive of fuel surcharges, and lower casualty and workers’ compensation claims costs were two of the more significant factors driving these changes.

Salaries, wages and employee benefit costs increased 5.8% in 2005 over 2004, but declined to 28.3% of revenue in 2005, from 30.8% in 2004.  While we continue to increase various levels of driver compensation as required to attract and retain quality drivers, we, to date, have been able to recover the majority of these higher costs through rate increases.  Rents and purchased transportation costs rose 17.4% in 2005, primarily due to additional funds paid to railroads and drayage companies, related to our JBI business growth, and to the expansion of our independent contractor fleet.

Fuel cost per gallon was approximately 30% higher in 2005, over 2004.  We have fuel surcharge programs in place with the majority of our customers that allow us to adjust charges relatively quickly when fuel costs change.  We were able to recover substantially all of our increased fuel costs experienced during the first quarter of 2005.  The 10.2% increase in operating supplies and expenses was partly due to increased maintenance and tire costs incurred relative to our aging trailing equipment.

The decline in insurance and claims costs was primarily a result of lower accident and claims experience in 2005.  We continue to make safety a primary focus item throughout our entire organization.  The category of general and administrative expenses includes driver recruiting and testing, legal and professional fees and bad debt expense.  These mentioned expenses all rose in 2005.  Gains and losses on asset dispositions are also classified in this expense category.  We experienced a net gain of approximately $1 million in 2005, compared with a $1.9 million loss in 2004.

Interest expense declined significantly in 2005, primarily due to lower levels of debt.  We also paid off all our remaining capital lease obligations in late 2004.  Our effective income tax rate was 38.5% in 2005 and 40.5% in 2004.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  The lower effective income tax rate in 2005 reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.  See “Risk Factors” for additional information on income taxes.

We expect our effective income tax rate to approximate 39.0% for calendar year 2005.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $66 million during the first three months of 2005, compared with $70 million for the same period of 2004.  Our higher level of net earnings and the impact of deferred income taxes in 2005, relative to 2004, positively impacted net cash provided by operating activities.  These increases in net cash were offset in 2005, relative to 2004, by cash used for trade accounts payable and accrued payroll and other accrued expenses.  Net cash used in investing activities was $47 million in 2005, compared with $70 million in 2004.  The lower level of cash used in investing activities during the current quarter was primarily due to fewer new tractors being purchased or upgraded relative to 2004.  Net cash used in financing activities was $41 million in 2005 and $26 million in 2004.  While we had no balance sheet debt at December 31, 2004, cash was used to purchase treasury stock and pay dividends during the current quarter.  The majority of this cash was provided from our revolving line of credit.

Selected Balance Sheet Data

	As of
	March 31, 2005	December 31, 2004	March 31, 2004
Working capital ratio	1.64	1.51	1.05

Current maturities of long-term debt, current installments of obligations under capital leases and line-of-credit borrowings (millions)	—	—	$145

Total debt, obligations under capital leases and line-of-credit borrowings (millions)	$68	—	$145

Total debt to equity	.09	.24	.20

Total debt as a ratio to total capital	.08	.20	.16

At December 31, 2004, we had no balance sheet debt.  During the first quarter of 2005, we utilized $68 million of borrowings under our revolving line of credit to fund approximately $100 million of treasury stock purchases and to pay our regular quarterly dividend.

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

At March 31, 2005, we were authorized to borrow up to $150 million under an existing revolving line of credit and had a $68 million balance outstanding under that agreement.  On April 27, 2005, we terminated the existing three-year agreement, which would have expired on November 14, 2005, and replaced it with a new, five-year agreement for the same amount.  The new agreement, which expires in April of 2010, provides for reduced rates and fees and also contains covenants which are less restrictive than our previous agreement.  The amounts presented below related to the revolving line of credit have been presented based on the terms of the new agreement.

We believe that our liquid assets, cash generated from operations and new revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of March 31, 2005 Amounts Due by Period (dollars in millions )
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years
Operating leases	$146	$58	$75	$9	$4
Revolving line of credit	68	—	—	68	—
Subtotal	$214	$58	$75	$77	$4
Commitments to acquire revenue equipment	126	126	—	—	—
Facilities	6	6	—	—	—
Total	$346	$190	$75	$77	$4

	Financing Commitments Expiring By Period As of March 31, 2005 (dollars in millions)
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years
Revolving credit arrangements	$150	$—	$—	$150	$—
Standby letters of credit	19	19	—	—	—
Total	$169	$19	$—	$150	$—

Our net capital expenditures were $37 million during the first three months of 2005, compared with $70 million for the same period of 2004.  As mentioned above, the reduced level of capital expenditures in 2005 was primarily due to fewer tractor purchases and upgrades.  We are currently committed to spend approximately $132 million, net of $72 million of expected proceeds from sale or trade-in allowances, on revenue equipment and construction of new facilities.

Risk Factors

You should refer to Item 7 of our annual report (Form 10-K) for the year ended December 31, 2004, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

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

•                  We are currently engaged in an arbitration process with the Burlington Northern Santa Fe (BNSF) railroad to clarify certain financial and operating terms in our Joint Service Agreement (JSA).

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

The current arbitration process commenced on July 7, 2004.  According to the JSA, any amounts due us or payable to BNSF, including professional fees, determined through the arbitration process, could be retroactive to July 7, 2004.  Both parties have continued to exchange and analyze data during late 2004 and early 2005.  Formal arbitration proceedings commenced on April 18, 2005.  At this time, we are unable to reasonably predict the outcome of this process and, as such, no gain or loss contingency can be determined to be recorded or disclosed.  Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, continues on a timely basis.

•                  Difficulty in attracting drivers could affect our profitability and ability to grow.

•                  Ongoing insurance and claims expenses could significantly reduce our earnings.

•                  The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 tax returns.  In December 2003, we received an IRS Notice of Proposed Assessment which disallows the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have had preliminary discussions with the IRS Appeals Division and have been informed that the IRS Examination Division has been instructed to perform additional work since their case had not been developed adequately for the appellate hearing.  To date, we have not been contacted by the IRS Examination Division to provide any additional information for their review.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90 day letter, also known as a Notice of Deficiency. A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  In 2003, after receiving the IRS Notice of Proposed Assessment and reviewing applicable accounting literature, we reversed the 2003 expected non-cash tax benefits of approximately $7.7 million recognized during 2003, and suspended any further recognition of the benefit.  Based on events occurring subsequent to December 31, 2004, we established a reserve for a contingent tax liability of $33.6 million at December 31, 2004.  The liability for this contingency, which included estimated interest expense, was included on our consolidated balance sheet at December 31, 2004 as a long-term liability.  We accrued an additional $625,000 of interest expense during the first quarter of 2005 related to this contingency.  We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our then external public accountants and attorneys prior to entering into these transactions and we continue to vigorously defend against the IRS position using all administrative and legal processes available.  If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $44 million, excluding interest.

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

•                  Rapid changes in fuel costs can impact our periodic financial results.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of our use of revolving lines of credit.  From time to time we utilize interest rate swaps to mitigate the effects of interest rate changes; none were outstanding at March 31, 2005.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on our results of operations based on variable rate debt outstanding at March 31, 2005.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2005.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from its foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

ITEM 4.                 CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

In addition, there were no changes in our internal control over financial reporting during our first quarter of 2005 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.           Legal Proceedings

We are currently engaged in an arbitration process with the Burlington Northern Santa Fe railroad (BNSF) to clarify certain financial and operating terms in our Joint Service Agreement (JSA).  See “Risk Factors” for additional information on this matter.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or liquidity.

Item 2.           Changes in Securities

The following table provides information regarding our purchases of J.B. Hunt Transport Services, Inc. common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Authorization Remaining
1/1/2005-1/31/2005	374,400	$41.74	$84,372,764

2/1/2005-2/28/2005	1,444,600	44.76	19,713,987

3/1/2005-3/31/2005	444,750	44.32	1,682

Total	2,263,750	$44.17	$1,682

The purchases above were made pursuant to a program adopted by our Board of Directors on December 14, 2004.  At that time our Board authorized the purchase of up to $100 million worth of our common stock.  On April 21, 2005, our Board adopted a new program that authorized the purchase of up to $500 million of our common stock over the next five years.

Item 3.           Defaults Upon Senior Securities

None applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 21, 2005.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  Our board of directors is divided into three classes, one of which stands for election each year.  The Class I directors include Johnelle D. Hunt, Kirk Thompson, Leland E. Tollett and John A. White.  The Class I directors were re-elected at the shareholders’ meeting for a term of three years and until their successors are duly elected and qualified.  Coleman H. Peterson, who was appointed as a new Class II director in May of 2004, was also re-elected at the shareholders’ meeting for a one-year term.  The term of our Class II directors, Thomas L. Hardeman, James L. Robo and Coleman H. Peterson, will continue until 2006.  The term of our Class III directors, John A. Cooper, Jr., Wayne Garrison and Bryan Hunt will continue until 2007.  Four Class I directors and one Class II director were elected at this Shareholders’ Meeting.  The vote tabulations regarding the election of the directors are indicated below:

		Votes
		For	Against	Abstained	Broker Non-Votes
1.	To elect four (4) Class I directors for a term of three (3 years each and one (1) Class II director for a term of one (1) year	69,744,787	0	5,486,737	0

2.	To approve an increase in authorized shares from 100 million to one billion	41,927,522	33,289,999	14,003	0

3.	To amend the Company’s Management Incentive Plan increasing the number of shares reserved for issuance from 17 million to 22 million	39,709,064	28,867,715	81,822	6,572,923

There was no solicitation in opposition to our nominees for Directors as listed in the proxy statement and no nominee received less than ninety-two percent of the shares voted.  No additional business or other matters came before the meeting or any adjournment thereof.

Item 5.           Other Information

We announced on April 21, 2005 that our Board of Directors declared a two for one stock split on our common stock, payable May 23, 3005, to stockholders of record on May 2, 2005.

We announced on April 21, 2005 that our Board of Directors declared the regular quarterly dividend of $0.12 per common share, payable on a pre-split basis on May 16, 2005, to stockholders of record on May 2, 2005.

We announced on April 21, 2005 that our Board of Directors authorized up to $500 million in additional purchases of our common stock over the next five years.  A previous authorization on December 10, 2004 for up to $100 million of stock purchases was completed in March of 2005.

Item 6.           Exhibits and Reports on Form 8-K

a)              Exhibits

See Index to Exhibits

b)             Reports on Form 8-K

On March 9, 2005 we filed a current report on Form 8-K announcing an update on a tax audit and the establishment of a $33.6 million reserve for a contingent tax liability.

On March 29, 2005 we filed a current report on Form 8-K announcing that our Board of Directors had appointed Ernst & Young LLP as our independent registered public accounting firm and had dismissed KPMG LLP.

On April 14, 2005 we filed a current report on Form 8-K announcing our financial results for the first quarter ended March 31, 2005.

On April 22, 2005 we filed a current report on Form 8-K announcing that our Board of Directors:

•                  declared a two for one stock split on our common stock, payable May 23, 3005, to stockholders of record on May 2, 2005.

•                  declared the regular quarterly dividend of $0.12 per common share, payable on a pre-split basis on May 16, 2005, to stockholders of record on May 2, 2005.

•                  authorized up to $500 million in additional purchases of our common stock over the next five years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29th day of April, 2005.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration,
Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer

INDEX TO EXHIBITS

J.B. HUNT TRANSPORT SERVICES, INC.

Exhibit Number	Exhibit

3.1	Amended Articles of Incorporation

3.2	Amended Bylaws

10.1	Amended Management Incentive Plan

10.2	Summary of Compensation Arrangements With Named Executive Officers

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002