Form 10-Q
period 2005-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2005-07-22
CIK 728535

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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

Yes     ☒              No     ☐

The number of shares of the registrant’s $.01 par value common stock outstanding on June 30, 2005 was 158,386,017.

(Reflects a two for one stock split paid on May 23, 2005.)

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended June 30, 2005

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Operating revenues	$759,206	$679,036	$1,468,384	$1,296,735

Operating expenses
Salaries, wages and employee benefits	213,655	207,487	414,538	397,451
Rents and purchased transportation	253,299	221,642	492,375	425,350
Fuel and fuel taxes	89,507	66,626	172,377	130,481
Depreciation and amortization	40,109	36,730	79,341	73,775
Operating supplies and expenses	31,210	31,079	62,864	59,800
Insurance and claims	13,075	15,369	24,830	28,393
Operating taxes and licenses	9,330	8,763	18,216	17,488
General and administrative expenses, net of gain or loss on asset dispositions	10,738	6,477	20,526	15,048
Communication and utilities	5,278	5,689	11,144	11,558
Total operating expenses	666,201	599,862	1,296,211	1,159,344
Operating income	93,005	79,174	172,173	137,391
Interest income	229	911	380	1,256
Interest expense	1,758	2,491	2,992	5,165
Equity in loss of associated company	1,284	914	2,135	1,383
Earnings before income taxes	90,192	76,680	167,426	132,099
Income taxes	35,561	31,055	65,296	53,500
Net earnings	$54,631	$45,625	$102,130	$78,599

Average basic shares outstanding*	158,387	160,995	159,539	160,663

Basic earnings per share*	$.34	$.28	$.64	$.49

Average diluted shares outstanding*	163,483	166,411	164,940	166,170

Diluted earnings per share*	$.33	$.27	$.62	$.47

Dividends declared per common share*	$.06	$.015	$.12	$.015

*      All shares outstanding and per share amounts for all periods presented reflect a two-for-one stock split paid on May 23, 2005.

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,757	$23,838
Trade accounts receivable	311,799	289,146
Income taxes receivable	6,580	19,418
Prepaid expenses and other	103,513	131,640
Total current assets	426,649	464,042
Property and equipment	1,507,430	1,450,023
Less accumulated depreciation	489,430	438,644
Net property and equipment	1,018,000	1,011,379
Other assets	20,898	16,285
	$1,465,547	$1,491,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$139,548	$180,018
Accrued payroll	45,044	73,750
Claims accruals	17,714	18,535
Other accrued expenses	8,737	10,504
Deferred income taxes	54,585	25,414
Total current liabilities	265,628	308,221

Borrowings under revolving line of credit	67,300	—
Other long-term liabilities	43,277	40,294
Deferred income taxes	253,505	282,241
Stockholders’ equity	835,837	860,950
	$1,465,547	$1,491,706

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30
	2005	2004
Cash flows from operating activities:
Net earnings	$102,130	$78,599
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	79,341	73,775
(Gain) loss on sale of revenue equipment	(1,853)	251
Deferred income taxes	1,684	32,667
Equity in loss of associated company	2,135	1,383
Tax benefit of stock options exercised	8,302	8,864
Amortization of discount, net	—	48
Changes in operating assets and liabilities:
Trade accounts receivable	(22,653)	(19,990)
Income taxes receivable	12,838	—
Other assets	30,207	35,519
Trade accounts payable	(40,470)	(31,372)
Claims accruals	(821)	820
Accrued payroll and other accrued expenses	(28,739)	5,937
Net cash provided by operating activities	142,101	186,501
Cash flows from investing activities:
Additions to property and equipment	(131,352)	(262,723)
Proceeds from sale of equipment	47,243	108,587
Increase in other assets	(8,827)	(1,087)
Net cash used in investing activities	(92,936)	(155,223)
Cash flows from financing activities:
Proceeds from revolving line of credit	67,300	—
Principal payments under capital lease obligations	—	(45,243)
Acquisition of treasury stock	(116,313)	(4,305)
Dividends paid	(19,233)	(2,414)
Net cash used in financing activities	(68,246)	(51,962)
Net decrease in cash and cash equivalents	(19,081)	(20,684)
Cash and cash equivalents at beginning of period	23,838	58,112
Cash and cash equivalents at end of period	$4,757	$37,428
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,382	$3,916
Income taxes	42,473	11,969

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

All shares outstanding and per share amounts for all periods prior to June 30, 2005 in this Form 10-Q reflect a two-for-one stock split paid on May 23, 2005.

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

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net earnings as reported (in thousands)	$54,631	$45,625	$102,130	$78,599

Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	1,261	1,269	2,522	2,514
Pro forma	$53,370	$44,356	$99,608	$76,085

Basic earnings per share

As reported	$.34	$.28	$.64	$.49

Pro forma	$.34	$.28	$.62	$.47

Diluted earnings per share

As reported	$.33	$.27	$.62	$.47

Pro forma	$.33	$.27	$.60	$.46

3.             Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  SFAS No. 123(R) is a revision of SFAS No. 123, and supersedes APB 25.  Among other items, SFAS 123(R) eliminates the use of APB 25 and intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  In accordance with SFAS No. 123(R), the cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award.  For public entities that do not file as small business issuers, the provisions of the revised statement were to be applied in the first interim or annual period beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission announced that it would provide for phased-in implementation of SFAS 123(R).  In accordance with this new implementation process, we are required to adopt SFAS 123(R) no later than January 1, 2006.  While we are currently evaluating the impact SFAS 123(R) will have on our financial results, we do not expect the impact to differ materially from the pro forma disclosures currently required by FAS 123 (see “Stock-based Compensation”).

4.             Debt (in thousands)

	June 30, 2005	December 31, 2004

Borrowings under revolving line of credit	$67,300	$—

Less current maturities	—	—
	$67,300	$—

At June 30, 2005, we were authorized to borrow up to $150 million under our revolving line of credit and had a $67.3 million balance outstanding under that agreement.  The applicable interest rate under our agreement, which expires in April 2010, is based on either the prime rate or LIBOR, plus a margin based on the level of borrowings.

5.             Capital Stock

We have a stock option plan (Management Incentive Plan) that provides for the awarding of our common stock and stock options to key employees.  A summary of the non-qualified options to purchase our common stock follows:

		Weighted average	Number of
	Number of	exercise price	shares
	shares	per share	exercisable

Outstanding at December 31, 2004	13,840,168	$7.15	918,524

Granted	94,000	21.05

Exercised	(1,486,002)	4.50

Terminated	(68,000)	6.33

Outstanding at June 30, 2005	12,380,166	$7.58	2,986,713

We announced on July 21, 2005 that our Board of Directors declared a regular quarterly dividend of $.06 per common share, payable on August 19, 2005, to stockholders of record on August 2, 2005.

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

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net earnings	$54,631	$45,625	$102,130	$78,599

Basic weighted average shares outstanding	158,387	160,995	159,539	160,663

Dilutive effect of stock options	5,096	5,416	5,401	5,507

Diluted weighted average shares outstanding	163,483	166,411	164,940	166,170

Basic earnings per share	$.34	$.28	$.64	$.49

Diluted earnings per share	$.33	$.27	$.62	$.47

We had some options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Number of shares under option	1,446,000	26,000	25,000	56,000

Range of exercise price	$20.29 - $24.43	$16.81	$21.51 - $24.43	$15.82 - $16.81

7.             Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments.  During the three and six months ended June 30, 2005 and 2004, comprehensive income was equal to net earnings.

8.             Income Taxes

Our effective income tax rate was 39.4% for the three months ended June 30, 2005, compared with 40.5%

during the second quarter of 2004.  Our effective income tax rate was 39.0% for the six months ended June 30, 2005 and 40.5% in 2004.  In determining our provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  The lower effective income tax rate in 2005 reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 tax returns.  In December 2003, we received an IRS Notice of Proposed Assessment which disallows the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have had preliminary discussions with the IRS Appeals Division and have been informed that the IRS Examination Division has been instructed to perform additional work since their case had not been developed adequately for the appellate hearing.  To date, we have not been contacted by the IRS Examination Division to provide any additional information for their review.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90 day letter, also known as a Notice of Deficiency. A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  In 2003, after receiving the IRS Notice of Proposed Assessment and reviewing applicable accounting literature, we reversed the 2003 expected non-cash tax benefits of approximately $7.7 million recognized during 2003, and suspended any further recognition of the benefit.  Based on events occurring subsequent to December 31, 2004, we established a reserve for a contingent tax liability of $33.6 million at December 31, 2004.  The liability for this contingency, which included estimated interest expense, was included on our consolidated balance sheet at December 31, 2004 as a long-term liability.  We accrued approximately $1.2 million of interest expense during the first six months of 2005 related to this contingency.  We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our then external public accountants and attorneys prior to entering into these transactions and we continue to vigorously defend against the IRS position using all administrative and legal processes available.  If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $44 million, excluding interest.

9.             Legal Proceedings

We are currently engaged in an arbitration process with the Burlington Northern Santa Fe Railroad (BNI) to clarify certain financial and operating terms in our Joint Service Agreement (JSA).  BNI provides a significant amount of rail transportation services to our JBI business segment.  The JSA is an agreement between BNI and us, which was signed in 1996, and defines a number of financial and operating arrangements relative to our intermodal business.  The JSA specifies arbitration as the method of resolving disagreements if a mediation process does not result in resolution.  We were unable to resolve our differences with BNI through mediation during the second quarter of 2004.

The current arbitration process commenced on July 7, 2004.  According to the JSA, any amounts due us or payable to BNI, including professional fees, determined through the arbitration process, could be retroactive to July 7, 2004.  Both parties have continued to exchange and analyze data during late 2004 and early 2005.  Formal arbitration proceedings commenced on April 18, 2005.  At this time, we are unable to reasonably predict the outcome of this process and, as such, no gain or loss contingency can be determined to be recorded or disclosed.  Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, continues on a timely basis.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or liquidity.

10.          Business Segments

We operated three distinct business segments during the six months ended June 30, 2005 and 2004.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2004.  A summary of certain segment information is presented below (in millions):

	Assets
	As of June 30
	2005	2004
JBT	$697	$682
JBI	550	399
DCS	361	275
Other (includes corporate)	(142)	44
Total	$1,466	$1,400

	Operating Revenues
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
JBT	$246	$233	$478	$443
JBI	309	263	596	505
DCS	209	187	403	357
Subtotal	764	683	1,477	1,305
Inter-segment eliminations	(5)	(4)	(9)	(8)
Total	$759	$679	$1,468	$1,297

	Operating Income
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
JBT	$27.1	$29.2	$51.5	$43.9
JBI	38.5	31.8	73.0	60.9
DCS	27.0	17.8	47.1	32.0
Other (includes corporate)	.4	.4	.6	.6
Total	$93.0	$79.2	$172.2	$137.4

	Depreciation and Amortization Expense
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
JBT	$16.3	$14.9	$32.1	$30.6
JBI	6.3	5.5	12.4	10.9
DCS	14.7	13.6	29.3	26.8
Other (includes corporate)	2.8	2.7	5.5	5.5
Total	$40.1	$36.7	$79.3	$73.8

11.          Reclassifications

We have reclassified certain amounts from our 2004 financial statements so they will be consistent with the way we have classified amounts in 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should refer to the attached interim condensed consolidated financial statements and related notes and also to our annual report (Form 10-K) for the year ended December 31, 2004 as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service.  You should also refer to Item 7 of our annual report (Form 10-K) for the year ended December 31, 2004, for additional information on risk factors and other events that are not within our control.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the Securities and Exchange Commission.

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

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions and accidents and cargo claims.  Most insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  The amounts of self-insurance change from time to time based on certain measurement dates and policy expiration dates.  We are self-insured for a portion of our claims exposure resulting from cargo loss, personal injury, property damage, workers’

compensation and health claims for amounts up to the first $2 million for auto accidents and $1 million for workers’ compensation claims.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims, analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience.  In doing so, the recorded ultimate liability considers future claims growth and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.  At June 30, 2005, we had approximately $17.7 million of estimated claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At June 30, 2005, we had a prepaid insurance asset of approximately $61.1 million, which represented pre-funded claims and premiums.

Revenue Equipment

We operate a significant number of tractors, trailers and containers in connection with our business.  This equipment may be purchased or acquired under capital or operating lease agreements.  In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements.  Revenue equipment which is purchased is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  Equipment acquired under capital leases is initially recorded at the net present value of the minimum lease payments and amortized on the straight-line method over the lease term or the estimated useful life, whichever is shorter.  We had no revenue equipment under capital lease arrangements at June 30, 2005.

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

Segments

We operated three segments during the six months ended June 30, 2005.  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Comparison of Second Quarter 2005 to Second Quarter 2004

Summary of Operating Segments Results

For The Three Months Ended June 30

(dollars in millions)

	Operating Revenue			Operating Income
	2005	2004	% Change	2005	2004
JBT	$246	$233	6%	$27.1	$29.2
JBI	309	263	17	38.5	31.8
DCS	209	187	12	27.0	17.8
Other	—	—	—	.4	.4
Subtotal	764	683	12%	93.0	79.2
Inter-segment eliminations	(5)	(4)	—	—	—
Total	$759	$679	12%	$93.0	$79.2

Overview

Our total consolidated operating revenue for the second quarter of 2005 was $759 million, an increase of approximately 12% over the $679 million in the second quarter of 2004.  Fuel surcharge had an impact on this comparison.  If the amount of fuel surcharge revenue was excluded from both the 2005 and 2004 periods, consolidated operating revenue would have increased by 7%.

JBT segment revenue totaled $246 million for the second quarter of 2005, an increase of 6% over the $233 million in the second quarter of 2004.  If the amount of fuel surcharge revenue was excluded from both the 2005 and 2004 periods, segment revenue would have increased 1%.  This 1% increase in revenue was primarily a result of an approximate 4.6% increase in revenue per loaded mile, exclusive of fuel surcharges, partly offset by a 3% decline in miles per tractor and by a small decline in the size of the tractor fleet.  While the rise in 2005 revenue per loaded mile represented more than an $11 million increase in operating income, higher costs such as driver wages, equipment ownership and driver recruiting, the rapid increase of fuel costs, as well as lower equipment utilization, more than offset this increase in revenue.  In spite of some lower costs, such as accident and workers’ compensation in the current quarter, JBT segment operating income declined to $27.1 million in 2005, from $29.2 million in 2004.  The operating ratio of the JBT segment was 89.0% in 2005 and 87.5% in 2004.

JBI segment revenue increased 17%, to $309 million during the second quarter of 2005, compared with $263 million in 2004.  If the amount of fuel surcharge revenue was excluded from both the 2005 and 2004 periods, the increase in JBI revenue would have been 12%.  This 12% increase in segment revenue was primarily a result of 6.8% higher revenue per loaded mile, exclusive of fuel surcharges, and a 3% increase in load volume.  Operating income of the JBI segment rose to $38.5 million in the second quarter of 2005 from $31.8 million in 2004, primarily due to the increase in revenue.  The operating ratio of the JBI segment was 87.5% in 2005 and 87.9% in 2004.

DCS segment revenue grew 12%, to $209 million in 2005, from $187 million in 2004.  If fuel surcharge revenue was excluded from both the 2005 and 2004 periods, the increase in DCS revenue would have been 7%.  This 7% increase in DCS segment revenue was driven by a 4% increase in the size of the tractor fleet and a 3% increase in net revenue per tractor, excluding fuel surcharges.  Operating income of our DCS segment climbed to $27.0 million in 2005, from $17.8 million in 2004.  The DCS operating ratio was 87.1% in 2005 and 90.5% in 2004.  The improvement in current year operating income was primarily a result of higher rates and revenue per tractor, partly offset by increases in driver compensation, as well as, equipment ownership and operating expenses, such as tolls.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30
	Percentage of		Percentage Change
	Operating Revenues		Between Quarters
	2005	2004	2005 vs. 2004
Operating revenues	100.0%	100.0%	11.8%
Operating expenses
Salaries, wages and employee benefits	28.1%	30.6%	3.0%
Rents and purchased transportation	33.4	32.6	14.3
Fuel and fuel taxes	11.8	9.8	34.3
Depreciation and amortization	5.3	5.4	9.2
Operating supplies and expenses	4.1	4.6	.4
Insurance and claims	1.7	2.3	(14.9)
Operating taxes and licenses	1.2	1.3	6.5
General and administrative expenses, net of gains	1.4	1.0	65.8
Communication and utilities	.7	.8	(7.2)
Total operating expenses	87.7	88.3	11.1
Operating income	12.3	11.7	17.5
Interest income	.0	.1	(74.9)
Interest expense	.2	.4	(29.4)
Equity in loss of associated companies	.2	.1	40.5
Earnings before income taxes	11.9	11.3	17.6
Income taxes	4.7	4.6	14.5
Net earnings	7.2%	6.7%	19.7%

Consolidated Operating Expenses

Total operating expenses increased 11.1%, while operating revenues rose 11.8% during the second quarter of 2005, over the comparable period of 2004.  The combination of the change in these two categories resulted in our operating ratio improving by 60 basis points to 87.7% in 2005, from 88.3% in 2004.  As previously mentioned, the increase in revenue per loaded mile, exclusive of fuel surcharges, was the most significant factor that contributed to our improved operating income.  However, we incurred sizable increases in driver compensation and recruiting expenses, equipment ownership and operating costs, such as tolls, which partly offset the increase in revenue.

Salaries, wages and employee benefit costs increased 3.0% in 2005 over 2004, but declined to 28.1% of revenue in 2005, from 30.6% in 2004.  While we continue to increase various levels of driver compensation as required to attract and retain quality drivers, we, to date, have been able to recover the majority of these higher costs through rate increases.  Rents and purchased transportation costs rose 14.3% in 2005, primarily due to additional funds paid to railroads and drayage companies, related to our JBI business growth.

Fuel cost per gallon was approximately 34% higher in 2005, over 2004.  We have fuel surcharge programs in place with the majority of our customers that allow us to adjust charges relatively quickly when fuel costs change.  We were able to recover substantially all of our increased fuel costs experienced during the second quarter of 2005.  The 9.2% increase in depreciation and amortization expense was partly due to higher new tractor purchase prices.  While the size of our tractor fleet was essentially the same in 2005 and 2004, the higher cost of replacement tractors drove up our equipment ownership expense.

The 14.9% decline in insurance and claims costs was primarily a result of lower accident and claims experience in 2005.  We continue to make safety a primary focus item throughout our entire organization.  The category of general and administrative expenses includes driver recruiting and testing, legal and professional fees and bad debt expense.  These mentioned expenses increased significantly in 2005.  Our legal and professional fees rose in 2005, primarily due to our arbitration dispute with the Burlington Northern Santa Fe Railroad (BNI).  Gains and losses on asset dispositions are also classified in this expense category.  We experienced a net gain of approximately $.8 million in 2005, compared with a $1.7 million gain in 2004.

Interest expense declined approximately $.7 million in 2005, due to reduced debt levels.  We also paid off all of our remaining capital lease obligations in late 2004.  We accrued approximately $.6 million of interest expense during the current quarter related to an income tax contingency.  Interest income also declined approximately $.7 million, as we utilized available cash in late 2004 to reduce debt and pay off our capital lease obligations.  In 2005, cash has been utilized to repurchase our stock.  Our effective income tax rate was 39.4% for the second quarter of 2005 and 40.5% in 2004.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  The lower effective income tax rate in 2005 reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.  See “Risk Factors” for additional information on income taxes.

We expect our effective income tax rate to approximate 39.0% for calendar year 2005.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

Summary of Operating Segments Results

For The Six Months Ended June 30

(dollars in millions)

	Operating Revenue			Operating Income
	2005	2004	%Change	2005	2004
JBT	$478	$443	8%	$51.5	$43.9
JBI	596	505	18	73.0	60.9
DCS	403	357	13	47.1	32.0
Other	—	—	—	.6	.6
Subtotal	1,477	1,305	13%	172.2	137.4
Inter-segment eliminations	(9)	(8)	—	—	—
Total	$1,468	$1,297	13%	$172.2	$137.4

Overview

Our total consolidated operating revenue for the six months ended June 30, 2005 was $1,468 million, an increase of approximately 13% over the $1,297 million in the comparable period of 2004.  Fuel surcharge revenue had an impact on this comparison.  The amount of fuel surcharge revenue billed during the six month period ended June 30, 2005, was $68.3 million more than the amount billed during the comparable period in 2004.  Excluding fuel surcharges, total operating revenue during the first half of 2005 increased 8% over 2004.

JBT segment revenue totaled $478 million for the six months ended June 30, 2005, an increase of 8% over the $443 million in the comparable period of 2004.  If the amount of fuel surcharge revenue was excluded from both the 2005 and 2004 periods, segment revenue would have increased 3%.  This 3% increase in revenue was primarily a result of an approximate 6.4% increase in revenue per loaded mile, exclusive of fuel surcharges, partly offset by a 2% decline in tractor utilization and a small decrease in the average size of the tractor fleet.  The increase in revenue per loaded mile, excluding fuel surcharges, contributed to the improvement in operating income of the JBT segment.  The higher revenue per mile was primarily a result of rate increases and our capacity management activities.  The positive impact of revenue per mile was partly offset by increases in driver compensation and recruiting expenses, as well as equipment ownership, the rapid increase of fuel costs and higher operating expenses such as tolls.  Lower miles per tractor also negatively impacted operating income in the current quarter.  JBT operating income for the first half of 2005 was $51.5 million, compared with $43.9 million in 2004.  The operating ratio of the JBT segment was 89.2% in 2005 and 90.1% in 2004.

JBI segment revenue increased 18%, to $596 million during the first half of 2005, compared with $505 million in 2004.  If the amount of fuel surcharge revenue was excluded from both the 2005 and 2004 periods, the increase in JBI revenue would have been 13%.  This increase in revenue was driven by a strong pricing environment, with revenue per loaded mile, excluding fuel surcharge, up 6.9% in 2005 over the comparable period of 2004.  Load volume rose 3% over the prior year.  Operating income of the JBI segment rose to $73.0 million in the first half of 2005, compared with $60.9 million in 2004.  The operating ratio of the JBI segment was 87.8% in 2005 and 87.9% in 2004.

DCS segment revenue grew 13%, to $403 million in 2005, from $357 million in 2004.  If fuel surcharge revenue was excluded from both the 2005 and 2004 periods, the increase in DCS revenue would have been 9%.  This increase in DCS segment revenue was driven by a 6% increase in the size of the average tractor fleet and a 3% increase in net revenue per tractor, excluding fuel surcharge.  Operating income of our DCS segment climbed to $47.1 million in 2005, from $32.0 million in 2004.  The DCS operating ratio was 88.3% in 2005 and 91.0% in 2004.  Improvement in operating income was driven by higher revenue per tractor and reduced idle tractor count, partly offset by increases in equipment rental, driver compensation, revenue equipment ownership and toll expenses.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30
	Percentage of		Percentage Change
	Operating Revenues		Between Periods
	2005	2004	2005 vs. 2004
Operating revenues	100.0%	100.0%	13.2%
Operating expenses
Salaries, wages and employee benefits	28.2	30.7%	4.3%
Rents and purchased transportation	33.5	32.8	15.8
Fuel and fuel taxes	11.7	10.1	32.1
Depreciation and amortization	5.4	5.7	7.5
Operating supplies and expenses	4.3	4.6	5.1
Insurance and claims	1.7	2.2	(12.5)
Operating taxes and licenses	1.2	1.3	4.2
General and administrative expenses, net of gains	1.4	1.2	36.4
Communication and utilities	.8	.9	(3.6)
Total operating expenses	88.3	89.4	11.8
Operating income	11.7	10.6	25.3
Interest income	.0	.1	(69.7)
Interest expense	.2	.4	(42.1)
Equity in loss of associated companies	.1	.1	54.4
Earnings before income taxes	11.4	10.2	26.7
Income taxes	4.4	4.1	22.0
Net earnings	7.0%	6.1%	29.9%

Consolidated Operating Expenses

Total operating expenses during the six month period ended June 30, 2005 increased 11.8% over the comparable period of 2004.  Operating revenues rose 13.2% during this same period.  The combination of the change in these two categories resulted in our operating ratio improving by 110 basis points to 88.3% in 2005, from 89.4% in 2004.  The total cost of salaries, wages and employee benefits increased 4.3% in 2005.  However, this expense category declined to 28.2% of operating revenues in 2005, from 30.7% in 2004.  While we experienced some increases in driver compensation and other wages and benefits costs during the first half of 2005, the primary reasons for this expense category decline as a percentage of revenue were higher revenue per loaded mile and continued growth of Intermodal volume.  Rents and purchased transportation costs rose 15.8% in 2005, primarily due to additional funds paid to railroads and drayage companies, related to JBI business growth.

The 32.1% increase in fuel and fuel taxes was primarily a result of fuel prices averaging about 32% higher in 2005 and a slight decline in miles per gallon.  The higher fuel costs in 2005 were substantially recovered through additional fuel surcharges billed to our customers.  While rapid changes in fuel cost per gallon may result in certain timing differences of fuel costs and fuel surcharges between accounting periods, we have been able to recover the majority of our higher 2005 fuel costs per gallon.  The 7.5% increase in depreciation and amortization expense was partly due to higher new tractor purchase prices.  The 12.5% decline in insurance and claims expenses was primarily due to reduced claims costs and reflects our continued focus on safety throughout the organization.

The significant increase in general and administrative expenses reflects higher driver recruiting and testing expenses, legal and professional fees and bad debt costs.  Our legal and professional fees rose in 2005, primarily due to our arbitration dispute with BNI.  Gains and losses on asset dispositions are also classified in this expense category.  We recognized a net gain of $1.9 million in 2005, compared with a $.3 million loss in 2004.  Interest expense declined approximately $3.3 million in 2005, due to reduced debt levels.  We also paid off all of our remaining capital lease obligations in late 2004.  We accrued $1.2 million of interest expense during the first six months of 2005 related to our income tax contingency.  Interest income also declined in 2005, as we utilized available cash in late 2004 to reduce debt and pay off our capital lease obligations.  In 2005, cash has been utilized to repurchase our stock.  Our effective income tax rate was 39.0% in 2005 and 40.5% in 2004.  The lower effective income tax rate in 2005 reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for TPI.

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $142 million during the first six months of 2005, compared with $187 million for the same period of 2004.  Our higher level of net earnings, relative to 2004, positively impacted net cash provided by operating activities.  However, this and other increases in cash were more than offset by changes in deferred income taxes, an increase in accounts receivable, decreases in accounts payable and accrued payroll and other accrued expenses, all of which reduced net cash provided during the current six months.  We also paid approximately $42 million for estimated 2005 income taxes during the current quarter.  Net cash used in investing activities was $93 million in 2005, compared with $155 million in 2004.  The lower level of cash used in investing activities during the current six month period was primarily due to fewer new tractors being purchased or upgraded relative to 2004.  Net cash used in financing activities was $68 million in 2005 and $52 million in 2004.  Cash was used to purchase treasury stock and pay dividends during the current six month period.  The majority of this cash was provided from our revolving line of credit and operating cash flow.  We have reclassified certain amounts from our 2004 financial statements so they will be consistent with the way we have classified amounts in 2005.

Selected Balance Sheet Data

	As of
	June 30, 2005	December 31, 2004	June 30, 2004
Working capital ratio	1.61	1.51	1.08

Current maturities of long-term debt, current installments of obligations under capital leases and line-of-credit borrowings (millions)	—	—-	$127

Total debt, obligations under capital leases and line-of-credit borrowings (millions)	$67.3	—	$127

Total debt to equity	.08	—	.16

Total debt as a ratio to total capital	.07	—	.14

At December 31, 2004, we had no balance sheet debt.  During the first six months of 2005, we utilized $67.3 million of net borrowings under our revolving line of credit to fund approximately $122 million of treasury stock purchases and to pay our regular quarterly dividends.

Liquidity

Our need for capital typically has resulted from the acquisition of revenue equipment to support growth and the replacement of older tractors and trailing equipment with new, late model equipment.  We are frequently able to accelerate or postpone some equipment replacements depending on market conditions.  In the past we have obtained capital through public stock offerings, debt financing, revolving lines of credit and cash generated from operations.  We have also utilized capital and operating leases, from time to time, to acquire revenue equipment.  Equipment acquired under capital leases is initially recorded at the net present value of the minimum lease payments.  We had an agreement with our primary tractor supplier for guaranteed residual or trade-in values for certain equipment on capitalized leases.  We have utilized these values in previous periods in accounting for these capitalized leases.  We had no obligations outstanding under capital lease arrangements at June 30, 2005.  To date, none of our operating leases contain any guaranteed residual value clauses.

At June 30, 2005, we were authorized to borrow up to $150 million under a revolving line of credit and had $67.3 million outstanding under that agreement.  The agreement, which expires in April of 2010, provides for borrowing rates based on either the prime rate, or LIBOR, plus an applicable margin based on the level of borrowings.

We have spent approximately $122.4 million on stock repurchases through June 30, 2005. We have authorization to spend an additional $477.6 million to repurchase our common stock through April 2010.

We believe that our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations
	As of June 30, 2005
	Amounts Due by Period
	(dollars in millions)
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years
Operating leases	$129	$52	$69	$5	$3
Revolving line of credit	67	—	—	67	—
Subtotal	$196	$52	$69	$72	$3
Commitments to acquire revenue equipment	108	108	—	—	—
Facilities	3	3	—	—	—
Total	$307	$163	$69	$72	$3

	Financing Commitments Expiring By Period
	As of June 30, 2005
	(dollars in millions)
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years
Revolving credit arrangements	$150	$—	$—	$150	$—
Standby letters of credit	19	19	—	—	—
Total	$169	$19	$—	$150	$—

Our net capital expenditures were $84 million during the first six months of 2005, compared with $154 million for the same period of 2004.  As mentioned above, the reduced level of capital expenditures in 2005 was primarily due to fewer tractor purchases and upgrades.  We are currently committed to spend approximately $110 million, net of $54 million of expected proceeds from sale or trade-in allowances, on revenue equipment and construction of new facilities.

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

•      We are currently engaged in an arbitration process with the Burlington Northern Santa Fe Railroad (BNI) to clarify certain financial and operating terms in our Joint Service Agreement (JSA).

As previously reported, we are currently engaged in an arbitration process with the BNI to clarify certain financial and operating terms in our JSA.  BNI provides a significant amount of rail transportation services to our JBI business segment.  The JSA is an agreement between BNI and us, which was signed in 1996, and defines a number of financial and operating arrangements relative to our intermodal business.  The JSA specifies arbitration as the method of resolving disagreements if a mediation process does not result in resolution.  We were unable to resolve our differences with BNI through mediation during the second quarter of 2004.

The current arbitration process commenced on July 7, 2004.  According to the JSA, any amounts due us or payable to BNI, including professional fees, determined through the arbitration process, could be retroactive to July 7, 2004.  Both parties have continued to exchange and analyze data during late 2004 and early 2005.  Formal arbitration proceedings commenced on April 18, 2005.  At this time, we are unable to reasonably predict the outcome of this process and, as such, no gain or loss contingency can be determined to be recorded or disclosed.  Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, continues on a timely basis.

•      Difficulty in attracting drivers could affect our profitability and ability to grow.

•      Ongoing insurance and claims expenses could significantly reduce our earnings.

•      The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 tax returns.  In December 2003, we received an IRS Notice of Proposed Assessment which disallows the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have had preliminary discussions with the IRS Appeals Division and have been informed that the IRS Examination Division has been instructed to perform additional work since their case had not been developed adequately for the appellate hearing.  To date, we have not been contacted by the IRS Examination Division to provide any additional information for their review.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90 day letter, also known as a Notice of Deficiency. A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  In 2003, after receiving the IRS Notice of Proposed Assessment and reviewing applicable accounting literature, we reversed the 2003 expected non-cash tax benefits of approximately $7.7 million recognized during 2003, and suspended any further recognition of the benefit.  Based on events occurring subsequent to December 31, 2004, we established a reserve for a contingent tax liability of $33.6 million at December 31, 2004.  The liability for this contingency, which included estimated interest expense, was included on our consolidated balance sheet at December 31, 2004 as a long-term liability.  We accrued approximately $1.2 million of interest expense during the first six months of 2005 related to this contingency.  We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our then external public accountants and attorneys prior to entering into these transactions and we continue to vigorously defend against the IRS position using all administrative and legal processes available.  If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $44 million, excluding interest.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of our use of revolving lines of credit.  From time to time we utilize interest rate swaps to mitigate the effects of interest rate changes; none were outstanding at June 30, 2005.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on our results of operations based on variable rate debt outstanding at June 30, 2005.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and six months ended June 30, 2005.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from its foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

In addition, there were no changes in our internal control over financial reporting during our first six months of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings

We are currently engaged in an arbitration process with the Burlington Northern Santa Fe Railroad (BNI) to clarify certain financial and operating terms in our Joint Service Agreement (JSA).  See “Risk Factors” for additional information on this matter.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or liquidity.

Item 2.            Changes in Securities

The following tables provide information regarding our purchases of J.B. Hunt Transport Services, Inc. common stock during the periods indicated.

The following purchases were made pursuant to a program adopted by our Board of Directors on December 14, 2004.  At that time our Board authorized the purchase of up to $100 million worth of our common stock.

	Total Number of	Average Price	Authorization
Period	Shares Purchased	Paid Per Share	Remaining
1/1/2005-1/31/2005	748,800	$20.87	$84,372,764
2/1/2005-2/28/2005	2,889,200	22.38	$19,713,987
3/1/2005-3/31/2005	889,500	22.16	$1,682
Total	4,527,500		$1,682

The following purchases were made pursuant to a program adopted by our Board of Directors on April 21, 2005.  This program authorized the purchase of up to $500 million of our common stock over the next five years.

	Total Number of	Average Price	Authorization
Period	Shares Purchased	Paid Per Share	Remaining
4/1/2005-4/30/2005	350,000	$19.71	$493,102,680
5/1/2005-5/31/2005	350,000	19.68	$486,214,475
6/1/2005-6/30/2005	457,165	18.90	$477,575,035
Total	1,157,165		$477,575,035

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

On May 3, 2005 we filed a current report on Form 8-K announcing that we had terminated a three-year, $150 million revolving line of credit and had executed a new, five-year $150 million revolving line-of-credit agreement.

On July 19, 2005 we filed a current report on Form 8-K announcing our financial results for the second quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 22nd day of July, 2005.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and Administration, Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller, Chief Accounting Officer