Form 10-Q
period 2005-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2005-10-31
CIK 728535

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the registrant’s $.01 par value common stock outstanding on September 30, 2005 was 154,659,692.

 (Reflects a two for one stock split paid on May 23, 2005.)

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended September 30, 2005

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Operating revenues	$801,140	$718,614	$2,269,524	$2,015,349

Operating expenses
Salaries, wages and employee benefits	218,487	214,760	633,025	612,211
Rents and purchased transportation	265,951	236,656	758,326	662,006
Fuel and fuel taxes	104,234	74,529	276,612	205,010
Depreciation and amortization	41,108	37,458	120,448	111,233
Operating supplies and expenses	35,535	32,760	98,399	92,560
Insurance and claims	14,117	14,956	38,947	43,348
Operating taxes and licenses	9,178	9,088	27,393	26,576
General and administrative expenses, net of gain on asset dispositions	15,943	9,902	36,470	24,950
Communication and utilities	5,684	5,837	16,828	17,395
Arbitration settlement	25,801	—	25,801	—
Total operating expenses	736,038	635,946	2,032,249	1,795,289
Operating income	65,102	82,668	237,275	220,060
Interest income	179	300	559	1,556
Interest expense	1,567	1,858	4,559	7,024
Equity in loss of associated company	856	647	2,991	2,030
Earnings before income taxes	62,858	80,463	230,284	212,562
Income taxes	23,015	32,588	88,311	86,088
Net earnings	$39,843	$47,875	$141,973	$126,474

Average basic shares outstanding*	156,710	162,131	158,586	161,156

Basic earnings per share*	$.25	$.30	$.90	$.78

Average diluted shares outstanding*	161,174	167,356	163,674	166,569

Diluted earnings per share*	$.25	$.29	$.87	$.76

Dividends declared per common share*	$.06	$.02	$.18	$.03

*     All shares outstanding and per share amounts for all periods presented reflect a two-for-one stock split paid on May 23, 2005.

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,738	$23,838
Trade accounts receivable	329,972	289,146
Income taxes receivable	6,580	19,418
Prepaid expenses and other	92,611	131,640
Total current assets	432,901	464,042
Property and equipment	1,557,934	1,450,023
Less accumulated depreciation	523,772	438,644
Net property and equipment	1,034,162	1,011,379
Other assets	22,997	16,285
	$1,490,060	$1,491,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$195,158	$180,018
Accrued payroll	56,890	73,750
Claims accruals	18,033	18,535
Other accrued expenses	8,426	10,504
Deferred income taxes	39,292	25,414
Total current liabilities	317,799	308,221

Borrowings under revolving line of credit	75,700	—
Other long-term liabilities	44,454	40,294
Deferred income taxes	263,209	282,241
Stockholders’ equity	788,898	860,950
	$1,490,060	$1,491,706

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2005	2004
Cash flows from operating activities:
Net earnings	$141,973	$126,474
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	120,448	111,233
Gain on sale of revenue equipment	(2,016)	(149)
Deferred income taxes	(3,205)	53,252
Equity in loss of associated company	2,991	2,030
Tax benefit of stock options exercised	10,578	13,602
Amortization of discount, net	—	67
Changes in operating assets and liabilities:
Trade accounts receivable	(40,826)	(53,169)
Income taxes receivable	12,838	—
Other assets	38,259	40,793
Trade accounts payable	15,140	(19,291)
Claims accruals	(502)	2,496
Accrued payroll and other accrued expenses	(16,727)	12,908
Net cash provided by operating activities	278,951	290,246
Cash flows from investing activities:
Additions to property and equipment	(199,180)	(343,599)
Proceeds from sale of equipment	57,965	149,067
Decrease in other assets	(8,933)	10,499
Net cash used in investing activities	(150,148)	(184,033)
Cash flows from financing activities:
Proceeds (Repayments) from revolving line of credit	75,700	(55,000)
Principal payments under capital lease obligations	—	(66,844)
Net acquisition of treasury stock	(195,916)	(376)
Dividends paid	(28,687)	(4,847)
Net cash used in financing activities	(148,903)	(127,067)
Net decrease in cash and cash equivalents	(20,100)	(20,854)
Cash and cash equivalents at beginning of period	23,838	58,112
Cash and cash equivalents at end of period	$3,738	$37,258
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,918	$7,192
Income taxes	68,100	19,234

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

We believe that all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made.  The results of operations for the interim periods presented in this report are not necessarily indicative of the results to be expected for the full calendar year ending December 31, 2005.

All share and per share amounts for all periods prior to September 30, 2005 in this Form 10-Q  have been adjusted to reflect a two-for-one stock split paid on May 23, 2005.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net earnings as reported (in thousands)	$39,843	$47,875	$141,973	$126,474
Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	1,215	1,221	3,544	3,664
Pro forma	$38,628	$46,654	$138,429	$122,810

Basic earnings per share
As reported	$.25	$.30	$.90	$.78

Pro forma	$.25	$.29	$.87	$.76

Diluted earnings per share
As reported	$.25	$.29	$.87	$.76

Pro forma	$.24	$.28	$.85	$.74

3.             Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  SFAS No. 123(R) is a revision of SFAS No. 123, and supersedes APB 25.  Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  In accordance with SFAS No. 123(R), the cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award.  We are required to adopt SFAS 123(R) no later than January 1, 2006.  While we are currently evaluating the impact SFAS 123(R) will have on our financial results, we do not expect the impact to differ materially from the pro forma disclosures currently required by FAS 123 (see “Stock-based Compensation”).

4.             Debt (in thousands)

	September 30, 2005	December 31, 2004
Borrowings under revolving line of credit	$75,700	$—
Less current maturities	—	—
	$75,700	$—

At September 30, 2005, we were authorized to borrow up to $150 million under our revolving line of credit and had a $75.7 million balance outstanding under that agreement.  Effective October 6, 2005, we increased the maximum amount that we may borrow under our Senior Revolving Credit Facility Agreement from $150 million to $200 million.  Our original credit agreement, which we entered into on April 27, 2005, contained a provision permitting us to increase the maximum commitment amount by up to $50 million.  The applicable interest rate under our agreement, which expires in April 2010, is based on either the prime rate or LIBOR, plus a margin based on the level of borrowings.  The average interest rate on our outstanding borrowings at September 30, 2005, was 5.11%

5.             Capital Stock

We have a stock option plan (Management Incentive Plan) that provides for the awarding of our common stock and stock options to key employees.  A summary of the non-qualified options to purchase our common stock follows:

		Weighted average	Number of
	Number of	exercise price	shares
	shares	per share	exercisable
Outstanding at December 31, 2004	13,840,168	$7.15	918,524
Granted	110,000	20.73
Exercised	(1,939,591)	4.52
Terminated	(111,600)	7.81
Outstanding at September 30, 2005	11,898,977	$7.70	2,532,124

We announced on October 27, 2005 that our Board of Directors declared a regular quarterly dividend of $.06 per common share, payable on November 28, 2005, to stockholders of record on November 7, 2005.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net earnings	$39,843	$47,875	$141,973	$126,474
Basic weighted average shares outstanding	156,710	162,131	158,586	161,156
Dilutive effect of stock options	4,464	5,225	5,088	5,413
Diluted weighted average shares outstanding	161,174	167,356	163,674	166,569
Basic earnings per share	$.25	$.30	$.90	$.78
Diluted earnings per share	$.25	$.29	$.87	$.76

We had some options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Number of shares under option	1,461,000	10,000	35,000	36,000
Range of exercise price	$19.55 - $24.43	$18.50	$21.25 - $24.43	$16.81 - $18.50

7.             Comprehensive Income

During the three and nine months ended September 30, 2005 and 2004, comprehensive income was equal to net earnings.

8.             Income Taxes

Our effective income tax rate was 36.6% for the three months ended September 30, 2005, compared with 40.5% during the third quarter of 2004.  Our effective income tax rate was 38.3% for the nine months ended September 30, 2005 and 40.5% in 2004.  In determining our provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  The lower effective income tax rate in 2005 reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 tax returns.  In December 2003, we received an IRS Notice of Proposed Assessment which disallows the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have had preliminary discussions with the IRS Appeals Division and have been informed that the IRS Examination Division has been instructed to perform additional work since their case had not been developed adequately for the appellate hearing.  To date, we have not been contacted by the IRS Examination Division to provide any additional information for their review.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90 day letter, also known as a Notice of Deficiency. A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  In 2003, after receiving the IRS Notice of Proposed Assessment and reviewing applicable accounting literature, we reversed the 2003 expected non-cash tax benefits of approximately $7.7 million recognized during 2003, and suspended any further recognition of the benefit.  Based on events occurring subsequent to December 31, 2004, we established a reserve for a contingent tax liability of $33.6 million at December 31, 2004.  The liability for this contingency, which included estimated interest expense, was included on our consolidated balance sheet at December 31, 2004 as a long-term liability.  We accrued approximately $1.9 million of interest expense during the first nine months of 2005 related to this contingency.  We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our then external public accountants and attorneys prior to entering into these transactions and we continue to vigorously defend against the IRS position using all administrative and legal processes available.  If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $44 million, excluding interest.

9.             Contribution

In September 2005, we announced a $10 million pretax lead gift to the University of Arkansas, which will be used to construct a new academic building.  $3.5 million of this gift was recorded in the fourth quarter of 2004.  Of the remaining gift of $6.5 million, approximately $1.3 million is expected to be paid during the fourth quarter of 2005 and the remaining amount will be paid in equal installments over the next four years.  As a result, the present value of $5.6 million of the remaining gift was recorded in the third quarter of 2005, with the balance to be recognized as interest expense over the next five years.  This gift reduced earnings per share by $.02 during the current quarter.

10.          Legal Proceedings

As previously disclosed, an arbitration process commenced on July 2, 2004 with the BNSF Railway (BNI).  BNI provides a significant amount of rail transportation services to our JBI business segment.  The arbitration process was initiated in accordance with the terms of our Joint Service

Agreement (JSA) with BNI, after we were unable to resolve our disagreements through mediation.  We announced that an interim award was issued by the arbitration panel on September 16, 2005.  As a result of this decision, we recorded in the current quarter, pretax charges of $25.8 million, or $16.5 million after income taxes.  These charges approximate ten cents per diluted share and are reflected on our condensed consolidated statements of earnings as “Arbitration settlement”.  We also estimate this decision will reduce net earnings on a go-forward basis by approximately two cents per diluted share beginning in the fourth quarter of 2005, due to an increase in purchased transportation expense.  On October 19, 2005, the arbitration panel issued an order terminating this arbitration proceeding and declaring that the interim award be adopted as the final award in this matter.  Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, has continued on a timely basis during the entire mediation and arbitration process.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or liquidity.

11.          Business Segments

We operated three distinct business segments during the nine months ended September 30, 2005 and 2004.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2004.  A summary of certain segment information is presented below (in millions):

	Assets*
	As of September 30
	2005	2004
JBT	$431	$423
JBI	405	361
DCS	335	366
Other (includes corporate)	319	269
Total	$1,490	$1,419

*Business segment assets exclude the net impact of inter-company transactions and accounts.

	Operating Revenues
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
JBT	$258	$238	$737	$680
JBI	328	284	925	789
DCS	219	201	622	558
Subtotal	805	723	2,284	2,027
Inter-segment eliminations	(4)	(4)	(14)	(12)
Total	$801	$719	$2,270	$2,015

	Operating Income
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
JBT	$27.1	$30.6	$78.6	$74.4
JBI	13.3	33.0	86.4	93.9
DCS	24.4	18.9	71.5	51.0
Other (includes corporate)	.3	.2	.8	.8
Total	$65.1	$82.7	$237.3	$220.1

	Depreciation and Amortization Expense
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
JBT	$16.8	$14.7	$48.9	$45.3
JBI	6.6	5.7	19.0	16.7
DCS	14.9	14.3	44.2	41.1
Other (includes corporate)	2.8	2.8	8.3	8.1
Total	$41.1	$37.5	$120.4	$111.2

12.          Reclassifications

We have reclassified certain amounts from our 2004 financial statements so they will be consistent with the way we have classified amounts in 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

GENERAL

We are one of the largest full-load transportation companies in North America.  We operate three distinct, but complementary business segments and provide a wide range of general and specifically tailored freight and logistics services to our customers.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30.

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

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions and accidents and cargo claims.  Most insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs.  The amounts of self-insurance change from time to time based on certain measurement dates and policy expiration dates.  We are self-insured for a portion of our claims exposure resulting from cargo loss, personal injury, property damage and workers’ compensation.  The self-insured amounts are up to the first $2 million for personal injury and property damage accidents and $1 million for workers’ compensation claims.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims, analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience.  In doing so, the recorded ultimate liability considers future claims growth and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.  At September 30, 2005, we had approximately $18.0 million of estimated claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At September 30, 2005, we had a prepaid insurance asset of approximately $53.3 million, which represented pre-funded claim payments and premiums.

Revenue Equipment

We operate a significant number of tractors, trailers and containers in connection with our business.  This equipment may be purchased or acquired under capital or operating lease agreements.  In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements.  Revenue equipment which is purchased is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  Equipment acquired under capital leases is initially recorded at the net present value of the minimum lease payments and amortized on the straight-line method over the lease term or the estimated useful life, whichever is shorter.  We had no revenue equipment under capital lease arrangements at September 30, 2005.

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

Segments

We operated three segments during the three and nine months ended September 30, 2005.  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Comparison of Third Quarter 2005 to Third Quarter 2004

	Summary of Operating Segments Results For The Three Months Ended September 30
	(dollars in millions)
	Operating Revenue			Operating Income
	2005	2004	% Change	2005	2004
JBT	$258	$238	9%	$27.1	$30.6
JBI	328	284	15	13.3	33.0
DCS	219	201	9	24.4	18.9
Other	—	—	—	.3	.2
Subtotal	805	723	11%	65.1	82.7
Inter-segment eliminations	(4)	(4)	—	—	—
Total	$801	$719	11%	$65.1	$82.7

Overview

Our total consolidated operating revenue for the third quarter of 2005 was $801 million, an increase of approximately 11% over the $719 million in the third quarter of 2004.  Fuel surcharge had an impact on this comparison.  If the amount of fuel surcharge revenue was excluded from both the 2005 and 2004 periods, consolidated operating revenue would have increased by 5%.  We believe that meaningful analysis of our financial performance and revenue growth requires that fuel surcharge revenue, which can fluctuate significantly between reporting periods, be excluded when making revenue comparisons.

JBT segment revenue totaled $258 million for the third quarter of 2005, an increase of 9% over the $238 million in the third quarter of 2004.  If the amount of fuel surcharge revenue was excluded from both the 2005 and 2004 periods, segment revenue would have increased 3%.  This 3% increase in revenue was primarily a result of an approximate 4.5% increase in revenue per loaded mile, exclusive of fuel surcharges, partly offset by a 1.7% decline in load count.  While the rise in 2005 revenue per loaded mile represented a significant increase in operating income, higher costs such as driver wages, equipment ownership, driver recruiting, accident and workers’ compensation and the rapid increase of fuel costs, more than offset this increase in revenue.  JBT segment operating income declined to $27.1 million in 2005, from $30.6 million in 2004.  The operating ratio of the JBT segment was 89.5% in 2005 and 87.1% in 2004.

JBI segment revenue increased 15%, to $328 million during the third quarter of 2005, compared with $284 million in 2004.  If the amount of fuel surcharge revenue was excluded from both the 2005 and 2004 periods, the increase in JBI revenue would have been 8%.  This 8% increase in segment revenue was primarily a result of 4.3% higher revenue per loaded mile, exclusive of fuel surcharges, and a 3.4% increase in load volume.  As previously announced, segment operating income for the current quarter was reduced by the $25.8 million pretax charge related to an arbitration decision, which was recorded in September.  Operating income for the third quarter of 2005 was $39.1 million, before the arbitration settlement charge, compared with $33.0 million in 2004.  The operating ratio of the JBI segment was 95.9% in 2005, including the BNI arbitration settlement, and 88.4% in 2004.  The segment operating ratio for the current quarter was 88.1% before the arbitration settlement expense.

DCS segment revenue grew 9%, to $219 million in 2005, from $201 million in 2004.  If fuel surcharge revenue was excluded from both the 2005 and 2004 periods, the increase in DCS revenue would have been 3%.  This 3% increase in DCS segment revenue was driven by a 6% increase in net revenue per tractor, excluding fuel surcharges, partly offset by a decline in the size of the tractor fleet.  Operating income of our DCS segment climbed to $24.4 million in 2005, from $18.9 million in 2004.  The DCS operating ratio was 88.9% in 2005 and 90.6% in 2004.  The improvement in current year operating income was primarily a result of higher rates and revenue per tractor, partly offset by increases in driver compensation, as well as, equipment ownership and operating expenses, such as tolls.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30
	Percentage of		Percentage Change
	Operating Revenues		Between Quarters
	2005	2004	2005 vs. 2004
Operating revenues	100.0%	100.0%	11.5%
Operating expenses
Salaries, wages and employee benefits	27.3%	29.9%	1.7%
Rents and purchased transportation	33.2	32.9	12.4
Fuel and fuel taxes	13.0	10.4	39.9
Depreciation and amortization	5.1	5.2	9.7
Operating supplies and expenses	4.4	4.5	8.5
Insurance and claims	1.8	2.1	(5.6)
Operating taxes and licenses	1.2	1.3	1.0
General and administrative expenses, net of gains	2.0	1.4	61.0
Communication and utilities	.7	.8	(2.6)
Arbitration settlement	3.2	—	—
Total operating expenses	91.9	88.5	15.7
Operating income	8.1	11.5	(21.2)
Interest income	—	—	(40.3)
Interest expense	.2	.2	(15.7)
Equity in loss of associated companies	.1	.1	32.3
Earnings before income taxes	7.8	11.2	(21.9)

Income taxes	2.8	4.5	(29.4)
Net earnings	5.0%	6.7%	(16.8)%

Consolidated Operating Expenses

Total operating expenses increased 15.7%, including the arbitration settlement charges, while operating revenues rose 11.5% during the third quarter of 2005, over the comparable period of 2004.  The combination of the change in these two categories, including the arbitration settlement charges, resulted in our operating ratio increasing to 91.9% in 2005 from 88.5% in 2004.  Excluding the arbitration charges, total current quarter operating expenses rose 11.7% and the operating ratio was 88.7%.  Operating income in the current quarter was $65.1 million, including the arbitration charges, and $90.9 million, excluding these charges, compared with $82.7 million in 2004.  Increases in revenue per mile and revenue per tractor, exclusive of fuel surcharges, were the most significant factors contributing to our improved operating income, before arbitration charges.  However, we incurred sizable increases in driver compensation and recruiting expenses, equipment ownership and operating costs, such as tolls, which partly offset the increase in revenue.

Salaries, wages and employee benefit costs increased 1.7% in 2005 over 2004, but declined to 27.3% of revenue in 2005, from 29.9% in 2004.  While we continue to increase various levels of driver compensation as required to attract and retain quality drivers, we, to date, have been able to recover the majority of these higher costs through rate increases in our JBT segment.  Rents and purchased transportation costs rose 12.4% in 2005, primarily due to additional funds paid to railroads and drayage companies, related to our JBI business growth.

Fuel cost per gallon was approximately 39% higher in 2005, over 2004.  We have fuel surcharge programs in place with the majority of our customers that allow us to recognize and adjust charges relatively quickly when fuel costs change.  We were able to recover substantially all of our increased fuel costs experienced during the third quarter of 2005.  The 9.7% increase in depreciation and amortization expense was primarily due to higher new tractor purchase prices and a 3% increase in the size of the company-owned tractor fleet.

The 5.6% decline in insurance and claims costs was primarily an overall result of lower accident and claims experience in 2005.  We continue to make safety a primary focus item throughout our entire organization.  The category of general and administrative expenses includes driver recruiting and testing, legal and professional fees and contributions expense.  This expense category increased 61.0% in 2005.  Our legal and professional fees rose in 2005, primarily due to our arbitration dispute with the BNSF Railway.  As previously announced, we made a gift to the University of Arkansas that represented approximately $5.6 million of pretax expense during the current quarter.  Gains and losses on asset dispositions are also classified in this expense category.  We experienced a net gain of approximately $.2 million in 2005, compared with a $.4 million gain in 2004.  The special charges expense incurred during the current quarter was due to the arbitration decision discussed earlier.

Interest expense declined approximately $.3 million in 2005, due to reduced debt levels.  We also paid off all of our remaining capital lease obligations in late 2004.  We accrued approximately $.7 million of interest expense during the current quarter related to the income tax contingency.  Our effective income tax rate was 36.6% for the third quarter of 2005 and 40.5% in 2004.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  The lower effective income tax rate in 2005 reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.  See “Risk Factors” for additional information on income taxes.

We expect our effective income tax rate to approximate 38.5% for calendar year 2005.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

	Summary of Operating Segments Results For The Nine Months Ended September 30
	(dollars in millions)
	Operating Revenue			Operating Income
	2005	2004	% Change	2005	2004
JBT	$737	$680	8%	$78.6	$74.4
JBI	925	789	17	86.4	93.9
DCS	622	558	12	71.5	51.0
Other	—	—	—	.8	.8
Subtotal	2,284	2,027	13%	237.3	220.1
Inter-segment eliminations	(14)	(12)	—	—	—
Total	$2,270	$2,015	13%	$237.3	$220.1

Overview

Our total consolidated operating revenue for the nine months ended September 30, 2005 was $2,270 million, an increase of approximately 13% over the $2,015 million in the comparable period of 2004.  Fuel surcharge revenue had an impact on this comparison.  The amount of fuel surcharge revenue billed during the nine month period ended September 30, 2005, was $116 million more than the amount billed during the comparable period in 2004.  Excluding fuel surcharges, total operating revenue during the first nine months of 2005 increased 7% over 2004.  We believe that meaningful analysis of our financial performance and revenue growth requires that fuel surcharge revenue, which can fluctuate significantly between reporting periods, be excluded when making revenue comparisons.

JBT segment revenue totaled $737 million for the nine months ended September 30, 2005, an increase of 8% over the $680 million in the comparable period of 2004.  If the amount of fuel surcharge revenue was excluded from both the 2005 and 2004 periods, segment revenue would have increased 3%.  This 3% increase in revenue was primarily a result of a 5.7% increase in revenue per loaded mile, exclusive of fuel surcharges, partly offset by a decline in load count and a small decrease in the average size of the tractor fleet.  The increase in revenue per loaded mile, excluding fuel surcharges, contributed to the improvement in operating income of the JBT segment.  The higher revenue per mile was primarily a result of rate increases and our capacity management activities.  The positive impact of revenue per mile was partly offset by increases in driver compensation and recruiting expenses, as well as equipment ownership, the rapid increase of fuel costs and higher operating expenses such as tolls.  Lower miles per tractor also negatively impacted operating income in the current quarter.  JBT operating income for the first nine months of 2005 was $78.6 million, compared with $74.4 million in 2004.  The operating ratio of the JBT segment was 89.3% in 2005 and 89.1% in 2004.

JBI segment revenue increased 17%, to $925 million during the first nine months of 2005, compared with $789 million in 2004.  If the amount of fuel surcharge revenue was excluded from both the 2005 and 2004 periods, the increase in JBI revenue would have been 11%.  This increase in revenue was driven by a strong pricing environment, with revenue per loaded mile, excluding fuel surcharge, up 5.9% in 2005 over the comparable period of 2004.  Load volume rose 3% over the prior year.  Operating income of the JBI segment declined to $86.4 million, including the arbitration settlement charges, in the first nine months of 2005, compared with $93.9 million in 2004.  Excluding the arbitration charges, current period operating income totaled $112.2 million.  The operating ratio of the JBI segment was 90.7% in 2005, including the BNI arbitration settlement, and 88.1% in 2004.  The segment operating ratio for the current period was 87.9%, before the arbitration charges.

DCS segment revenue grew 12%, to $622 million in 2005, from $558 million in 2004.  If fuel surcharge revenue was excluded from both the 2005 and 2004 periods, the increase in DCS revenue would have been 7%.  This increase in DCS segment revenue was driven by a 4.7% increase in net revenue per tractor, excluding fuel surcharge, and a 3% increase in the size of the average tractor fleet.  Operating income of our DCS segment climbed to $71.5 million in 2005, from $51.0 million in 2004.  The DCS operating ratio was 88.5% in 2005 and 90.9% in 2004.  Improvement in operating income was driven by higher revenue per tractor and reduced idle tractor count, partly offset by increases in equipment rental, driver compensation, revenue equipment ownership and toll expenses.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine months Ended September 30
	Percentage of		Percentage Change
	Operating Revenues		Between Periods
	2005	2004	2005 vs. 2004
Operating revenues	100.0%	100.0%	12.6%
Operating expenses
Salaries, wages and employee benefits	27.9	30.4%	3.4%
Rents and purchased transportation	33.4	32.8	14.5
Fuel and fuel taxes	12.2	10.2	34.9
Depreciation and amortization	5.3	5.5	8.3
Operating supplies and expenses	4.3	4.6	6.3
Insurance and claims	1.7	2.2	(10.2)
Operating taxes and licenses	1.2	1.3	3.1
General and administrative expenses, net of gains	1.6	1.2	46.2
Communication and utilities	.8	.9	(3.3)
Arbitration settlement	1.1	—	—
Total operating expenses	89.5	89.1	13.2
Operating income	10.5	10.9	7.8
Interest income	—	—	(64.1)
Interest expense	.2	.3	(35.1)
Equity in loss of associated companies	.1	.1	47.3
Earnings before income taxes	10.2	10.5	8.3
Income taxes	3.9	4.2	2.6
Net earnings	6.3%	6.3%	12.3%

Consolidated Operating Expenses

Total operating expenses during the nine month period ended September 30, 2005 increased 13.2%, including the arbitration charges, over the comparable period of 2004.  Operating revenues rose 12.6% during this same period.  The combination of the change in these two categories resulted in our operating ratio increasing by 40 basis points to 89.5% in 2005, from 89.1% in 2004.  Excluding the arbitration charges, total operating expenses for the nine months ended September 30, 2005 increased 11.8% and the operating ratio was 88.4%.  Operating income for the nine months ended September 30, 2005 was $237.3, including the arbitration charges, and $263.1 million before the arbitration charges, compared with $220.1 million in 2004.  Increases in revenue per mile and revenue per tractor, exclusive of fuel surcharges, were the most significant factors contributing to our improved operating income, before arbitration charges.  The total cost of salaries, wages and employee benefits increased 3.4% in 2005.  However, this expense category declined to 27.9% of operating revenues in 2005, from 30.4% in 2004.  While we experienced some increases in driver compensation and other wages and benefits costs during the first nine months of 2005, the primary reasons for this expense category decline as a percentage of revenue were higher revenue per loaded mile and continued growth of Intermodal volume.  Rents and purchased transportation costs rose 14.5% in 2005, primarily due to additional funds paid to railroads and drayage companies, related to JBI business growth.

The 34.9% increase in fuel and fuel taxes was primarily a result of fuel prices averaging about 35% higher in 2005 and a slight decline in miles per gallon.  The higher fuel costs in 2005 were substantially recovered through additional fuel surcharges billed to our customers.  While rapid changes in fuel cost per gallon may result in certain timing differences of fuel costs and fuel surcharge recovery between accounting periods, we have been able to recover the majority of our higher 2005 fuel costs per gallon.  The 8.3% increase in depreciation and amortization expense was partly due to higher new tractor purchase prices and a 3% increase in the size of the company-owned tractor fleet.  The 10.2% decline in insurance and claims expenses was primarily due to reduced claims costs and reflects our continued focus on safety throughout the organization.

The significant increase in general and administrative expenses reflects higher driver recruiting and testing expenses, legal and professional fees and contributions.  Our legal and professional fees rose in 2005, primarily due to our arbitration dispute with BNI.  As previously announced, we made a gift to the University of Arkansas that represented approximately $5.6 million of pretax expense during the current period.  Gains and losses on asset dispositions are also classified in this expense category.  We recognized a net gain of $2.0 million in 2005, compared with a $.1 million gain in 2004.  The special charges expense incurred during the current period was due to the arbitration decision discussed earlier.  Interest expense declined approximately $2.5 million in 2005, due to reduced debt levels.  We also paid off all of our remaining capital lease obligations in late 2004.  We accrued $1.9 million of interest expense during the first nine months of 2005 related to our income tax contingency.  Interest income also declined in 2005, as we utilized available cash in late 2004 to reduce debt and pay off our capital lease obligations.  Our effective income tax rate was 38.3% in 2005 and 40.5% in 2004.  The lower effective income tax rate in 2005 reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for TPI.

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $279 million during the first nine months of 2005, compared with $290 million for the same period of 2004.  Our higher level of net earnings, relative to 2004, positively impacted net cash provided by operating activities by approximately $15 million.  However, this and other increases in cash were more than offset by changes in deferred income taxes, an increase in accounts receivable, decreases of accrued payroll and other accrued expenses, all of which reduced net cash provided during the current nine months.  We also paid approximately $42 million for estimated 2005 income taxes during the second quarter.  Net cash used in investing activities was $150 million in 2005, compared with $183 million in 2004.  The lower level of cash used in investing activities during the current nine month period was primarily due to fewer new tractors being purchased or upgraded relative to 2004.  Net cash used in financing activities was $149 million in 2005 and $127 million in 2004.  Cash from financing activities was used primarily to purchase treasury stock and pay dividends during the current nine month period.  The majority of this cash was provided from our revolving line of credit and operating cash flow.  We have reclassified certain amounts from our 2004 financial statements so they will be consistent with the way we have classified amounts in 2005.

Selected Balance Sheet Data

	As of
	September 30, 2005	December 31, 2004	September 30, 2004
Working capital ratio	1.36	1.51	1.31

Current maturities of long-term debt, current installments of obligations under capital leases and line-of-credit borrowings (millions)	—	—	$50.0

Total debt, including current maturities, obligations under capital leases and line-of-credit borrowings (millions)	$75.7	—	$50.0

Total debt to equity	.10	—	.06

Total debt as a ratio to total capital	.09	—	.06

At December 31, 2004, we had no balance sheet debt.  During the first nine months of 2005, we utilized $75.7 million of net borrowings under our revolving line of credit and cash generated by operating activities and sale of equipment primarily to fund approximately $201 million of treasury stock purchases, to pay our regular quarterly dividends and to purchase property and equipment.

Liquidity

Our need for capital typically relates to our acquisition of revenue equipment to support growth and the replacement of older tractors and trailing equipment with new, late model equipment.  We are frequently able to accelerate or postpone some equipment replacements depending on market conditions.  In the past we have obtained capital through public stock offerings, debt financing, revolving lines of credit and cash generated from operations.  We have also utilized capital and operating leases, from time to time, to acquire revenue equipment.  Equipment acquired under capital leases is initially recorded at the net present value of the minimum lease payments.  We had an agreement with our primary tractor supplier for guaranteed residual or trade-in values for certain equipment on capitalized leases.  We have utilized these values in previous periods in accounting for these capitalized leases.  We had no obligations outstanding under capital lease arrangements at September 30, 2005.  To date, none of our operating leases contain any guaranteed residual value clauses.

At September 30, 2005, we were authorized to borrow up to $150 million under our revolving line of credit and had a $75.7 million balance outstanding under that agreement.  Effective October 6, 2005, we increased the maximum amount that we may borrow under our Senior Revolving Credit Facility Agreement from $150 million to $200 million.  Our original credit agreement, which we entered into on April 27, 2005, contained a provision permitting us to increase the maximum commitment amount by up to $50 million.  The applicable interest rate under our agreement, which expires in April 2010, is based on either the prime rate or LIBOR, plus a margin based on the level of borrowings.

We have spent approximately $201 million on stock repurchases through September 30, 2005. We have authorization to spend an additional $399 million to repurchase our common stock through April 2010.

We believe that our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of September 30, 2005 Amounts Due by Period
	(dollars in millions)
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years
Operating leases	$124	$60	$60	$2	$2
Revolving line of credit	76	—	—	76	—
Subtotal	200	60	60	78	2
Commitments to acquire revenue equipment	92	92	—	—	—
Facilities	1	1	—	—	—
Total	$293	$153	$60	$78	$2

	Financing Commitments Expiring By Period As of September 30, 2005
	(dollars in millions)
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years
Revolving credit arrangements*	$150	$—	$—	$150	$—
Standby letters of credit	26	26	—	—	—
Total	$176	$26	$—	$150	$—

* Effective October 6, 2005, we increased the maximum amount that we may borrow under our revolving credit arrangements to $200 million.

Our net capital expenditures were $141 million during the first nine months of 2005, compared with $195 million for the same period of 2004.  As mentioned above, the reduced level of capital expenditures in 2005 was primarily due to fewer tractor purchases and upgrades.  We are currently committed to spend approximately $93 million, net of $45 million of expected proceeds from sale or trade-in allowances, on revenue equipment and construction of new facilities during the upcoming year.

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

•      As previously disclosed, an arbitration process commenced on July 2, 2004 with the BNSF Railway (BNI).  BNI provides a significant amount of rail transportation services to our JBI business segment.  The arbitration process was initiated in accordance with the terms of our Joint Service Agreement (JSA) with BNI, after we were unable to resolve our disagreements through mediation.  We announced that an interim award was issued by the arbitration panel on September 16, 2005.  As a result of this decision, we recorded in the current quarter, pretax charges of $25.8 million, or $16.5 million after income taxes.  These charges approximate ten cents per diluted share and are reflected on our condensed consolidated statements of earnings as “Arbitration settlement”.  We also estimate this decision will reduce net earnings on a go-forward basis by approximately two cents per diluted share beginning in the fourth quarter of 2005, due to an increase in purchased transportation expense.  On October 19, 2005, the arbitration panel issued an order terminating this arbitration proceeding and declaring that the interim award be adopted as the final award in this matter.  Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, has continued on a timely basis during the entire mediation and arbitration process.

•      Difficulty in attracting drivers could affect our profitability and ability to grow.

•      Ongoing insurance and claims expenses could significantly reduce our earnings.

•      As previously disclosed, the Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions, which we entered into in 1999. Based on events occurring subsequent to December 31, 2004, we established a reserve for a contingent tax liability of $33.6 million at December 31, 2004.  The liability for this contingency, which included estimated interest expense, was included on our consolidated balance sheet at December 31, 2004 as a long-term liability.  We accrued approximately $1.9 million of interest expense during the first nine months of 2005 related to this contingency.  We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our then external public accountants and attorneys prior to entering into these transactions and we continue to vigorously defend against the IRS position using all administrative and legal processes available.  If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $44 million, excluding interest.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of our use of revolving lines of credit.  From time to time we utilize interest rate swaps to mitigate the effects of interest rate changes; none were outstanding at September 30, 2005.  Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates.  If short-term market interest rates average 10% more during the next twelve months, there would be no material adverse impact on our results of operations based on variable rate debt outstanding at September 30, 2005.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and nine months ended September 30, 2005.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from its foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuation in foreign currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

In addition, there were no changes in our internal control over financial reporting during our first nine months of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

An arbitration process with the BNSF Railway (BNI) was finalized on October 19, 2005.  See “Risk Factors” for additional information on this matter.

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

	Total Number of	Average Price	Authorization
Period	Shares Purchased	Paid Per Share	Remaining
4/1/2005-4/30/2005	350,000	$19.71	$493,102,680
5/1/2005-5/31/2005	350,000	19.68	$486,214,475
6/1/2005-6/30/2005	457,165	18.90	$477,575,035
7/1/2005-7/31/2005	1,134,010	19.53	$455,427,517
8/1/2005-8/31/2005	2,117,361	18.50	$416,251,650
9/1/2005-9/30/2005	928,351	18.12	$399,434,045
Total	5,336,887		$399,434,045

Item 3.    Defaults Upon Senior Securities

None applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

None applicable.

Item 5.    Other Information

On October 27, 2005, the Compensation Committee (the “Committee”) of our Board of Directors approved the base salaries (which were effective as of October 30, 2005) for certain of our executive officers.  This salary information, as well as, additional information regarding benefits of these officers is included as Exhibit 10.2 filed with this Form 10-Q.

On October 27, 2005, the Committee in accordance with the terms of our Amended and Restated Management Incentive Plan (the “Plan”) approved a new restricted stock agreement form which is applicable to certain restricted stock which will be awarded to eligible employees and directors from time to time.  This form of restricted stock agreement is included as Exhibit 10.3 filed with this Form 10-Q.

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits

	10.1	Amendment No. 1 to Credit Agreement

	10.2	Summary of Compensation Arrangements With Named Executive Officers

	10.3	Form of Restricted Stock Agreement Applicable to Eligible Employees and Directors

	31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On September 20, 2005, we issued a news release announcing an arbitrators’ decision in a dispute with the BNSF Railway.

On October 14, 2005 we filed a current report on Form 8-K announcing our financial results for the third quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 31st day of October, 2005.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration,
Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer