Form 10-K
period 2005-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2006-03-10
CIK 728535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended	Commission file number
December 31, 2005	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

615 J.B. Hunt Corporate Drive
Lowell, Arkansas	72745-0130
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (479) 820-0000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 Par Value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☒  No   ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒    Accelerated filer  ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

The aggregate market value of 113,451,907 shares of the registrant’s $.01 par value common stock held by non-affiliates as of June 30, 2005, was $2.18 billion (based upon $19.23 per share).

As of February 28, 2006, the number of outstanding shares of the registrant’s common stock was 154,244,994.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of the Stockholders, to be held April 20, 2006, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Calendar Year Ended December 31, 2005

Table of Contents

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Stock and Related Security Holder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

Index to Consolidated Financial Statements

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

You should understand that many important factors, in addition to those listed above, could impact us financially. Our operating results may fluctuate as a result of these and other risk factors or events as described in our filings with the SEC. Some important factors that could cause our actual results to differ from estimates or projections contained in the forward-looking statements are described under “Risk Factors” in Item 1A. We assume no obligation to update any forward-looking statement to the extent we become aware that it will not be achieved for any reason.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are one of the largest surface transportation companies in North America. J.B. Hunt Transport Services, Inc. (JBHT) is a publicly held holding company that, together with our wholly owned subsidiaries and associated companies, provides a wide range of transportation services to a diverse group of customers throughout the continental United States, Canada and Mexico. We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983. Our service offerings include transportation of full truckload containerizable freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. This full truckload freight may be transported entirely by truck over roads and highways, or may be moved, in part, by rail. We have arrangements with most of the major North American rail carriers to transport truckload freight in containers and trailers. We also provide customized freight movement, revenue equipment, labor and systems services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are known as dedicated services and may include multiple pickups and drops, home deliveries, freight handling, specialized equipment and network design. We also have a 37% ownership interest in a global transportation logistics company, Transplace, Inc. (TPI). TPI is co-owned by five large transportation companies and provides supplemental sales, management and freight movement services through arrangements with a large number of common carriers.

Our business operations are primarily organized through three distinct, but complementary, business segments. These segments include full truckload dry-van (JBT), intermodal (JBI) and dedicated contract services (DCS). In addition, we operated a logistics business segment from 1992 until mid-2000. In 2000, we, along with a number of other publicly held transportation companies, contributed our existing logistics business to a new, commonly owned company, Transplace, Inc. (TPI). Our business is somewhat seasonal with slightly higher freight volumes typically experienced during the months of August through early November. Our DCS segment is subject to less seasonal variation than our JBT and JBI segments. For the calendar year ended December 31, 2005, our consolidated revenue totaled $3.13 billion, after the elimination of inter-segment business. Of the total, $1.28 billion, or 41%, was generated by our JBI business segment. Our JBT segment generated $1.02 billion, or 32%, of total revenue and DCS represented $844 million, or 27%.

Additional general information about us is available from our Internet website at www.jbhunt.com. We make a number of reports and other information available free of charge on our website including our annual report on Form 10-K, our proxy statement and our earnings releases. Our website also contains corporate governance guidelines, our code of ethics, our whistleblower policy, committee charters for our Board of Directors and other corporate policies.

OUR MISSION AND STRATEGY

We forge long-term partnerships with key customers that include supply-chain management as an integral part of their strategy. Working in concert, we drive out cost, add value and function as an extension of our customers’ enterprise. We believe that our operating strategy can add value to customers and increase our profits and returns to stockholders.

RECENT FOCUS

During the past five years, we have taken significant steps to re-establish a primary focus on the profitability of our three business segments. In each segment we have implemented capacity management decision making processes that result in the deployment of our assets where we believe they will generate more profit. We continually focus on replacing less-profitable freight with higher-margin freight and lanes. Selective pricing actions and ensuring that we properly charge for all services provided have also been areas of major focus. We have also worked to ingrain safety into our corporate culture, which has reduced our accident and injury costs during the past several years.

OPERATING SEGMENTS

Segment information is included in Note 11 to our Consolidated Financial Statements.

JBT Segment

Our primary transportation service offerings classified in this segment include full truckload, dry-van freight, which is predominantly transported utilizing company-controlled tractors operating over roads and highways. We pick up our freight at the dock or specified location of the shipper and transport the load directly to the location of the consignee. Most of our loads are transported entirely by our company-owned tractors and employee drivers, or by independent contractors (ICs) who agree to transport freight in our trailers. We also assign freight to be handled by third-party motor carriers other than ICs. This type of freight movement typically results in our billing the customer for all applicable freight charges and, in turn, paying the third party for their portion of the transportation services provided. This type of service usually results in our recognition of revenue for the entire billing and the payment to the third-party being classified as purchased transportation expense.

We operate utilizing certain Canadian authorities, allowing us to transport freight to and from all points in the continental United States to Quebec, British Columbia and Ontario. We have authorization to operate directly in all the Canadian provinces, but to date we have served limited points in Canada, primarily through interchange operations with Canadian motor carriers. In late 2000, we began utilizing ICs in the JBT segment and at December 31, 2005, we had 1,142 ICs operating in the JBT segment. JBT revenue for calendar year 2005 was $1.02 billion, compared with $928 million in 2004. At December 31, 2005, the JBT segment operated 4,368 company-controlled tractors and employed 5,882 people, 4,895 of whom were drivers. A portion of our JBT segment non-driver employees provide freight solicitation, order entry and other operational support services to our other two segments. We record inter-segment credits and charges to properly reflect these inter-segment support services.

JBI Segment

The transportation service offerings of our JBI segment utilize arrangements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada and Mexico. Our JBI segment began operations in 1989 with a unique partnership with the former Santa Fe Railway (now the BNSF Railway Company), a watershed event in the industry and the first agreement that linked major rail and truckload carriers in a joint marketing environment. Essentially, JBI draws on the intermodal (also known as “container on flatcar”) services of rail carriers for the underlying linehaul movement of its equipment and performs the pickups and deliveries (“drayage”) for customers at the origin and destination rail terminal locations. We may directly provide the drayage service at either the origin or destination rail ramp utilizing our company-controlled tractors, or we may purchase these services from third parties. JBI provides seamless coordination of the rail and over-the-road transport movements for our customers and delivers a single billing for the complete door-to-door service.

Our intermodal program has grown from 20 loads in late 1989 to nearly 600,000 in 2005. JBI operates 23,755 company-controlled containers systemwide. The entire fleet is comprised of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality. JBI also manages a fleet of 1,341 company-owned tractors and 1,719 company drivers in support of intermodal operations. We also began utilizing ICs in our intermodal segment during 2005. We had 16 ICs operating in our JBI business segment at December 31, 2005. At December 31, 2005, the total JBI employee count was 1,951, including the 1,719 drivers. Revenue for the JBI segment in calendar year 2005 was $1.28 billion, compared with $1.12 billion in 2004. As previously announced, an arbitration process with the BNSF Railway Company (BNI) was concluded during the third quarter of 2005. In accordance with the settlement terms, we paid BNI $25.8 million in the third quarter of 2005. Normal commercial business activity continued between the parties during the approximate 15-month arbitration process, and normal business operations have continued since the final settlement.

DCS Segment

Since 1992, we have offered dedicated contract carriage as a service option. DCS segment operations specialize in the design, development and execution of customer-specific fleet solutions. Capitalizing on advanced systems and technologies, DCS offers transportation engineering solutions that support private fleet conversion, dedicated fleet creation and transportation system augmentation. DCS operations typically provide customized services that are governed by long-term contracts and currently include dry-van, flatbed, temperature-controlled, dump trailers and local inner-city operations.

DCS operations focus on delivering recognizable customer value through best-in-class service, cost control and guaranteed dedicated capacity. DCS utilizes a proprietary methodology known as Customer Value Delivery™ (CVD) to create, measure and communicate value created for each customer. DCS leverages the JBHT freight network to reposition equipment near outbound domiciles, thereby reducing inefficient empty miles and system cost. DCS also frequently finds synergy in shared resources with the JBT and JBI segments, including terminals, drivers, maintenance shops, bulk fuel locations and trailer pools providing further economies of scale. DCS revenue for calendar year 2005 was $844 million, compared with $760 million in 2004. In early 2004, we began utilizing ICs in the DCS segment and at December 31, 2005, we had 152 ICs operating in the DCS segment. At December 31, 2005, the DCS segment operated 4,771 company-controlled and 87 customer-owned tractors, and employed 5,834 people, 5,144 of whom were drivers.

Logistics Business and Associated Company

We officially began offering transportation logistics services in 1992 through a wholly owned subsidiary, J.B. Hunt Logistics, Inc. (JBL). JBL services frequently included an arrangement whereby a shipper might outsource a substantial portion of its entire distribution and transportation process to one organization. The JBL segment business included a wide range of comprehensive transportation and management services, including experienced professional managers, information and optimization technology, and the actual design or redesign of system solutions. A new logistics customer or service arrangement frequently required a significant amount of up-front analysis and design time, during which alternatives were considered and custom systems and software were developed. Effective July 1, 2000, we contributed our existing JBL segment business to a newly formed company, TPI. TPI provides supplemental logistics sales and management support and also has arrangements with approximately 2,800 motor carriers to provide capacity to transport freight. Our share of TPI’s financial results are included on a one-line, non-operating item included on our Consolidated Statements of Earnings entitled “equity in loss of associated company.”

Operations in Mexico

We have provided transportation services to and from Mexico since 1989. These services typically involve equipment interchange operations with various Mexican motor carriers. As previously reported, we sold a joint venture interest with a Mexican transportation company in 2002. We received all remaining funds due in connection with this sale during 2005. This transaction had no significant impact on our earnings. We continue to provide transportation services to and from Mexico primarily by utilizing the services of a variety of Mexican carriers.

Marketing and Operations

We transport, or arrange for the transportation of, a wide range of freight, including forest and paper products, building materials, general merchandise, food and beverages, chemicals and automotive parts. Our customer base is extremely diverse and includes a large number of Fortune 500 companies. Our ability to offer multiple services, utilizing our three business segments and a full complement of logistics services through third parties, represents a competitive advantage. We provide a broad range of transportation services to larger shippers that seek to use a limited number of “core” carriers. Our largest customer in 2005 was Wal-Mart Stores, Inc., which accounted for approximately 15% of our total revenue.

We generally market all of our service offerings through a nationwide sales and marketing network. We do have some sales and marketing functions managed at the business-unit level, particularly for our DCS segment. In accordance with our typical arrangements, we bill the customer for all services and we, in turn, pay all third parties for their portion of transportation services provided. In recent years, we have re-established a primary focus on improving the profitability of each of our business segments and charging a fair price for all services provided.

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people. As of December 31, 2005, we had approximately 16,370 employees, including 11,758 company drivers. We also had arrangements with 1,310 ICs to transport freight in our trailing equipment. In addition, we employed 1,170 mechanics and 3,439 office personnel at the end of 2005. None of our employees is represented by unions or covered by collective bargaining agreements.

Our industry has periodically had a difficult time attracting and retaining enough qualified truck drivers. It is also common for the driver turnover rate of individual carriers to exceed 100%. It has been our practice during the past few years to compensate our drivers at an above-average level in order to attract a higher caliber of experience and minimize turnover. During 2005, we increased company driver and IC compensation in order to attract and retain an adequate supply of qualified drivers. While we have not, to date, experienced significant operational disruptions due to driver shortages, we expect the costs to recruit, train and retain company drivers and ICs will continue to rise in the foreseeable future.

Revenue Equipment

As of December 31, 2005, we operated 10,480 company-controlled tractors. In addition, our 1,310 ICs operate their own tractors, but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBT and JBI fleets. Based on our customers’ preferences and the actual business application, our DCS fleet is more diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers and lowers maintenance expense. At December 31, 2005, the average age of our combined tractor fleet was 2.2 years, our trailers averaged 5.0 years of age and our containers averaged 6.8 years. We perform routine servicing and preventative maintenance of our equipment at most of our regional terminal facilities.

We typically operate newer revenue equipment in our JBT segment to minimize downtime and maximize utilization. Our JBI segment utilizes high-cube containers, which can be separated from the chassis and double-stacked on rail cars. We are currently in the process of expanding our container fleet and reconditioning our chassis fleet. The composition of our DCS trailing fleet varies with specific customer requirements and may include dry-vans, flatbeds, temperature-controlled, curtain-side vans, and even straight or dump trucks.

Effective October 1, 2002, the Environmental Protection Agency (EPA) required that most newly manufactured heavy-duty tractor engines comply with certain new emission standards. We initially limited our new tractor purchases while we tested these new 2002 EPA-compliant engines. At December 31, 2005, we were operating approximately 5,900 tractors with these 2002 rule-compliant engines. These engines experience an approximate 4% to 5% lower fuel efficiency and are also expected to require higher annual maintenance costs.

Effective with model-year 2007 tractors, the EPA has mandated even lower emission standards for newly manufactured heavy-duty tractor engines. We once again are planning our new equipment purchases to accommodate these new standards, but allow adequate testing of the new engines. The 2007 EPA-compliant engines will be equipped with a particulate trap and will require more costly ultra-low-sulfur diesel (ULSD) fuel. The EPA estimates that ULSD fuel will cost approximately $.04 to $.05 more per gallon. We are unable at this time to determine the increase in acquisition and operating costs of these new 2007 EPA-compliant engines.

Competition and the Industry

According to the most recently available study conducted by the American Trucking Associations (ATA), all modes of domestic freight carriers in the United States generated approximately $610 billion of revenue in 2003. Of this total, truck transportation represented about 87%, or $531 billion. ATA also estimated that approximately 54% of the nation’s 2003 truck revenue related to for-hire carriers, while 46% related to private carriers. As of July 2004, there were more than 573,000 private, for-hire, U.S. Mail and other U.S. interstate motor carriers on file with the Federal Motor Carrier Safety Administration (FMCSA). The top 10 for-hire truckload carriers only generate about 3% of the total revenue in this segment, and we represent approximately 1% of this segment’s revenue. The market in which we compete is frequently referred to as highly fragmented and includes thousands of carriers, many of which are very small. While we compete with a number of smaller carriers on a regional basis, only a limited number of companies represent competition in all markets across the country. We compete with other freight transportation carriers primarily in terms of on-time pickup and delivery service, availability of drivers, and revenue equipment and price.

Regulation

Our operations as a for-hire motor carrier are subject to regulation by the U.S. Department of Transportation (DOT) and the Federal Motor Carrier Safety Administration, and certain business is also subject to state rules and regulations. The DOT periodically conducts reviews and audits to ensure our compliance with all federal safety requirements, and we report certain accident and other information to the DOT. Our operations into and out of Canada and Mexico are also subject to regulation by those countries.

Effective October 1, 2005, driver hours-of-service regulations (HOS) were revised. The majority of these rule changes had initially been effective January 4, 2004. These collective changes were the most significant changes to driver HOS in more than 40 years. In general, the new rules require a driver to take at least eight consecutive hours in the sleeper berth during a ten-hour off-duty period. These new rules primarily affect short-haul and multiple-stop freight operations and had a minor negative impact on our overall operations and financial results.

ITEM 1A. RISK FACTORS

In addition to the forward-looking statements outlined previously in this Form 10-K and other comments regarding risks and uncertainties, the following risk factors should be carefully considered when evaluating our business. Our business, financial condition or financial results could be materially and adversely affected by any of these risks. Also note that additional risks not currently identified or known to us could also negatively impact our business or financial results.

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

We operate in a competitive and somewhat fragmented industry. Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

Some of these factors include:

•                  We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers and railroads, some of which have more equipment and greater capital resources than we do.

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

For the calendar year ended December 31, 2005, our top 10 customers, based on revenue, accounted for approximately 40% of our revenue. Our largest customer is Wal-Mart Stores, Inc., which accounted for approximately 15% of our total revenue in 2005. Our JBT and JBI segments typically do not have long-term contracts with their customers. While our DCS segment business may involve a written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or that they will continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

Difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

Periodically, the trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including ICs. A shortage of qualified company drivers and ICs has proven to be particularly severe during the past few years. In spite of continued increases in driver compensation and recruiting costs, the industry is currently experiencing a significant shortage of drivers. If we are unable to continue attracting an adequate number of drivers or contract with enough independent contractors, we could be required to significantly increase our driver compensation package or let trucks sit idle, which could adversely affect our growth and profitability.

Ongoing insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. During 2005, we self-insured a portion of our claims exposure resulting from cargo loss, personal injury, property damage and health claims for amounts up to the first $2 million for auto accidents and $1 million for workers’ compensation. Effective January 1, 2006, the self-insured portion of our claims exposure for personal injury and workers’ compensation was reduced to $500,000. If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected. Also, we maintain insurance above the amounts for which we self-insure with licensed insurance companies. Insurance carriers have recently raised premiums for most trucking companies. As a result, our insurance and claims expenses could increase when some of our current coverages expire on July 31, 2006. If these expenses increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions.

As previously disclosed, the Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions, which we entered into in 1999. Based on events occurring subsequent to December 31, 2004, we established a reserve for a contingent tax liability of $33.6 million at December 31, 2004. The liability for this contingency, which included estimated interest expense, was included on our consolidated balance sheet at December 31, 2004, as a long-term liability. We accrued approximately $2.7 million of interest expense during 2005 related to this contingency. We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our then external public accountants and attorneys prior to entering into these transactions, and we continue to vigorously defend against the IRS position using all administrative and legal processes available. If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $44 million, excluding interest.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous wastes disposal, among others. We also maintain bulk fuel storage and fuel islands at several of our facilities. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

We operate in a regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

The DOT and various state agencies exercise broad powers over our business, generally governing matters including authorization to engage in motor carrier service, equipment operation, safety and financial reporting. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could restrict or otherwise impact our operations.

Effective October 1, 2005, driver HOS regulations were revised. The majority of these rule changes had initially been effective January 4, 2004. These collective changes were the most significant changes to driver HOS in more than 40 years. In general, the new rules require a driver to take at least eight consecutive hours in the sleeper berth during a 10-hour off-duty period. These new rules primarily affect short-haul and multiple-stop freight operations and had a minor negative impact on our overall operations and financial results.

Effective October 1, 2002, the EPA required that most newly manufactured heavy-duty tractor engines comply with certain new emission standards. At December 31, 2005, we were operating approximately 5,900 tractors with these 2002 rule-complaint engines. In addition to higher initial purchase prices, these tractors have also experienced an average 4% to 5% reduction in fuel efficiency. Effective with model-year 2007 tractors, the EPA has mandated even lower emission standards for newly manufactured heavy-duty tractor engines. We are planning our new equipment purchases to accommodate these new standards, but also to allow adequate time for testing of the new engines. We are unable to predict the impact these new standards will have on our future operations and business results.

Rapid changes in fuel costs could impact our periodic financial results.

Fuel and fuel taxes currently represent our third-largest general expense category. During the past several years, fuel cost per gallon has varied significantly, with prices at times changing as much as $.20 to $.25 per gallon between consecutive months. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2005, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are in Lowell, Arkansas. We occupy a number of buildings in Lowell that we utilize for administrative support, data center, primary customer service and freight dispatch. We maintain a backup data center for disaster recovery, maintenance shop and driver operations facility in Lowell. In December 2005, we took occupancy of a new, approximately 110,000-square-foot office building that was constructed adjacent to our existing 150,000-square-foot building. This new building allowed us to reduce the number of occupied buildings in Lowell and consolidate most of our corporate support and centralized operations functions. We also own or lease other significant facilities where we perform maintenance on our equipment, provide bulk fuel and employ personnel to support operations. Each of our three business segments utilizes our larger facilities for services including bulk fueling, maintenance and driver support activities. In addition to our principal properties listed below, we lease a number of small offices and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities follows:

		Maintenance Shop	Office Space
Location	Acreage	(square feet)	(square feet)
Atlanta, Georgia	28	29,800	10,400
Cedar Rapids, Iowa	12	28,500	4,500
Chicago, Illinois	27	50,000	14,000
Columbus, Ohio	10	28,100	8,500
Dallas, Texas	14	24,000	7,800
East Brunswick, New Jersey	19	20,000	3,200
Houston, Texas	21	24,700	7,200
Kansas City, Missouri	10	31,000	6,700
Louisville, Kentucky	14	40,000	10,000
Little Rock, Arkansas	24	29,200	7,200
Lowell, Arkansas (corporate headquarters)	59	—	261,000
Lowell, Arkansas	42	50,200	14,000
Lowell, Arkansas (office and data center)	2	—	20,000
Memphis, Tennessee	10	26,700	8,000
Phoenix, Arizona	15	15,200	5,300
Portland, Oregon	8	20,000	3,300
San Bernardino, California	9	18,300	9,300
South Gate, California	12	25,000	5,500
St. Louis, Missouri	7	18,600	1,500
Syracuse, New York	13	19,000	8,000
Tifton, Georgia	10	21,300	—
Wayne, Michigan	23	11,800	8,800

ITEM 3. LEGAL PROCEEDINGS

We are involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

As previously reported, an arbitration process with BNI was concluded during September 2005. In accordance with the settlement terms, we paid BNI $25.8 million. This payment was recorded in the third quarter of 2005. We also increased, effective October 1, 2005, the amounts that we pay BNI for moving freight on certain intermodal movements.

The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions. See “Risk Factors” in Item 1A of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2005 to a vote of security holders.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is traded in the over-the-counter market under the symbol “JBHT.”  At December 31, 2005, we were authorized to issue up to one billion shares of our common stock and 167.1 million shares were issued. The high and low sales prices of our common stock as reported by the National Association of Securities Dealers Automated Quotations National Market system (NASDAQ) and our quarterly dividends paid per share on our common shares were:

Period	Dividends Paid	High	Low
2005
First Quarter	$.060	$25.03	$20.33
Second Quarter	.060	22.41	18.18
Third Quarter	.060	21.11	17.38
Fourth Quarter	.060	24.00	18.24
2004
First Quarter	$—	$14.73	$12.65
Second Quarter	.015	19.49	14.06
Third Quarter	.015	19.83	15.88
Fourth Quarter	.015	22.65	17.92

On January 31, 2006, the high and low sales prices for our common stock as reported by the NASDAQ were $24.10 and $23.46, respectively. As of January 31, 2006, we had 1,338 stockholders of record.

From time to time, our Board of Directors authorizes the repurchase of our common stock. We did not repurchase any of our common stock during the years 2002 through 2004. On December 14, 2004, our Board authorized the purchase of up to $100 million worth of our common stock. We commenced repurchases of our common stock in January 2005. On April 21, 2005, our Board authorized the purchase of an additional $500 million of our common stock over the next five years.

Dividend Policy

We paid quarterly dividends during calendar year 1999 and in a number of years prior to 1999. In early 2000, we announced a decision to discontinue dividend payments. In April 2004, we re-initiated a quarterly cash dividend of $.015 per share. This re-initiation was based on our lower debt levels and improving cash flows. We also paid a cash dividend of $.015 per share in July and October 2004. In December 2004, we announced an increase in our quarterly cash dividend from $.015 to $.06. Our first $.06 per share dividend was paid on February 18, 2005. We paid a $.06 per share dividend in April, July and October 2005. In January 2006, we announced an increase in our quarterly cash dividend from $.06 to $.08, effective with our payment in February 2006. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid, since such payments are dependent on earnings, cash flows and other factors.

Purchases of Equity Securities

The following table summarizes our purchases of treasury stock during the three months ended December 31, 2005:

			Total Number of	Maximum Dollar Amount
	Number of	Average Price	Shares Purchased	of Shares That May
	Common Shares	Paid Per	as Part of a Publicly	Yet Be Purchased
Period	Purchased	Common Share	Announced Plan	Under the Plan
October 2005	512,434	$18.90	512,434	$389,750,671
November 2005	—	—	—	389,750,671
December 2005	1,285,911	22.54	1,285,911	360,766,237
Total	1,798,345	$21.50	1,798,345	$360,766,237

Securities Authorized For Issuance Under Equity Compensation Plans

		Number of Securities	Number of Securities
	To Be Issued	Weighted-average	Remaining Available for Future
	Upon Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	11,459,739	$7.57	12,605,454

We have no equity compensation plans that are not approved by security holders.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per-share amounts)

Years Ended December 31	2005	2004	2003	2002	2001
Operating revenues	$3,127.9	$2,786.2	$2,433.5	$2,247.9	$2,100.3
Operating income (2)	343.9	310.2	185.6	101.0	72.2
Net earnings (1) (2)	207.3	146.3	95.5	51.8	32.9
Basic earnings per share (1) (2)	1.32	.91	.60	.34	.23
Diluted earnings per share (1) (2)	1.28	.88	.58	.33	.23
Cash dividends per share	.240	.045	—	—	—
Total assets	1,548.9	1,502.6	1,356.2	1,322.7	1,261.2
Long-term debt and lease obligations	124.0	—	—	219.0	353.6
Stockholders’ equity	817.0	860.9	703.1	590.5	458.3

(1)       Reflects a $33.6 million reserve, including accrued interest expense in 2004, and $7.7 million reversal of non-cash tax benefit in 2003.  See Note 5 of our Notes to Consolidated Financial Statements.

(2)       Reflects a $25.8 million pretax, or a $16.5 million after-tax, charge in 2005 for a BNI arbitration settlement. See Note 9 of our Notes to Consolidated Financial Statements.

Percentage of Operating Revenue

Years Ended December 31	2005	2004	2003	2002	2001
Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	27.3	29.8	32.5	36.4	37.6
Rents and purchased transportation	33.8	33.5	32.8	31.1	28.8
Fuel and fuel taxes	12.4	10.4	9.6	9.4	10.8
Depreciation and amortization	5.2	5.4	6.2	6.5	6.8
Operating supplies and expenses	4.3	4.5	4.9	5.8	6.9
Insurance and claims	1.8	2.0	2.6	2.5	2.0
Operating taxes and licenses	1.2	1.3	1.4	1.4	1.6
General and administrative expenses,
net of gains	1.5	1.4	1.4	1.3	0.9
Communication and utilities	0.7	0.8	1.0	1.1	1.2
Arbitration settlement (2)	0.8	—	—	—	—
Total operating expenses	89.0	88.9	92.4	95.5	96.6
Operating income	11.0	11.1	7.6	4.5	3.4
Interest income	—	0.1	0.1	0.1	0.1
Interest expense	0.2	0.3	0.8	1.2	1.4
Equity in loss of associated companies	0.2	0.1	—	0.1	—
Earnings before income taxes	10.6	10.8	6.9	3.3	2.1
Income taxes (1)	4.0	5.6	3.0	1.0	0.5
Net earnings	6.6%	5.2%	3.9%	2.3%	1.6%

(1)       Reflects a $33.6 million reserve, including accrued interest expense in 2004, and $7.7 million reversal of non-cash tax benefit in 2003. See Note 5 of our Notes to Consolidated Financial Statements.

(2)       Reflects a $25.8 million pretax, or a $16.5 million after-tax, charge in 2005 for a BNI arbitration settlement. See Note 9 of our Notes to Consolidated Financial Statements.

The following table sets forth certain operating data.

Years Ended December 31	2005	2004	2003	2002	2001
Total loads	2,866,043	2,883,504	2,857,176	2,847,377	2,565,915
Average number of company-operated tractors during the year	10,316	10,042	10,293	10,712	10,710
Company tractors operated (at year end)	10,480	10,151	9,932	10,653	10,770
Independent contractors (at year end)	1,310	1,301	994	679	336
Trailers/containers (at year end)	49,733	48,317	46,747	45,759	44,318
Company tractor miles (in thousands)	952,545	943,064	943,054	981,818	1,022,677	2

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent liabilities are affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with third parties and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revision become known.

We consider our critical accounting policies and estimates to be those that require us to make more significant judgments and estimates when we prepare our financial statements and include the following:

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions, and accidents and cargo claims. Most insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured. The amounts of self-insurance change from time to time based on certain measurement dates and policy expiration dates. During 2005, we were self-insured for essentially $2 million of our claims for personal injury and property damage and $1 million for workers’ compensation claims. Effective January 1, 2006, the self-insured portion of our claims exposure for personal injury, property damage and workers’ compensation was reduced to $500,000.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2005, we had an accrual of approximately $16 million for estimated net claims. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2005, we had a prepaid insurance asset of approximately $76 million, which represented pre-funded claims and premiums. We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.

Revenue Equipment

We operate a significant number of tractors, trailers and containers in connection with our business. This equipment may be purchased or acquired under capital or operating lease agreements. In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements. Revenue equipment which is purchased is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value. We had no revenue equipment under capital lease arrangements at December 31, 2005.

We have an agreement with our primary tractor supplier for residual or trade-in values for certain new equipment. We have utilized these trade-in values as well as other operational information, such as anticipated annual miles, in accounting for depreciation expense. If our tractor supplier were unable to perform under the terms of our agreement for trade-in values, it could have a material negative impact on our financial results. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairments to our existing assets.

Revenue Recognition

We recognize revenue based on the relative transit time of the freight transported. Accordingly, a portion of the total revenue which will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period.

YEAR IN REVIEW

Our financial results for calendar year 2005 represented the fourth consecutive year of record revenues and earnings driven by good to excellent performance from each of our segments. Our 2005 net earnings of $207.3 million, or $1.28 per diluted share, were up 42% over the $146.3 million, or $.88 per diluted share, earned in 2004. Fuel costs continued to represent a challenge for the transportation industry during 2005. Our 2005 fuel cost per gallon averaged 33% above 2004 levels. However, due to our fuel surcharge programs and the support and understanding of our customers, we were able to recover the majority of our higher fuel costs.

Freight demand during the first half of 2005 was not as strong as the comparable period of 2004, but volume levels improved during the last half of 2005. Our DCS and JBT segments contributed most significantly to our higher level of profitability in 2005. While increases in the size of the DCS and JBT tractor fleets accounted for a portion of the increases in operating income, our continued focus on capacity management and revenue per tractor was the primary factor driving 2005 improved net earnings. Capacity management is a continuous process of reviewing our freight and individual dedicated arrangements to determine whether business that is generating low or negative margins can be replaced by different business with better margins. We also continually analyze our business to ensure we are charging a fair price for all services that we provide. Primarily due to our capacity-management actions and rate increases which offset non-fuel cost increases, our 2005 revenue per tractor (excluding fuel surcharges) increased 5.3% and 4.3% in our DCS and JBT segments, respectively. Our JBI segment revenue per loaded mile, excluding FSC, also increased 5.0% in 2005. While these rate increases were the best our intermodal segment has experienced in several years, we did start to incur higher railroad purchased transportation expense. Our JBI operating income was clearly reduced by the BNI arbitration charge. The third quarter 2005 arbitration charge of $25.8 million included $8.3 million that related to 2004 freight movements. We also incurred significant legal fees in 2004 and 2005 associated with this arbitration process. Excluding the effects of the $8.3 million arbitration charge that related to 2004 freight movements, our JBI segment would have reported an increase in 2005 operating income, compared with the decrease of 5%.

We continued our focus on safety during 2005. Although our 2005 actual insurance and safety costs were slightly higher than 2004, we were able to duplicate the fine performance we saw in 2004 in terms of DOT accidents per million miles and DOT preventable accidents per million miles. One significant result of our industry-leading safety results over the past several years was the establishment of a multi-year $500,000 deductible limit in our primary casualty and workers’ compensation insurance coverage. This new deductible limit was effective January 1, 2006, and compares with $2 million for casualty and $1 million for workers’ compensation in 2005.

Our 2005 consolidated operating ratio (operating expenses divided by total operating revenues) was 89.0%, compared with 88.9% in 2004 and 92.4% in 2003. The current year was the second consecutive time in over 10 years that we have achieved an operating ratio for a full year below 90%. We re-initiated paying a quarterly cash dividend of $.015 in early 2004 and increased our dividend to $.06 in December 2004 and to $.08 in December 2005. We also announced plans in December 2004 to repurchase up to $100 million of our common stock and announced an additional $500 million repurchase program in April 2005.

RESULTS OF OPERATIONS

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of			Percentage Change
	Operating Revenues			Between Years
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Operating revenues	100.0%	100.0%	100.0%	12.3%	14.5%

Operating expenses:
Salaries, wages and employee benefits	27.3%	29.8%	32.5%	3.0%	4.8%
Rents and purchased transportation	33.8	33.5	32.8	13.5	16.6
Fuel and fuel taxes	12.4	10.4	9.6	34.8	24.2
Depreciation and amortization	5.2	5.4	6.2	8.9	(0.3)
Operating supplies and expenses	4.3	4.5	4.9	7.0	4.0
Insurance and claims	1.8	2.0	2.6	0.9	(13.8)
Operating taxes and licenses	1.2	1.3	1.4	2.3	5.4
General and administrative expenses, net of gains	1.5	1.4	1.4	19.4	10.7
Communication and utilities	0.7	0.8	1.0	(1.9)	(1.8)
Arbitration settlement	0.8	—	—	—	—
Total operating expenses	89.0	88.9	92.4	12.4	10.1
Operating income	11.0	11.1	7.6	10.9	67.1
Interest income	—	0.1	0.1	(48.8)	(30.9)
Interest expense	0.2	0.3	0.8	(11.3)	(63.1)
Equity in loss of associated company	0.2	0.1	—	90.6	255.9
Earnings before income taxes	10.6	10.8	6.9	10.4	80.2
Income taxes	4.0	5.6	3.0	(19.0)	115.9
Net earnings	6.6%	5.2%	3.9%	41.7%	53.2%

2005 Compared With 2004

Consolidated Operating Revenues

Our total consolidated operating revenues rose to $3.13 billion in 2005, a 12.3% increase over 2004. We believe that meaningful analysis of our financial performance and revenue growth requires that fuel surcharge (FSC) revenue, which can fluctuate significantly between reporting periods, be excluded when making revenue comparisons. Significantly higher fuel prices resulted in FSC revenues of $336 million in 2005, compared with $167 million in 2004. This FSC revenue impacted our year-to-year comparison. If FSC revenues were excluded from both years, the increase of 2005 revenue over 2004 was 6.6%. This increased level of revenue, excluding FSC, was primarily a result of rate increases, our capacity-management actions and a small increase in the size of our tractor fleet. JBT segment revenue per loaded mile (excluding FSC) in 2005 averaged 6.0% higher than 2004, while DCS’s revenue per tractor (excluding FSC) rose 5.3% in 2005 over 2004. A nearly 3% increase in 2005 JBI load volume also contributed to our higher levels of revenue.

Consolidated Operating Expenses

Our total 2005 consolidated operating expenses increased 12.4% over 2004. The combination of the 12.3% increase in 2005 revenue over 2004 and this increase in operating expenses resulted in our 2005 operating ratio increasing slightly to 89.0% from 88.9% in 2004. The total cost of salaries, wages and employee benefits increased 3.0% in 2005 over 2004, primarily due to higher levels of driver compensation. Rents and purchased transportation costs rose 13.5% in 2005, primarily due to additional funds paid to railroads and drayage companies, related to JBI growth.

Fuel and fuel taxes expense was up 34.8% in 2005, primarily due to 33% higher fuel cost per gallon and slightly lower fuel miles per gallon. We have fuel surcharge programs in place with the majority of our customers that allow us to recognize and adjust revenue charges relatively quickly when fuel costs change. It is difficult to compare the amount of FSC revenue or the change of FSC revenue between reporting periods to fuel tax expense or the change of fuel expense between periods, as a significant portion of fuel costs is included in our payments to railroads, dray carriers and other third parties. These payments are classified as purchased transportation expense. While we are not always able to recover all fuel cost increases, partly due to empty miles run and engine-idling time, we were able to recover the majority of our increased fuel costs. The 8.9% increase in depreciation and amortization expense was partly a result of higher new-tractor purchase prices and an approximately 3% increase in the size of our company-owned tractor fleet.

Operating supplies and expenses rose 7.0% in 2005, partly a result of higher trailing equipment maintenance, tires and tolls costs. A number of states have recently raised their rates for highway and bridge tolls. The significant increase in general and administrative expenses reflects higher driver recruiting and testing costs, legal and professional fees related to our arbitration proceeding, and charitable contributions. In October 2005, we announced a gift to the University of Arkansas that represented approximately $5.6 million. Also included in the general and administrative expense category, we recognized a $1.8 million net gain on the disposition of assets in 2005, compared with a $0.4 million gain in 2004. The arbitration settlement expense incurred during 2005 was due to the arbitration decision that was discussed earlier. We accrued approximately $2.7 million of interest expense during 2005 related to an IRS contingency. Our effective income tax rate was 37.9% in 2005 and 51.6% in 2004. Income tax expense in 2004, included a contingent tax liability of $33.6 million, including accrued interest, related to the IRS’s challenge of certain sale-and-leaseback transactions that closed in 1999.

We expect our effective income tax rate to approximate 39.0% for calendar year 2006.

The “equity in loss of associated company” item on our Consolidated Statement of Earnings reflects our share of the operating results of TPI.

Segments

We operated three business segments during calendar year 2005. The operation of each of these businesses is described in footnote 11. The following tables summarize financial and operating data by segment.

Operating Revenue by Segment

	For Years Ended December 31
	(in millions of dollars)
	2005	2004	2003
JBT	$1,020	$928	$841
JBI	1,284	1,115	936
DCS	844	760	671
Subtotal	3,148	2,803	2,448
Inter-segment eliminations	(20)	(17)	(15)
Total	$3,128	$2,786	$2,433

Operating Income by Segment

	For Years Ended December 31
	(in millions of dollars)
	2005	2004	2003
JBT	$119	$103	$49
JBI (1)	124	131	91
DCS	100	75	45
Other	1	1	1
Total	$344	$310	$186

(1)  JBI 2005 operating income reflects a $25.8 million BNI arbitration settlement charge.

Operating Data By Segment

	For Years Ended December 31
	2005	2004	2003
JBT
Operating ratio	88.4%	88.9%	94.1%
Total loads	900,427	932,818	959,551
Revenue (excl. fuel surcharge) per tractor per week	$3,128	$2,999	$2,739
Length of haul in miles	558	540	535
Revenue per loaded mile (excl. fuel surcharge)	$1.755	$1.655	$1.526
Average number of tractors during the period	5,430	5,420	5,592
Tractors at end of period
Company owned	4,368	4,280	4,429
Independent contractor	1,142	1,113	994
Total tractors	5,510	5,393	5,423
Average effective trailing equipment usage *	14,309	14,852	14,979

JBI

Operating ratio	90.4%	88.2%	90.3%
Total loads	598,857	581,849	527,404
Net change in revenue per loaded mile (excl. fuel surcharge)	5.0%	3.4%	0.7%
Tractors at end of period	1,357	1,192	1,047
Average effective trailing equipment usage *	22,881	21,409	19,719

DCS

Operating ratio	88.1%	90.2%	93.3%
Revenue (excl. fuel surch. & pur. trans.) per tractor per week	$2,935	$2,787	$2,644
Average number of tractors during the period	5,012	4,891	4,669
Tractors at end of period	5,010	5,045	4,608
Average effective trailing equipment usage *	11,909	11,237	11,448

* Reflects average use of corporate-wide trailing equipment

JBT Segment

JBT segment revenue was $1.02 billion in 2005, up 9.9% over the $928 million in 2004. Higher FSC revenue in 2005 impacted this comparison. If the amount of FSC revenue were excluded from both years, 2005 JBT revenue rose 4.7% over 2004. The average tractor count in 2005 was essentially the same as 2004. However, revenue per loaded mile, excluding FSC, was 6.0% above 2004. This higher level of revenue per loaded mile was offset by approximately 1.5% lower tractor utilization. Current-year revenue growth was also up due to additional outsourced freight activity.

Operating income of our JBT segment climbed to $119 million in 2005, from $103 million in 2004. The significant increase in revenue per loaded mile, excluding FSC, accounted for the majority of this operating income improvement.

JBI Segment

JBI segment revenue grew by 15.2%, to $1.28 billion in 2005, from $1.12 billion in 2004. If FSC revenue were excluded from both years, 2005 segment revenue increased 8.6% over 2004. A significant portion of this revenue growth was driven by a 5.0% increase in revenue per loaded mile, excluding FSC. In addition, 2005 load volume increased 2.9% over 2004. The remaining portion of revenue growth was primarily a result of changes in freight mix.

Operating income in our JBI segment declined to $124 million in 2005, from $131 million in 2004. As previously described, a $25.8 million arbitration settlement paid to BNI during the third quarter of 2005 reduced JBI operating income. In addition, this settlement also resulted in higher rail purchased transportation expense effective October 1, 2005. These costs more than offset the impact of higher rates and volume in the segment.

DCS Segment

DCS segment revenue grew 11.1% to $844 million in 2005, from $760 million in 2004. The increase in fuel surcharge revenue in 2005 significantly impacted this comparison. If we exclude fuel surcharge revenue from both years, DCS segment revenue rose 6.3% over 2004. This increase in revenue resulted from a combination of a 2.5% increase in the average tractor count and a 5.3% increase in net revenue per tractor, excluding FSC. These increases were partly offset by a 1.4% decline in revenue related to freight delivered by third-party carriers. The majority of these movements were billed by us to the customer in 2004. In 2005, a larger portion of these movements were billed directly to our customer by the third-party carrier.

Operating income rose 34% to $100 million in 2005, compared with $75 million in 2004. Similar to 2004, we conducted reviews of our underperforming dedicated accounts, identifying opportunities to either improve margins or redeploy assets. Financial discipline in the area of pricing and contract structure helped ensure that new business during 2005 generated appropriate financial returns. We also remained focused on cost controls and raised rates when appropriate. These efforts have improved our DCS segment operating ratio to 88.1% in 2005 from 90.2% in 2004.

2004 Compared With 2003

Overview of 2004

Our consolidated net earnings for calendar year 2004 totaled a record $146 million. This compares with our previous record net earnings of $95 million in 2003. Diluted earnings per share were $.88 in 2004, also a record number, compared with $.58 in 2003. The average number of diluted shares outstanding in 2004 was approximately 2% higher than the comparable number in 2003. Consolidated operating revenues were $2.79 billion in 2004, an increase of 14% over the $2.43 billion in 2003.

Each of our business segments contributed to our improved financial results in 2004. While the overall economy and level of freight activity were not particularly strong during 2004, a number of factors contributed to our improved level of earnings. We continued our focus on capacity management, as well as individual load and lane profitability. A number of new proprietary technology tools and increased management focus allowed us to reduce the amount of unprofitable lanes and freight and to properly charge for equipment and services provided to customers. In addition, the levels of available capacity in the industry were reduced by significant increases in insurance, fuel, equipment and driver compensation costs. The availability of qualified drivers also limited carriers’ ability to expand the size of their fleets.

JBT Segment

JBT segment revenue was $928 million in 2004, up 10% over the $841 million in 2003. Higher FSC revenue in 2004 impacted this comparison. If the amount of FSC revenue were excluded from both years, 2004 JBT segment revenue rose 7.9% over 2003. The average tractor count in 2004 declined 3.1% from 2003. However, revenue per loaded mile, excluding FSC, was 8.7% above 2003, offsetting the decrease in the tractor fleet and enhancing operating income. 2004 revenue growth was also up approximately 2% from outsourced freight activity.

Operating income of the JBT segment rose to $103 million in 2004, from $49 million in 2003. The significant increase in revenue per loaded mile, excluding FSC, accounted for the majority of this operating income improvement. In addition, lower JBT accident and workers’ compensation costs positively impacted 2004 operating income.

JBI Segment

JBI segment revenue grew by 19%, to $1.12 billion in 2004, from $936 million in 2003. Higher FSC revenue in 2004 impacted this comparison. If FSC revenue were excluded from both years, 2004 JBI segment revenue increased 15.8% over 2003. A significant portion of this revenue growth was driven by a 10.3% increase in loads. Revenue per loaded mile, excluding FSC, was 3.4% above 2003 levels. The remaining portion of revenue growth was primarily a result of freight mix changes.

Operating income in the JBI segment increased to $131 million in 2004 from $91 million in 2003. The increase in 2004 JBI operating income levels was partly a result of the higher revenue per loaded mile, excluding FSC, increased load volume and lower revenue equipment ownership costs, partly offset by higher rail and dray purchased transportation expenses.

DCS Segment

DCS segment revenue grew over 13% to $760 million in 2004, from $671 million in 2003. The higher level of FSC revenue in 2004 impacted this comparison. If FSC revenue were excluded from both years, 2004 DCS segment revenue rose 10% over 2003. The average number of trucks in the dedicated fleet increased nearly 5% in 2004. The additional revenue growth in 2004 was primarily a result of a 6% increase in net revenue per tractor.

Operating income increased 65% to $75 million in 2004 versus $45 million in 2003. During 2004, we conducted reviews of our underperforming dedicated accounts and identified opportunities to either improve margins or redeploy assets. We also implemented cost controls and raised rates as appropriate. These efforts improved our DCS segment operating ratio to 90.2% in 2004 from 93.3% in 2003.

Consolidated Operating Expenses

Total operating expenses increased 10.2% in 2004 over 2003, while operating revenues increased 14.5%. The combination of the change in these two categories resulted in our operating ratio improving by 350 basis points to 88.9% in 2004, from 92.4% in 2003. As previously mentioned, increases in revenue per loaded mile, excluding FSC, and lower casualty and workers’ compensation claims costs were two of the more significant factors driving these changes. We also increased the number of ICs in our JBT and DCS fleets to 1,301 at December 31, 2004, from 994 at the end of 2003. When we replace company-operated tractors and driver employees with ICs, certain costs such as salaries, wages, employee benefits and fuel are reduced and other costs such as purchased transportation increase.

The expense category of salaries, wages and employee benefits declined to 29.8% of revenue in 2004 from 32.5% in 2003 and the total expense dollars only increased 4.8% from 2003, compared with the 14.5% increase in revenue. While we did increase compensation levels for many of our drivers in 2004, these increases were partly offset by lower workers’ compensation costs. The number of company drivers at December 31, 2004, was approximately equal to the number at the end of 2003. The 16.6% increase in rents and purchased transportation was primarily due to additional funds paid to railroads and drayage companies, related to JBI business growth, and to the continued expansion of our IC fleets.

Fuel cost per gallon was approximately 21% higher in 2004 over 2003. This increase in fuel costs and slightly lower fuel efficiency accounted for the 24.2% increase in fuel costs. We have fuel surcharge programs in place with the majority of our customers that allow us to adjust charges relatively quickly when fuel costs change. If fuel costs change rapidly, we may experience some financial impact from timing differences between financial reporting periods. We were able to recover substantially all of our increased fuel costs experienced in calendar year 2004. We have no contract or derivative programs in place to hedge changes in fuel costs.

The decline in insurance and claims expense was primarily due to lower accident and claims experience in 2004. As mentioned above, we have continued to focus on safety throughout our entire organization. The category of general and administrative expenses includes driver recruiting and testing, legal and professional fees, and bad debt expense. Gains and losses on revenue equipment dispositions are also classified in the general and administrative category. We experienced a net gain of approximately $402,000 on revenue equipment and other dispositions in 2004, compared with a $1.1 million loss in 2003.

Our net interest expense declined to $5.5 million in 2004 from $17.2 million in 2003. We continued to reduce our debt and capitalized lease obligations during 2004 and paid off all our remaining balance sheet debt and capital leases as of December 31, 2004. Our continued improvement in net earnings and strong cash flow allowed us to pay off this debt. Our effective income tax rate was 51.6% in 2004, compared with 43.1% in 2003. Income tax expense in 2004 reflects a contingent tax liability of $33.6 million, including accrued interest expense, related to certain sale-and-leaseback transactions that closed in 1999. Income tax expense in 2003 reflected the reversal of $7.7 million of non-cash tax benefits taken in early 2003 related to these sale-and-leaseback transactions. See Risk Factors for additional information on this matter. Our 2004 and 2003 income tax rates are also higher than statutory federal and state rates, primarily due to our driver per diem plan. This plan generates net benefits to most of our eligible drivers and to the Company. However, it does result in an increase in our effective income tax rates.

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

LIQUIDITY AND CAPITAL RESOURCES

We generate significant amounts of cash provided by operating activities. Net cash provided by operating activities was $332 million in 2005, $405 million in 2004 and $333 million in 2003. Our continued improvement in net earnings from 2003 to 2005 has enhanced net cash from operations. The decline in 2005 cash provided by operating activities was partly due to larger federal income tax payments and an increase in accounts receivable. Net cash provided by operating activities in 2005 was reduced relative to 2004 by the change in deferred income taxes, which in turn, was a result of reduced tax depreciation expense. The 2005 use of cash for trade accounts payable was partly due to timing differences of payments for insurance premiums. Cash flows used in investing activities primarily reflect additions to and dispositions from our fleet of revenue equipment. The higher level of cash used in investing activities during 2004 was a result of delayed tractor purchases in early 2003, while we were testing the new EPA-compliant engines, and our decision in late 2003 to commence purchasing tractors that were under capital lease arrangements. We paid $60.8 million in 2004 to purchase tractors that were previously under capital lease programs. At December 31, 2005, we had no revenue equipment on capital leases.

Net cash used in financing activities during 2005 reflects the repurchase of $239 million of our common stock. We utilized cash to pay down debt and to purchase revenue equipment off capital leases in 2003 and 2004. We borrowed $124 million during 2005, primarily to fund stock repurchases and the payment of dividends.

Selected Balance Sheet Data

As of December 31	2005	2004	2003
Working capital ratio	1.72	1.49	.99

Current maturities of long-term debt and lease obligations (millions)	—	—-	$172

Total debt and capitalized lease obligations (millions)	$124	—	$172

Total debt to equity	.15	—	.24

Total debt as a percentage of total capital	.13	—	.20

From time to time, our Board of Directors authorizes the repurchase of our common stock. We did not repurchase any of our common stock during the years 2002 through 2004. As previously mentioned, the Board, in December 2004, authorized the purchase of up to $100 million of our common stock during the next year. We commenced repurchases of our common stock in January 2005. On April 21, 2005, our Board authorized the purchase of an additional $500 million of our common stock over the next five years.

Liquidity

Our need for capital typically has resulted from the acquisition of revenue equipment required to support our growth and the replacement of older revenue equipment with new, late-model equipment. We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions. We have, during the past few years, obtained capital through a secondary common stock offering, revolving lines of credit and cash generated from operations. We have also periodically utilized capital and operating leases to acquire revenue equipment.

Since late 2001, we have been acquiring tractors and trailing equipment primarily under purchase and operating lease arrangements, and we anticipate purchasing our revenue equipment in the foreseeable future. We are currently committed to spend approximately $277 million, net of expected proceeds from sale or trade-in allowances, on revenue equipment and acquisition of new facilities and property in 2006.

We are authorized to borrow up to $200 million under our current revolving line of credit, which expires in April 2010. At December 31, 2005, we had a $124 million balance outstanding under that agreement. While we do anticipate some need to borrow additional amounts on our revolver during 2006, we believe that our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. Our revolving line of credit does not contain “ratings triggers” that would accelerate payments or amounts due under the agreement.

We have spent approximately $239 million on stock repurchases during calendar year 2005. We have authorization to spend an additional $361 million to repurchase our common stock through 2010.

Off-Balance Sheet Arrangements

We have no capitalized lease arrangements at December 31, 2005. Our only off-balance sheet arrangements are related to our operating leases for trailing equipment and some limited data processing equipment and facilities. As of December 31, 2005, we had approximately 20,100 trailers and 5,900 containers/chassis that were subject to operating leases, and we had approximately $112 million of obligations remaining under these leases.

Contractual Cash Obligations

As of December 31, 2005

(000)

	Amounts Due By Period
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years
Operating leases	$112,080	$57,953	$50,369	$1,879	$1,879
Revolving line of credit	124,000	—	—	124,000	—
Subtotal	236,080	57,953	50,369	125,879	1,879
Commitments to acquire revenue equipment	263,812	263,812	—	—	—
Facilities	2,358	2,358	—	—	—
Total	$502,250	$324,123	$50,369	$125,879	$1,879

Financing Commitments

As of December 31, 2005

(000)

	Commitments Expiring By Period
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years
Revolving credit agreement	$200,000	$—	$—	$200,000	$—
Standby letters of credit	26,010	26,010	—	—	—
Total	$226,010	$26,010	$—	$200,000	$—

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. Among other items, SFAS No. 123R eliminated the use of APB 25 and the intrinsic-value method of accounting and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the grant date fair value of those awards. In accordance with SFAS No. 123R, the cost will be based on the fair value at the grant date of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. The adoption of SFAS No. 123R requires us to recognize compensation expense for the unvested portion of outstanding share-based payments. This expense must be based on the fair value of the award on the grant date. It will also require the benefits associated with tax deductions in excess of recognized compensation to be reported as a financing cash flow rather than as an operating cash flow as currently required. We will adopt SFAS No. 123R on January 1, 2006. Upon adoption, we will use the modified prospective method and therefore will not restate our prior-period results. SFAS No. 123R will apply to new share-based awards and to unvested stock options outstanding on the effective date. Based on our current understanding of SFAS No. 123R, we believe this new accounting standard will reduce our calendar year 2006 net earnings by between three and four cents per share. While this estimate represents the financial impact of shared-based payments outstanding at December 31, 2005, we are unable to predict the impact of any share-based payments granted subsequent to December 31, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $124 million of debt outstanding at December 31, 2005, under our revolving line of credit. The interest rate applicable to this agreement is based on either the prime rate or LIBOR. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our current level of borrowing, a one percent increase in our applicable rate would reduce annual pretax earnings by $1.2 million. We have no interest rate derivatives in place at December 31, 2005, to mitigate this risk.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2005. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2005, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, notes to consolidated financial statements and reports thereon of our independent registered public accounting firms as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Earnings for years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity  for years ended

December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Regulation S-K, Item 304(a) has previously been reported and is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 20, 2006.  There have been no disagreements with our accountants, as defined in Regulation S-K, Item 304(b).

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the SEC rules.  Based on an evaluation of our disclosure controls and procedures, as of the end of the period covered by this report, and conducted by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in our reports filed with the SEC within the required time periods.

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our assessment, we believe that as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our consolidated financial statements.  Ernst & Young LLP’s attestation report on management’s assessment of our internal control over financial reporting is included herein.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 20, 2006.

Executive Officers

The schedule of executive officers is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 20, 2006.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer/controller, and all other officers, employees and directors.  Our code of ethics is available on our Internet website at www.jbhunt.com.  If we make substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Corporate Governance

In complying with the new rules and regulations required by the Sarbanes-Oxley Act of 2002, NASDAQ, PCAOB and others, we have attempted to do so in a manner that clearly meets legal requirements, but does not create a bureaucracy of forms, checklists and other inefficient or expensive procedures.  We have adopted a code of conduct, code of ethics, whistleblower policy and charters for all of our Board of Director Committees and other formal policies and procedures.  Most of these items are available on our Company website, www.jbhunt.com.  If we make significant amendments to our code of ethics or whistleblower policy, or grant any waivers to these items, we will disclose such amendments or waivers on our website or in a report on Form 8-K within four days of such action.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 20, 2006.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 20, 2006.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is hereby incorporated by reference from Note (8) Related-Party Transactions and Note (10) Investment in Affiliated Company of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 20, 2006.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on April 20, 2006.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements, Financial Statement Schedules and Exhibits:

(1)   Financial Statements

The financial statements included in Item 8 above are filed as part of this annual report.

(2)   Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is included in our consolidated financial statements or the notes thereto.

(3)   Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (“Exhibit Index”).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 10th day of March 2006.

J. B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

By:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration,
Chief Financial Officer

By:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 10th day of March 2006, on behalf of the registrant and in the capacities indicated.

/s/ John A. Cooper, Jr.	Member of the Board of Directors
John A. Cooper, Jr.

/s/ Wayne Garrison	Member of the Board of Directors
Wayne Garrison	(Chairman)

/s/ Thomas L. Hardeman	Member of the Board of Directors
Thomas L. Hardeman

/s/ J. Bryan Hunt, Jr.	Member of the Board of Directors
J. Bryan Hunt, Jr.

/s/ Johnelle D. Hunt	Member of the Board of Directors
Johnelle D. Hunt	(Corporate Secretary)

/s/ Coleman H. Peterson	Member of the Board of Directors
Coleman H. Peterson

/s/ James L. Robo	Member of the Board of Directors
James L. Robo

/s/ Kirk Thompson	Member of the Board of Directors
Kirk Thompson	(President and Chief Executive Officer)

/s/ Leland E. Tollett	Member of the Board of Directors
Leland E. Tollett

/s/ John A. White	Member of the Board of Directors
John A. White	(Presiding Director)

EXHIBIT INDEX

Exhibit Number	Description

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

10B

The Company had an Employee Stock Purchase Plan filed on Form S-8 on February 3, 1984 (Registration Number 2-93928), and has a Management Incentive Plan filed on Form D-8 on April 16, 1991 (Registration Number 33-40028). The Management Incentive Plan is incorporated herein by reference from Exhibit 4B of the Registration Statement 33-40028. The Company amended and restated its Employee Retirement Plan on Form S-8 (Registration Statement Number 33-57127) filed December 30, 1994. The Employee Retirement Plan is incorporated herein by reference from Exhibit 99 of Registration Statement Number 33-57127. The Company amended and restated its Management Plan on Form S-8 (Registration Number 33-40028) filed May 9, 2002. The Company filed the Chairman’s Stock Option Incentive Plan as part of a definitive 14A on March 26, 1996.

10.2	Summary of Compensation Arrangements with Named Executive Officers

21	Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
J. B. Hunt Transport Services, Inc.:

We have audited the accompanying consolidated balance sheet of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of J.B. Hunt Transport Services, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas

March 6, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation, integrity and fair presentation of our consolidated financial statements and related information appearing in this report. We take these responsibilities very seriously and are committed to maintaining controls and procedures which are designed to ensure that we collect the information we are required to disclose in our reports to the SEC and to process, summarize and disclose this information within the time periods specified by the SEC.

Based on an evaluation of our disclosure controls and procedures, as of the end of the period covered by this report, and conducted by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, we believe that our controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in our reports filed with the SEC within the required time periods.

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of our internal control over financial reporting is included herein.

/s/ Kirk Thompson	/s/ Jerry W. Walton
Kirk Thompson	Jerry W. Walton
President and Chief Executive Officer	Executive Vice President, Finance and
Administration,
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
J. B. Hunt Transport Services, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that J. B. Hunt Transport Services, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J.B. Hunt Transport Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that J.B. Hunt Transport Services, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, J.B. Hunt Transport Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended of J.B. Hunt Transport Services, Inc., and our report dated March 6, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas

March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
J. B. Hunt Transport Services, Inc.:

We have audited the accompanying consolidated balance sheet of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Tulsa, Oklahoma

March 11, 2005

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(Dollars in thousands, except per share amounts)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$7,412	$34,716
Trade accounts receivable	343,501	289,146
Income tax receivable	—	19,418
Inventories	11,138	9,692
Prepaid licenses and permits	21,780	21,696
Prepaid insurance	76,426	83,972
Other current assets	14,433	16,280
Total current assets	474,690	474,920
Property and equipment, at cost:
Revenue and service equipment	1,332,333	1,214,833
Land	22,854	22,014
Structures and improvements	105,414	95,156
Furniture and office equipment	130,960	118,020
Total property and equipment	1,591,561	1,450,023
Less accumulated depreciation	537,502	438,644
Net property and equipment	1,054,059	1,011,379
Other assets	20,125	16,285
	$1,548,874	$1,502,584
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$162,749	$190,896
Claims accruals	15,651	18,535
Accrued payroll	61,001	73,750
Other accrued expenses	9,198	10,504
Deferred income taxes	27,487	25,414
Total current liabilities	276,086	319,099
Long-term debt	124,000	—
Other long-term liabilities	45,834	40,294
Deferred income taxes	285,929	282,241
Total liabilities	731,849	641,634
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $100 per share. Authorized 10 million shares; none outstanding	—	—
Common stock, par value $.01 per share. Authorized one billion shares; issued 167,099,432 shares at December 31, 2005 and 83,549,716 at December 31, 2004	1,671	836
Additional paid-in capital	182,680	197,452
Retained earnings	863,586	694,230
	1,047,937	892,518
Treasury stock, at cost (13,286,343 shares at December 31, 2005 and 2,156,353 shares at December 31, 2004)	(230,912)	(31,568)
Total stockholders’ equity	817,025	860,950

	$1,548,874	$1,502,584

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

December 31,  2005,  2004 and 2003

(Dollars in thousands, except per share amounts)

	2005	2004	2003

Operating revenues, excluding fuel surcharge revenues	$2,791,926	$2,619,205	$2,346,388
Fuel surcharge revenues	335,973	166,949	87,081
Total operating revenues	3,127,899	2,786,154	2,433,469
Operating expenses:
Salaries, wages and employee benefits	855,272	830,005	791,778
Rents and purchased transportation	1,058,406	932,133	799,176
Fuel and fuel taxes	388,962	288,562	232,378
Depreciation and amortization	163,034	149,776	150,221
Operating supplies and expenses	132,895	124,172	119,339
Insurance and claims	55,266	54,757	63,500
Operating taxes and licenses	35,827	35,020	33,226
General and administrative expenses, net of
gains on asset dispositions	45,939	38,460	34,746
Communication and utilities	22,597	23,046	23,470
Arbitration settlement	25,801	—	—
Total operating expenses	2,783,999	2,475,931	2,247,834
Operating income	343,900	310,223	185,635
Interest income	966	1,888	2,731
Interest expense	6,531	7,362	19,943
Equity in loss of associated company	4,709	2,470	694
Earnings before income taxes	333,626	302,279	167,729
Income taxes	126,315	156,023	72,270
Net earnings	$207,311	$146,256	$95,459

Basic earnings per share	$1.32	$0.91	$0.60

Diluted earnings per share	$1.28	$0.88	$0.58

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share amounts)

		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2002	$418	$184,683	$459,803	$(54,417)	$590,487
Comprehensive income:
Net earnings	—	—	95,459	—	95,459
Tax benefit of stock options exercised	—	7,226	—	—	7,226
Stock option exercises, net of stock
repurchased for payroll taxes	—	(4,936)	—	14,900	9,964

Balances at December 31, 2003	418	186,973	555,262	(39,517)	703,136
Comprehensive income:
Net earnings	—	—	146,256	—	146,256
Cash dividend paid ($0.045 per share)	—	—	(7,288)	—	(7,288)
Stock split	418	(418)	—	—	—
Tax benefit of stock options exercised	—	17,829	—	—	17,829
Stock option exercises, net of stock repurchased for payroll taxes	—	(6,932)	—	7,949	1,017

Balances at December 31, 2004	836	197,452	694,230	(31,568)	860,950
Comprehensive income:
Net earnings	—	—	207,311	—	207,311
Cash dividend paid ($0.24 per share)	—	—	(37,955)	—	(37,955)
Stock split	835	(835)	—	—	—
Tax benefit of stock options exercised	—	19,276	—	—	19,276
Purchase of treasury shares	—	—	—	(239,234)	(239,234)
Stock option exercises, net of stock repurchased for payroll taxes	—	(33,213)	—	39,890	6,677

Balances at December 31, 2005	$1,671	$182,680	$863,586	$(230,912)	$817,025

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$207,311	$146,256	$95,459
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	163,034	149,776	150,221
(Gain) loss on sale of revenue equipment	(1,808)	(402)	1,082
Provision for deferred income taxes	5,761	70,162	44,803
Equity in loss of associated company	4,709	2,470	694
Tax benefit of stock options exercised	19,276	17,829	7,226
Amortization of discount	—	67	118
Changes in operating assets and liabilities:
Trade accounts receivable	(54,355)	(33,114)	(18,876)
Income tax receivable	19,418	(19,418)	—
Other assets	8,052	(19,224)	4,482
Trade accounts payable	(28,147)	32,010	40,955
Claims accruals	(2,884)	1,659	(1,757)
Accrued payroll and other accrued expenses	(8,515)	56,544	8,204
Net cash provided by operating activities	331,852	404,615	332,611
Cash flows from investing activities:
Additions to property and equipment	(285,364)	(451,083)	(316,926)
Proceeds from sale of equipment	81,458	175,295	125,220
Decrease (increase) in other assets	(8,738)	25,892	69
Net cash used in investing activities	(212,644)	(249,896)	(191,637)
Cash flows from financing activities:
Borrowings (repayments) of long-term debt	124,000	(105,000)	(97,010)
Principal payments under capital lease obligations	—	(66,844)	(74,446)
Purchase of treasury stock	(239,234)	—	—
Stock option exercises	10,883	8,045	11,399
Stock repurchased for payroll taxes	(4,206)	(7,028)	(1,435)
Dividends paid	(37,955)	(7,288)	—
Net cash used in financing activities	(146,512)	(178,115)	(161,492)
Net decrease in cash and cash equivalents	(27,304)	(23,396)	(20,518)
Cash and cash equivalents at beginning of year	34,716	58,112	78,630
Cash and cash equivalents at end of year	$7,412	$34,716	$58,112
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,506	$7,559	$19,221

Income taxes	$77,209	$55,578	$9,976

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

1.              Business

J. B. Hunt Transport Services, Inc. (JBHT or we), together with our wholly owned subsidiaries, are one of the largest truckload, logistics and dedicated transportation services companies in North America.  We directly transport or arrange for the transportation of full truckload, containerizable freight and arrange for customized freight movement services operating under the jurisdiction of the U.S. Department of Transportation and various state regulatory agencies.

2.              Summary of Significant Accounting Policies

A.            Basis of Consolidation

JBHT’s consolidated financial statements include our financial statements and those of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

B.            Use of Estimates

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

We believe that certain accounting policies and estimates are of more significance in our financial statement preparation process than others.  We believe the most critical accounting policies and estimates include the economic useful lives and salvage values of our assets, provisions for uncollectible accounts receivable, and estimates of exposures under our insurance and claims plans.  To the extent that actual, final outcomes are different than our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings during that accounting period will be affected.

C.    Reclassifications

Certain reclassifications have been made to prior-period amounts to conform to current-year presentation.

D.    Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

E.     Tires in Service

We capitalize tires placed in service on new revenue equipment as a part of the equipment cost.  Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service.

F.     Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 5 to 10 years for tractors and 7 to 15 years for trailing equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment.  Salvage values are typically 10% to 15% for tractors and trailing equipment.  Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition and are classified in general and administrative expenses.

G.    Revenue Recognition

We recognize revenue based on relative transit time in each reporting period, with expenses recognized as incurred.

H.    Income Taxes

Income taxes are accounted for under the asset-and-liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

I.      Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per-share amounts):

	Years ended December 31
	2005	2004	2003
Basic earnings per share:
Numerator (net earnings)	$207,311	$146,256	$95,459
Denominator (weighted average shares outstanding)	157,583	161,542	158,800
Earnings per share	$1.32	$.91	$.60
Diluted earnings per share:
Numerator (net earnings)	$207,311	$146,256	$95,459
Denominator:
Weighted average shares outstanding	157,583	161,542	158,800
Effect of common stock equivalents	4,976	5,395	4,908
	162,559	166,937	163,707
Earnings per share	$1.28	$.88	$.58

Options to purchase shares of common stock that were outstanding during each year, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, are shown in the table below.

	2005	2004	2003
Number of shares under option	35,000	1,388,000	1,539,000

Range of exercise prices	$21.25 – $24.43	$18.50 – $20.37	$10.17– $13.32

On April 21, 2005, we announced a two-for-one stock split on our common stock, payable May 23, 2005, to stockholders of record on May 2, 2005.  All references in our financial statements with regard to number of shares and the per-share amounts have been retroactively adjusted to reflect this stock split.

J.              Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.  For the years ended December 31, 2005, 2004 and 2003, our top 10 customers, based on revenue, accounted for approximately 40%, 42% and 38%, respectively, of our total revenue.  At December 31, 2005 and 2004, our top 10 customers, based on revenue, accounted for approximately 35% and 33%, respectively, of our total trade accounts receivable.  One customer, Wal-Mart Stores, Inc., accounted for 15%, 15% and 13%, respectively, of our total revenue for the years ended December 31, 2005, 2004 and 2003.  Each of our three business segments conducts business with Wal-Mart Stores, Inc.

K.            Stock-Based Compensation

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

Had we determined compensation cost based on the fair value at the grant date for our stock options under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, our net earnings would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
Net earnings as reported (in thousands)	$207,311	$146,256	$95,459

Total stock-based employee compensation expense determined under fair value based methods for stock options, net of taxes	4,765	5,246	4,642
Pro forma	$202,546	$141,010	$90,817

Basic earnings per share
As reported	$1.32	$.91	$.60
Pro forma	$1.29	$.88	$.57

Diluted earnings per share
As reported	$1.28	$.88	$.58
Pro forma	$1.25	$.85	$.56

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

The per-share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $10.76, $11.00 and $6.45, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:  2005 - expected dividend yield 1.06%, volatility of 54.1%, risk-free interest rate of 4.33%, and an expected life of 6.4 years;  2004 - expected dividend yield 1.08%, volatility of 55.6%, risk-free interest rate of 2.19%, and an expected life of 6.6 years;  2003 - expected dividend yield 0.0%, volatility of 57.4%, risk-free interest rate of 1.53%, and an expected life of 6.3 years.

L.             Impairment of Long-Lived Assets

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

M.          Claims Accruals

Claims accruals represent the self-insured portion of pending accident liability, workers’ compensation and physical damage claims.  These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based on our past claims experience.  Our claims-accrual policy for all self-insurance is to recognize the expense when the event occurs and the costs of such events are probable and reasonably estimable.  We apply loss-development factors to our accident and workers’ compensation claims history as a part of our process of recording accruals for losses that are incurred but not reported.  We do not discount our estimated losses.

Our insurance coverage for the two years ended December 31, 2005, specified that the self-insured limit was the first $2 million for personal injury and property damage and $1 million for workers’ compensation claims.  During the year ended December 31, 2003, our self-insured limit on the majority of all our claims was $1.5 million.  Effective January 1, 2006, our self-insured limits were reduced to $500,000.  We are substantially self-insured for loss of and damage to our owned and leased revenue equipment.

N.            Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payments.  SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25.  Among other items, SFAS No. 123R eliminated the use of APB 25 and the intrinsic-value method of accounting and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the grant date fair value of those awards.  In accordance with SFAS No. 123R, the cost will be based on the fair value at the grant date of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award.  The adoption of SFAS No. 123R requires us to recognize compensation expense for the unvested portion of outstanding share-based payments.  This expense must be based on the fair value of the award on the grant date.  It will also require the benefits associated with tax deductions in excess of recognized compensation to be reported as a financing cash flow rather than as an operating cash flow as currently required.  We will adopt SFAS No. 123R on January 1, 2006.  Upon adoption, we will use the modified prospective method and therefore will not restate our prior-period results.  SFAS No. 123R will apply to new share-based awards and to unvested stock options outstanding on the effective date.  Based on our current understanding of SFAS No. 123R, we believe this new accounting standard will reduce our calendar year 2006 net earnings by between three and four cents per share.  While this estimate represents the financial impact of shared-based payments outstanding at December 31, 2005, we are unable to predict the impact of any share-based payments granted subsequent to December 31, 2005.

3.              Debt (in thousands)

	2005	2004
Borrowings under revolving line of credit	$124,000	$—
Less current maturities	—	—
	$124,000	$—

At December 31, 2005, we were authorized to borrow up to $200 million under our current revolving line of credit and had a $124 million balance outstanding under that agreement.  This line of credit is supported by a credit agreement with a group of banks and expires in April 2010.  The applicable interest rate under our agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  The average interest rate on our outstanding borrowings at December 31, 2005, was 5.12%.

4.              Capital Stock

We maintain a Management Incentive Plan (“Plan”) that provides various financial vehicles to compensate our key employees with JBHT common stock or common stock equivalents.  Under the Plan, as amended, we are authorized to award, in aggregate, not more than 44 million shares. At December 31, 2005, there were approximately 12.6 million shares available for grant under the Plan.  We have utilized three such vehicles to award stock or grant options to purchase JBHT common stock: restricted stock awards, restricted options and nonstatutory stock options.  We awarded approximately 633,000 shares of restricted stock during 2005.  These restricted shares have various vesting schedules ranging from five to ten years.  These restricted shares do not contain rights to vote or receive dividends until the vesting date.  The compensation cost of these restricted shares was calculated based on the grant-date market value and totaled $.5 million in 2005.  We recognize the cost of these restricted shares based on a straight-line basis, treating each vesting date as a separate grant.

The Plan provides that nonstatutory stock options may be granted to key employees for the purchase of JBHT common stock for 100% of the fair market value of the common stock at the grant date.  The options generally vest over a 10-year period and are forfeited if the employee terminates for any reason other than death, disability or retirement, after age 55.  The Plan allows the employee to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy withholding tax obligations incident to the exercise of an option.

A summary of the restricted and nonstatutory options to purchase JBHT common stock follows:

		Weighted Average	Number
	Number	Exercise Price	of Shares
	of Shares	Per Share	Exercisable

Outstanding at December 31, 2002	17,814,800	$4.47	1,977,652
Granted	1,769,000	11.72
Exercised	(3,373,466)	4.14
Terminated	(439,220)	5.10

Outstanding at December 31, 2003	15,771,114	5.34	1,422,716
Granted	1,553,000	19.73
Exercised	(3,394,246)	4.42
Terminated	(89,700)	8.28

Outstanding at December 31, 2004	13,840,168	7.15	918,524
Granted	746,200	20.69
Exercised	(3,015,029)	4.53
Terminated	(111,600)	7.81

Outstanding at December 31, 2005	11,459,739	$7.57	1,456,687

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
Range		remaining	exercise		exercise
of exercise	Options	contractual	price	Options	price
prices	outstanding	life (in years)	per share	exercisable	per share
$2.65 — 10.00	8,425,232	6.0	$4.42	1,349,380	$4.42
10.01 — 20.00	1,597,907	8.5	12.64	97,607	12.55
20.01 — 30.00	1,436,600	9.5	20.41	9,700	20.53
$2.65 — 30.00	11,459,739	6.8	$7.57	1,456,687	$5.08

The weighted average exercise price per share of options exercisable at December 31, 2004 and 2003, was $4.70 and $4.21, respectively.

5.              Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	2005	2004	2003
Current:
Federal	$114,745	$83,428	$26,439
State and local	5,809	2,433	1,028
	120,554	85,861	27,467
Deferred:
Federal	5,131	61,375	38,535
State and local	630	8,787	6,268
	5,761	70,162	44,803
Total tax expense	$126,315	$156,023	$72,270

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% for the following reasons (in thousands):

	2005	2004	2003
Income tax - statutory rate	$116,769	$105,798	$58,706
State tax, net of federal effect	7,492	6,439	3,019
Non-deductible meals and entertainment	5,380	6,255	6,694
Reserve for tax contingency	—	33,600	—
Change in effective state tax rate, net of federal effect	(1,914)	2,622	2,215
Other, net	(1,412)	1,309	1,636
Total tax expense	$126,315	$156,023	$72,270

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are presented below (in thousands):

	2005	2004
Deferred tax assets:
Claims accruals, principally due to accruals for financial reporting purposes	$1,023	$1,987
Accounts receivable, principally due to allowance for doubtful accounts	1,831	2,541
Vacation pay	5,627	5,139
Long-term deferred compensation	2,558	1,614
Other	2,042	678
Total gross deferred tax assets	13,081	11,959

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and capitalized interest	266,883	259,999
Prepaid permits and insurance, principally due to expensing for income tax purposes	31,582	29,963
Sale-and-leaseback transaction	20,102	20,102
Other	7,930	9,550
Total gross deferred tax liabilities	326,497	319,614
Net deferred tax liability	$313,416	$307,655

Income taxes payable at December 31, 2005, were $1.9 million and refundable income taxes at December 31, 2004, were $19.4 million.  These amounts have been included in other accrued expenses and income tax receivable on the balance sheet, respectively.

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

In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 tax returns.  In December 2003, we received an IRS Notice of Proposed Assessment which disallowed the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have had preliminary discussions with the IRS Appeals Division and have been informed that the IRS Examination Division has been instructed to prepare additional work since their case had not been developed adequately for the appellate hearing.  To date, we have not been contacted by the IRS Examination Division to provide any additional information for their review.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90-day letter, also known as a Notice of Deficiency. A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  Based on events occurring subsequent to December 31, 2004, we have reversed all prior benefits taken on this transaction, including accrued interest.  The liability for this contingency, approximately $36.3 million (including accrued interest) at December 31, 2005, and $33.6 million at December 31, 2004, is a component of other long-term liabilities on our balance sheets and not a component of deferred income taxes.  We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our then external public accountants and attorneys prior to entering into these transactions, and we continue to vigorously defend against the IRS position using all administrative and legal processes available.  If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $44 million, excluding interest.

6.              Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate.  We match a specified percentage of employee contributions, subject to certain limitations.  For the years ended December 31, 2005, 2004 and 2003, JBHT matching contributions to the plan were $7.6 million, $6.0 million and $6.2 million, respectively.

7.              Fair Value of Significant Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable on our balance sheets at December 31, 2005 and 2004, approximate fair value due to the short maturity of these instruments.  Long-term debt at December 31, 2005, approximates fair value since the applicable interest rates approximate fair market rates.

8.              Related-Party Transactions

Dr. John A. White has been a member of our Board of Directors since 1998 and serves as the Chairman of our Audit Committee.  Dr. White is the Chancellor of the University of Arkansas.  In October 2005, we announced a gift of $10 million to the University of Arkansas to facilitate the construction of a new J.B. Hunt Transport Services, Inc. Center for Academic Excellence building.  Johnelle D. Hunt is the wife of our founder and former Senior Chairman of the Board, Mr. J.B. Hunt.  She also serves as our Corporate Secretary and has been a member of our Board of Directors since 1993.  Mrs. Hunt serves as Treasurer for the University of Arkansas’ Campaign for the 21st Century.  Neither of the aforementioned board members was instrumental in securing this contribution, nor did either participate in the voting processes related to this transaction.

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

 9.           Commitments and Contingencies

During 1999, we entered into a sale-and-leaseback transaction for a portion of our container fleet.  Containers having a net book value of approximately $175 million were sold to third-party leasing companies at approximate net book value.  A gain of approximately $600,000 on the transaction has been deferred and will be amortized to income in relation to rent expense recognized under the leases.  The containers are being leased back under operating leases over terms of four to ten years.  Approximately $5.9 million of this intermodal trailing equipment was repurchased in December 2004.

As of December 31, 2005, we had approximately $112 million of obligations remaining under operating lease arrangements related to trailing equipment, terminal facilities and computer equipment.  None of our operating leases contains any guaranteed residual value clauses.  Under the terms of certain lease agreements, we are required to maintain certain covenants, including minimum credit ratings.  We were in compliance with these requirements at December 31, 2005.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005, are (in thousands):

Operating Leases
2006	$57,953
2007	36,348
2008	14,021
2009	1,106
2010	773
Thereafter	1,879
$112,080

Total rent expense was $93.5 million in 2005, $95.0 million in 2004, and $109.2 million in 2003.

At December 31, 2005, we had outstanding commitments to acquire approximately $277 million of revenue equipment and property in 2006.  This amount is net of expected allowances and sales proceeds from equipment dispositions.

During 2005, we issued financial standby letters of credit as a guarantee of our performance under certain operating lease commitments and self-insurance arrangements.  If we default on our commitments under the lease agreements or other arrangements, we are required to perform under these guarantees.  The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $26.0 million.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or our liquidity.

As previously disclosed, an arbitration process commenced on July 2, 2004, with the BNSF Railway (BNI).  BNI provides a significant amount of rail transportation services to our JBI business segment.  The arbitration process was initiated in accordance with the terms of our Joint Service Agreement (JSA) with BNI, after we were unable to resolve our disagreements through mediation.  We announced that an interim award was issued by the arbitration panel on September 16, 2005.  As a result of this decision, we recorded, in the third quarter of 2005, pretax charges of $25.8 million, or $16.5 million after income taxes.  On October 19, 2005, the arbitration panel issued an order terminating this arbitration proceeding and declaring that the interim award be adopted as the final award in this matter.  Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, has continued on a timely basis during the entire mediation and arbitration process.

10.       Affiliated Company

We have a 37% ownership interest in a logistics joint venture called Transplace, Inc. (TPI). TPI was formed in July 2000 when we, along with five other motor carriers, contributed our existing non-asset-based logistics business to the new entity.  No gain or loss was recognized upon the formation of TPI.  We routinely enter into transactions with TPI regarding the movement of freight.  We provide various services to TPI under a shared-service agreement, primarily related to computer system operations, services and maintenance.  We earn transportation revenues from and purchase transportation services from TPI.  We also utilize travel services provided by TPI.  We advanced funds to TPI in the form of a note receivable during 2005.  This note receivable balance, including accrued interest, was $8.6 million at December 31, 2005, carried an interest rate of 6.0% and is due on January 7, 2007.  This note receivable from TPI is classified as an other asset on our consolidated balance sheet at December 31, 2005.  A summary of our revenues and expenses related to TPI for the three-year periods ended December 31, 2005, and balance sheet amounts at December 31, 2005 and 2004, is presented below (in millions):

For The Three-year Periods

Ended December 31

	2005	2004	2003
Revenue earned from TPI for providing transportation services	$46.2	$67.9	$57.6

Amount billed to TPI for information-technology services provided	$4.6	$5.4	$6.3

Purchased transportation expense paid to (received from) TPI for freight movements	$(.2)	$3.3	$14.3

Payments to TPI for travel services provided	$.4	$.4	$.3

Amounts at December 31

	2005	2004
Accounts receivable from TPI, included in trade accounts receivable	$7.7	$9.1

Note receivable, including interest from TPI	$8.6	$—

11.       Segment Information

We have three reportable business segments, Truck (JBT), Intermodal (JBI), and Dedicated Contract Services (DCS).  JBT business includes full truckload dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail.  The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations.  DCS segment business typically includes company-owned revenue equipment and employee drivers that are assigned to a specific customer, traffic lane or service.  DCS operations usually include formal, written long-term agreements or contracts which govern services performed and applicable rates.

Our customers are geographically dispersed across the United States.  One customer accounted for approximately 15%, 15% and 13% of consolidated operating revenues in 2005, 2004 and 2003, respectively.  A summary of certain segment information is presented below (in millions):

	Assets (1)
	2005	2004	2003
JBT	$522	$454	$410
JBI	416	359	328
DCS	386	355	319
Other (includes corporate)	225	335	299
Total	$1,549	$1,503	$1,356

	Revenues
	2005	2004	2003
JBT	$1,020	$928	$841
JBI	1,284	1,115	936
DCS	844	760	671
Total segment revenues	3,148	2,803	2,448
Inter-segment eliminations	(20)	(17)	(15)
Total	$3,128	$2,786	$2,433

	Operating Income
	2005	2004	2003
JBT	$119	$103	$49
JBI (2)	124	131	91
DCS	100	75	45
Other	1	1	1
Total	$344	$310	$186

	Depreciation and Amortization Expense
	2005	2004	2003
JBT	$67	$61	$67
JBI	26	22	20
DCS	59	56	51
Other	11	11	12
Total	$163	$150	$150

(1)  Business segment assets exclude the net impact of inter-company transactions and accounts.

(2)  JBI 2005 operating income reflects a $25.8 million BNI arbitration settlement charge.

12.       Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2005 and 2004, are as follows (in thousands, except per-share data):

	Quarter
	First	Second	Third (1)	Fourth (2)
2005:
Operating revenues	$709,178	$759,206	$801,140	$858,375
Operating income	$79,167	$93,005	$65,102	$106,626
Net earnings	$47,499	$54,631	$39,843	$65,338
Basic earnings per share	$.30	$.34	$.25	$.42
Diluted earnings per share	$.29	$.33	$.25	$.41

2004:
Operating revenues	$617,698	$679,037	$718,614	$770,805
Operating income	$58,217	$79,174	$82,669	$90,163
Net earnings	$32,974	$45,625	$47,875	$19,782
Basic earnings per share	$.21	$.29	$.30	$.12
Diluted earnings per share	$.20	$.27	$.29	$.12

(1)       Reflects a $25.8 million pretax, or a $16.5 million after-tax, charge in 2005 for a BNI arbitration settlement charge.

(2)       Reflects a $33.6 million reserve, including interest expense, of a non-cash tax benefit in 2004.