Form 10-Q
period 2006-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2006-04-28
CIK 728535

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

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

www.jbhunt.com

(Registrant’s web site)

Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes    ☒       No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐       No    ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2006 was 154,407,846.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended March 31, 2006

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31
	2006	2005

Operating revenues, excluding fuel surcharge revenues	$690,035	$651,999
Fuel surcharge revenues	89,865	57,179
Total operating revenues	$779,900	$709,178

Operating expenses
Salaries, wages and employee benefits	214,528	200,883
Rents and purchased transportation	265,587	239,076
Fuel and fuel taxes	104,582	82,871
Depreciation and amortization	43,530	39,232
Operating supplies and expenses	34,909	31,654
Insurance and claims	12,462	11,755
Operating taxes and licenses	8,415	8,885
General and administrative expenses, net of gains on asset dispositions	8,622	9,789
Communication and utilities	5,877	5,866
Total operating expenses	698,512	630,011
Operating income	81,388	79,167
Interest income	199	151
Interest expense	705	1,233
Equity in loss of associated company	587	851
Earnings before income taxes	80,295	77,234
Income taxes	31,315	29,735
Net earnings	$48,980	$47,499

Average basic shares outstanding	154,050	160,704

Basic earnings per share	$0.32	$0.30

Average diluted shares outstanding	158,245	166,409

Diluted earnings per share	$0.31	$0.29

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,821	$7,412
Accounts receivable	307,313	343,501
Prepaid expenses and other	108,639	123,777
Total current assets	424,773	474,690
Property and equipment	1,631,545	1,591,561
Less accumulated depreciation	552,839	537,502
Net property and equipment	1,078,706	1,054,059
Other assets	19,422	20,125
	$1,522,901	$1,548,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$167,934	$162,749
Claims accruals	12,773	15,651
Accrued payroll	45,576	61,001
Other accrued expenses	11,286	9,198
Deferred income taxes	30,339	27,487
Total current liabilities	267,908	276,086

Borrowings under revolving line of credit	47,400	124,000
Other long-term liabilities	51,934	45,834
Deferred income taxes	295,188	285,929
Stockholders’ equity	860,471	817,025
	$1,522,901	$1,548,874

See accompanying notes to condensed consolidated financial statements.

J.B. Hunt Transport Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31
	2006	2005
Cash flows from operating activities:
Net earnings	$48,980	$47,499
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,530	39,232
Stock compensation expense	1,902	—
Gain on sale of revenue equipment	(787)	(1,015)
Deferred income taxes	12,111	27,598
Equity in loss of associated company	587	851
Tax benefit of stock options exercised	—	1,194
Changes in operating assets and liabilities:
Trade accounts receivable	36,188	(10,965)
Other assets	16,097	9,751
Trade accounts payable	5,185	(29,162)
Claims accruals	(2,878)	(749)
Accrued payroll and other accrued expenses	(9,139)	(28,967)
Net cash provided by operating activities	151,776	55,267
Cash flows from investing activities:
Additions to property and equipment	(86,624)	(61,229)
Proceeds from sale of equipment	19,234	23,894
Increase in other assets	(843)	(9,460)
Net cash used in investing activities	(68,233)	(46,795)
Cash flows from financing activities:
Proceeds from (repayments on) revolving line of credit	(76,600)	68,000
Issuance (acquisition) of treasury stock	2,753	(99,512)
Dividends paid	(12,306)	(9,723)
Tax benefit of stock options exercised	4,019	—
Net cash used in financing activities	(82,134)	(41,235)

Net increase (decrease) in cash and cash equivalents	1,409	(32,763)
Cash and cash equivalents at beginning of period	7,412	34,716
Cash and cash equivalents at end of period	$8,821	$1,953
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$453	$458
Income taxes	10,008	943

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

Our condensed consolidated financial statements included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 31, 2005 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission.  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading.  You should read the accompanying condensed consolidated financial statements in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

We believe that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made.  The results of operations for the interim periods presented in this report are not necessarily indicative of the results to be expected for the full calendar year ending December 31, 2006. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during the months of August through early November.

2.             Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options, unvested restricted shares or other contracts to issue common stock exercised or converted their holdings into common stock.  Outstanding stock options and unvested restricted shares represent the dilutive effects on weighted average shares.  The table below presents a reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share.  All amounts in the table, except per share amounts, are expressed in thousands.

	Three Months Ended March 31
	2006	2005

Net earnings	$48,980	$47,499

Basic weighted average shares outstanding	154,050	160,704

Dilutive effect of common stock equivalents	4,195	5,705

Diluted weighted average shares outstanding	158,245	166,409

Basic earnings per share	$0.32	$0.30

Diluted earnings per share	$0.31	$0.29

We had options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended March 31
	2006	2005

Number of shares under option	13,000	13,000

Range of exercise price	$24.27 - $24.43	$24.27 - $24.43

3.             Share-Based Compensation

We maintain a Management Incentive Plan (the “Plan”) that provides various stock-based financial vehicles to compensate our key employees with JBHT common stock or common stock equivalents.  Under the Plan, as amended, we have, from time to time, utilized restricted stock awards, restricted options and nonstatutory stock options to compensate our employees and directors.  We currently are utilizing restricted stock and nonstatutory stock options.

Our nonstatutory stock options may be granted to key employees for the purchase of JBHT common stock for 100% of the fair market value of the common stock at the grant date.  These options generally vest over a 10-year period and are forfeited if the employee terminates for any reason other than death, disability or retirement, after age 55.  An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the exercise of an option.

We awarded 633,200 shares of restricted stock during 2005 and an additional 39,750 shares of restricted stock during the first quarter of 2006.  These restricted shares have various vesting schedules ranging from five to ten years.  These restricted shares do not contain rights to vote or receive dividends until the vesting date.  Unvested restricted shares are forfeited if the employee terminates for any reason other than death, disability or retirement.

Prior to January 1, 2006, we accounted for our stock-based compensation using the intrinsic value method and in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  In accordance with this previous guidance, compensation expense related to stock option grants was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.  Under APB No. 25, we recognized the cost of restricted stock over the applicable vesting period.  As a result, we recognized approximately $0.5 million of expense during 2005 related to our unvested restricted stock.  However, prior to January 1, 2006, we did not record compensation expense related to unexercised stock options and provided pro forma disclosure amounts in our footnotes in accordance with Statement No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure.

Financial Accounting Standards Board (FASB) Statement No. 123, Share-Based Payment (revised 2004) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in our consolidated financial statements based on the grant date fair value of those awards.  In accordance with Statement No. 123R, this cost will be recognized over the period for which an employee is required to provide service in exchange for the award.  For awards outstanding as of January 1, 2006, Statement No. 123R requires us to recognize compensation expense for the unvested portion of outstanding share-based payments based on the fair value of the award on the grant date.  It also requires that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  We adopted Statement No. 123R, effective January 1, 2006, utilizing the modified prospective method, and, therefore, did not restate our prior-period results.

For the three months ended March 31, 2005, the following table includes the disclosures required by Statement No. 123R, and illustrates the pro forma impact on net earnings and earnings per share as if we had applied the fair value recognition provision of Statement No. 123R:

Three Months Ended March 31, 2005
Net earnings
As reported	$47,499
Deduct:
Compensation cost using the fair value method, net of tax	1,128

Pro forma	$46,371

Net earnings per share
As reported
Basic	$0.30

Diluted	$0.29

Pro Forma
Basic	$0.29

Diluted	$0.28

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated on the date of grant using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.  The following assumptions were utilized:

Risk-free interest rate	4.28%

Expected life	6.6 years

Volatility	55.2%

Expected dividend yield	1.10%

The impact of adopting Statement No. 123R increased the cost of salaries, wages and employee benefits by $1.4 million, before income taxes, during the first quarter of 2006.  This cost relates to our unexercised stock options.  In addition, we recognized during the current quarter approximately $0.5 million, before income taxes, of compensation expense related to our restricted common stock.

The following table summarizes the components of our stock-based compensation program expense (in thousands):

	Three Months Ended March 31
	2006	2005
Stock options
Pre-tax compensation expense	$1,351	$—

Tax benefit	527	—

Stock option expense, net of tax	$824	—

Restricted stock
Pre-tax compensation expense	551	—

Tax benefit	215	—

Restricted stock expense, net of tax	$336	$—

We did not award any stock options during the first quarter of 2006.

The weighted average fair value of the restricted shares awarded during the first quarter of 2006 was $22.49 with an aggregate total value of approximately $0.9 million.

A summary of our nonstatutory options and restricted shares of common stock follows:

Stock Options

			Weighted
			Average
			Weighted
		Average	Aggregate	Remaining
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2005	10,826,539	$8.02
Granted	—	—
Exercised	(607,319)	5.02
Forfeited	(79,400)	8.42
Outstanding at March 31, 2006	10,139,820	8.19	7	$135,418

Exercisable at March 31, 2006	969,368	$5.21	5	$15,834

Restricted Shares

		Weighted Average
	Number	Grant Date
	Of Shares	Fair Value
Unvested at December 31, 2005	633,200	$18.89
Granted	39,750	22.49
Vested	—	—
Forfeited	(4,340)	20.89
Unvested at March 31, 2006	668,610	$19.09

As of March 31, 2006, we had $22.8 million and $11.7 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining weighted average period of approximately 7 years for stock options and 9 years for restricted stock.

4.             Debt (in thousands)

	March 31, 2006	December 31, 2005

Borrowings under revolving line of credit	$47,400	$124,000

Less current maturities	—	—
	$47,400	$124,000

At March 31, 2006, we were authorized to borrow up to $200 million under an existing revolving line of credit and had a $47.4 million balance outstanding under that agreement.  This line of credit is supported by a credit agreement with a group of banks and expires in April 2010.  The applicable interest rate under our agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  The average interest rate on our outstanding borrowings at March 31, 2006 was 5.47%.

5.             Capital Stock

We announced on April 20, 2006 that our Board of Directors declared a regular quarterly dividend of $0.08 per common share, payable on May 15, 2006, to stockholders of record on May 1, 2006.

6.             Comprehensive Income

During the three months ended March 31, 2006 and 2005, comprehensive income was equal to net earnings.

7.             Income Taxes

The effective income tax rate for the three month period ended March 31, 2006 was 39.0%, compared with 38.5% in 2005.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  The higher effective income tax rate in 2006 reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions.  In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 tax returns.  In December 2003, we received an IRS Notice of Proposed Assessment which disallowed the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  We have had preliminary discussions with the IRS Appeals Division and have been informed that the IRS Examination Division has been instructed to prepare additional work since their case had not been developed adequately for the appellate hearing.  To date, we have not been contacted by the IRS Examination Division to provide any additional information for their review.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90-day letter, also known as a Notice of Deficiency. A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest.  Based on events occurring subsequent to December 31, 2004, we have reversed all prior benefits taken on this transaction, including accrued interest.  The liability for this contingency, approximately $39.1 million (including accrued interest) at March 31, 2006, is a component of other long-term liabilities on our balance sheet and not a component of deferred income taxes.  We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our then external public accountants and attorneys prior to entering into these transactions, and we continue to vigorously defend against the IRS position using all administrative and legal processes available.  If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $44 million, excluding interest.

8.             Legal Proceedings

We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or liquidity.

9.             Business Segments

We operated three distinct business segments during the three months ended March 31, 2006 and 2005.  These segments included:  Truck (JBT), Intermodal (JBI) and Dedicated Contract Services (DCS).  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K)

for the year ended December 31, 2005.  A summary of certain segment information is presented below (in millions):

	Assets *
	As of March 31
	2006	2005
JBT	$502	$416
JBI	436	377
DCS	388	355
Other (includes corporate)	197	331
Total	$1,523	$1,479

*  Business segment assets exclude the net impact of intercompany accounts.

	Operating Revenues
	For The Three Months Ended March 31
	2006	2005
JBT	$251	$232
JBI	324	287
DCS	211	195
Subtotal	786	714
Inter-segment eliminations	(6)	(5)
Total	$780	$709

	Operating Income
	For The Three Months Ended March 31
	2006	2005
JBT	$22	$24
JBI	36	35
DCS	23	20
Total	$81	$79

	Depreciation and Amortization Expense
	For The Three Months Ended March 31
	2006	2005
JBT	$18	$16
JBI	7	6
DCS	15	15
Other (includes corporate)	4	2
Total	$44	$39

10.          Reclassifications

We have reclassified certain amounts from our 2005 financial statements so they will be consistent with the way we have classified amounts in 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should refer to the attached interim condensed consolidated financial statements and related notes and also to our annual report (Form 10-K) for the year ended December 31, 2005 as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service.  You should also refer to Item 1A of our annual report (Form 10-K) for the year ended December 31, 2005, for additional information on risk factors and other events that are not within our control.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the Securities and Exchange Commission.

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

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claim and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience.  In doing so, the recorded ultimate liability considers future claims growth and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.  At March 31, 2006, we had approximately $12.8 million of estimated claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At March 31, 2006, we had a prepaid insurance asset of approximately $63.9 million classified on our consolidated balance sheet in prepaid expenses and other, which represented pre-funded claims and premiums.

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

We have an agreement with our primary tractor supplier for guaranteed residual or trade-in values for certain new equipment.  We have utilized these guaranteed trade-in values as well as other operational information, such as anticipated annual miles, in accounting for depreciation expense.  If our tractor supplier were unable to perform under the terms of our agreement for guaranteed trade-in values, it could have a material negative impact on our financial results.  We had no revenue equipment under capital lease arrangements at March 31, 2006.

Revenue Recognition

We recognize revenue based on the relative transit time of the freight transported.  Accordingly, a portion of the total revenue which will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period.

Segments

We operated three segments during the first quarter of 2006 and 2005.  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2005.

RESULTS OF OPERATIONS

Summary of Operating Segments Results

For The Three Months Ended March 31

(dollars in millions)

	Operating Revenues			Operating Income
	2006	2005	% Change	2006	2005
JBT	$251	$232	8%	$22.3	$24.4
JBI	324	287	13	35.9	34.5
DCS	211	195	8	22.8	20.1
Other	—	—	—	0.4	0.2
Subtotal	786	714	10%	81.4	79.2
Inter-segment eliminations	(6)	(5)	—	—	—
Total	$780	$709	10%	$81.4	$79.2

Overview

Our total consolidated operating revenues rose to $780 million for the first quarter of 2006, a 10% increase over the $709 million in the first quarter of 2005.  We believe that meaningful analysis of our financial performance and revenue growth requires that fuel surcharge (FSC) revenue, which can fluctuate significantly between reporting periods, be excluded when making revenue comparisons.  Significantly higher fuel prices resulted in FSC revenues of $89.9 million during the current quarter, compared with $57.2 million in 2005.  This FSC revenue impacted our quarter to quarter comparison.  If FSC revenues were excluded from both periods, the increase of 2006 revenue over 2005 would have been 6%.  This increased level of revenue, excluding FSC, was primarily a result of rate increases, our capacity-management actions and a small increase in the size of our tractor fleet.

JBT segment revenue totaled $251 million for the first quarter of 2006, an increase of 8% over the $232 million in the first quarter of 2005.  If the amount of fuel surcharge revenue was excluded from both the 2006 and 2005 periods, segment revenue would have increased 4%.  This 4% increase in revenue was primarily a result of an approximate 2.7% increase in revenue per loaded mile, exclusive of fuel surcharges, and a small increase in the size of the tractor fleet.  Operating income of our JBT segment declined slightly during the first quarter of 2006 to $22.3 million from $24.4 million in 2005.  While the increase in revenue per loaded mile (excluding FSC) and size of the tractor fleet positively impacted revenue and operating income, higher costs including equipment ownership and maintenance, driver compensation and lower tractor utilization, more than offset these positive factors.  The operating ratio of the JBT segment rose to 91.1% in 2006 from 89.5% in 2005.

JBI segment revenue increased 13%, to $324 million during the first quarter of 2006, compared with $287 million in 2005.  If the amount of fuel surcharge revenue was excluded from both the 2006 and 2005 periods, the increase in JBI revenue would have been 8%.  This 8% increase in segment revenue was primarily a result of 3.3% higher revenue per loaded mile, exclusive of fuel surcharges, and a 5% increase in load volume.  Operating income of the JBI segment rose to $35.9 million in the first quarter of 2006 from $34.5 million in 2005, primarily due to the increase in revenue.  The operating ratio of the JBI segment was 88.9% in 2006 and 88.0% in 2005.

DCS segment revenue grew 8%, to $211 million in 2006, from $195 million in 2005.  If fuel surcharge revenue was excluded from both the 2006 and 2005 periods, the increase in DCS revenue would have been 5%.  This 5% increase in DCS segment revenue was driven by a 3.8% increase in net revenue per tractor, excluding fuel surcharges, and a 3.3% increase in miles per tractor, partly offset by a small decrease in the average size of the tractor fleet.  Operating income of our DCS segment rose to $22.8 million in 2006, from $20.1 million in 2005.  The DCS operating ratio was 89.2% in 2006 and

89.7% in 2005.  Improvements in operating income were driven by improved productivity, pricing and reduced workers’ compensation expenses.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31
	Dollar Amounts as a		Percentage Change
	Percentage of Total		of Dollar Amounts
	Operating Revenues		Between Quarters
	2006	2005	2006 vs. 2005
Total operating revenues	100.0%	100.0%	10.0%
Operating expenses
Salaries, wages and employee benefits	27.5%	28.3%	6.8%
Rents and purchased transportation	34.0	33.7	11.1
Fuel and fuel taxes	13.4	11.7	26.2
Depreciation and amortization	5.6	5.5	11.0
Operating supplies and expenses	4.5	4.5	10.3
Insurance and claims	1.6	1.7	6.0
Operating taxes and licenses	1.1	1.2	(5.2)
General and administrative expenses, net of gain or loss on asset dispositions	1.1	1.4	(11.9)
Communication and utilities	0.8	0.8	0.2
Total operating expenses	89.6	88.8	10.9
Operating income	10.4	11.2	2.8
Interest income	0.0	0.0	31.8
Interest expense	0.1	0.2	(42.8)
Equity in loss of associated companies	0.0	0.1	(31.0)
Earnings before income taxes	10.3	10.9	4.0
Income taxes	4.0	4.2	5.3
Net earnings	6.3%	6.7%	3.1%

Consolidated Operating Expenses

Total operating expenses increased 10.9%, while operating revenues rose 10.0% during the first quarter of 2006, over the comparable period of 2005.  The combination of the change in these two categories resulted in our operating ratio increasing 80 basis points to 89.6% in 2006, from 88.8% in 2005.  As previously mentioned, FSC revenue had a significant impact on these comparisons.  Excluding FSC revenue, our operating ratio was 88.2% for the first quarter of 2006 and 87.9% in 2005.  This represents an increase of only 30 basis points.  Operating income rose 2.8% in 2006 over the first quarter of 2005, and 2006 current quarter net earnings increased 3.1% over the comparable period of 2005.

Salaries, wages and employee benefit costs increased 6.8% in 2006 over 2005, but declined to 27.5% of revenue in 2006, from 28.3% in 2005.  While we continue to increase various levels of driver compensation as required to attract and retain quality drivers, we, to date, have been able to recover the majority of these higher costs through rate increases.  Rents and purchased transportation costs rose 11.1% in 2006, primarily due to additional funds paid to railroads and drayage companies, related to our JBI business growth, and to the expansion of our independent contractor fleet.

Fuel cost per gallon was approximately 22% higher in 2006, over 2005.  We have fuel surcharge programs in place with the majority of our customers that allow us to adjust charges relatively quickly when fuel costs change.  We were able to recover substantially all of our increased fuel costs experienced during the first quarter of 2006.  Slightly lower fuel miles per gallon in 2006 also contributed to our higher fuel expense.  Depreciation and amortization expense rose 11.0% in 2006, primarily due to increases in the size of the tractor and container fleets.  The 10.3% increase in operating supplies and expenses was partly due to increased maintenance and tire costs incurred relative to our aging tractor and trailing equipment fleets.

Insurance and claims costs were up 6.0% in 2006, primarily due to higher premium expenses.  We elected to reduce the self-insured portion of our casualty claims from $2 million in 2005 to $500,000 in 2006.  General and administrative expenses declined 11.9% in 2006, partly due to lower legal fees.  First quarter 2005 expense levels included legal fees associated with an arbitration proceeding that concluded in late 2005.  Gains and losses on asset dispositions are also classified in this expense category.  We experienced net gains of approximately $0.8 million in 2006, compared with $1.0 million in 2005.

Interest expense declined significantly in 2006, partly due to lower levels of debt and a lower effective interest rate associated with the accrued interest expense applicable to our proposed income tax assessment.  Our effective income tax rate was 39.0% in 2006 and 38.5% in 2005.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  The slightly higher effective income tax rate in 2006 reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $152 million during the first three months of 2006, compared with $55 million for the same period of 2005.  The unusually high level of cash provided by operating activities during the current quarter was partly due to significant reductions in accounts receivable.  We received funds from our insurance carrier related to casualty and workers’ compensation claims and also experienced an improvement in the aging of our accounts receivable from customers.  In addition, a change in 2006 accounts payable, relative to 2005, partly related to payments to revenue equipment vendors, favorably impacted current period cash provided by operating activities.  Net cash used in investing activities totaled $68 million in 2006, compared with $47 million in 2005.  This increase reflects additional purchases of new tractor and trailing equipment.  Net cash used in financing activities was $82 million in 2006, compared with $41 million.  We did not re-purchase any shares of our stock during the current quarter, however, we used nearly $77 million to reduce our debt levels and paid $12 million of dividends.

Selected Balance Sheet Data

	As of
	March 31, 2006	December 31, 2005	March 31, 2005
Working capital ratio	1.58	1.72	1.64

Current maturities of long-term debt (millions)	—	—	—

Total debt (millions)	$47	$124	$68

Total debt to equity	.06	.15	.08

Total debt as a ratio to total capital	.05	.13	.08

Liquidity

Our need for capital typically has resulted from the acquisition of revenue equipment required to support our growth and the replacement of older revenue equipment with new, late model equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have, during the past few years, obtained capital through secondary common stock offerings, revolving lines of credit and cash generated from operations.  We have also periodically utilized capital and operating leases to acquire revenue equipment.  We had no capital lease arrangements at March 31, 2006.  To date, none of our operating leases contain any guaranteed residual value clauses.

At March 31, 2006, we were authorized to borrow up to $200 million under an existing revolving line of credit and had a $47.4 million balance outstanding under that agreement.  This line of credit is supported by a credit agreement with a group of banks and expires in April 2010.  The applicable interest rate under our agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  The average interest rate on our outstanding borrowings at March 31, 2006 was 5.47%.

We believe that our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations
	As of March 31, 2006
	Amounts Due by Period
	(dollars in millions)
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years
Operating leases	$98	$54	$40	$2	$2
Revolving line of credit	47	—	—	47	—
Subtotal	$145	$54	$40	$49	$2
Commitments to acquire revenue equipment	220	220	—	—	—
Facilities	—	—	—	—	—
Total	$365	$274	$40	$49	$2

	Financing Commitments Expiring By Period
	As of March 31, 2006
	(dollars in millions)
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years
Revolving credit arrangements	$200	$—	$—	$200	$—
Standby letters of credit	26	26	—	—	—
Total	$226	$26	$—	$200	$—

Our net capital expenditures were $67 million during the first three months of 2006, compared with $37 million for the same period of 2005.  As mentioned above, the increased level of capital expenditures in 2006 was primarily for additional tractors and trailing equipment.  We are currently committed to spend approximately $220 million in 2006, net of $30 million of expected proceeds from sale or trade-in allowances, on revenue equipment and construction of new facilities.

Risk Factors

You should refer to Item 1A of our annual report (Form 10-K) for the year ended December 31, 2005, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

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

•      Difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

•      Ongoing insurance and claims expenses could significantly reduce our earnings.

•      The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions.

•      Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

•      We operate in a regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

•      Rapid changes in fuel costs can impact our periodic financial results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $47.4 million of debt outstanding at March 31, 2006, under our revolving line of credit.  The interest rate applicable to this agreement is based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a one percent increase in our applicable rate would reduce annual pretax earnings by $0.5 million.  We had no interest rate derivatives in place at March 31, 2006, to mitigate this risk.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2006.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of March 31, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

In addition, there were no changes in our internal control over financial reporting during our first quarter of 2006 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

Item 1A.         Risk Factors

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition of this report on Form 10-Q and in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.

Item 2.            Changes in Securities

None applicable.

Item 3.            Defaults Upon Senior Securities

None applicable.

Item 4.            Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 20, 2006.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  Our board of directors is divided into three classes, one of which stands for election each year.  Our Class I directors include Johnelle D. Hunt, Kirk Thompson, Leland E. Tollett and John A. White.  Our Class I directors were all re-elected in 2005, with terms expiring in 2008.  Our Class II directors include Thomas L. Hardeman, Coleman H. Peterson and James L. Robo.  All of our Class II directors were re-elected at the April 20, 2006 shareholders’ meeting for a term of three years.  Our Class III directors include John A. Cooper, Jr., Wayne Garrison and Bryan Hunt.  Our Class III directors will stand for re-election in 2007.  The vote tabulations regarding the election of our Class II directors at our April 20, 2006 annual shareholders’ meeting are indicated below.

		Votes
		For		Withheld
1.	To elect three (3) Class II directors for a term of three (3) years	138,182,655		2,538,268

		For	Against	Abstained	Non Votes
2.	To ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the next fiscal year	140,429,455	247,017	44,451	0

There was no solicitation in opposition to our nominees for Directors as listed in the proxy statement and no nominee received less than 98.2% percent of the shares voted.  No additional business or other matters came before the meeting or any adjournment thereof.

Item 5.            Other Information

We announced on April 20, 2006 that our Board of Directors declared the regular quarterly dividend of $0.08 per common share, payable on May 15, 2006, to stockholders of record on May 1, 2006.

Item 6.            Exhibits and Reports on Form 8-K

a)     Exhibits

See Index to Exhibits

b)    Reports on Form 8-K

On January 31, 2006 we filed a current report on Form 8-K announcing our financial results for the fourth quarter ended December 31, 2005.

On April 17, 2006 we filed a current report on Form 8-K announcing our financial results for the first quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 28th day of April, 2006.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration,
Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer

INDEX TO EXHIBITS

J.B. HUNT TRANSPORT SERVICES, INC.

Exhibit Number	Exhibit

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.