Form 10-Q
period 2006-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2006-07-31
CIK 728535

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

                                                                               Yes     ☐        No           ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2006 was 147,356,739.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q
For The Quarter Ended June 30, 2006
Table of Contents

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Operating revenues, excluding fuel surcharge revenues	$724,041	$686,758	$1,414,076	$1,338,758
Fuel surcharge revenues	114,213	72,448	204,078	129,626
Total operating revenues	838,254	759,206	1,618,154	1,468,384

Operating expenses
Salaries, wages and employee benefits	224,099	213,655	438,627	414,538
Rents and purchased transportation	283,540	253,299	549,127	492,375
Fuel and fuel taxes	115,202	89,507	219,784	172,377
Depreciation and amortization	44,520	40,109	88,050	79,341
Operating supplies and expenses	36,662	31,210	71,571	62,864
Insurance and claims	15,338	13,075	27,800	24,830
Operating taxes and licenses	8,677	9,330	17,092	18,216
General and administrative expenses, net of gains on asset dispositions	9,253	10,738	17,875	20,526
Communication and utilities	5,554	5,278	11,431	11,144
Total operating expenses	742,845	666,201	1,441,357	1,296,211
Operating income	95,409	93,005	176,797	172,173
Interest income	235	229	434	380
Interest expense	3,299	1,758	4,004	2,992
Equity in loss of associated company	1,634	1,284	2,221	2,135
Earnings before income taxes	90,711	90,192	171,006	167,426
Income taxes	35,377	35,561	66,692	65,296
Net earnings	$55,334	$54,631	$104,314	$102,130
Weighted average basic shares outstanding	150,678	158,387	152,355	159,539
Basic earnings per share	$0.37	$0.34	$0.68	$0.64
Weighted average diluted shares outstanding	154,619	163,483	156,422	164,940
Diluted earnings per share	$0.36	$0.33	$0.67	$0.62

Dividends declared per common share	$0.08	$0.06	$0.16	$0.12

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,210	$7,412
Accounts receivable	325,305	343,501
Prepaid expenses and other	85,676	123,777
Total current assets	420,191	474,690
Property and equipment	1,678,977	1,591,561
Less accumulated depreciation	571,844	537,502
Net property and equipment	1,107,133	1,054,059
Other assets	17,200	20,125
	$1,544,524	$1,548,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$40,000	$0
Trade accounts payable	176,994	162,749
Claims accruals	13,192	15,651
Accrued payroll	44,113	61,001
Other accrued expenses	8,129	9,198
Deferred income taxes	7,166	27,487
Total current liabilities	289,594	276,086
Borrowings under revolving lines of credit	177,000	124,000
Other long-term liabilities	55,186	45,834
Deferred income taxes	300,852	285,929
Stockholders’ equity	721,892	817,025
	$1,544,524	$1,548,874

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30
	2006	2005
Cash flows from operating activities:
Net earnings	$104,314	$102,130
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	88,050	79,341
Stock compensation expense	3,552	—
Gain on sale of revenue equipment	(1,281)	(1,853)
Deferred income taxes	(5,398)	435
Equity in loss of associated company	2,221	2,135
Tax benefit of stock options exercised	—	8,302
Changes in operating assets and liabilities:
Trade accounts receivable	18,196	(22,653)
Income tax receivable	—	12,838
Other assets	40,019	30,207
Trade accounts payable	14,244	(51,347)
Claims accruals	(2,459)	(821)
Accrued payroll and other accrued expenses	(12,156)	(27,490)
Net cash provided by operating activities	249,302	131,224
Cash flows from investing activities:
Additions to property and equipment	(173,396)	(131,352)
Proceeds from sale of equipment	33,553	47,243
Increase in other assets	(1,214)	(8,827)
Net cash used in investing activities	(141,057)	(92,936)
Cash flows from financing activities:
Proceeds from revolving lines of credit	93,000	67,300
Acquisition of treasury stock	(184,694)	(116,313)
Dividends paid	(24,552)	(19,233)
Tax benefit of stock options exercised	9,799	—
Net cash used in financing activities	(106,447)	(68,246)
Net increase (decrease) in cash and cash equivalents	1,798	(29,958)
Cash and cash equivalents at beginning of period	7,412	34,715
Cash and cash equivalents at end of period	$9,210	$4,757
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,160	$2,382
Income taxes	59,827	42,473

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

	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Net earnings	$55,334	$54,631	$104,314	$102,130
Weighted average basic shares outstanding	150,678	158,387	152,355	159,539
Dilutive effect of common stock equivalents	3,941	5,096	4,067	5,401
Weighted average diluted shares outstanding	154,619	163,483	156,422	164,940
Basic earnings per share	$0.37	$0.34	$0.68	$0.64
Diluted earnings per share	$0.36	$0.33	$0.67	$0.62

We had options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  A summary of those options follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Number of shares under option	13,000	1,446,000	13,000	25,000
Range of exercise price	$24.27 – $24.43	$20.29 – $24.43	$24.27 – $24.43	$21.51 – $24.43

3.         Recent Accounting Pronouncements

In June 2006, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact of this Interpretation on our financial statements.

4.         Share-Based Compensation

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

Our nonstatutory stock options may be granted to key employees for the purchase of JBHT common stock for 100% of the fair market value of the common stock at the grant date.  These options generally vest over a 10-year period and are forfeited if the employee terminates for any reason other than death, disability or retirement after age 55.  An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the exercise of an option.

We awarded 633,200 shares of restricted stock during 2005 and an additional 55,090 shares of restricted stock during the first six months of 2006.  These restricted shares have various vesting schedules ranging from five to ten years.  These restricted shares do not contain rights to vote or receive dividends until the vesting date.  Unvested restricted shares are forfeited if the employee terminates for any reason other than death or disability.

Prior to January 1, 2006, we accounted for our stock-based compensation using the intrinsic value method and in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  In accordance with this previous guidance, compensation expense related to stock option grants was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.  Under APB No. 25, we recognized the cost of restricted stock over the applicable vesting period.  As a result, we recognized approximately $0.5 million of expense during 2005 related to our unvested restricted stock.  However, prior to January 1, 2006, we did not record compensation expense related to unexercised stock options and provided pro forma disclosure amounts in our footnotes in accordance with Statement No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure.

Financial Accounting Standards Board (FASB) Statement No. 123, Share-Based Payment (revised 2004) required the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in our consolidated financial statements based on the grant date fair value of those awards.  In accordance with Statement No. 123R, this cost will be recognized over the period for which an employee is required to provide service in exchange for the award.  For awards outstanding as of January 1, 2006, Statement No. 123R required us to recognize compensation expense for the unvested portion of outstanding share-based payments based on the fair value of the award on the grant date.  It also required that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  We adopted Statement No. 123R, effective January 1, 2006, utilizing the modified prospective method, and, therefore, did not restate our prior-period results.

The following table includes the disclosures required by Statement No. 123R, and illustrates the pro forma impact on net earnings and earnings per share as if we had applied the fair value recognition provision of Statement No. 123R:

	Three Months	Six Months
	Ended June 30, 2005	Ended June 30, 2005
Net earnings as reported (in thousands)	$54,631	$102,130

Deduct:
Compensation cost using the fair value method, net of tax	1,261	2,522
Pro forma	$53,370	$99,608

Net earnings per share
As reported
Basic	$0.34	$0.64
Diluted	$0.33	$0.62

Pro Forma
Basic	$0.34	$0.62
Diluted	$0.33	$0.60

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated on the date of grant using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.  The following assumptions were utilized:

Three and Six Months Ended June 30, 2005
Risk-free interest rate	3.83%
Expected life	6.5 years
Volatility	54.8%
Expected dividend yield	1.25%

Our financial results for the six months ended June 30, 2006, were negatively impacted by the adoption of Statement 123R.  The requirement to account for share-based compensation under Statement No. 123R rather than APB Opinion No. 25, effective January 1, 2006, reduced our earnings as follows (in thousands, except per share amounts).

Six Months Ended June 30, 2006
Earnings before income taxes	$(2,703)
Net earnings	$(1,649)
Basic earnings per share	$(0.01)
Diluted earnings per share	$(0.01)

The following table summarizes the components of our stock-based compensation program expense (in thousands):

	Three MonthsEnded June 30		Six Months Ended June 30
	2006	2005	2006	2005
Stock options
Pre-tax compensation expense	$1,351	$0	$2,703	$0
Tax benefit	527	0	1,054	0
Stock option expense, net of tax	$824	$0	$1,649	$0
Restricted stock
Pre-tax compensation expense	$555	$0	$1,106	$0
Tax benefit	216	0	431	0
Restricted stock expense, net of tax	$339	$0	$675	$0

We did not award any stock options during the first six months of 2006.

Restricted shares were awarded during the three month and six month periods ended June 30, 2006 with the following values:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Number of shares awarded	15,340	55,090
Weighted average fair value	$24.55	$23.03
Aggregate total value	$376,730	$1,268,901

A summary of our nonstatutory options and restricted shares of common stock follows:

Stock Options

			Weighted Average	Remaining
		Average	Weighted Aggregate	Intrinsic
	Number	Exercise	Contractual Term	Value
	Of Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2005	10,826,539	$8.02	—	—
Granted	0	—	—	—
Exercised	(1,432,211)	4.95	—	—
Forfeited	(118,500)	8.54	—	—
Outstanding at June 30, 2006	9,275,828	$8.48	6.5	$152,381
Exercisable at June 30, 2006	1,623,982	$5.39	4.8	$31,693

Restricted Shares

		Weighted Average
	Number	Grant Date
	Of Shares	Fair Value
Unvested at December 31, 2005	633,200	$18.89
Granted	55,090	23.03
Vested	(13,119)	19.62
Forfeited	(9,660)	19.67
Unvested at June 30, 2006	665,511	$19.21

As of June 30, 2006, we had $21.4 million and $11.4 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining weighted average period of approximately 6.5 years for stock options and 10 years for restricted stock.

5.                          Debt

	(in thousands)
	June 30, 2006	December 31, 2005
Outstanding borrowings under revolving lines of credit	$217,000	$124,000
Less current maturities	40,000	0
	$177,000	$124,000

At June 30, 2006, we were authorized to borrow up to a total of $400 million under two different revolving lines of credit.  The first line of credit is supported by a credit agreement with a group of banks for a total amount of $200 million.  This line of credit is unsecured and matures on April 2010.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At June 30, 2006, we had $177 million outstanding at an average interest rate of 5.88% under this agreement.

Our second line of credit is a bridge loan with LaSalle Bank National Association which was discussed in an 8-K filing dated May 19, 2006.  This line of credit is expected to be cancelled during the third quarter of 2006 and replaced by a new accounts receivable securitization program with ABN AMRO, N.V.  The applicable interest rate for the bridge loan was the same as our first revolving line of credit.

At June 30, 2006, we had $40 million outstanding at an average interest rate of 5.71% under the Bridge Loan Agreement.  The new Accounts Receivable Securitization will be a revolving credit facility up to $200 million that is secured by our accounts receivable.  The applicable interest rate is the prevailing A1/P1 commercial paper rate in the market.

6.         Capital Stock

We announced on July 20, 2006, that our Board of Directors declared a regular quarterly dividend of $0.08 per common share, payable on August 18, 2006, to stockholders of record on August 2, 2006.

7.         Comprehensive Income

During the three and six months ended June 30, 2006 and 2005, comprehensive income was equal to net earnings.

8.         Income Taxes

Our effective income tax rate was 39.0% for the three and six month periods ended June 30, 2006, compared with 39.4% for the three months ended June 30, 2005 and 39.0% for the six months ended June 30, 2005.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  The 2006 effective income tax rate reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions.  In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 tax returns.  In December 2003, we received an IRS Notice of Proposed Assessment which disallowed the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter.  Based on events occurring subsequent to December 31, 2004, we have reversed all prior benefits taken on this transaction.  We have recorded a contingent liability of approximately $40.2 million (including accrued interest of $13.1 million) at June 30, 2006, as a component of other long-term liabilities on our balance sheet.  We are scheduled to have a conference with the IRS Appeals Division during the third quarter of this year.  If a resolution of the matter cannot be reached in the appeals process, the IRS will forward a 90-day letter, also known as a Notice of Deficiency. A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest, which we believe have been properly accrued on our balance sheet at June 30, 2006.  We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our then external public accountants and attorneys prior to entering into these transactions, and we continue to vigorously defend against the IRS position using all administrative and legal processes available.

9.         Legal Proceedings

We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or liquidity.

10.      Business Segments

We operated three distinct business segments during the three and six months ended June 30, 2006 and 2005.  These segments included: Intermodal (JBI), Dedicated Contract Services (DCS) and Truck (JBT).  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2005.  A summary of certain segment information is presented below (in millions):

	Assets *
	As of June 30
	2006	2005
JBI	$473	$386
DCS	412	345
JBT	482	416
Other (includes corporate)	178	319
Total	$1,545	$1,466

*             Business segment assets exclude the net impact of intercompany accounts.

	Operating Revenues
	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
JBI	$353	$309	$677	$596
DCS	232	209	443	403
JBT	259	246	509	478
Subtotal	844	764	1,629	1,477
Inter-segment eliminations	(6)	(5)	(11)	(9)
Total	$838	$759	$1,618	$1,468

	Operating Income
	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
JBI	$43.4	$38.5	$79.3	$73.0
DCS	25.9	27.0	48.8	47.1
JBT	25.6	27.1	47.8	51.5
Other (includes corporate)	0.5	0.4	0.9	0.6
Total	$95.4	$93.0	$176.8	$172.2

	Depreciation and Amortization Expense
	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
JBI	$8.3	$6.3	$15.8	$12.4
DCS	15.9	14.7	31.2	29.3
JBT	17.6	16.3	35.5	32.1
Other (includes corporate)	2.7	2.8	5.6	5.5
Total	$44.5	$40.1	$88.1	$79.3

11.      Reclassifications

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

GENERAL

We are one of the largest full-load and multi-modal transportation companies in North America.  We operate three distinct, but complementary, business segments and provide a wide range of general and specifically tailored freight and logistics services to our customers.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30.

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

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions and accidents and cargo claims.  Most insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  The amounts of self-insurance change from time to time based on certain measurement dates and policy expiration dates.  During 2005, we were self-insured for essentially $2 million per claim for personal injury and property damage and $1 million per claim for workers’ compensation.  Effective January 1, 2006, the self-insured portion of our claims exposure for personal injury, property damage and workers’ compensation was reduced to $500,000 per claim.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claim and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience.  In doing so, the recorded ultimate liability considers future claims growth and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.  At June 30, 2006, we had approximately $13.2 million of estimated claims payable.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At June 30, 2006, we had a prepaid insurance asset of approximately $49.0 million classified on our consolidated balance sheet in prepaid expenses and other, which represented pre-funded claims and premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers and trailers in connection with our business.  This equipment is generally purchased or may be acquired under capital or operating lease agreements.  In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements.  Revenue equipment which is purchased is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment.  We have not identified any impairments to our existing assets.

We have an agreement with our primary tractor supplier for guaranteed residual or trade-in values for certain new equipment.  We have utilized these guaranteed trade-in values as well as other operational information, such as anticipated annual miles, in accounting for depreciation expense.  If our tractor supplier were unable to perform under the terms of our agreement for guaranteed trade-in values, it could have a material negative impact on our financial results.  We had no revenue equipment under capital lease arrangements at June 30, 2006.

Revenue Recognition

We recognize revenue based on the relative transit time of the freight transported.  Accordingly, a portion of the total revenue which will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period.

Segments

We operated three segments during the three and six months ended June 30, 2006.  The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2005.

RESULTS OF OPERATIONS

Comparison of Second Quarter 2006 to Second Quarter 2005

Summary of Operating Segments Results
For The Three Months Ended June 30
(dollars in millions)

	Operating Revenues			Operating Income
	2006	2005	% Change	2006	2005
JBI	$353	$309	14%	$43.4	$38.5
DCS	232	209	11	25.9	27.0
JBT	259	246	5	25.6	27.1
Other	0	0	—	0.5	0.4
Subtotal	844	764	10%	95.4	93.0
Inter-segment eliminations	(6)	(5)	—	0.0	0.0
Total	$838	$759	10%	$95.4	$93.0

Overview

Our total consolidated operating revenues for the second quarter of 2006 were $838 million, an increase of approximately 10% over the $759 million in the second quarter of 2005.  Fuel surcharge (FSC) revenues had an impact on this comparison.  We identify and account separately for FSC revenue during each reporting period.  However, periodic changes in contract or tariff rates, such as a customer-requested change in the fuel cost per gallon base rate, can impact the comparison of FSC revenues between reporting periods.  Notwithstanding this issue of directly comparing FSC revenue, if the amount of FSC revenue was excluded from both the second quarter of 2006 and the comparable period of 2005, consolidated operating revenues would have increased by 5%.

JBI segment revenue increased 14%, to $353 million during the second quarter of 2006, compared with $309 million in 2005.  If the amount of FSC revenue was excluded from both the 2006 and 2005 periods, segment revenue would have increased 8%.  This 8% increase in segment revenue was primarily a result of a 5% increase in load volume and price improvements of just under 4%.  Operating income in the JBI segment rose to $43.4 million in 2006, from $38.5 million in 2005, primarily due to the increase in revenue.  Increases in rail purchased transportation costs are being recovered in higher rates as customer contract timing allows.

DCS segment revenue grew 11%, to $232 million in 2006, from $209 million in 2005.  If FSC revenues were excluded from both the 2006 and 2005 periods, the increase in DCS revenue would have been 7%.  This 7% increase in DCS segment revenue was driven by an approximate 4% increase in the active tractor count and a 3% rise in rates and revenue (excluding FSC) per truck.  Load volume in 2006 rose approximately 1%.  Operating income of our DCS segment declined to $25.9 million in 2006, from $27.0 million in 2005, partly due to start-up costs associated with growing the fleet.  This comparison was also negatively impacted by an approximate $2 million favorable accident settlement in 2005 and two unfavorable settlements in 2006, which approximated a total cost of $1.3 million.

JBT segment revenue totaled $259 million for the second quarter of 2006, an increase of 5% over the $246 million in the 2005.  If FSC revenues were excluded from both the 2006 and 2005 periods, segment revenue would have increased by approximately 1%.  The average number of tractors in the fleet declined nearly 2% during 2006 and load count decreased approximately 1%.  Rate increases approximated 4% on consistent freight from contract customers.  Segment operating income declined to $25.6 million in 2006, from $27.1 million in 2005.  Operating income in 2006 was reduced by lower tractor utilization and higher operating costs for driver compensation, revenue equipment ownership, maintenance, employee health care and claims.  The continuing shortage of qualified drivers resulted in the decline in tractor utilization, the reduction of the fleet size and higher driver pay costs.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30
	Dollar Amounts as a		Percentage Change
	Percentage of Total		of Dollar Amounts
	Operating Revenues		Between Quarters
	2006	2005	2006 vs. 2005
Total operating revenues	100.0%	100.0%	10.4%
Operating expenses
Salaries, wages and employee benefits	26.7%	28.1%	4.9%
Rents and purchased transportation	33.8	33.4	11.9
Fuel and fuel taxes	13.8	11.8	28.7
Depreciation and amortization	5.3	5.3	11.0
Operating supplies and expenses	4.4	4.1	17.5
Insurance and claims	1.8	1.7	17.3
Operating taxes and licenses	1.0	1.2	(7.0)

General and administrative expenses, net of gains on asset dispositions	1.1	1.4	(13.8)
Communication and utilities	0.7	0.7	5.2
Total operating expenses	88.6	87.7	11.5
Operating income	11.4	12.3	2.6
Net interest expense	0.4	0.2	100.4
Equity in loss of associated companies	0.2	0.2	27.3
Earnings before income taxes	10.8	11.9	0.6
Income taxes	4.2	4.7	(0.5)
Net earnings	6.6%	7.2%	1.3%

Consolidated Operating Expenses

Total operating expenses increased 11.5%, while operating revenues rose 10.4% during the second quarter of 2006, over the comparable period of 2005.  Notwithstanding the comments above regarding the comparability of FSC revenues between reporting periods, fuel costs and FSC revenues did have an impact on the comparison of revenues and costs between periods.  Operating income rose to $95.4 million during the second quarter of 2006, from $93.0 million in 2005.

Salaries, wages and employee benefit costs increased 4.9% in 2006 over 2005, but declined to 26.7% of revenue in 2006, from 28.1% in 2005.  While we continue to increase various levels of driver compensation as required to attract and retain quality drivers, we, to date, have been able to recover the majority of these higher costs through rate increases.  We did experience an approximate 46% increase in employee health costs during the current quarter that was well above our expectations and primarily related to an abnormal number of large claims.

Rents and purchased transportation costs rose 11.9% in 2006, primarily due to additional funds paid to railroads and drayage companies, related to our JBI business growth, our use of independent contractors and some increases in the volume of out-sourced freight.

Fuel cost per gallon was approximately 27% higher in 2006, over 2005.  We have fuel surcharge programs in place with the majority of our customers which allow us to adjust charges relatively quickly when fuel costs change.  We were able to recover substantially all of our increased fuel costs experienced during the second quarter of 2006.  Slightly lower fuel miles per gallon in 2006 also contributed to our higher fuel costs.  Depreciation and amortization expense increased 11.0% in 2006, primarily a result of expansion of our container and tractor fleets, as well as higher purchase prices for tractors.  The 17.5% increase in operating supplies and expenses was partly due to higher tractor maintenance, tire and driver recruiting costs.

Insurance and claims cost were up 17.3% in 2006, primarily due to higher premium expenses.  We elected to reduce the self-insured portion of our casualty claims from $2 million to $500,000 in 2006.  General and administrative expenses declined 13.8% in 2006, partly due to lower legal fees.  Second quarter 2005 expense levels included legal fees associated with an arbitration proceeding that concluded in late 2005.  Gains and losses on asset dispositions are also classified in this expense category.  We experienced net gains of approximately $0.5 million in 2006, compared with $0.8 million in 2005.

Net interest expense approximately doubled in 2006, primarily due to increased debt levels.  Total debt rose to $217 million at June 30, 2006, from $67 million at June 30, 2005.  Our higher debt levels were primarily a result of treasury stock repurchase activity and the acquisition of revenue equipment.  Our effective income tax rate was 39.0% in 2006 and 39.4% in 2005.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  The slightly lower effective income tax rate in 2006 reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

Summary of Operating Segments Results
For The Six Months Ended June 30
(dollars in millions)

	Operating Revenues			Operating Income
	2006	2005	% Change	2006	2005
JBI	$677	$596	14%	$79.3	$73.0
DCS	443	403	10	48.8	47.1
JBT	509	478	7	47.8	51.5
Other	0	0	—	0.9	0.6
Subtotal	1,629	1,477	10%	176.8	172.2
Inter-segment eliminations	(11)	(9)	—	0.0	0.0
Total	$1,618	$1,468	10%	$176.8	$172.2

Overview

Our total consolidated operating revenues for the first six months of 2006 were $1,618 million, an increase of approximately 10% over the $1,468 million for the comparable period of 2005.  FSC revenues had an impact on this comparison.  We identify and account separately for FSC revenue during each reporting period.  However, periodic changes in contract or tariff rates, such as a customer-requested change in the fuel cost per gallon base rate, can impact the comparison of FSC revenues between reporting periods.  Notwithstanding this issue of directly comparing FSC revenue, if the amount of FSC revenue was excluded from both the first six months of 2006 and the comparable period of 2005, consolidated operating revenues would have increased by 6%.

JBI segment revenue increased 14%, to $677 million during the first six months of 2006, compared with $596 million in 2005.  If the amount of FSC revenue was excluded from both the 2006 and 2005 periods, segment revenue would have increased 8%.  This 8% increase in segment revenue was primarily a result of a 5% increase in load volume and price improvements of approximately 3%.  Operating income in the JBI segment rose to $79.3 million, from $73.0 million in 2005, primarily due to the increase in revenue.  Increases in rail purchased transportation costs are being recovered in higher rates as customer contract timing allows.

DCS segment revenue grew 10%, to $443 million in 2006, from $403 million in 2005.  If FSC revenues were excluded from both the 2006 and 2005 periods, the increase in DCS revenue would have been 6%.  This 6% increase in DCS segment revenue was primarily driven by an approximate 5% increase in the size of the truck fleet.  Load volume in 2006 rose approximately 1%.  Operating income of our DCS segment rose to $48.8 million in 2006, from $47.1 million in 2005.

JBT segment revenue totaled $509 million for the first six months of 2006, an increase of 7% over the $478 million in the 2005.  If FSC revenues were excluded from both the 2006 and 2005 periods, segment revenue would have increased by approximately 2%.  The average number of tractors in the fleet was essentially the same in 2006 and 2005.  Rate increases approximated 3% on freight from consistent shippers.  Segment operating income declined to $47.8 million in 2006, from $51.5 million in 2005.  Operating income in 2006 was reduced by lower tractor utilization and higher operating costs for driver compensation, revenue equipment ownership, maintenance, employee health care and claims.  The continuing shortage of qualified drivers resulted in the decline in tractor utilization, the reduction of the fleet size and higher driver pay costs.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30
	Dollar Amounts as a		Percentage Change
	Percentage of Total		of Dollar Amounts
	Operating Revenues		Between Periods
	2006	2005	2006 vs. 2005
Total operating revenues	100.0%	100.0%	10.2%
Operating expenses
Salaries, wages and employee benefits	27.1%	28.2%	5.8%
Rents and purchased transportation	33.9	33.5	11.5
Fuel and fuel taxes	13.6	11.7	27.5
Depreciation and amortization	5.5	5.4	11.0
Operating supplies and expenses	4.4	4.3	13.9
Insurance and claims	1.7	1.7	12.0
Operating taxes and licenses	1.1	1.3	(6.2)
General and administrative expenses, net of gains on asset dispositions	1.1	1.4	(12.9)
Communication and utilities	0.7	0.8	2.6
Total operating expenses	89.1	88.3	11.2
Operating income	10.9	11.7	2.7
Net interest expense	0.3	0.2	36.7
Equity in loss of associated companies	0.1	0.1	4.0
Earnings before income taxes	10.5	11.4	2.1
Income taxes	4.1	4.4	2.1
Net earnings	6.4%	7.0%	2.1%

Consolidated Operating Expenses

Total operating expenses increased 11.2%, while operating revenues rose 10.2% during the first six months of 2006, over the comparable period of 2005.  Notwithstanding the comments above regarding the comparability of FSC revenues between reporting periods, fuel costs and FSC revenues did have an impact on the comparison of revenues and costs between periods.  Operating income rose to $176.8 million in 2006, from $172.2 million in 2005.

Salaries, wages and employee benefit costs increased 5.8% in 2006 over 2005, but declined to 27.1% of revenue in 2006, from 28.2% in 2005.  While we continue to increase various levels of driver compensation as required to attract and retain quality drivers, we, to date, have been able to recover the majority of these higher costs through rate increases.  We did experience an approximate 33% increase in employee health costs that was well above our expectations and primarily related to an abnormal number of large claims.

Rents and purchased transportation costs rose 11.5% in 2006, primarily due to additional funds paid to railroads and drayage companies, related to our JBI business growth, our use of independent contractors and some increases in the volume of out-sourced freight.

Fuel cost per gallon was approximately 24% higher in 2006, over 2005.  We have fuel surcharge programs in place with the majority of our customers which allow us to adjust charges relatively quickly when fuel costs change.  We were able to recover substantially all of our increased fuel costs experienced during the first six months of 2006.  Slightly lower fuel miles per gallon in 2006 also contributed to our higher fuel costs.  Depreciation and amortization expense increased 11.0% in 2006, primarily a result of expansion of our tractor and container fleets, as well as, higher purchase prices for tractors.  The 13.9% increase in operating supplies and expenses was partly due to higher tractor maintenance, tire and driver recruiting costs.

Insurance and claims cost were up 12.0% in 2006, primarily due to higher premium expenses.  We elected to reduce the self-insured portion of our casualty claims from $2 million to $500,000 in 2006.  General and administrative expenses declined 12.9% in 2006, partly due to lower legal fees.  Our 2005 expense levels included legal fees associated with an arbitration proceeding that concluded in late 2005.  Gains and losses on asset dispositions are also classified in this expense category.  We experienced net gains of approximately $1.3 million in 2006, compared with $1.9 million in 2005.

Net interest expense increased 36.7% in 2006, primarily due to increased debt levels.  Total debt rose to $217 million at June 30, 2006 from $67 million at June 30, 2005.  Our higher debt levels were primarily a result of treasury stock repurchase activity and the acquisition of revenue equipment.  Our effective income tax rate was 39.0% in 2006 and 2005.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities.  Net cash provided by operating activities totaled $249 million during the first six months of 2006, compared with $131 million for the same period of 2005.  The unusually high level of cash provided by operating activities during the current period was partly due to significant reductions in accounts receivable.  We received funds from our insurance carrier related to casualty and workers’ compensation claims and also experienced an improvement in the aging of our accounts receivable from customers.  In addition, the change in the 2006 accounts payable balance, relative to 2005, which partly related to payments to revenue equipment vendors, favorably impacted current period cash provided by operating activities.  Net cash used in investing activities totaled $141 million in 2006, compared with $93 million in 2005.  This increase reflects additional purchases of new tractor and trailing equipment.  Net cash used in financing activities was $106 million in 2006, compared with $68 million in 2005.  We had net purchases of $185 million of treasury stock during the first six months of 2006, compared with $116 million in 2005.  Our dividend payments totaled nearly $25 million in 2006, compared with $19 million in 2005.  Proceeds from financing activities came from our revolving lines of credit.

Selected Balance Sheet Data

	As of
	June 30, 2006	December 31, 2005	June 30, 2005
Working capital ratio	1.45	1.72	1.61
Current maturities of long-term debt (millions)	$40.0	—	—
Total debt (millions)	$217.0	$124.0	$67.3
Total debt to equity	.30	.15	.08
Total debt as a ratio to total capital	.23	.13	.07

Liquidity

Our need for capital has typically resulted from the acquisition of intermodal containers, trucks, tractors and trailers required to support our growth and the replacement of older equipment with new, late model equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and secondary common stock offerings.  We have also periodically utilized capital and operating leases to acquire revenue equipment.  We had no capital lease arrangements at June 30, 2006.  To date, none of our operating leases contain any guaranteed residual value clauses.

At June 30, 2006, we were authorized to borrow up to a total of $400 million under two different revolving lines of credit.  The first line of credit is supported by a credit agreement with a group of banks for a total amount of $200 million.  This line of credit is unsecured and matures on April 2010.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At June 30, 2006, we had $177 million outstanding at an average interest rate of 5.88% under this agreement.

Our second line of credit is a bridge loan with LaSalle Bank National Association which was discussed in an 8-K filing dated May 19, 2006.  This line of credit is expected to be cancelled during the third quarter of 2006 and replaced by a new accounts receivable securitization program with ABN AMRO, N.V.  The applicable interest rate for the bridge loan was the same as our first revolving line of credit.  At June 30, 2006, we had $40 million outstanding at an average interest rate of 5.71% under the Bridge Loan Agreement.  The new Accounts Receivable Securitization will be a revolving credit facility up to $200 million that is secured by our accounts receivable.  The applicable interest rate is the prevailing A1/P1 commercial paper rate in the market.

We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations
	As of June 30, 2006
	Amounts Due by Period
	(dollars in millions)
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years
Operating leases	$82	$47	$32	$2	$1
Revolving lines of credit	217	40	0	177	0
Subtotal	$299	$87	$32	$179	$1
Commitments to acquire revenue equipment	159	159	0	0	0
Total	$458	$246	$32	$179	$1

	Financing Commitments Expiring By Period
	As of June 30, 2006
	(dollars in millions)
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years
Revolving credit arrangements	$400	$200	$0	$200	$0
Standby letters of credit	24	24	0	0	0
Total	$424	$224	$0	$200	$0

Our net capital expenditures were approximately $140 million during the first six months of 2006, compared with $84 million for the same period of 2005.  As mentioned above, the increased level of capital expenditures in 2006 was primarily for additional intermodal containers, trucks, tractors and trailing equipment.  We are currently committed to spend approximately $159 million during the remainder of 2006, net of $25 million of expected proceeds from sale or trade-in allowances, on revenue equipment.

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

•                  Our truck business operates in a highly competitive and fragmented industry.  Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

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

•                  The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions.  If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $60 million, including interest.  We believe that our accrued liability for this tax matter is properly reflected on our balance sheet at June 30, 2006.

•                  Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

•                  We operate in a regulated industry and increased direct and indirect costs of compliance with existing or future regulations could have a material adverse effect on our business.

•                  Rapid changes in fuel costs can impact our periodic financial results.

Recent Accounting Pronouncements

In June 2006, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact of this Interpretation on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $217 million of debt outstanding at June 30, 2006, under our revolving lines of credit.  The interest rate applicable to these arrangements is based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a one percent increase in our applicable rate would reduce annual pretax earnings by $2.2 million.  We had no interest rate derivatives in place at June 30, 2006, to mitigate this risk.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2006.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of June 30, 2006, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of June 30, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

In addition, there were no changes in our internal control over financial reporting during our first six months of 2006 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

Item 2.          Changes in Securities

Purchases of Equity Securities

The following table summarizes our purchases of treasury stock during the six months ended June 30, 2006:

			Total Number of	Maximum Dollar Amount
	Number of	Average Price	Shares Purchased	of Shares That May
	Common Shares	Paid Per	as Part of a Publicly	Yet Be Purchased
Period	Purchased	Common Share	Announced Plan	Under the Plan
April 2006	1,898,447	$23.86	1,898,447	$315,468,726
May 2006	4,253,300	24.60	4,253,300	$210,832,106
June 2006	1,688,000	24.04	1,688,000	$170,248,764
Total	7,839,747	$24.30	7,839,747	$170,248,764

Item 3.          Defaults Upon Senior Securities

None applicable.

Item 4.          Submission of Matters to a Vote of Security Holders

None applicable.

Item 5.          Other Information

We announced on July 20, 2006, that our Board of Directors declared a regular quarterly dividend of $0.08 per common share, payable on August 18, 2006, to stockholders of record on August 2, 2006.

Item 6.          Exhibits and Reports on Form 8-K

a)             Exhibits

See Index to Exhibits

b)            Reports on Form 8-K

On May 19, 2006, we filed a current report on Form 8-K announcing that we had executed a new, $200 million short term revolving credit facility.

On July 18, 2006 we filed a current report on Form 8-K announcing our financial results for the second quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 31st day of July, 2006.

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