Form 10-Q
period 2006-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2006-10-31
CIK 728535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2006 was 144,292,469.

J.B. HUNT TRANSPORT SERVICES, INC

Form 10-Q
For The Quarter Ended September 30, 2006
Table of Contents

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Operating revenues, excluding fuel surcharge revenues	$734,139	$710,936	$2,148,215	$2,049,694
Fuel surcharge revenues	124,126	90,204	328,204	219,830
Total operating revenues	858,265	801,140	2,476,419	2,269,524
Operating expenses
Salaries, wages and employee benefits	229,668	218,487	668,295	633,025
Rents and purchased transportation	288,096	265,951	837,225	758,326
Fuel and fuel taxes	119,663	104,234	339,446	276,612
Depreciation and amortization	45,812	41,108	133,862	120,448
Operating supplies and expenses	37,028	35,535	108,599	98,399
Insurance and claims	14,325	14,117	42,125	38,947
Operating taxes and licenses	8,829	9,178	25,921	27,393
General and administrative expenses, net of gains on asset dispositions	8,482	15,943	26,356	36,470
Communication and utilities	5,873	5,684	17,304	16,828
Arbritation settlement	0	25,801	0	25,801
Total operating expenses	757,776	736,038	2,199,133	2,032,249
Operating income	100,489	65,102	277,286	237,275
Interest income	219	179	654	559
Interest expense	5,375	1,567	9,380	4,559
Equity in loss of associated company	523	856	2,744	2,991
Earnings before income taxes	94,810	62,858	265,816	230,284
Income taxes	36,976	23,015	103,668	88,311
Net earnings	$57,834	$39,843	$162,148	$141,973

Weighted average basic shares outstanding	145,262	156,710	149,965	158,586
Basic earnings per share	$0.40	$0.25	$1.08	$0.90
Weighted average diluted shares outstanding	148,680	161,174	153,816	163,674
Diluted earnings per share	$0.39	$0.25	$1.05	$0.87
Dividends declared per common share	$0.08	$0.06	$0.24	$0.18

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$18,076	$7,412
Accounts receivable, net	343,473	343,501
Prepaid expenses and other	77,747	123,777
Total current assets	439,296	474,690
Property and equipment	1,856,699	1,591,561
Less accumulated depreciation	600,596	537,502
Net property and equipment	1,256,103	1,054,059
Other assets	15,411	20,125
	$1,710,810	$1,548,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$214,000	$0
Trade accounts payable	177,251	162,749
Claims accruals	19,629	15,651
Accrued payroll	52,320	61,001
Other accrued expenses	9,062	9,198
Deferred income taxes	6,034	27,487
Total current liabilities	478,296	276,086

Long-term debt	166,000	124,000
Other long-term liabilities	58,103	45,834
Deferred income taxes	305,301	285,929
Stockholders’ equity	703,110	817,025
	1,710,810	$1,548,874

See accompanying notes to condensed consolidated financial statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)
(unaudited)

	Nine Months Ended September 30
	2006	2005
Cash flows from operating activities:
Net earnings	$162,148	$141,973
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	133,862	120,448
Stock compensation expense	4,881	0
Gain on sale of revenue equipment	(1,713)	(2,016)
Deferred income taxes	(2,081)	(3,205)
Equity in loss of associated company	2,744	2,991
Tax benefit of stock options exercised	0	10,578
Changes in operating assets and liabilities:
Trade accounts receivable	28	(40,826)
Income tax receivable	0	12,838
Other assets	48,268	38,259
Trade accounts payable	14,502	15,140
Claims accruals	3,978	(502)
Accrued payroll and other accrued expenses	(1,429)	(16,727)
Net cash provided by operating activities	365,188	278,951
Cash flows from investing activities:
Additions to property and equipment	(377,122)	(199,180)
Proceeds from sale of equipment	42,930	57,965
Increase in other assets	(269)	(8,933)
Net cash used in investing activities	(334,461)	(150,148)
Cash flows from financing activities:
Net proceeds from revolving lines of credit	156,000	75,700
Issuance of long-term debt	100,000	0
Acquisition of treasury stock	(250,661)	(195,916)
Dividends paid	(36,177)	(28,687)
Tax benefit of stock options exercised	10,775	0
Net cash used in financing activities	(20,063)	(148,903)
Net increase (decrease) in cash and cash equivalents	10,664	(20,100)
Cash and cash equivalents at beginning of period	7,412	23,838
Cash and cash equivalents at end of period	$18,076	$3,738
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,605	$3,918
Income taxes	91,584	68,100

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

2.         Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of options or unvested restricted shares exercised or converted their holdings into common stock. Outstanding stock options and unvested restricted shares represent the dilutive effects on weighted average shares. The table below presents a reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share. All amounts in the table, except per share amounts, are expressed in thousands.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net earnings	$57,834	$39,843	$162,148	$141,973
Weighted average basic shares outstanding	145,262	156,710	149,965	158,586
Dilutive effect of common stock equivalents	3,418	4,464	3,851	5,088
Weighted average diluted shares outstanding	148,680	161,174	153,816	163,674
Basic earnings per share	$0.40	$0.25	$1.08	$0.90
Diluted earnings per share	$0.39	$0.25	$1.05	$0.87

We had options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the option price was greater than the average market price of the common shares. A summary of those options follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2006		2005		2006		2005
Number of shares under option	35,000		1,461,000		13,000		35,000
Range of exercise price	$21.25 - $24.4	3	$19.55 - $24.4	3	$24.27 - $24.4	3	$21.25 - $24.4	3

3.         Recent Accounting Pronouncements

In June 2006, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return, and provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of this Interpretation on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 on our financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the impact of SAB 108 on our financial statements.

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

Our nonstatutory stock options may be granted to key employees for the purchase of JBHT common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vest over a 10-year period and are forfeited if the employee terminates for any reason other than death, disability or retirement after age 55. An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the exercise of an option.

We awarded 633,200 shares of restricted stock during 2005 and an additional 76,680 shares of restricted stock during the first nine months of 2006. These restricted shares have various vesting schedules ranging from five to ten years. These restricted shares do not contain rights to vote or receive dividends until the vesting date. Unvested restricted shares are forfeited if the employee terminates for any reason other than death or disability.

Prior to January 1, 2006, we accounted for our stock-based compensation using the intrinsic value method and in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. In accordance with this previous guidance, compensation expense related to stock option grants was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Under APB No. 25, we recognized the cost of restricted stock over the applicable vesting period. As a result, we recognized approximately $0.5 million of expense during 2005 related to our restricted stock. However, prior to January 1, 2006, we did not record compensation expense related to unexercised stock options and provided pro forma disclosure amounts in our footnotes in accordance with Statement No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure.

Financial Accounting Standards Board Statements of Financial Accounting Standards No. 123, Share-Based Payment (revised 2004) (“SFAS 123R”) required the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in our consolidated financial statements based on the grant date fair value of those awards. In accordance with SFAS 123R, this cost will be recognized over the period for which an employee is required to provide service in exchange for the award. For awards outstanding as of January 1, 2006, SFAS 123R required us to recognize compensation expense for the unvested portion of outstanding share-based payments based on the fair value of the award on the grant date. It also required that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow. We adopted SFAS 123R, effective January 1, 2006, utilizing the modified prospective method, and, therefore, did not restate our prior-period results.

The following table includes the disclosures required by SFAS 123R, and illustrates the pro forma impact on net earnings and earnings per share as if we had applied the fair value recognition provision of SFAS 123R:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net earnings as reported (in thousands)	$39,843	$141,973

Deduct:
Compensation cost using the fair value method, net of tax	1,215	3,544
Pro forma	$38,628	$138,429

Net earnings per share
As reported
Basic	$0.25	$0.90
Diluted	$0.25	$0.87
Pro Forma
Basic	$0.25	$0.87
Diluted	$0.24	$0.85

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated on the date of grant using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized:

Three and Nine Months Ended September 30, 2005
Risk-free interest rate	4.26%
Expected life	6.4 years
Volatility	54.5%
Expected dividend yield	1.26%

Our financial results for the nine months ended September 30, 2006, were negatively impacted by the adoption of SFAS 123R. The requirement to account for share-based compensation under SFAS 123R rather than APB Opinion No. 25, effective January 1, 2006, reduced our earnings as follows (in thousands, except per share amounts).

Nine Months Ended September 30, 2006
Earnings before income taxes	($4,054)
Net earnings	($2,473)
Basic earnings per share	($0.02)
Diluted earnings per share	($0.02)

The following table summarizes the components of our stock-based compensation program expense (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Stock options
Pre-tax compensation expense	$1,351	$0	$4,054	$0
Tax benefit	527	0	1,581	0
Stock option expense, net of tax	$824	$0	$2,473	$0
Restricted stock
Pre-tax compensation expense	$379	$0	$1,485	$0
Tax benefit	148	0	579	0
Restricted stock expense, net of tax	$231	$0	$906	$0

We did not award any stock options during the first nine months of 2006.

Restricted shares were awarded during the three and nine month periods ended September 30, 2006 with the following values:

	Three Months Ended	Nine months Ended
	September 30, 2006	September 30, 2006
Number of shares awarded	21,590	76,680
Weighted average fair value	$18.66	$20.47
Aggregate total value	$402,887	$1,569,896

A summary of our nonstatutory options and restricted shares of common stock follows:

Stock Options

		Average	Weighted Average Remaining	Remaining Intrinsic
	Number	Exercise	Contractual Term	Value
	Of Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2005	10,821,139	$8.02	—	—
Granted	0	—	—-	—
Exercised	(1,602,736)	4.92	—	—-
Forfeited	(156,500)	8.20	—	—
Outstanding at September 30, 2006	9,061,903	$8.56	6.3	$77,592
Exercisable at September 30, 2006	1,454,657	$5.48	4.6	$7,966

Restricted Shares

		Weighted Average
	Number	Grant Date
	Of Shares	Fair Value
Unvested at December 31, 2005	633,200	$18.89
Granted	76,680	21.36
Vested	(13,119)	19.62
Forfeited	(11,060)	19.55
Unvested at September 30, 2006	685,701	$19.14

As of September 30, 2006, we had $20.1 million and $10.4 million of total unrecognized compensation expense related to stock options and restricted stock, respectively, that is expected to be recognized over the remaining weighted average period of approximately 6.3 years for stock options and 8.6 years for restricted stock.

5.                          Debt

	(in thousands)
	September 30, 2006	December 31, 2005
Revolving lines of credit	$280,000	$124,000
Term loan	100,000	0
Less current maturities	(214,000)	0
	$166,000	$124,000

Revolving Lines of Credit

At September 30, 2006, we were authorized to borrow up to a total of $400 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $200 million. This line of credit is unsecured and matures on April 2010. The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating. At September 30, 2006, we had $80 million outstanding at an average interest rate of 5.78% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with ABN AMRO, N.V. with a revolving credit facility up to $200 million. This facility is secured by our accounts receivable and matures on July 30, 2007. The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market. At September 30, 2006, we had $200 million outstanding at an average interest rate of 5.56% under this agreement.

Term Loan

In connection with the purchase of used, dry-van trailers, we entered into a term loan and credit agreement (the “facility”) arranged by Sun Trust Bank. This new $100 million facility is collateralized by a security interest in the trailing equipment. This facility matures on September 29, 2009 and our borrowing costs are based on three-month LIBOR plus an applicable margin. We are required to make periodic minimum principal payments. A $3.5 million principal payment is due December 29, 2006, with additional $3.5 million principal payments due every three months thereafter through June 29, 2009. This facility requires us to maintain certain covenants and financial ratios. We were in compliance with these covenants and financial ratios at September 30, 2006.

6.         Derivative Financial Instruments

We recognize derivatives on the balance sheet at fair value in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). We document all relationships between derivative instrument and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively.

On September 29, 2006, we entered into an agreement to swap the variable rate on our $100 million term loan and credit facility for a fixed 5.85% interest rate. This interest rate swap effectively converts the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The swap expires September 29, 2009, when the related term loan is due. The derivative is designated as a hedge of the variability of cash flows to be paid related to the term loan and meets the required criteria of a cash flow hedge under the provisions of SFAS 133. Accordingly, changes in the fair value of the derivative are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings to the extent the derivative is effective in offsetting gains and losses of changes in the fair value of the hedged item. The ineffective portion of gains and losses, if any, is recorded in current earnings through interest expense. At September 30, 2006, the change in the fair value of the swap was not material.

7.         Capital Stock

We announced on October 26, 2006, that our Board of Directors declared a regular quarterly dividend of $0.08 per common share, payable on November 28, 2006, to stockholders of record on November 7, 2006.

On April 21, 2005, our Board of Directors authorized the purchase of up to $500 million of our common stock over a five year period. At October 31, 2006, $103.4 million was available under the authorized plan.

8.         Comprehensive Income

During the three and nine months ended September 30, 2006 and 2005, comprehensive income was equal to net earnings.

9.         Income Taxes

Our effective income tax rate was 39.0% for the three and nine month periods ended September 30, 2006, compared with 36.6% for the three months ended September 30, 2005 and 38.3% for the nine months ended September 30, 2005. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits. The 2006 effective income tax rate reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions. In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million. This transaction was examined by the IRS in an audit of our 1998 and 1999 tax returns. In December 2003, we received an IRS Notice of Proposed Assessment which disallowed the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter. Based on events occurring subsequent to December 31, 2004, we have reversed all prior benefits taken on this transaction. We have recorded a contingent liability of approximately $41.6 million (including accrued interest of $14.6 million) at September 30, 2006, as a component of other long-term liabilities on our balance sheet. We have held conferences with the IRS Appeals Division, however no resolution of the matter has been reached. If a resolution cannot ultimately be reached in the appeals process, the IRS will forward a 90-day letter, also known as a Notice of Deficiency. A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals. If we are unsuccessful in defending this transaction, we could owe additional taxes and interest, which we believe have been properly accrued on our balance sheet at September 30, 2006. We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our then external public accountants and attorneys prior to entering into these transactions, and we continue to vigorously defend against the IRS position using all administrative and legal processes available.

10.      Legal Proceedings

We are involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or liquidity.

11.      Business Segments

We operated three distinct business segments during the three and nine months ended September 30, 2006 and 2005. These segments included: Intermodal (JBI), Dedicated Contract Services (DCS) and Truck (JBT). The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2005. A summary of certain segment information is presented below (in millions):

	Assets*
	As of September 30
	2006	2005
JBI	$505	$405
DCS	425	335
JBT	606	431
Other (includes corporate)	175	319
Total	$1,711	$1,490

*                    Business segment assets exclude the net impact of intercompany transactions and accounts.

	Operating Revenues
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005
JBI	$366	$328	$1,043	$925
DCS	239	219	682	622
JBT	259	258	768	737
Subtotal	864	805	2,493	2,284
Inter-segment eliminations	(6)	(4)	(17)	(14)
Total	$858	$801	$2,476	$2,270

	Operating Income
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005
JBI	$46.4	$13.3	$125.6	$86.4
DCS	30.8	24.4	79.6	71.5
JBT	24.1	27.1	72.0	78.6
Other (includes corporate)	(0.8)	0.3	0.1	0.8
Total	$100.5	$65.1	$277.3	$237.3

	Depreciation and Amortization Expense
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
JBI	$8.9	$6.6	$24.7	$19.0
DCS	16.4	14.9	47.6	44.2
JBT	17.7	16.8	53.2	48.9
Other (includes corporate)	2.8	2.8	8.4	8.3
Total	$45.8	$41.1	$133.9	$120.4

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should refer to the attached interim condensed consolidated financial statements and related notes and also to our annual report (Form 10-K) for the year ended December 31, 2005 as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during the months of August through early November. You should also refer to Item 1A of our annual report (Form 10-K) for the year ended December 31, 2005, for additional information on risk factors and other events that are not within our control. Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the Securities and Exchange Commission.

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

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claim and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience. In doing so, the recorded ultimate liability considers future claims growth and provides an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment. At September 30, 2006, we had approximately $19.6 million of estimated claims payable. In addition, we are required to pay certain advanced deposits and monthly premiums. At September 30, 2006, we had a prepaid insurance asset of approximately $43.7 million classified on our consolidated balance sheet in prepaid expenses and other, which represented pre-funded claims and premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers and trailers in connection with our business. This equipment is generally purchased or may be acquired under capital or operating lease agreements. In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements. Revenue equipment which is purchased is depreciated using the straight-line method over the estimated useful life down to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairments to our existing assets.

We have an agreement with our primary tractor supplier for guaranteed residual or trade-in values for certain new equipment. We have utilized these guaranteed trade-in values as well as other operational information, such as anticipated annual miles, in accounting for depreciation expense. If our tractor supplier were unable to perform under the terms of our agreement for guaranteed trade-in values, it could have a material negative impact on our financial results. We had no revenue equipment under capital lease arrangements at September 30, 2006.

Revenue Recognition

We recognize revenue based on the relative transit time of the freight transported. Accordingly, a portion of the total revenue which will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period.

Segments

We operated three segments during the three and nine months ended September 30, 2006. The operation of each of these businesses is described in footnote (11) of our annual report (Form 10-K) for the year ended December 31, 2005.

RESULTS OF OPERATIONS

Comparison of Third Quarter 2006 to Third Quarter 2005

Summary of Operating Segments Results
For The Three Months Ended September 30
(dollars in millions)

	Operating Revenues			Operating Income
	2006	2005	% Change	2006	2005
JBI	$366	$328	12%	$46.4	$13.3
DCS	239	219	9	30.8	24.4
JBT	259	258	—	24.1	27.1
Other	0	0	—	(0.8)	0.3
Subtotal	864	805	7%	100.5	65.1
Inter-segment eliminations	(6)	(4)	50%	0.0	0.0
Total	$858	$801	7%	$100.5	$65.1

Overview

Our total consolidated operating revenues for the third quarter of 2006 were $858 million, an increase of approximately 7% over the $801 million in the third quarter of 2005.  Fuel surcharge (FSC) revenues had an impact on this comparison.  We identify and account separately for FSC revenue during each reporting period.  However, periodic changes in contract or tariff rates, such as a customer-requested change in the fuel cost per gallon base rate, can impact the comparison of FSC revenues between reporting periods.  Notwithstanding the complexity of directly comparing FSC revenue, if the amount of FSC revenue was excluded from both the third quarter of 2006 and the comparable period of 2005, consolidated operating revenues would have increased by 3%.

JBI segment revenue increased 12%, to $366 million during the third quarter of 2006, compared with $328 million in 2005.  If the amount of FSC revenue was excluded from both the 2006 and 2005 periods, segment revenue would have increased 7%.  This 7% increase in segment revenue was primarily a result of a 4% increase in load volume and price improvements of approximately 4%.  As previously announced, segment operating income for the third quarter of 2005 was reduced by a $25.8 million pretax charge related to an arbitration settlement.  JBI operating income rose to $46.4 million in 2006, from $39.1 million, excluding the pre-tax arbitration settlement charge of $25.8 million, in 2005.  The increase was primarily related to revenue growth.

DCS segment revenue grew 9%, to $239 million in 2006, from $219 million in 2005.  If FSC revenues were excluded from both the 2006 and 2005 periods, the increase in DCS revenue would have been 6%.  This 6% increase in DCS segment revenue was primarily due to an approximate 5% increase in the average tractor count.  Load volume in 2006 rose approximately 2%.  The increase in DCS operating income to $30.8 million in 2006, from $24.4 million in 2005, was partly the result of several new accounts emerging from start-up status.  In addition, revenue per truck per week rose more than 4% in the current quarter.

JBT segment revenue totaled $259 million for the third quarter of 2006, an increase of less than 1% over the $258 million in the 2005.  If FSC revenues were excluded from both the 2006 and 2005 periods, segment revenue would have decreased by approximately 3%.  The average number of tractors in the fleet decreased by 2% during 2006 and load count decreased less than 1%.  Rate increases approximated 3.5% on consistent freight from contract customers.  Segment operating income decreased to $24.1 million in 2006, from $27.1 million in 2005.  The decline in the third quarter 2006 operating income was partly a result of softer demand in the current quarter and difficult comparisons related to storm relief volume during the comparable period in 2005.  Current period operating income was also reduced by lower tractor utilization, increases in driver compensation and higher employee health care costs.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30
	Dollar Amounts as a		Percentage Change
	Percentage of Total		of Dollar Amounts
	Operating Revenues		Between Quarters
	2006	2005	2006 vs. 2005
Total operating revenues	100.0%	100.0%	7.1%
Operating expenses
Salaries, wages and employee benefits	26.8%	27.3%	5.1%
Rents and purchased transportation	33.6	33.2	8.3
Fuel and fuel taxes	13.9	13.0	14.8
Depreciation and amortization	5.3	5.1	11.4
Operating supplies and expenses	4.3	4.4	4.2
Insurance and claims	1.7	1.8	1.5
Operating taxes and licenses	1.0	1.2	(3.8)
General and administrative expenses, net of gains on asset dispositions	1.0	2.0	(46.8)
Communication and utilities	0.7	0.7	3.3
Arbitration settlement	0.0	3.2	(100.0)
Total operating expenses	88.3	91.9	3.0
Operating income	11.7	8.1	54.4
Net interest expense	0.6	0.2	271.5
Equity in loss of associated company	0.1	0.1	(38.9)
Earnings before income taxes	11.0	7.8	50.8
Income taxes	4.3	2.8	60.7
Net earnings	6.7%	5.0%	45.2%

Consolidated Operating Expenses

Total operating expenses increased 3.0%, while operating revenues increased 7.1% during the third quarter of 2006, over the comparable period of 2005. As previously mentioned, changes in fuel costs and FSC revenues have an impact on the comparison of revenues and costs between reporting periods. Operating income rose to $100.5 million during the third quarter of 2006, from $65.1 million in 2005.

Salaries, wages and employee benefit costs increased 5.1% in 2006 over 2005, but decreased to 26.8% of revenue in 2006, from 27.3% in 2005. While we continue to increase various levels of driver compensation as required to attract and retain quality drivers, we, to date, have been able to recover the majority of these higher costs through rate increases. We did experience an approximate 44% increase in employee health costs during the current quarter that was well above our expectations and primarily related to an abnormal number of large claims.

Rents and purchased transportation costs rose 8.3% in 2006, primarily due to additional funds paid to railroads related to our JBI business growth, our use of independent contractors and some increases in the volume of outsourced freight.

Fuel costs were 14.8% higher in 2006, over 2005. We have fuel surcharge programs in place with the majority of our customers which allow us to adjust charges relatively quickly when fuel costs change. We were able to recover substantially all of our increased fuel costs experienced during the third quarter of 2006. Slightly lower fuel miles per gallon in 2006 also contributed to our higher fuel costs. Depreciation and amortization expense increased 11.4% in 2006, primarily a result of expansion of our container, trailer and tractor fleets, as well as higher purchase prices for tractors. The 4.2% increase in operating supplies and expenses was partly due to higher tractor maintenance, tire and driver recruiting costs.

Insurance and claims were essentially flat between 2006 and 2005, as a result of increases due to higher premium expenses, partly offset by decreases due to lower claims. We elected to reduce the self-insured portion of our casualty claims from $2 million in 2005, to $500,000, effective January 1, 2006. General and administrative expenses declined 46.8%. As previously announced, we made a gift of approximately $5.6 million to the University of Arkansas during the third quarter of 2005. We also reduced our driver advertising expense during the current quarter. Gains and losses on asset dispositions are also classified in this expense category. We experienced net gains of approximately $0.4 million in 2006, compared with $0.2 million in 2005.

Net interest expense increased significantly in 2006, primarily due to increased debt levels. Total debt increased to $380 million at September 30, 2006, from $76 million at September 30, 2005. Our higher debt levels were primarily a result of treasury stock repurchase activity and the acquisition of revenue equipment. Our effective income tax rate was 39% in 2006 and 36.6% in 2005. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits. The slightly higher effective income tax rate in 2006 reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

Summary of Operating Segments Results
For The Nine Months Ended September 30
(dollars in millions)

	Operating Revenues			Operating Income
	2006	2005	% Change	2006	2005
JBI	$1,043	$925	13%	$125.6	$86.4
DCS	682	622	10	79.6	71.5
JBT	768	737	5	72.0	78.6
Other	0	0	—	0.1	0.8
Subtotal	2,493	2,284	9%	277.3	237.3
Inter-segment eliminations	(17)	(14)	21	—	—
Total	$2,476	$2,270	9%	$277.3	$237.3

Overview

Our total consolidated operating revenues for the first nine months of 2006 were $2,476 million, an increase of approximately 9% over the $2,270 million for the comparable period of 2005. FSC revenues had an impact on this comparison. We identify and account separately for FSC revenue during each reporting period. However, periodic changes in contract or tariff rates, such as a customer-requested change in the fuel cost per gallon base rate, can impact the comparison of FSC revenues between reporting periods. Notwithstanding the complexity of directly comparing FSC revenue, if the amount of FSC revenue was excluded from both the first nine months of 2006 and the comparable period of 2005, consolidated operating revenues would have increased by 5%.

JBI segment revenue increased 13%, to $1,043 million during the first nine months of 2006, compared with $925 million in 2005. If the amount of FSC revenue was excluded from both the 2006 and

2005 periods, segment revenue would have increased 8%. This 8% increase in segment revenue was primarily a result of a 5% increase in load volume and price improvements of approximately 4%. Operating income in the JBI segment rose to $125.6 million, from $112.2 million, excluding the pre-tax arbitration settlement charges in 2005 of $25.8 million, primarily due to the increase in revenue.

DCS segment revenue grew 10%, to $682 million in 2006, from $622 million in 2005. If FSC revenues were excluded from both the 2006 and 2005 periods, the increase in DCS revenue would have been 6%. This 6% increase in DCS segment revenue was primarily driven by an approximate 2% increase in the size of the average truck fleet. Load volume in 2006 rose approximately 1%. Operating income of our DCS segment rose to $79.6 million in 2006, from $71.5 million in 2005.

JBT segment revenue totaled $768 million for the first nine months of 2006, an increase of 4% over the $737 million in the 2005. If FSC revenues were excluded from both the 2006 and 2005 periods, segment revenue would have increased by approximately 1%. The average number of tractors in the fleet declined approximately 1% from 2005 to 2006. Rate increases approximated 3% on consistent freight from contract customers. Segment operating income declined to $72 million in 2006, from $78.6 million in 2005. Operating income in 2006 was reduced by lower tractor utilization and higher operating costs for driver compensation, revenue equipment ownership, maintenance, employee health care and claims. The continuing shortage of qualified drivers resulted in the decline in tractor utilization, the reduction of the fleet size and higher driver pay costs.

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30
	Dollar Amounts as a		Percentage Change
	Percentage of Total		of Dollar Amounts
	Operating Revenues		Between Periods
	2006	2005	2006 vs. 2005
Total operating revenues	100.0%	100.0%	9.1%
Operating expenses
Salaries, wages and employee benefits	27.0%	27.9%	5.6%
Rents and purchased transportation	33.8	33.4	10.4
Fuel and fuel taxes	13.7	12.2	22.7
Depreciation and amortization	5.4	5.3	11.1
Operating supplies and expenses	4.4	4.3	10.4
Insurance and claims	1.7	1.7	8.2
Operating taxes and licenses	1.0	1.2	(5.4)
General and administrative expenses, net of gains on asset dispositions	1.1	1.6	(27.7)
Communication and utilities	0.7	0.8	2.8
Arbitration settlement	0.0	1.1	(100.0)
Total operating expenses	88.8	89.5	8.2
Operating income	11.2	10.5	16.9
Net interest expense	0.4	0.2	118.2
Equity in loss of associated company	0.1	0.1	(8.3)
Earnings before income taxes	10.7	10.2	15.4
Income taxes	4.2	3.9	17.4
Net earnings	6.5%	6.3%	14.2%

Consolidated Operating Expenses

Total operating expenses increased 8.2%, while operating revenues rose 9.1% during the first nine months of 2006, over the comparable period of 2005. Notwithstanding the comments above regarding the comparability of FSC revenues between reporting periods, fuel costs and FSC revenues did have an impact on the comparison of revenues and costs between periods. Operating income rose to $277.3 million in 2006, from $237.3 million in 2005.

Salaries, wages and employee benefit costs increased 5.6% in 2006 over 2005, but decreased to 27.0% of revenue in 2006, from 27.9% in 2005. While we continue to increase various levels of driver compensation as required to attract and retain quality drivers, we, to date, have been able to recover the majority of these higher costs through rate increases. We did experience an approximate 37% increase in employee health costs that was well above our expectations and primarily related to an abnormal number of large claims.

Rents and purchased transportation costs increased 10.4% in 2006, primarily due to additional funds paid to railroads related to our JBI business growth, our use of independent contractors and some increases in the volume of out-sourced freight.

Fuel costs were 22.7% higher in 2006, over 2005. We have fuel surcharge programs in place with the majority of our customers which allow us to adjust charges relatively quickly when fuel costs change. We were able to recover substantially all of our increased fuel costs experienced during the first nine months of 2006. Slightly lower fuel miles per gallon in 2006 also contributed to our higher fuel costs. Depreciation and amortization expense increased 11.1% in 2006, primarily a result of expansion of our tractor and container fleets, as well as, higher purchase prices for tractors. The 10.4% increase in operating supplies and expenses was primarily due to higher tractor maintenance, tire and driver recruiting costs.

Insurance and claims cost were up 8.2% in 2006, primarily due to higher premium expenses. We elected to reduce the self-insured portion of our casualty claims from $2 million to $500,000 in 2006. General and administrative expenses declined 27.7%. As previously mentioned, our 2005 general and administrative expenses included an approximate $5.6 million gift to the University of Arkansas. In addition, certain legal fees associated with an arbitration proceeding were incurred during the first nine months of 2005. Gains and losses on asset dispositions are also classified in this expense category. The decrease in general and administrative expenses is partially offset by a decrease in net gains on asset dispositions. We experienced net gains of approximately $1.7 million in 2006, compared with $2.0 million in 2005.

Net interest expense increased 118.2% in 2006, primarily due to increased debt levels. Total debt rose to $380 million at September 30, 2006 from $76 million at September 30, 2005. Our higher debt levels were primarily a result of treasury stock repurchase activity and the acquisition of revenue equipment. Our effective income tax rate was 39.0% in 2006 and 38.3% in 2005. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.

The equity in loss of associated company item on our consolidated statement of earnings reflects our share of the operating results for Transplace, Inc. (TPI).

Liquidity and Capital Resources

Cash Flow

We typically generate significant amounts of cash from operating activities. Net cash provided by operating activities totaled $365 million during the first nine months of 2006, compared with $279 million for the same period of 2005. Our higher level of net earnings, after consideration of adjustments for non-cash items such as depreciation and amortization, relative to 2005, positively impacted net cash provided by operating activities by approximately $34 million. Our continued focus on cash management resulted in improved collections of accounts receivable, compared with 2005. Additionally, we received funds from our insurance carrier related to the settlement of certain casualty and workers’ compensation claims. Net cash used in investing activities totaled $334 million in 2006, compared with $150 million in 2005. This increase reflects additional purchases of new tractor and trailing equipment. Net cash used in financing activities was $20 million in 2006, compared with $149 million in 2005. We had net purchases of $251 million of treasury stock during the first nine months of 2006, compared with $196 million in 2005. Our dividend payments totaled nearly $36 million in 2006, compared with $29 million in 2005. Increase in cash used in financing activities was offset by proceeds from our revolving lines of credit and the term loan facility.

Selected Balance Sheet Data

	As of
	September 30, 2006	December 31, 2005	September 30, 2005
Working capital ratio	.92	1.72	1.36
Current maturities of long-term debt (millions)	$214.0	0	0
Total debt (millions)	$380.0	$124.0	$75.7
Total debt to equity	.54	.15	.10
Total debt as a ratio to total capital	.35	.13	.09

Liquidity

Our need for capital has typically resulted from the acquisition of intermodal containers, trucks, tractors and trailers required to support our growth and the replacement of older equipment with new, late model equipment. We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions. We have, during the past few years, obtained capital through cash generated from operations and revolving lines of credit. We have also periodically utilized capital and operating leases to acquire revenue equipment. We had no capital lease arrangements at September 30, 2006. To date, none of our operating leases contain any guaranteed residual value clauses.

At September 30, 2006, we were authorized to borrow up to a total of $400 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $200 million. This line of credit is unsecured and matures on April 2010. The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating. At September 30, 2006, we had $80 million outstanding at an average interest rate of 5.78% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with ABN AMRO, N.V. with a revolving credit facility up to $200 million. This facility is secured by our accounts receivable and matures on July 30, 2007. The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market plus a margin based on our level of borrowing and commercial paper dealer fees. At September 30, 2006, we had $200 million outstanding at an average interest rate of 5.56% under this agreement.

The $200 million bridge loan with LaSalle Bank National Association, which was discussed in an 8-K filing dated May 19, 2006, was cancelled during the third quarter. The balance outstanding of $82.9 million was paid off with the proceeds from the Accounts Receivable Securitization.

On September 29, 2006, we purchased approximately $101.5 million of used, dry-van trailers which was discussed in an 8-K filing dated October 5, 2006. In connection with the purchase of these trailers, we entered into a term loan and credit agreement (the “facility”) arranged by Sun Trust Bank. This new $100 million facility is collateralized by a security interest in the trailing equipment. This facility matures on September 29, 2009 and our borrowing costs are based on three-month LIBOR plus an applicable margin. On September 29, 2006, we entered into an interest rate swap that effectively converts the variable rate to a fixed rate of 5.85%. We are required to make periodic minimum principal payments. A $3.5 million principal payment is due December 29, 2006, with additional $3.5 million principal payments due every three months thereafter through June 29, 2009. This facility requires us to maintain certain covenants and financial ratios. We were in compliance with these covenants and financial ratios at September 30, 2006.

We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. Decreases in our working capital ratio were primarily driven by our increases in debt issuances to purchase revenue equipment and our common stock.

	Contractual Cash Obligations As of September 30, 2006 Amounts Due by Period (dollars in millions)
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years
Operating leases	$51	$30	$19	$1	$1
Term loan	100	14	86	0	0
Revolving lines of credit	280	200	0	80	0
Subtotal	$431	$244	$105	$81	$1
Commitments to acquire revenue equipment	230	230	0	0	0
Total	$661	$474	$105	$81	$1

	Financing Commitments Expiring By Period
	As of September 30, 2006
	(dollars in millions)
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years
Revolving credit arrangements	$280	$200	$0	$80	$0
Term loan	100	14	86	0	0
Standby letters of credit	24	24	0	0	0
Total	$404	$238	$86	$80	$0

Our net capital expenditures were approximately $334 million during the first nine months of 2006, compared with $141 million for the same period of 2005. As mentioned above, the increased level of capital expenditures in 2006 was primarily for additional intermodal containers, trucks, tractors and trailing equipment. We are currently committed to spend approximately $124 million during the remainder of 2006, net of $30 million of expected proceeds from sale or trade-in allowances, on revenue equipment.

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

•                  The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions. If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $60 million, including interest. We believe that our accrued liability for this tax matter is properly reflected on our balance sheet at September 30, 2006.

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

Recent Accounting Pronouncements

In June 2006, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return, and provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of this Interpretation on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 on our financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the impact of SAB 108 on our financial statements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $380 million of debt outstanding at September 30, 2006, under our revolving lines of credit and term loan facility. The interest rate applicable to these arrangements is based on either the prime rate or LIBOR plus an applicable margin. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our current level of borrowing, a one percent increase in our applicable rate would reduce annual pretax earnings by $2.8 million. On September 29, 2006, we entered into an interest rate swap agreement to effectively convert the $100 million variable rate term loan credit facility to a fixed rate basis, thus reducing the impact of interest rate charges on future interest expense.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2006. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2006, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.                    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

In addition, there were no changes in our internal control over financial reporting during our first nine months of 2006 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

Item 2.                          Changes in Securities

                                                               Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended September 30, 2006:

	Number	Average	Total Number of	Maximum Dollar Amount
	of Common	Price Paid	Shares Purchased	of Shares That May
	Shares	Per Common	as Part of a Publicly	Yet Be Purchased
Period	Purchased	Share	Announced Plan (1)	Under the Plan
July 1 through July 31, 2006	2,230,000	21.14	2,230,000	$123,097,435
August 1 through August 31 2006	874,800	19.95	874,800	$105,645,529
September 1 through September 30, 2006	116,900	19.45	116,900	$103,371,487
Total	3,221,700	$20.76	3,221,700	$103,371,487

(1)             On April 21, 2005, our Board of Directors authorized the purchase of up to $500 million of our common stock over a five year period.

Item 3.          Defaults Upon Senior Securities

None applicable.

Item 4.                          Submission of Matters to a Vote of Security Holders

None applicable.

Item 5.                          Other Information

We announced on October 26, 2006, that our Board of Directors declared a regular quarterly dividend of $0.08 per common share, payable on November 28, 2006, to stockholders of record on November 7, 2006.

Item 6.                          Exhibits and Reports on Form 8-K

a)                                      Exhibits

See Index to Exhibits

b)                                     Reports on Form 8-K

On August 4, 2006, we filed a current report on Form 8-K announcing that we had executed a new, $200 million accounts receivable securitization facility.

On August 4, 2006, we filed a current report on Form 8-K announcing the resignation of a member of our Board of Directors.

On August 22, 2006, we filed a current report on Form 8-K announcing the death of a member of our Board of Directors.

On August 29, 2006, we filed a current report on Form 8-K announcing the election of a new member to our Board of Directors.

On October 5, 2006, we filed a current report on Form 8-K announcing a trailer equipment purchase and that we had executed a new, $100 million term loan and credit agreement.

On October 13, 2006, we filed a current report on Form 8-K announcing our financial results for the third quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 31st day of October, 2006.

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