Form 10-K
period 2006-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2007-02-28
CIK 728535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

0-11757

Commission file number

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

615 J.B. Hunt Corporate Drive	72745-0130
Lowell, Arkansas	(ZIP code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (479) 820-0000

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

The aggregate market value of 102,751,752 shares of the registrant’s $.01 par value common stock held by non-affiliates as of June 30, 2006, was $2.6 billion (based upon $24.91 per share).

As of February 23, 2007, the number of outstanding shares of the registrant’s common stock was 142,889,138.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of the Stockholders, to be held May 2, 2007, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Calendar Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS

This report, including documents which are incorporated by reference, and other documents which we file periodically with the Securities and Exchange Commission (SEC), contains statements that may be considered to be “forward-looking statements.”  Such statements relate to our predictions concerning future events or operations and are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution.  These statements are based on our belief or interpretation of information currently available.  Stockholders and prospective investors are cautioned that actual results and future events may differ materially from the forward-looking statements as a result of many factors.  Some of the factors and events that are not within our control and that could have a material impact on future operating results include:  general economic and business conditions, competition and competitive rate fluctuations, cost and availability of diesel fuel, ability to attract and retain qualified drivers, a loss of one or more major customers, interference with or termination of our relationships with certain railroads, insurance costs and availability, claims expense, retention of key employees, terrorist attacks or actions, acts of war, adverse weather conditions, new or different environmental or other laws and regulations, increased costs for new revenue equipment or decreases in the value of used equipment and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.

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

PART I

ITEM 1.   BUSINESS

OVERVIEW

We are one of the largest surface transportation companies in North America.  J.B. Hunt Transport Services, Inc. is a publicly held holding company that, together with our wholly owned subsidiaries and associated companies, provides a wide range of transportation services to a diverse group of customers throughout the continental United States, Canada and Mexico.  Unless otherwise indicated by the context, “we,” “us,” “our” and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries.  We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983.  Our service offerings include transportation of full-load freight, which we directly transport in multi-modal arrangements utilizing our company-owned revenue equipment and company drivers, independent contractors, or third parties.  This full-load freight may be transported entirely by truck over roads and highways, or may be moved, in part, by rail.  We have arrangements with most of the major North American rail carriers to transport freight in containers and trailers.  We also provide customized freight movement, revenue equipment, labor and systems services that are tailored to meet individual customers’ requirements and typically involve long-term contracts.  These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment and network design.  We also provide integrated capacity and comprehensive transportation services and solutions by utilizing a network of thousands of reliable third-party carriers.  While these unrelated outside carriers at times supplement our dry van, full-load operations, they also provide flatbed, refrigerated, less-than-truckload and other specialized equipment, drivers and services.  In addition, we have a 37% ownership interest in a global transportation logistics company, Transplace, Inc. (TPI).  TPI is co-owned by five large transportation companies and provides supplemental sales, management and freight-movement services through arrangements with a large number of common carriers.

Our business operations are primarily organized through three distinct, but complementary, business segments.  These segments include intermodal (JBI), dedicated contract services (DCS), and full-load dry-van (JBT).  Our business is somewhat seasonal with slightly higher freight volumes typically experienced during the months of August through early November.  Our DCS segment is subject to less seasonal variation than our JBI and JBT segments.  For the calendar year ended December 31, 2006, our consolidated revenue totaled $3.3 billion, after the elimination of inter-segment business.  Of the total, $1.4 billion, or 42%, was generated by our JBI business segment.  Our JBT segment generated $1.0 billion, or 30%, of total revenue and DCS represented $915 million, or 28%.

Additional general information about us is available from our Internet website at www.jbhunt.com.  We make a number of reports and other information available free of charge on our website, including our annual report on Form 10-K, our proxy statement and our earnings releases.  Our website also contains corporate governance guidelines, our code of ethics, our whistleblower policy, committee charters for our Board of Directors and other corporate policies.

OUR MISSION AND STRATEGY

We forge long-term partnerships with key customers that include supply-chain management as an integral part of their strategy.  Working in concert, we drive out cost, add value and function as an extension of our customers’ enterprise.  We believe that our operating strategy can add value to customers and increase our profits and returns to stockholders.

RECENT FOCUS

During the past several years, we have taken significant steps to re-establish a primary focus on the profitability of our three business segments.  In each segment we have implemented capacity management decision making processes that result in the deployment of our assets where we believe they will generate more profit.  We continually focus on replacing less-profitable freight with higher-margin freight and lanes.  Selective pricing actions and ensuring that we properly charge for all services provided have also been areas of major focus.

In addition, a continuing shortage of qualified drivers and fundamental changes in shipper supply-chain transportation logistics have resulted in the conversion of freight from traditional random truckload to intermodal and dedicated operations.  We continue to ingrain safety into our corporate culture and conduct all of our operations as safely as possible.

OPERATING SEGMENTS

Segment information is included in Note 13 to our Consolidated Financial Statements.

JBI Segment

The transportation service offerings of our JBI segment utilize arrangements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada and Mexico.  Our JBI segment began operations in 1989 with a unique partnership with the former Santa Fe Railway (now the BNSF Railway Company), a watershed event in the industry and the first agreement that linked major rail and truckload carriers in a joint marketing environment.  Essentially, JBI draws on the intermodal (also known as “container on flatcar”) services of rail carriers for the underlying linehaul movement of its equipment and performs the pickups and deliveries (“drayage”) for customers at the origin and destination rail terminal locations. We may directly provide the drayage service at either the origin or destination rail ramp utilizing our company-owned tractors, or we may purchase these services from third parties.  JBI provides seamless coordination of the rail and over-the-road transport movements for our customers and delivers a single billing for the complete door-to-door service.

Our intermodal program has grown from 20 loads in late 1989 to nearly 630,000 in 2006.  JBI operates 27,622 company-controlled containers systemwide.  The entire fleet comprises 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality.  JBI also manages a fleet of 1,551 company-owned tractors and 1,946 company drivers in support of intermodal operations.  We also began utilizing independent contractors (ICs) in our intermodal segment during 2005.  We had 23 ICs operating in our JBI business segment at December 31, 2006.  At December 31, 2006, the total JBI employee count was 2,189, including the 1,946 drivers.  Revenue for the JBI segment in calendar year 2006 was $1.43 billion, compared with $1.28 billion in 2005.  As previously announced, an arbitration process with the BNSF Railway Company (BNI) was concluded during the third quarter of 2005.  In accordance with the settlement terms, we paid BNI $25.8 million in the third quarter of 2005.  In addition, this settlement also resulted in higher rail purchase transportation expenses effective October 1, 2005.  Normal commercial business activity continued with BNI during the approximate 15-month arbitration process, and normal business operations have continued since the final settlement.

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

DCS operations focus on delivering recognizable customer value through best-in-class service, cost control and guaranteed dedicated capacity.  DCS utilizes a proprietary methodology known as Customer Value Delivery® (CVD) to create, measure and communicate value generated for each customer.  DCS leverages the JBHT freight network to reposition equipment near outbound domiciles, thereby reducing inefficient empty miles and system cost.  DCS also frequently finds synergy in shared resources with the JBT and JBI segments, including terminals, drivers, maintenance shops, bulk fuel locations and trailer pools providing further economies of scale.  DCS revenue for calendar year 2006 was $915 million, compared with $844 million in 2005.  In early 2004, we began utilizing ICs in the DCS segment and at December 31, 2006, we had 122 ICs operating in the DCS segment.  At December 31, 2006, the DCS segment operated 5,177 company-controlled and 59 customer-owned tractors and employed 6,242 people, 5,496 of whom were drivers.

JBT Segment

Our primary transportation service offerings classified in this segment include full-load, dry-van freight, which is predominantly transported utilizing company-controlled tractors operating over roads and highways.  We pick up our freight at the dock or specified location of the shipper and transport the load directly to the location of the consignee.  Most of our loads are transported entirely by our company-owned tractors and employee drivers, or by independent contractors who agree to transport freight in our trailers.  We also assign freight to be handled by third-party motor carriers other than ICs.  This type of freight movement typically results in our billing the customer for all applicable freight charges and, in turn, paying the third party for their portion of the transportation services provided.  This type of service usually results in our recognition of revenue for the entire billing and the payment to the third-party being classified as purchased transportation expense.

We operate under the approval of certain Canadian authorities, allowing us to transport freight to and from all points in the continental United States to Quebec, British Columbia and Ontario.  We have authorization to operate directly in substantially all the Canadian provinces, but to date we have served limited points in Canada, primarily through interchange operations with Canadian motor carriers.  In late 2000, we began utilizing ICs in the JBT segment and at December 31, 2006, we had 962 ICs operating in the JBT segment, some of whom were leasing company-controlled tractors.  JBT revenue for calendar year 2006 was $1.01 billion, compared with $1.02 billion in 2005.  At December 31, 2006, the JBT segment operated 4,232 company-owned tractors and employed 5,916 people, 4,981 of whom were drivers.  A portion of our JBT segment non-driver employees provide freight solicitation, order entry and other operational support services to our other two segments.  We record inter-segment credits and charges to properly reflect these inter-segment support services.

Logistics Business and Associated Company

Effective July 1, 2000, we contributed an existing logistics segment business to a newly formed company, Transplace, Inc. (TPI).  TPI provides supplemental logistics sales and management support and also has arrangements with approximately 2,700 motor carriers to provide capacity to transport freight.  Our share of TPI’s financial results is included on a one-line, non-operating item included on our Consolidated Statements of Earnings entitled “equity in loss of associated company.”

Operations in Mexico

We have provided transportation services to and from Mexico since 1989.  These services typically involve equipment interchange operations with various Mexican motor carriers.  As previously reported, we sold a joint venture interest with a Mexican transportation company in 2002.  We received all remaining funds due in connection with this sale during 2005.  This transaction did not significantly impact our earnings.  We continue to provide transportation services to and from Mexico primarily by utilizing the services of a variety of Mexican carriers.

Marketing and Operations

We transport, or arrange for the transportation of, a wide range of freight, including forest and paper products, building materials, general merchandise, food and beverages, chemicals and automotive parts.  Our customer base is extremely diverse and includes a large number of Fortune 500 companies.  Our ability to offer multiple services, utilizing our three business segments and a full complement of logistics services through third parties, represents a competitive advantage.  We provide a broad range of transportation services to larger shippers that seek to use a limited number of “core” carriers.  Our largest customer in 2006 was Wal-Mart Stores, Inc., which accounted for approximately 14% of our total revenue.

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

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people.  As of December 31, 2006, we had approximately 17,150 employees, including 12,423 company drivers, 1,175 mechanics and 3,548 office personnel.  We also had arrangements with 1,107 ICs to transport freight in our trailing equipment.  None of our employees is represented by unions or covered by collective bargaining agreements.

Our industry has periodically had a difficult time attracting and retaining enough qualified truck drivers.  It is also common for the driver turnover rate of individual carriers to exceed 100%.  It has been our practice during the past few years to compensate our drivers at an above-average level in order to attract a higher caliber of experience and minimize turnover.  During 2006 and 2005, we increased company driver and IC compensation in order to attract and retain an adequate supply of qualified drivers.  While we have not, to date, experienced significant operational disruptions due to driver shortages, we expect the costs to recruit, train and retain company drivers and ICs will continue to rise in the foreseeable future.

Revenue Equipment

As of December 31, 2006, we operated 10,961 company-owned tractors.  In addition, our 1,107 ICs operate their own tractors, but transport freight in our trailing equipment.  We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets.  Based on our customers’ preferences and the actual business application, our DCS fleet is more diversified.  We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers and lowers maintenance expense.  At December 31, 2006, the average age of our combined tractor fleet was 2.2 years, our trailers averaged 5.7 years of age and our containers averaged 6.5 years.  We perform routine servicing and preventive maintenance of our equipment at most of our regional terminal facilities.

Our JBI segment utilizes high-cube containers, which can be separated from the chassis and double-stacked on rail cars.  We are currently in the process of expanding our container fleet and reconditioning our chassis fleet.  The composition of our DCS trailing fleet varies with specific customer requirements and may include dry-vans, flatbeds, temperature-controlled, curtain-side vans, straight trucks and dump trailers.  We typically operate newer revenue equipment in our JBT segment to minimize downtime and maximize utilization.

Effective with model-year 2007 tractors, the EPA has mandated lower emission standards for newly manufactured heavy-duty tractor engines.  We are planning our new equipment purchases to accommodate these new standards but allow adequate testing of the new engines.  The 2007 EPA-compliant engines will be equipped with a particulate trap and will require more costly ultra-low-sulfur diesel (ULSD) fuel.  The EPA estimates that ULSD fuel will cost approximately $.04 to $.05 more per gallon.  In 2006, we began testing the 2007 model-year engines in a group of our tractors.  We are unable at this time to determine the increase in acquisition and operating costs of these new 2007 EPA-compliant engines.

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

Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control.  These factors include significant increases or rapid fluctuations in fuel prices, excess capacity in the trucking industry, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels, interference with or termination of our relationships with certain railroads, terrorist attacks or actions, acts of war, adverse weather conditions, increased costs for new revenue equipment or decreases in the value of used equipment, surpluses in the market for used equipment, and difficulty in attracting and retaining qualified drivers and independent contractors.

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

Some of these factors include:

•                  We compete with many other transportation carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers and railroads, some of which have more equipment and greater capital resources than we do.

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

For the calendar year ended December 31, 2006, our top 10 customers, based on revenue, accounted for approximately 40% of our revenue.  Our largest customer is Wal-Mart Stores, Inc., which accounted for approximately 14% of our total revenue in 2006.  Our JBT and JBI segments typically do not have long-term contracts with their customers.  While our DCS segment business may involve a written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or that they will continue at the same levels.  A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

We depend on third parties in the operation of our business.

Our JBI business segment utilizes railroads in the performance of its transportation services.  These services are provided pursuant to contractual relationships with the railroads.  While we have agreements with various Class I railroads, the majority of our business travels on the Burlington Northern Santa Fe and the Norfolk Southern Railroad.  The inability to utilize one or more of these railroads could have a material adverse effect on our business and operating results.  We also utilize the services of a number of third-party dray carriers to perform a significant number of our origin and destination pickups and deliveries.  In addition, a portion of the freight we deliver is imported to the United States through ports of call that are subject to labor union contracts.

Difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

Periodically, the trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including ICs.  A shortage of qualified company drivers and ICs has proven to be particularly severe during the past few years.  In spite of continued increases in driver compensation and recruiting costs, the industry is currently experiencing a shortage of drivers.  If we are unable to continue attracting an adequate number of drivers or contract with enough independent contractors, we could be required to significantly increase our driver compensation package or let trucks sit idle, which could adversely affect our growth and profitability.

Ongoing insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings.  During 2005, we self-insured a portion of our claims exposure resulting from cargo loss, personal injury, property damage and health claims for amounts up to the first $2 million for auto accidents and $1 million for workers’ compensation.  During 2006, the self-insured portion of our claims exposure for all claims was reduced to $500,000.  If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected.  The self-insured portion of our claims will also be $500,000 during 2007.  We purchase insurance coverage for the amounts above which we are self-insured.  Insurance carriers have recently raised premiums for most trucking companies.  As a result, our insurance and claims expenses could increase when our current coverage expires.  If these expenses increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions.

As previously disclosed, the Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions, which we entered into in 1999.  Based on events occurring subsequent to December 31, 2004, we established a reserve for a contingent tax liability of $33.6 million at December 31, 2004.  The liability for this contingency, which includes estimated interest, is included on our Consolidated Balance Sheet at December 31, 2006, as a long-term liability.  We have accrued approximately $3.0 million of interest expense during 2006 related to this contingency.  We continue to believe our tax positions comply with applicable tax law for which we received advice and opinions from our then external public accountants and attorneys prior to entering into these transactions, and we continue to vigorously defend against the IRS position using all administrative and legal processes available.  If the IRS were successful in disallowing 100% of the tax benefit from this transaction, the total ultimate impact on liquidity could be approximately $44 million, excluding interest.

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

Effective with model-year 2007 tractors, the EPA has mandated lower emission standards for newly manufactured heavy-duty tractor engines.  We are planning our new equipment purchases to accommodate these new standards but also to allow adequate time for testing of the new engines. In 2006, we began testing the 2007 model-year engines in a group of our tractors.  We are unable to predict the impact these new standards will have on our future operations and business results.

Rapid changes in fuel costs could impact our periodic financial results.

Fuel and fuel taxes currently represent our third-largest general expense category.  During the past several years, fuel cost per gallon has varied significantly, with prices at times changing as much as $0.20 to $0.25 per gallon between consecutive months.  We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs.  Most of these programs automatically adjust weekly depending on the cost of fuel.  However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers.  In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers.  Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability.  As of December 31, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

A summary of our principal facilities follows:

Location	Acreage	Maintenance Shop (square feet)	Office Space (square feet)
Atlanta, Georgia	28	29,800	10,400
Cedar Rapids, Iowa	12	28,500	4,500
Chicago, Illinois	27	50,000	14,000
Columbus, Ohio	10	28,100	8,500
Concord, North Carolina	12	22,900	240
Dallas, Texas	14	24,000	7,800
East Brunswick, New Jersey	19	20,000	3,200
Houston, Texas	21	24,700	7,200
Kansas City, Missouri	10	31,000	6,700
Louisville, Kentucky	14	40,000	10,000
Little Rock, Arkansas	24	29,200	7,200
Lowell, Arkansas (corporate headquarters)	59	—	261,000
Lowell, Arkansas	42	50,200	14,000
Lowell, Arkansas (office and data center)	2	—	20,000
Memphis, Tennessee	10	26,700	8,000
Phoenix, Arizona	15	15,200	5,300
Portland, Oregon	8	20,000	3,300
San Bernardino, California	9	18,300	9,300
South Gate, California	12	25,000	5,500
St. Louis, Missouri	7	18,600	1,500
Syracuse, New York	13	19,000	8,000
Tifton, Georgia	10	21,500	250
Wayne, Michigan	24	11,800	8,800

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is traded in the over-the-counter market under the symbol “JBHT.”  At December 31, 2006, we were authorized to issue up to 1 billion shares of our common stock and 167.1 million shares were issued.  The high and low sales prices of our common stock as reported by the National Association of Securities Dealers Automated Quotations National Market system (NASDAQ) and our quarterly dividends paid per share on our common shares were:

Period	Dividends Paid	High	Low
2006
First Quarter	$0.08	$25.90	$21.33
Second Quarter	0.08	25.85	21.33
Third Quarter	0.08	25.80	18.77
Fourth Quarter	0.08	23.22	20.11

2005
First Quarter	$0.06	$25.03	$20.33
Second Quarter	0.06	22.41	18.18
Third Quarter	0.06	21.11	17.38
Fourth Quarter	0.06	24.00	18.24

On February 23, 2007, the high and low sales prices for our common stock as reported by the NASDAQ were $28.13 and $27.47, respectively, and we had 1,354 stockholders of record.

Stock Performance Graph

The following graph compares the five-year cumulative total stockholder return for the Company with (1) the S&P 500 Composite Index, (2) a designated Peer Group Index, and (3) an index containing companies within the 4200-4299 SIC codes.  The values on the graph show the cumulative total return on $100 invested at the market close on December 31, 2001, in our common stock, or the specified indices, including the reinvestment of dividends.  We have selected a designated Peer Group Index comprised of 10 specifically named competitors.  We also used data from these same 10 competitors in our discussion of executive compensation in our Notice and Proxy Statement.  The index containing companies within the 4200-4299 SIC codes is also presented because we utilized this index in prior years.  The stock performance presented on the following graph is not necessarily indicative of future performance.

	Period Ending December 31,
Index	2001	2002	2003	2004	2005	2006

J.B. Hunt Transport Services, Inc	100.0	126.3	232.8	387.6	395.9	368.5
S&P 500 Index	100.0	77.9	100.2	111.2	116.6	135.0
Peer Group	100.0	111.8	137.3	189.5	204.7	218.7
SIC Codes 4200-4299	100.0	119.3	154.6	217.8	211.9	205.5

Dividend Policy

We paid quarterly dividends during calendar year 1999 and in a number of years prior to 1999.  In early 2000, we announced a decision to discontinue dividend payments.  In April 2004, we reinitiated a quarterly cash dividend of $0.015 per share.  This reinitiation was based on our lower debt levels and improving cash flows.  We also paid a cash dividend of $0.015 per share in July and October 2004.  In December 2004, we announced an increase in our quarterly cash dividend from $0.015 to $0.06.  We paid a $0.06 per share dividend in February, April, July and October 2005.  In January 2006, we announced an increase in our quarterly cash dividend from $0.06 to $0.08.  We paid a $0.08 per share dividend in February, April, July, and October 2006.  In January 2007, we announced an increase in our quarterly cash dividend from $0.08 to $0.09, effective with our payment in February 2007.  We currently intend to continue paying cash dividends on a quarterly basis.  However, no assurance can be given that future dividends will be paid, since such payments are dependent on earnings, cash flows and other factors.

Purchases of Equity Securities

From time to time, our Board of Directors authorizes the purchase of our common stock.  On December 14, 2004, our Board authorized the purchase of up to $100 million worth of our common stock. We commenced purchases of our common stock in January 2005.  On April 21, 2005, our Board authorized the purchase of an additional $500 million of our common stock over the next five years.  There were no purchases of treasury stock during the quarter ended December 31, 2006.  We are authorized to spend an additional $104 million to purchase our common stock through 2010.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	10,066,051	$7.56(2)	3,088,484

(1)       We have no equity compensation plans that are not approved by security holders.

(2)                      Upon vesting, restricted share units are settled for shares of our common stock on a one-for-one basis.  Accordingly, the restricted share units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6.   SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)

Years Ended December 31	2006	2005	2004	2003	2002
Operating revenues	$3,328	$3,128	$2,786	$2,434	$2,248
Operating income (2)	373	344	310	186	101
Net earnings (1) (2)	220	207	146	96	52
Basic earnings per share (1) (2)	1.48	1.32	0.91	0.60	0.34
Diluted earnings per share (1) (2)	1.44	1.28	0.88	0.58	0.33
Cash dividends per share	0.32	0.24	0.045	—	—
Total assets	1,770	1,549	1,503	1,356	1,323
Long-term debt, less current maturities	182	124	—	—	105
Capital lease obligations	—	—	—	—	114
Stockholders’ equity	759	817	861	703	591

(1)          Reflects a $33.6 million reserve, including accrued interest expense in 2004, and $7.7 million reversal of non-cash tax benefit in 2003.  See Note 6 of our Notes to Consolidated Financial Statements.

(2)          Reflects a $25.8 million pretax, or a $16.5 million after-tax, charge in 2005 for a BNI arbitration settlement.  See Note 11 of our Notes to Consolidated Financial Statements.

Percentage of Operating Revenue

Years Ended December 31	2006	2005	2004	2003	2002
Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Rents and purchased transportation	33.8	33.8	33.5	32.8	31.1
Salaries, wages and employee benefits	26.8	27.3	29.8	32.5	36.4
Fuel and fuel taxes	13.4	12.4	10.4	9.6	9.4
Depreciation and amortization	5.5	5.2	5.4	6.2	6.5
Operating supplies and expenses	4.4	4.3	4.4	4.9	5.8
Insurance and claims	2.2	1.8	2.0	2.6	2.5
Operating taxes and licenses	1.0	1.2	1.2	1.4	1.4
General and administrative expenses, net of gains	1.0	1.5	1.4	1.4	1.3
Communication and utilities	0.7	0.7	0.8	1.0	1.1
Arbitration settlement (2)	—	0.8	—	—	—
Total operating expenses	88.8	89.0	88.9	92.4	95.5.
Operating income	11.2	11.0	11.1	7.6	4.5
Interest income	—	—	0.1	0.1	0.1
Interest expense	0.5	0.2	0.3	0.8	1.2
Equity in loss of associated companies	0.1	0.2	0.1	—	0.1
Earnings before income taxes	10.6	10.6	10.8	6.9	3.3
Income taxes (1)	4.0	4.0	5.6	3.0	1.0
Net earnings	6.6%	6.6%	5.2%	3.9%	2.3%

(1)          Reflects a $33.6 million reserve, including accrued interest expense in 2004, and $7.7 million reversal of non-cash tax benefit in 2003.  See Note 6 of our Notes to Consolidated Financial Statements.

(2)          Reflects a $25.8 million pretax, or a $16.5 million after-tax, charge in 2005 for a BNI arbitration settlement.  See Note 11 of our Notes to Consolidated Financial Statements.

The following table sets forth certain operating data.

Years Ended December 31	2006	2005	2004	2003	2002
Total loads	2,914,926	2,866,043	2,883,504	2,857,176	2,847,377
Average number of company-operated tractors during the year	10,721	10,316	10,042	10,293	10,712
Company tractors operated (at year-end)	10,961	10,480	10,151	9,932	10,653
Independent contractors (at year-end)	1,107	1,310	1,301	994	679
Trailers/containers (at year-end)	53,349	49,733	48,317	46,747	45,759
Company tractor miles (in thousands)	964,936	952,545	943,064	943,054	981,818

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that impact the amounts reported in our Consolidated Financial Statements and accompanying notes.  Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent liabilities are affected by these estimates.  We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with third parties and other methods considered reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from our estimates.  Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revision become known.  We consider our critical accounting policies and estimates to be those that require us to make more significant judgments and estimates when we prepare our financial statements and include the following:

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions, accidents and cargo claims.  Most of our insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  Our policies also include a contractual premium adjustment factor to be applied to incurred loss amounts at the end of 48 months from each policy period inception.  This contractual adjustment factor is used to convert the self-insured losses to fully insured losses and relieves us of any further liability on those claims.  In the fourth quarter of 2006, we increased the estimated accrual of our ultimate losses by $9.2 million to reflect the inclusion of these premium factors as part of the liability we recognize when the accidents occurred rather than in the final year of the self-insurance period.  See Note 2 of our Notes to Consolidated Financial Statements.

The amounts of self-insurance change from time to time based on certain measurement dates and policy expiration dates.  During 2006, we were self-insured for $500,000 of our claims for personal injury, property damage and workers’ compensation.  For the two years ended December 31, 2005, we were self-insured for $2 million of our claims for personal injury and property damage and $1 million for workers’ compensation claims.   For 2007, we maintained our $500,000 self-insured coverage limit.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience and includes the contractual premium adjustment factor mentioned above.  In doing so, the recorded liability considers future claims growth, conversion to fully insured status and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  At December 31, 2006, we had an accrual of approximately $20 million for estimated net claims.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2006, we had a prepaid insurance asset of approximately $67 million, which represented pre-funded claims and premiums.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.

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

We have an agreement with our primary tractor supplier for residual or trade-in values for certain new equipment.  We have utilized these trade-in values as well as other operational information, such as anticipated annual miles, in accounting for depreciation expense.  If our tractor supplier were unable to perform under the terms of our agreement for trade-in values, it could have a material negative impact on our financial results.  We had no revenue equipment under capital lease arrangements at December 31, 2006 and 2005.

Revenue Recognition

We recognize revenue based on the relative transit time of the freight transported.  Accordingly, a portion of the total revenue which will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period.

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and reserves for revenue adjustments.  The allowance for uncollectible accounts and reserves for revenue adjustments are based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility.  The adequacy of our allowances and reserves is reviewed quarterly.

Income Taxes

We account for income taxes under the asset-and-liability method in accordance with current accounting standards.  Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our statement of earnings.  Deferred tax accounts arise as a result of timing differences  between when items are recognized in our Consolidated Financial Statements compared to when they are recognized in our tax returns.  We assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance, we include an expense as part of our income tax provision.  We have not recorded a valuation allowance at December 31, 2006, as all deferred tax assets are more likely than not to be realized.

Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on our provision for income taxes.  We establish accruals when, despite our belief that our tax return positions are fully supportable, it is probable that we have incurred a loss related to tax contingencies and the loss or range of loss can be reasonably estimated.  We adjust the accruals related to tax contingencies as part of our provision for income taxes based upon changing facts and circumstances.  A number of years may elapse before a particular matter, for which we have established an accrual, is audited and resolved.  See Note 6, Income Taxes, in our Consolidated Financial Statements, for a discussion of our current tax contingencies.

YEAR IN REVIEW

Our financial results for calendar year 2006 represented the fifth consecutive year of record revenues and earnings.  Our 2006 net earnings of $220.0 million, or $1.44 per diluted share, were up 6% over the $207.3 million, or $1.28 per diluted share, earned in 2005.  Fuel costs continued to represent a challenge for the transportation industry during 2006.  Our 2006 fuel cost per gallon averaged 13% above 2005 levels.  However, due to our fuel surcharge programs and the support and understanding of our customers, we were able to recover the majority of our higher fuel costs.

Freight demand during 2006 was relatively consistent for our intermodal and dedicated segments.  Demand for dry-van truck capacity was softer, particularly during the fourth quarter of 2006.  Comparisons of 2006 dry-van volumes to 2005 were negatively impacted by hurricane relief shipments in 2005 and lower-than-expected seasonal demand during August through November of 2006.  Our intermodal and dedicated business units contributed to our higher level of profitability in 2006, while our truck segment experienced an approximate 27% decline in operating income as compared to 2005.  Partly in response to changing market conditions, we increased the size of our intermodal and dedicated tractor fleets by 16% and 7%, respectively, and decreased our dry-van fleet by 6%.  We were able to effect some of these changes by merely transferring tractors among our fleets.

We also continued our focus on capacity management during 2006.  Capacity management is a continuous process of reviewing our freight demand on a daily basis and our contractual relationships to determine which business application and segment generates the best returns. We also continually analyze our business to ensure we are charging a fair price for all services that we provide.  In addition to our capacity management actions, the continuing shortage of quality drivers and changes in the shipper supply chain resulted in the conversion of freight from over-the-road truck operations to intermodal and dedicated.

Our 2006 consolidated operating ratio (operating expenses divided by total operating revenues) was 88.8%, compared with 89.0% in 2005.  The current year was the third consecutive time that we have achieved an operating ratio for a full year below 90%.  Our 2006 operating income reflected a $12.4 million pretax charge to increase insurance reserves, and 2005 results included a $25.8 million pretax arbitration charge.  We reinitiated paying a quarterly cash dividend in early 2004 and have increased our dividend to $0.06 in late 2004, $0.08 in late 2005 and to $0.09 in January 2007.  We have continued to purchase shares of our outstanding stock through 2006.  During the current year we purchased $257 million of our common stock and at December 31, 2006, we had $104 million authorized for future purchases.

RESULTS OF OPERATIONS

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of			Percentage Change
	Operating Revenues			Between Years
				2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
Operating revenues	100.0%	100.0%	100.0%	6.4%	12.3%
Operating expenses:
Rents and purchased transportation	33.8	33.8	33.5	6.3	13.5
Salaries, wages and employee benefits	26.8	27.3	29.8	4.3	3.0
Fuel and fuel taxes	13.4	12.4	10.4	15.0	34.8
Depreciation and amortization	5.5	5.2	5.4	12.6	8.9
Operating supplies and expenses	4.4	4.3	4.4	9.7	7.0
Insurance and claims	2.2	1.8	2.0	29.5	0.9
Operating taxes and licenses	1.0	1.2	1.2	(3.9)	2.3
General and administrative expenses, net of gains	1.0	1.5	1.4	(27.7)	19.4
Communication and utilities	0.7	0.7	0.8	(0.1)	(1.9)
Arbitration settlement	—	0.8	—	—	—
Total operating expenses	88.8	89.0	88.9	6.2	12.4
Operating income	11.2	11.0	11.1	8.4	10.9
Net interest expense	0.5	0.2	0.4	172.4	(1.7)
Equity in loss of associated company	0.1	0.2	0.1	(32.5)	90.6
Earnings before income taxes	10.6	10.6	10.8	6.2	10.4
Income taxes	4.0	4.0	5.6	6.4	(19.0)
Net earnings	6.6%	6.6%	5.2%	6.1%	41.7%

2006 Compared With 2005

Consolidated Operating Revenues

Our total consolidated operating revenues rose to $3.33 billion in 2006, a 6.4% increase over 2005.  Significantly higher fuel prices resulted in FSC revenues of $430 million in 2006, compared with $336 million in 2005.  This FSC revenue impacted our year-to-year comparison.  If FSC revenues were excluded from both years, the increase of 2006 revenue over 2005 was 3.8%.  This increased level of revenue, excluding FSC, was primarily a result of increases in load volume and price improvements as a result of our capacity-management actions.  A 5.1% and 2.2% increase in 2006 JBI and DCS load volume, respectively, contributed to our higher levels of revenue.  The increases in revenue of our JBI and DCS segments were partially offset by decreases in our JBT segment as a result of a smaller tractor fleet and a decline in tractor utilization.

Consolidated Operating Expenses

Our total 2006 consolidated operating expenses increased 6.1% over 2005.  The combination of the 6.4% increase in 2006 revenue over 2005 and this increase in operating expenses resulted in our 2006 operating ratio improving slightly to 88.8% from 89.0% in 2005.  Rents and purchased transportation costs rose 6.3% in 2006, primarily due to additional funds paid to railroads and drayage companies related to JBI growth.  The total cost of salaries, wages and employee benefits increased 4.3% in 2006 over 2005, primarily due to higher levels of driver compensation.

Fuel and fuel taxes expense was up 15.0% in 2006, primarily due to 12.6% higher fuel cost per gallon and slightly lower fuel miles per gallon.  We have fuel surcharge programs in place with the majority of our customers that allow us to recognize and adjust revenue charges relatively quickly when fuel costs change.  It is not meaningful to compare the amount of FSC revenue or the change of FSC revenue between reporting periods to fuel and fuel taxes expense or the change of fuel expense between periods, as a significant portion of fuel costs is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.  While we are not always able to recover all fuel cost increases, partly due to empty miles run and engine-idling time, we were able to recover the majority of our increased fuel costs.

The 12.6% increase in depreciation and amortization expense was driven by our trailing equipment purchases, higher new-tractor purchase prices, and an approximate 5% increase in the size of our company-owned tractor fleet.  Operating supplies and expenses rose 9.7% in 2006, partly a result of higher tractor maintenance, tires and tolls costs.  A number of states have recently raised their rates for highway and bridge tolls.  The 27.7% decrease in general and administrative expenses reflects driver recruiting and testing costs, legal and professional fees related to our arbitration proceeding, and charitable contributions in 2005 that declined or did not reoccur in 2006.  Also included in the general and administrative expense category, we recognized a $2.9 million net gain on the disposition of assets in 2006, compared with a $1.8 million gain in 2005.  The arbitration settlement expense incurred during 2005 was due to the BNI arbitration decision discussed in the section on Operating Segments.

We accrued approximately $3.0 million of interest expense during 2006 related to an IRS contingency.  Our effective income tax rate was 37.9% in 2006 and 2005.  We expect our effective income tax rate to approximate 38.5% for calendar year 2007, but it may be impacted by the adoption of FIN 48.  We are currently assessing the impact of this pronouncement on our effective tax rate.  See the Recent Accounting Pronouncements section for a discussion of FIN 48.  The “equity in loss of associated company” item on our Consolidated Statement of Earnings reflects our share of the operating results of TPI.

Segments

We operated three business segments during calendar year 2006.  The operation of each of these businesses is described in our notes to the Consolidated Financial Statements.  The following tables summarize financial and operating data by segment.

Operating Revenue by Segment

	For Years Ended December 31
	(in millions)
	2006	2005	2004
JBI	$1,430	$1,284	$1,115
DCS	915	844	760
JBT	1,008	1,020	928

Subtotal	3,353	3,148	2,803
Inter-segment eliminations	(25)	(20)	(17)
Total	$3,328	$3,128	$2,786

Operating Income by Segment

	For Years Ended December 31
	(in millions)
	2006	2005	2004
JBI (1)	$182	$124	$131
DCS	104	100	75
JBT	87	119	103
Other	—	1	1
Total	$373	$344	$310

(1)JBI 2005 operating income reflects a $25.8 million BNI arbitration settlement charge.

Operating Data By Segment

	For Years Ended December 31
	2006	2005	2004
JBI

Loads	629,533	598,857	581,849
Average length of haul (miles)	1,989	2,010	1,982
Revenue per load	$2,272	$2,145	$1,917
Average tractors (during the period)(1)	1,485	1,259	1,141
Tractors (end of period)
Company-owned	1,551	1,341	1,192
Independent contractor	23	16	—
Total Tractors	1,574	1,357	1,192
Containers (end of period)	27,622	23,755	22,210
Average effective trailing equipment usage(2)	25,219	22,881	21,409

DCS

Loads	1,376,538	1,346,480	1,342,396
Average length of haul (miles)	264	265	262
Revenue per tractor per week(3)	$3,466	$3,290	$3,033
Average tractors (during the period)(1)	5,176	5,012	4,891
Tractors (end of period)
Company-owned	5,177	4,771	4,679
Independent contractor	122	152	188
Customer-owned (DCS Operated)	59	87	178
Total Trucks	5,358	5,010	5,045
Trailers (end of period)	6,519	6,352	6,113
Average effective trailing equipment usage(2)	12,457	11,909	11,237

JBT

Loads	890,654	900,427	932,818
Average length of haul (miles)	533	558	540
Loaded miles (000)	465,366	497,175	504,714
Total miles (000)	524,565	557,644	562,920
Average non-paid empty miles per load	66.6	62.0	56.2
Revenue per tractor per week(3)	$3,704	$3,671	$3,347
Average tractors (during the period)(1)	5,347	5,430	5,420
Tractors (end of period)
Company owned	4,233	4,368	4,280
Independent contractor	962	1,142	1,113
Total Tractors	5,195	5,510	5,393
Trailers (end of period)	19,208	19,626	19,994
Average effective trailing equipment usage(2)	13,504	14,309	14,852

(1)          Includes company-owned and independent contractor tractors for JBI and JBT segments, and also includes customer-owned tractors for the DCS segment

(2)   Reflects average use of corporate-wide trailing equipment

(3)   Using weighted workdays

JBI Segment

JBI segment revenue grew by 11.4% to $1.43 billion in 2006, from $1.28 billion in 2005.  A significant portion of this revenue growth was driven by a 5.1% increase in load volume.   In addition, freight rates increased nearly 4% over 2005.  The remaining portion of revenue growth was primarily a result of changes in freight mix and fuel surcharge revenue.

Operating income in our JBI segment rose to $182 million in 2006, from $124 million in 2005.  The $25.8 million arbitration settlement charge incurred in September 2005 favorably impacted this comparison.  While this settlement also increased rail purchased transportation expense subsequent to October 1, 2005, higher freight rates, increased volumes and reduced use of rail control equipment increased 2006 operating income.

DCS Segment

DCS segment revenue grew 8.4% to $915 million in 2006, from $844 million in 2005.  This increase in revenue was primarily due to a 2.2% increase in load volume, an approximate 4% increase in rates and higher fuel surcharge revenue.

Operating income increased to $104 million in 2006, compared with $100 million in 2005.  Similar to 2005, we conducted reviews of our underperforming dedicated accounts and identified opportunities to either improve margins or redeploy assets.  Financial discipline in the area of pricing and contract structure helped ensure that new business during 2006 generated appropriate financial returns.  We also remained focused on cost controls and raised rates when appropriate.

JBT Segment

JBT segment revenue declined 1.2% to $1.01 billion in 2006, from $1.02 billion in 2005.  This decline was primarily due to a 1.1% reduction in load volume.  While rates from consistent shippers increased approximately 2% during 2006, a decline in rates from spot and back-up pricing and paid empty movements partly offset these increases.

Operating income in our JBT segment declined to $87 million in 2006, from $119 million in 2005.  The decrease was due, in part, to lower levels of tractor utilization and to higher driver compensation and insurance costs.

2005 Compared With 2004

Overview of 2005

Our 2005 net earnings of $207.3 million, or $1.28 per diluted share, were up 42% over the $146.3 million, or $0.88 per diluted share, earned in 2004.  Our total consolidated operating revenues rose to $3.13 billion in 2005, a 12.3% increase over 2004.  Freight demand during the first half of 2005 was not as strong as the comparable period of 2004, but volume levels improved during the last half of 2005. Our DCS and JBT segments contributed most significantly to our higher level of profitability in 2005. While increases in the size of the DCS and JBT tractor fleets accounted for a portion of the increases in operating income, our continued focus on capacity management and revenue per tractor was the primary factor driving 2005 improved net earnings.   Our 2005 net earnings were negatively impacted by the arbitration settlement as previously discussed.

JBI Segment

JBI segment revenue grew by 15.2% to $1.28 billion in 2005, from $1.12 billion in 2004.  If FSC revenue were excluded from both years, 2005 segment revenue increased 8.6% over 2004.  A significant portion of this revenue growth was driven by a 5.0% increase in revenue per loaded mile, excluding FSC.  In addition, 2005 load volume increased 2.9% over 2004.  The remaining portion of revenue growth was primarily a result of changes in freight mix.

Operating income in our JBI segment declined to $124 million in 2005, from $131 million in 2004.  As previously discussed, the $25.8 million arbitration settlement paid to BNI during the third quarter of 2005 reduced JBI operating income.  In addition, this settlement also resulted in higher rail purchased transportation expense effective October 1, 2005.  These costs more than offset the impact of higher rates and volume in the segment.

DCS Segment

DCS segment revenue grew 11.1% to $844 million in 2005, from $760 million in 2004.  The increase in fuel surcharge revenue in 2005 significantly impacted this comparison.  If we exclude fuel surcharge revenue from both years, DCS segment revenue rose 6.3% over 2004.  This increase in revenue resulted from a combination of a 2.5% increase in the average tractor count and a 5.3% increase in net revenue per tractor, excluding FSC.  These increases were partly offset by a 1.4% decline in revenue related to freight delivered by third-party carriers.  The majority of these movements were billed by us to the customer in 2004.  In 2005, a larger portion of these movements was billed directly to our customer by the third-party carrier.

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

Fuel and fuel taxes expense was up 34.8% in 2005, primarily due to 33% higher fuel cost per gallon and slightly lower fuel miles per gallon.  It is difficult to compare the amount of FSC revenue or the change of FSC revenue between reporting periods to fuel and fuel taxes expense or the change of fuel expense between periods, as a significant portion of fuel costs is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.  The 8.9% increase in depreciation and amortization expense was partly a result of higher new-tractor purchase prices and an approximate 3% increase in the size of our company-owned tractor fleet.

Operating supplies and expenses rose 7.0% in 2005, partly a result of higher trailing equipment maintenance, tires and tolls costs.  A number of states have recently raised their rates for highway and bridge tolls.  The significant increase in general and administrative expenses reflects higher driver recruiting and testing costs, legal and professional fees related to our arbitration proceeding, and charitable contributions.  In October 2005, we announced a $10 million gift to the University of Arkansas recorded at its net present value of approximately $5.6 million.  Also included in the general and administrative expense category, we recognized a $1.8 million net gain on the disposition of assets in 2005, compared with a $0.4 million gain in 2004.  The arbitration settlement expense incurred during 2005 was due to the arbitration decision discussed earlier.  We accrued approximately $2.7 million of interest expense during 2005 related to an IRS contingency.  Our effective income tax rate was 37.9% in 2005 and 51.6% in 2004.  Income tax expense in 2004 included a contingent tax liability of $33.6 million, including accrued interest, related to the IRS’s challenge of certain sale-and-leaseback transactions that closed in 1999.

The “equity in loss of associated company” item on our Consolidated Statement of Earnings reflects our share of the operating results of TPI.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $423 million in 2006, $332 million in 2005 and $405 million in 2004.  Our continued improvement in net earnings has enhanced net cash from operations.  The increase in 2006 cash provided by operating activities relative to 2005, after consideration of adjustments for non-cash items such as depreciation and amortization, was due to higher earnings, collection of insurance reimbursements and a decrease in our insurance prepaid balance, which is a result of lower insurance premiums.  The increase was partially offset by larger federal income tax refunds due us at December 31, 2006, compared to income taxes payable at December 31, 2005.

Cash flows used in investing activities primarily reflect additions to and dispositions from our fleet of revenue equipment.  The higher level of cash used in investing activities during 2006 was primarily a result of significant increases of trailing equipment purchases to replace older trailing equipment.  At December 31, 2006, we had no revenue equipment on capital leases.

Net cash used in financing activities during 2006 reflects the purchase of $257 million of our common stock and payment of dividends of nearly $48 million in 2006.  Our net cash used in financing activities decreased over 2005 due to an increase in borrowings on long-term debt and our credit revolvers.  Funds were used primarily for stock purchases and the payment of dividends.

Selected Balance Sheet Data

As of December 31	2006	2005	2004
Working capital ratio	.98	1.72	1.49

Current maturities of long-term debt (millions)	$214.0	—	—

Total debt (millions)	$396.4	$124.0	—

Total debt to equity	.52	.15	—

Total debt as a percentage of total capital	.34	.13	—

From time to time, our Board of Directors authorizes the purchase of our common stock.  As previously mentioned, the Board, in December 2004, authorized the purchase of up to $100 million of our common stock.  We made no purchases in 2004 and commenced purchases of our common stock in January 2005.  On April 21, 2005, our Board authorized the purchase of an additional $500 million of our common stock over the next five years.  We purchased $257 million of our common stock in 2006 and $239 million in 2005.  As of December 31, 2006, we were authorized to spend an additional $104 million to purchase our common stock through 2010.

Liquidity

Our need for capital has typically resulted from the acquisition of intermodal trailing equipment, trucks, tractors and dry-van trailers required to support our growth and the replacement of older equipment with new, late-model equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have, during the past few years, obtained capital through cash generated from operations and revolving lines of credit and most recently issued a term loan to acquire trailers that were previously leased.  We have also periodically utilized operating leases to acquire revenue equipment.  We had no capital lease arrangements at December 31, 2006. To date, none of our operating leases contains any guaranteed residual value clauses.

At December 31, 2006, we were authorized to borrow up to a total of $400 million under two different revolving lines of credit.  The first line of credit is supported by a credit agreement with a group of banks for a total amount of $200 million.  This line of credit is unsecured and matures in April 2010. The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At December 31, 2006, we had $99.9 million outstanding at an average interest rate of 5.92% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program through ABN AMRO, N.V. with a revolving credit facility up to $200 million.  This facility is secured by our accounts receivable and matures on July 30, 2007.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market plus a margin based on our level of borrowing and commercial paper dealer fees.  At December 31, 2006, we had $200 million outstanding at an average interest rate of 5.58% under this agreement.  We plan to renew this line of credit upon expiration with a one-year term.

During 2006, we utilized a $200 million bridge loan with LaSalle Bank National Association.  This loan was a temporary facility until our Accounts Receivable Securitization was finalized.  An $82.9 million balance was paid off with the proceeds from the Accounts Receivable Securitization during the third quarter.  This loan has been cancelled and we had no outstanding balance related to this facility at December 31, 2006.

On September 29, 2006, we purchased approximately $101.5 million of used, dry-van trailers off operating lease agreements.  In connection with the purchase of these trailers, we entered into a term loan and credit agreement (the “facility”) arranged by Sun Trust Bank.  This new $100 million facility is collateralized by a security interest in the trailing equipment.  This facility matures on September 29, 2009 and our borrowing costs are based on three-month LIBOR plus an applicable margin.  On September 29, 2006, we entered into an interest rate swap that effectively converts the variable rate to a fixed rate of

5.85%.  We are required to make periodic minimum principal payments.  A $3.5 million principal payment was due and paid on December 29, 2006, with additional $3.5 million principal payments due every three months thereafter through June 29, 2009.  This facility requires us to maintain certain covenants and financial ratios.  We were in compliance with these covenants and financial ratios at December 31, 2006.

We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  Decreases in our working capital ratio were primarily driven by our increases in debt issuances to purchase revenue equipment and our common stock.

As mentioned above, we had significant expenditures related to new trailing equipment for 2006.  We are currently committed to spend approximately $129.4 million during 2007 for trailers and other revenue equipment.  The actual cash expended will be net of proceeds from sale or trade-in allowances on revenue equipment.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to our operating leases for trailing equipment and some limited data processing equipment and facilities.  As of December 31, 2006, we had approximately 10,700 trailers and 1,000 containers/chassis that were subject to operating leases, and we had approximately $40 million of obligations remaining under these leases.

Contractual Cash Obligations

As of December 31, 2006

(000)

	Amounts Due By Period
		One Year	One To	Four To	After
	Total	Or Less	Three Years	Five Years	Five Years
Operating leases	$47,594	$31,463	$13,446	$1,487	$1,198
Long-term debt obligations	396,400	214,000	82,500	99,900	—
Commitments to acquire revenue equipment	129,379	129,379	—	—	—
Facilities	6,449	6,449	—	—	—
Total	$579,822	$381,291	$95,946	$101,387	$1,198

We had standby letters of credit outstanding of approximately $15.0 million at December 31, 2006, that expire at various dates in fiscal year 2007, which are related to (1) our self-insured retention levels for casualty and workers’ compensation claims, and (2) our operating lease agreements.  We plan to renew these letters of credit in accordance with our third-party agreements.

RECENT ACCOUNTING PRONOUNCEMENTS

Share-based Payments

We may issue stock options and other stock-based awards to our key employees and directors under our Management Incentive Plan (the “Plan”).  We currently are granting restricted share units and nonstatutory stock options.  Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the measurement and recognition provisions of APB 25, as permitted by SFAS 123.  We did not record any stock-based employee compensation expense for options granted under our stock option plan prior to January 1, 2006.  We recognize the cost of the restricted share units over the applicable vesting period and as a result recorded approximately $0.5 million of compensation expense in connection with our restricted share unit issuances in 2005.  In accordance with SFAS 123 and SFAS 148, prior to January 1, 2006, we disclosed our pro forma net income and pro forma net income per share as if we had applied the fair value-based method in measuring compensation expense for our stock-based incentive programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method.  Under that transition method, compensation expense that we recognize beginning on that date includes: (i) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Because we elected to use the modified prospective transition method, results for prior periods have not been restated.  The adoption of SFAS 123R is discussed in Note 5 of our Consolidated Financial Statements.

Accounting for Uncertainty in Income Taxes

In June 2006, The Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This Interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return, and provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.  While we continue to analyze and quantify the impact of this Interpretation, we estimate a cumulative effect adjustment to reduce retained earnings of between $2 million and $9 million.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 157 on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 159 on our Consolidated Financial Statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Of our total $396.4 million of long-term debt, we had $299.9 million of variable rate debt outstanding at December 31, 2006, under our revolving lines of credit.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $3.0 million.  Our remaining debt is effectively fixed rate debt as a result of our interest rate swap and therefore changes in market interest rates do not directly impact our interest expense.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2006.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of December 31, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, notes to Consolidated Financial Statements and reports thereon of our independent registered public accounting firms as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Earnings for years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Regulation S-K, Item 304(a) has previously been reported and is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held May 2, 2007.  There have been no disagreements with our accountants, as defined in Regulation S-K, Item 304(b).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, we believe that as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements.  Ernst & Young LLP’s attestation report on management’s assessment of our internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held May 2, 2007.

Executive Officers

The schedule of executive officers is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held May 2, 2007.

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

Corporate Governance

In complying with the rules and regulations required by the Sarbanes-Oxley Act of 2002, NASDAQ, PCAOB and others, we have attempted to do so in a manner that clearly meets legal requirements but does not create a bureaucracy of forms, checklists and other inefficient or expensive procedures.  We have adopted a code of conduct, code of ethics, whistleblower policy and charters for all of our Board of Director Committees and other formal policies and procedures.  Most of these items are available on our Company website, www.jbhunt.com.  If we make significant amendments to our code of ethics or whistleblower policy, or grant any waivers to these items, we will disclose such amendments or waivers on our website or in a report on Form 8-K within four days of such action.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on May 2, 2007.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on May 2, 2007.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is hereby incorporated by reference from Note (10) Related-Party Transactions and Note (12) Affiliated Company of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on May 2, 2007.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on May 2, 2007.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 28th day of February, 2007.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

By:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration,
Chief Financial Officer

By:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 28th day of February, 2007, on behalf of the registrant and in the capacities indicated.

/s/ Wayne Garrison	Member of the Board of Directors
Wayne Garrison	(Chairman)

/s/ Gary C. George	Member of the Board of Directors
Gary C. George

/s/ J. Bryan Hunt, Jr.	Member of the Board of Directors
J. Bryan Hunt, Jr.

/s/ Johnelle D. Hunt	Member of the Board of Directors
Johnelle D. Hunt	(Corporate Secretary)

/s/ Coleman H. Peterson	Member of the Board of Directors
Coleman H. Peterson

/s/ James L. Robo	Member of the Board of Directors
James L. Robo

/s/ Kirk Thompson	Member of the Board of Directors
Kirk Thompson	(President and Chief Executive Officer)

/s/ Leland E. Tollett	Member of the Board of Directors
Leland E. Tollett

/s/ John A. White	Member of the Board of Directors
John A. White	(Presiding Director)

EXHIBIT INDEX

Exhibit Number	Description
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
J.B. Hunt Transport Services, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Hunt Transport Services, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas
February 27, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation, integrity and fair presentation of our Consolidated Financial Statements and related information appearing in this report.  We take these responsibilities very seriously and are committed to maintaining controls and procedures that are designed to ensure that we collect the information we are required to disclose in our reports to the SEC and to process, summarize and disclose this information within the time periods specified by the SEC.

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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements.  Ernst & Young LLP’s attestation report on management’s assessment of our internal control over financial reporting is included herein.

/s/ Kirk Thompson	/s/ Jerry W. Walton
Kirk Thompson	Jerry W. Walton
President and Chief Executive Officer	Executive Vice President, Finance and
Administration,
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
J.B. Hunt Transport Services, Inc. and subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that J.B. Hunt Transport Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  J.B. Hunt Transport Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that J.B. Hunt Transport Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, J.B. Hunt Transport Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
J.B. Hunt Transport Services, Inc.:

We have audited the accompanying consolidated statements of earnings, stockholders’ equity and cash flows of J.B. Hunt Transport Services, Inc. and subsidiaries for the year ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements of J.B. Hunt Transport Services, Inc. and subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Tulsa, Oklahoma
March 11, 2005

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(in thousands, except share data)

Assets	2006	2005
Current assets:
Cash and cash equivalents	$7,371	$7,412
Trade accounts receivable, net	346,251	343,501
Income tax receivable	11,824	—
Inventories	13,921	11,138
Prepaid licenses and permits	21,410	21,780
Prepaid insurance	62,537	76,426
Other current assets	7,929	14,433
Total current assets	471,243	474,690
Property and equipment, at cost:
Revenue and service equipment	1,618,155	1,332,333
Land	23,857	22,854
Structures and improvements	108,296	105,414
Furniture and office equipment	134,010	130,960
Total property and equipment	1,884,318	1,591,561
Less accumulated depreciation	600,767	537,502
Net property and equipment	1,283,551	1,054,059
Other assets	15,263	20,125
	$1,770,057	$1,548,874
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$214,000	$—
Trade accounts payable	170,672	162,749
Claims accruals	20,042	15,651
Accrued payroll	42,352	61,001
Other accrued expenses	7,961	9,198
Deferred income taxes	23,703	27,487
Total current liabilities	478,730	276,086
Long-term debt	182,400	124,000
Other long-term liabilities	54,656	45,834
Deferred income taxes	294,534	285,929
Total liabilities	1,010,320	731,849
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	—	—
Common stock, $.01 par value. 1 billion shares authorized; 167,099,432 shares outstanding at December 31, 2006 and 2005	1,671	1,671
Additional paid-in capital	177,065	182,680
Retained earnings	1,035,804	863,586
Accumulated other comprehensive loss	(148)	—
Treasury stock, at cost (22,543,991 shares at December 31, 2006 and 13,286,343 shares at December 31, 2005)	(454,655)	(230,912)
Total stockholders’ equity	759,737	817,025

	$1,770,057	$1,548,874

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years Ended December 31,  2006,  2005 and 2004

(in thousands, except per share amounts)

	2006	2005	2004
Operating revenues, excluding fuel surcharge revenues	$2,897,816	$2,791,926	$2,619,205
Fuel surcharge revenues	430,171	335,973	166,949
Total operating revenues	3,327,987	3,127,899	2,786,154
Operating expenses:
Rents and purchased transportation	1,124,734	1,058,406	932,133
Salaries, wages and employee benefits	892,066	855,272	830,005
Fuel and fuel taxes	447,309	388,962	288,562
Depreciation and amortization	183,604	163,034	149,776
Operating supplies and expenses	145,794	132,895	124,172
Insurance and claims	71,582	55,266	54,757
Operating taxes and licenses	34,447	35,827	35,020
General and administrative expenses, net of gains on asset dispositions	33,232	45,939	38,460
Communication and utilities	22,566	22,597	23,046
Arbitration settlement	—	25,801	—
Total operating expenses	2,955,334	2,783,999	2,475,931
Operating income	372,653	343,900	310,223
Interest income	978	966	1,888
Interest expense	16,137	6,531	7,362
Equity in loss of associated company	3,181	4,709	2,470
Earnings before income taxes	354,313	333,626	302,279
Income taxes	134,361	126,315	156,023
Net earnings	$219,952	$207,311	$146,256

Weighted average basic shares outstanding	148,581	157,583	161,542
Basic earnings per share	$1.48	$1.32	$0.91
Weighted average diluted shares outstanding	152,317	162,559	166,937
Diluted earnings per share	$1.44	$1.28	$0.88
Dividends declared per common share	$0.32	$0.24	$0.045

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2006, 2005, and 2004

(in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Stock	Equity
Balances at December 31, 2003	$418	$186,973	$555,262	$—	$(39,517)	$703,136
Comprehensive income:
Net earnings	—	—	146,256	—	—	146,256
Cash dividend paid ($0.045 per share)	—	—	(7,288)	—	—	(7,288)
Stock split	418	(418)	—	—	—	—
Tax benefit of stock options exercised	—	17,829	—	—	—	17,829
Stock option exercises, net of stock repurchased for payroll taxes	—	(6,932)	—	—	7,949	1,017

Balances at December 31, 2004	836	197,452	694,230	—	(31,568)	860,950
Comprehensive income:
Net earnings	—	—	207,311	—	—	207,311
Cash dividend paid ($0.24 per share)	—	—	(37,955)	—	—	(37,955)
Stock split	835	(835)	—	—	—	—
Tax benefit of stock options exercised	—	19,276	—	—	—	19,276
Purchase of treasury shares	—	—	—		(239,234)	(239,234)
Stock option exercises, net of stock repurchased for payroll taxes	—	(33,213)	—	—	39,890	6,677

Balances at December 31, 2005	1,671	182,680	863,586	—	(230,912)	817,025
Comprehensive income:
Net earnings	—	—	219,952	—	—	219,952
Unrealized loss related to derivatives accounted for as hedges, net of tax	—	—	—	(148)	—	(148)
Total comprehensive income	—	—	—	—	—	219,804
Cash dividend paid ($0.32 per share)	—	—	(47,734)	—	—	(47,734)
Tax benefit of stock options exercised	—	12,367	—	—	—	12,367
Purchase of treasury shares	—	—	—	—	(257,395)	(257,395)
Stock compensation	—	7,651	—	—	—	7,651
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	—	(25,633)	—	—	33,652	8,019

Balances at December 31, 2006	$1,671	$177,065	$1,035,804	$(148)	$(454,655)	$759,737

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005, and 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$219,952	$207,311	$146,256
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	183,604	163,034	149,776
Share-based compensation	7,171	—	—
Gain on sale of revenue equipment	(2,891)	(1,808)	(402)
Provision for deferred income taxes	4,915	5,761	70,162
Equity in loss of associated company	3,181	4,709	2,470
Tax benefit of stock options exercised	—	19,276	17,829
Amortization of discount	—	—	67
Changes in operating assets and liabilities:
Trade accounts receivable	(2,750)	(54,355)	(33,114)
Income tax receivable	(11,824)	19,418	(19,418)
Other assets	20,218	8,052	(19,224)
Trade accounts payable	7,923	(28,147)	32,010
Claims accruals	4,391	(2,884)	1,659
Accrued payroll and other accrued expenses	(10,827)	(8,515)	56,544
Net cash provided by operating activities	423,063	331,852	404,615
Cash flows from investing activities:
Additions to property and equipment	(483,188)	(285,364)	(451,083)
Proceeds from sale of equipment	72,985	81,458	175,295
Decrease (increase) in other assets	(558)	(8,738)	25,892
Net cash used in investing activities	(410,761)	(212,644)	(249,896)

Cash flows from financing activities:
Proceeds from long-term debt	100,000	—	—
Payments on long-term debt	(3,500)	—	—
Net proceeds (repayments) from revolving lines of credit	175,900	124,000	(105,000)
Principal payments under capital lease obligations	—	—	(66,844)
Purchase of treasury stock	(257,395)	(239,234)	—
Stock option exercises	9,223	10,883	8,045
Stock repurchased for payroll taxes	(1,204)	(4,206)	(7,028)
Tax benefit of stock options exercised	12,367	—	—
Dividends paid	(47,734)	(37,955)	(7,288)
Net cash used in financing activities	(12,343)	(146,512)	(178,115)
Net decrease in cash and cash equivalents	(41)	(27,304)	(23,396)
Cash and cash equivalents at beginning of year	7,412	34,716	58,112
Cash and cash equivalents at end of year	$7,371	$7,412	$34,716
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,013	$5,506	$7,559

Income taxes	$124,307	$77,209	$55,578

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.     Business

J.B. Hunt Transport Services, Inc. is one of the largest full-load and multi-modal transportation service companies in North America.  We operate three distinct, but complementary, business segments and provide a wide range of general and specifically tailored freight and logistics services to our customers.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  Unless otherwise indicated by the context, "we," "us," "our" and "JBHT" refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries.

2.     Summary of Significant Accounting Policies

A.    Basis of Consolidation

Our Consolidated Financial Statements include all of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

C.    Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term, highly liquid investments.  We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

D.    Accounts Receivable Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments.  The allowance for uncollectible accounts and revenue adjustments is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility.  The adequacy of our allowance is reviewed quarterly.  The allowance for uncollectible accounts and revenue adjustments was $6.0 million and $7.4 million at December 31, 2006 and 2005, respectively.

E.     Inventory

Our inventories consist primarily of revenue equipment parts, tires, supplies and fuel and are valued using the lower of average cost or market.

F.     Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 4 to 10 years for tractors and 7 to 20 years for trailing equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment.  Salvage values are typically 10% to 20% for tractors and trailing equipment and consider any agreements with tractor suppliers for residual or trade-in values for certain new equipment.  We capitalize tires placed in service on new revenue equipment as a part of the equipment cost.  Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service.  Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition and are classified in general and administrative expenses.

G.    Revenue Recognition

We recognize revenue based on relative transit time in each reporting period, with expenses recognized as incurred.

H.    Derivative Instruments

We account for derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended.  We periodically utilize derivative instruments to manage exposure to changes in interest rates.  At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness.  If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively.  We entered into an interest rate swap agreement to convert a portion of our variable rate debt to a fixed interest rate.  This derivative instrument is accounted for as a cash flow hedge in accordance with SFAS 133.

I.      Income Taxes

Income taxes are accounted for under the asset-and-liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), as amended.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

J.     Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options or unvested restricted share units exercised or converted their holdings into common stock. Outstanding stock options and unvested restricted share units represent the dilutive effects on weighted average shares. A reconciliation of the number of shares used in computing basic and diluted earnings per share is shown below (in thousands):

	Years ended December 31
	2006	2005	2004

Weighted average shares outstanding — basic	148,581	157,583	161,542
Effect of common stock equivalents	3,736	4,976	5,395
Weighted average shares outstanding — diluted	152,317	162,559	166,937

Options to purchase shares of common stock that were outstanding during each year, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, are shown in the table below.

	2006		2005		2004
Number of shares under option	12,000		35,000		1,388,000

Range of exercise prices	$24.27 — $24.4	3	$21.25 — $24.4	3	$18.50 — $20.3	7

On April 21, 2005, we announced a two-for-one stock split on our common stock, payable May 23, 2005, to stockholders of record on May 2, 2005.  All references in our financial statements with regard to number of shares and the per-share amounts have been retroactively adjusted to reflect this stock split.

K.            Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables.  For the years ended December 31, 2006, 2005 and 2004, our top 10 customers, based on revenue, accounted for approximately 40%, 40% and 42%, respectively, of our total revenue.  Our top 10 customers, based on revenue, accounted for approximately 35% of our total trade accounts receivable at December 31, 2006 and 2005.  One customer, Wal-Mart Stores, Inc., accounted for 14%, 15% and 15% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.  Each of our three business segments conducts business with Wal-Mart Stores, Inc.

L.             Share-Based Compensation

We have share-based compensation plans covering certain employees including officers and directors.  Effective January 1, 2006, we accounted for share-based compensation utilizing the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-based Payment (SFAS 123R).  We currently are utilizing restricted share units and nonstatutory stock options.  Issuances of our stock upon share option exercise or vested restricted share units are made from treasury stock.  Our restricted share unit awards are graded-vesting awards and therefore vest in increments during the requisite service period.  We recognize compensation expenses over the requisite service period for the entire award.

M.          Impairment of Long-Lived Assets

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

N.            Claims Accruals

Claims accruals represent the self-insured portion of pending accident liability, workers’ compensation and physical damage claims.  These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based on our past claims experience.  Our claims-accrual policy for all self-insurance is to recognize the expense when the event occurs and the costs of such events are probable and reasonably estimable.  We apply loss-development factors to our accident and workers’ compensation claims history as a part of our process of recording accruals for future claims growth and losses that are incurred but not reported.  We do not discount our estimated losses.

Effective January 1, 2006, our self-insured limits were the first $500,000 for personal injury, property damage and workers’ compensation claims.  Prior to January 1, 2006, our insurance coverage for the two years ended December 31, 2005, specified that the self-insured limit was the first $2 million for personal injury and property damage and $1 million for workers’ compensation claims.  For 2007 we maintained our $500,000 self-insured limit.  We are substantially self-insured for loss of and damage to our owned and leased revenue equipment.

Our policies include a contractual adjustment factor to be applied to incurred loss amounts at the end of 48 months from each policy period inception.  This contractual factor is used to convert the self-insured losses to fully insured losses and relieves us of any further liability on those claims.  In the fourth quarter of 2006, we increased the estimated accrual of our ultimate losses by $9.2 million to reflect the inclusion of these contractual factors as part of the liability we recognize when the accidents occurred rather than in the final year of the self-insurance period.

O.           Recent Accounting Pronouncements

In June 2006, The Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This Interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return, and provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.  While we continue to analyze and quantify the impact of this Interpretation, we estimate a cumulative effect adjustment to reduce retained earnings of between $2 million and $9 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 157 on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 159 on our Consolidated Financial Statements.

3.              Debt (in millions)

	December 31
	2006	2005
Revolving lines of credit	$299.9	$124.0
Term loan	96.5	—
Less current maturities	(214.0)	—
Total long-term debt	$182.4	$124.0

Aggregate maturities of long-term debt during the five years subsequent to December 31, 2006, are as follows (in millions): 2007 - $214.0 (classified as current portion of long-term debt); 2008 - $14.0; 2009 - $68.5; 2010 - $99.9; and 2011 - $0.0.

Revolving Lines of Credit

At December 31, 2006, we were authorized to borrow up to a total of $400 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $200 million. This line of credit is unsecured and matures in April 2010. The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating. At December 31, 2006, we had $99.9 million outstanding at an average interest rate of 5.92% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with ABN AMRO, N.V. with a revolving credit facility up to $200 million.  Under the terms of the agreement, we sell substantially all of our eligible third-party receivables to JBH Receivables, LLC (JBR), a wholly owned, bankruptcy remote entity and retain servicing responsibilities.  The assets of JBR are not available to satisfy the creditors of any other entity, including our subsidiaries.  This facility matures on July 30, 2007.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market. At December 31, 2006, we had $200 million outstanding at an average interest rate of 5.58% under this agreement.

Term Loan

In connection with the purchase of used, dry-van trailers, we entered into a term loan and credit agreement (the “facility”) arranged by Sun Trust Bank in 2006.  This $100 million facility is collateralized by a security interest in the trailing equipment. This facility matures on September 29, 2009, and our borrowing costs are based on three-month LIBOR plus an applicable margin.  We are required to make periodic minimum principal payments.  The first principal payment of $3.5 million was due and paid on December 29, 2006.  Additional $3.5 million principal payments are due every three months thereafter through June 29, 2009.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2006.

4.              Capital Stock

We have one class of preferred stock and one class of common stock.  We had no outstanding shares of preferred stock at December 31, 2006 or 2005.  Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders.  At December 31, 2006, we had 13.2 million shares of common stock reserved for issuance pursuant to share-based payment plans, of which 10.1 million shares have not been granted.

In December 2004, our Board of Directors authorized the purchase of up to $100 million of our common stock.  We made no purchases in 2004 and commenced purchases of our common stock in

January 2005.  On April 21, 2005, our Board authorized the purchase of an additional $500 million of our common stock over the next five years.  We purchased 11.1 million shares of our common stock for $257 million in 2006 and 11.7 million shares for $239 million in 2005.  We are authorized to spend an additional $104 million to purchase our common stock through 2010.

On January 31, 2007, our Board of Directors declared a regular quarterly dividend of $0.09 per common share, payable on February 21, 2007, to stockholders of record on February 7, 2006.

5.              Share-based Compensation

We maintain a Management Incentive Plan (the “Plan”) that provides various share-based financial vehicles to compensate our key employees with shares of our common stock or common stock equivalents. Under the Plan, as amended, we have, from time to time, utilized restricted share unit awards, restricted options and nonstatutory stock options to compensate our employees and directors. We currently are utilizing restricted share units and nonstatutory stock options.

Our nonstatutory stock options may be granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vest over a 10-year period and are forfeited if the employee terminates for any reason other than death, disability or retirement after age 55. An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the exercise of an option.  We did not grant any stock options during the year ended December 31, 2006.  We granted 113,000 and 1,553,000 stock options in 2005 and 2004, respectively.

We began awarding restricted share units in 2005 and awarded 676,720 and 633,200 units during 2006 and 2005, respectively.  These restricted share units have various vesting schedules ranging from five to ten years. These restricted share units do not contain rights to vote or receive dividends until the vesting date.  Unvested restricted share units are forfeited if the employee terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee.

Prior to January 1, 2006, we accounted for our share-based compensation using the intrinsic value method and in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations.  In accordance with this previous guidance, compensation expense related to stock option grants was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.  Under APB 25, we recognized the cost of restricted share units over the applicable vesting period.  As a result, we recognized approximately $0.5 million of expense during 2005 related to our restricted share units.  However, prior to January 1, 2006, we did not record compensation expense related to unexercised stock options and provided pro forma disclosure amounts in our footnotes in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).

Statement of Financial Accounting Standards No. 123, Share-Based Payment (revised 2004) (SFAS 123R) required the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in our Consolidated Financial Statements based on the grant date fair value of those awards.  In accordance with SFAS 123R, this cost will be recognized over the period for which an employee is required to provide service in exchange for the award.  For awards outstanding as of January 1, 2006, SFAS 123R required us to recognize compensation expense for the unvested portion of outstanding share-based payments based on the fair value of the award on the grant date.  It also required that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  We adopted SFAS 123R, effective January 1, 2006, utilizing the modified prospective method and, therefore, did not restate our prior-period results.

The following table includes the disclosures required by SFAS 123, and illustrates the pro forma impact on net earnings and earnings per share as if we had applied the fair value recognition provision of SFAS 123:

	Years ended December 31
	2005	2004
Net earnings as reported	$207,311	$146,256
Deduct:
Compensation cost using the fair value method, net of tax	4,765	5,246
Pro forma	$202,546	$141,010

Net earnings per share
As reported
Basic	$1.32	$0.91
Diluted	$1.28	$0.88
Pro forma
Basic	$1.29	$0.88
Diluted	$1.25	$0.85

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated on the date of grant using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized for options granted in the respective periods:

	Years ended December 31
	2005	2004
Risk-free interest rate	4.33%	2.19%
Expected life (years)	6.38	6.58
Volatility	54.1%	55.6%
Expected dividend yield	1.06%	1.08%

Our financial results for the year ended December 31, 2006, were negatively impacted by the adoption of SFAS 123R. The requirement to account for share-based compensation under SFAS 123R rather than APB 25, effective January 1, 2006, reduced our earnings as follows (in thousands, except per share amounts):

Year ended December 31
2006
Earnings before income taxes	$5,405
Net earnings	$3,355
Basic earnings per share	$0.03
Diluted earnings per share	$0.03

Share-based compensation expense is recorded in salaries, wages and employee benefits in our Consolidated Statements of Earnings, along with other compensation expenses to employees.  The following table summarizes the components of our share-based compensation program expense (in thousands):

	Years ended December 31
	2006	2005
Stock options
Pre-tax compensation expense	$5,405	$—
Tax benefit	2,050	—
Stock option expense, net of tax	$3,355	$—
Restricted share units
Pre-tax compensation expense	$2,496	$479
Tax benefit	946	181
Restricted share unit expense, net of tax	$1,550	$298

We did not record compensation expense for the year ended December 31, 2004 under APB 25.  A summary of our nonstatutory stock options and restricted share units follows:

Stock Options

	Number of Shares (in thousands)	Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2003	15,773	$5.33	6.38	$128.8
Granted	1,553	19.72	—	—
Exercised	(3,395)	4.42	—	44.0
Forfeited	(90)	8.27	—	—
Outstanding at December 31, 2004	13,841	$7.15	6.45	$211.3
Granted	113	20.69	—	—
Exercised	(3,021)	4.53	—	48.9
Forfeited	(112)	7.81	—	—
Outstanding at December 31, 2005	10,821	$8.02	6.49	$158.3
Granted	—	—	—	—
Exercised	(1,868)	4.90	—	35.3
Forfeited	(173)	8.45	—	—
Outstanding at December 31, 2006	8,780	$8.67	6.13	$106.3
Exercisable at December 31, 2006	1,189	$5.63	4.53	$18.0

The weighted-average grant-date fair value of stock options granted was $10.76 and $10.26 for the years ended December 31, 2005 and 2004.  No stock options were granted during the year ended December 31, 2006.

Restricted Share Units

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2004	—	$—
Granted	633,200	18.89
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2005	633,200	$18.89
Granted	676,720	22.31
Vested	(13,119)	19.62
Forfeited	(11,060)	19.55
Unvested at December 31, 2006	1,285,741	$20.68

At December 31, 2006, we had $18.7 million and $21.9 million of total unrecognized compensation expense related to stock options and restricted share units, respectively, that is expected to be recognized over the remaining weighted average period of approximately 6.1 years for stock options and 8.3 years for restricted share units.

6.              Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31
	2006	2005	2004
Current:
Federal	$121,855	$114,745	$83,428
State and local	7,781	5,809	2,433
	129,636	120,554	85,861
Deferred:
Federal	5,891	5,131	61,375
State and local	(1,166)	630	8,787
	4,725	5,761	70,162
Total tax expense	$134,361	$126,315	$156,023

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% for the following reasons (in thousands):

	Years ended December 31
	2006	2005	2004
Income tax - statutory rate	$124,009	$116,769	$105,798
State tax, net of federal effect	5,232	7,492	6,439
Non-deductible meals and entertainment	5,691	5,380	6,255
Reserve for tax contingency	—	—-	33,600
Change in effective state tax rate, net of federal effect	(932)	(1,914)	2,622
Other, net	361	(1,412)	1,309
Total tax expense	$134,361	$126,315	$156,023

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, are presented below (in thousands):

	2006	2005
Deferred tax assets:
Claims accruals, principally due to accruals for financial reporting purposes	$2,311	$1,023
Accounts receivable, principally due to allowance for doubtful accounts	1,221	1,831
Vacation pay	5,614	5,627
Long-term deferred compensation	6,190	2,558
Tax contingency interest accrual	5,353	1,019
Interest rate swap	95	—
Other	3,354	1,023
Total gross deferred tax assets	24,138	13,081
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and capitalized interest	284,382	266,883
Prepaid permits and insurance, principally due to expensing for income tax purposes	30,684	31,582
Sale-and-leaseback transaction	20,102	20,102
Other	7,207	7,930
Total gross deferred tax liabilities	342,375	326,497
Net deferred tax liability	$318,237	$313,416

Income taxes refundable at December 31, 2006, were $11.8 million and income taxes payable at December 31, 2005, were $1.9 million.  These amounts have been included in income tax receivable and other accrued expenses on the balance sheet, respectively.

We believe our history of profitability and taxable income, the reversal of deferred tax liabilities, and our utilization of tax planning sufficiently supports the carrying amount of the deferred tax assets.  Accordingly, we have not recorded a valuation allowance as all deferred tax benefits are more likely than not to be realized.

The Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions.  In 1999, we entered into a series of transactions effecting a sale and leaseback of a portion of our Intermodal container and chassis fleet for a selling price of approximately $175 million.  This transaction was examined by the IRS in an audit of our 1998 and 1999 tax returns.  In December 2003, we received an IRS Notice of Proposed Assessment that disallowed the tax benefits associated with these transactions, and as a result, we have filed an appeal in the matter. Based on events occurring subsequent to December 31, 2004, we have reversed all prior benefits taken on this transaction. We have recorded a contingent liability of approximately $42.9 million (including accrued interest of $15.9 million) at December 31, 2006, and $36.3 million (including accrued interest of $9.3 million) at December 31, 2005, as a component of other long-term liabilities on our balance sheet. We have held conferences with the IRS Appeals Division; however, no resolution of the matter has been reached. If a resolution cannot ultimately be reached in the appeals process, the IRS will forward a 90-day letter, also known as a Notice of Deficiency.  A resolution of the dispute could occur at any point in the administrative process or could extend through a trial and court appeals.  If we are unsuccessful in defending this transaction, we could owe additional taxes and interest, which we believe have been properly accrued on our balance sheet at December 31, 2006.  We continue to believe that our tax positions comply with applicable tax law for which we received advice and opinions from our then external public accountants and attorneys prior to entering into these transactions, and we continue to vigorously defend against the IRS position using all administrative and legal processes available.

7.              Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate.  We match a specified percentage of employee contributions, subject to certain limitations.  For the years ended December 31, 2006, 2005 and 2004, our matching contributions to the plan were $7.5 million, $7.6 million and $6.0 million, respectively.

We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation.  Participants can elect to defer up to a maximum of 50% of their base salary as well as up to 85% of their bonus for the year.  The compensation deferred under this plan is credited with earnings or losses of investments elected by plan participants.  Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee.  A participant may elect to receive deferred amounts in one payment or, if the balance is greater than $25,000, in quarterly installments payable over a period of 3, 5, 10 or 15 years upon reaching age 55, having 15 years of service, or becoming disabled.  Our total liability under this plan was $8.6 million as of December 31, 2006, and $6.7 million as of December 31, 2005.  These amounts are included in other long-term liabilities in our Consolidated Balance Sheets.  Participant withholdings are held by a trustee and invested in equity securities as directed by participants.  These investments are included in other assets in our Consolidated Balance Sheets and totaled $8.6 million as of December 31, 2006 and $6.7 million as of December 31, 2005.

8.              Derivative and Financial Instruments

Interest rate swap

On September 29, 2006, we entered into an agreement to swap the variable rate on our $100 million term loan and credit facility for a fixed 5.85% interest rate. This interest rate swap effectively converts the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The swap expires September 29, 2009, when the related term loan is due. The derivative is designated as a hedge of the variability of cash flows to be paid related to the term loan and meets the required criteria of a cash flow hedge under the provisions of SFAS 133. Accordingly, changes in the fair value of the derivative are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings to the extent the derivative is effective in offsetting gains and losses of changes in the fair value of the hedged item. The ineffective portion of gains and losses, if any, is recorded in current earnings through interest expense.  The fair value of the swap is recorded in other non-current liabilities at December 31, 2006.

Fair value

The carrying amounts and estimated fair values of our long-term debt and interest rate swap contract at December 31, 2006, were as follows (in thousands):

	Carrying Value	Estimated Fair Value
Revolving lines of credit	$299,900	$299,900
Term loan	96,500	96,500
Interest rate swap (liability)	243	243

The carrying amounts of all other instruments at December 31, 2006, approximate their fair value due to the short maturity of these instruments.

9.              Comprehensive Income

Comprehensive income includes changes in the fair value of derivative instruments, which qualify for hedge accounting. A reconciliation of Net income and Comprehensive income follows (in thousands):

	Years ended December 31
	2006	2005	2004

Net income	$219,952	$207,311	$146,256
Unrealized loss on derivative instruments	(243)	—	—
Income tax benefit	95	—	—
Comprehensive income	$219,804	$207,311	$146,256

10.       Related-Party Transactions

In October 2005, we announced a $10 million gift to the University of Arkansas to facilitate the construction of a new J.B. Hunt Transport Services, Inc. Center for Academic Excellence building.  Dr. John A. White has been a member of our Board of Directors since 1998 and serves as the Chairman of our Audit Committee.  Dr. White is the Chancellor of the University of Arkansas.  Johnelle D. Hunt serves as our Corporate Secretary and has been a member of our Board of Directors since 1993.  Mrs. Hunt served as Treasurer for the University of Arkansas’ Campaign for the 21st Century.  Neither of the aforementioned board members was instrumental in securing this contribution, nor did either participate in the voting processes related to this transaction.

In April 2004, we sold an aircraft hanger, which we had owned since 1993.  Net proceeds from this sale totaled $988,000 and we recognized an approximate $532,000 gain on this sale.  The hanger was sold to Pinnacle Air Facilities LLC (Pinnacle).  Mr. J.B. Hunt, our former Senior Chairman, was a principal and a director of Pinnacle prior to his death in late 2006.  The selling price of the hanger was approved by our Board of Directors and was based on a written appraisal of the property prepared by an independent third-party appraiser.

11.       Commitments and Contingencies

During 1999, we entered into a sale-and-leaseback transaction for a portion of our container fleet.  Containers having a net book value of approximately $175 million were sold to third-party leasing companies at approximately net book value.  A gain of approximately $600,000 on the transaction has been deferred and is amortized to income in relation to rent expense recognized under the leases.  The containers are being leased back under operating leases over terms of four to ten years, which began in 1999.  Approximately $11.4 million, $0 and $5.9 million of this intermodal trailing equipment was repurchased in 2006, 2005 and 2004, respectively.

As of December 31, 2006, we had approximately $47.6 million of obligations remaining under operating lease arrangements related to trailing equipment and terminal facilities.  None of our operating leases contains any guaranteed residual value clauses.  Under the terms of certain lease agreements, we are required to maintain certain covenants, including minimum credit ratings.  We were in compliance with these requirements at December 31, 2006.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2006, are (in thousands):

Operating
Leases
2007	$31,463
2008	12,301
2009	1,144
2010	786
2011	702
Thereafter	1,198
$47,594

Total rent expense was $78.8 million in 2006, $93.5 million in 2005, and $95.0 million in 2004.

At December 31, 2006, we had outstanding commitments to acquire approximately $135.8 million of revenue equipment and facilities in 2007.  This amount is net of expected allowances and sales proceeds from equipment dispositions.

During 2006, we issued financial standby letters of credit as a guarantee of our performance under certain operating lease commitments and self-insurance arrangements.  If we default on our commitments under the lease agreements or other arrangements, we are required to perform under these guarantees.  The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $15.0 million.

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

12.       Affiliated Company

We have a 37% ownership interest in a logistics joint venture called Transplace, Inc. (TPI). TPI was formed in July 2000 when we, along with five other motor carriers, contributed our existing non-asset-based logistics business to the new entity.  No gain or loss was recognized upon the formation of TPI.  We routinely enter into transactions with TPI regarding the movement of freight.  We provided various services to TPI under a shared-service agreement, primarily related to computer system operations, services and maintenance.  We earn transportation revenues from and purchase transportation services from TPI.  We also utilize travel services provided by TPI.  We, along with the other motor carriers, advanced funds to TPI in the form of a note receivable during 2005.  We have reduced the balance of this receivable by the amount of our equity in loss of TPI during 2006.  This note receivable balance, including accrued interest, was $5.3 million at December 31, 2006, after the reduction based on our equity in loss of TPI, and carried an interest rate of 6.0%.  This note receivable from TPI is classified as an other asset on our Consolidated Balance Sheet at December 31, 2006.  In January 2007, we extended the due date on this note to January 2009.  When the note is paid, any reduction in the value of the note as a result of our portion of equity losses in TPI will be recovered and recorded as a gain in the period collected.  A summary of our revenues and expenses related to TPI for the three-year periods ended December 31, 2006, and balance sheet amounts at December 31, 2006 and 2005, is presented below (in millions):

	Years ended December 31
	2006	2005	2004
Revenue earned from TPI for providing transportation services	$50.8	$46.2	$67.9
Amount billed to TPI for information technology services provided	$2.6	$4.6	$5.4
Purchased transportation expense paid to (received from) TPI for freight movements	$0.2	$(0.2)	$3.3
Payments to TPI for travel services provided	$0.3	$0.4	$0.4

	December 31
	2006	2005
Accounts receivable from TPI, included in trade accounts receivable	$8.1	$7.7
Note receivable, including interest from TPI	$5.3	$8.6

13.       Segment Information

We have three reportable business segments, Intermodal (JBI), Dedicated Contract Services (DCS), and Truck (JBT).  The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations.  DCS segment business typically includes company-owned revenue equipment and employee drivers that are assigned to a specific customer, traffic lane or service.  DCS operations usually include formal, written long-term agreements or contracts that govern services performed and applicable rates.  JBT business includes full-load dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail.

Our customers are geographically dispersed across the United States.  One customer accounted for approximately 14%, 15% and 15% of consolidated operating revenues in 2006, 2005 and 2004, respectively.  A summary of certain segment information as of December 31, is presented below (in millions):

	Assets (1)
	2006	2005	2004
JBI	$537	$416	$359
DCS	450	386	355
JBT	575	522	454
Other (includes corporate)	208	225	335
Total	$1,770	$1,549	$1,503

	Revenues Years ended December 31
	2006	2005	2004
JBI	$1,430	$1,284	$1,115
DCS	915	844	760
JBT	1,008	1,020	928
Total segment revenues	3,353	3,148	2,803
Inter-segment eliminations	(25)	(20)	(17)
Total	$3,328	$3,128	$2,786

	Operating Income Years ended December 31
	2006	2005	2004
JBI (2)	$182	$124	$131
DCS	104	100	75
JBT	87	119	103
Other	—	1	1
Total	$373	$344	$310

	Depreciation and Amortization Expense Years ended December 31
	2006	2005	2004
JBI	$34	$26	$22
DCS	65	59	56
JBT	73	67	61
Other	12	11	11
Total	$184	$163	$150

(1)       Business segment assets exclude the net impact of inter-company transactions and accounts.

(2)          JBI 2005 operating income reflects a $25.8 million BNI arbitration settlement charge.

14.  Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2006 and 2005, are as follows (in thousands, except per-share data):

	Quarter
	First	Second	Third (1)	Fourth
2006:
Operating revenues	$779,900	$838,253	$858,265	$851,569
Operating income	$81,388	$95,408	$100,489	$95,368
Net earnings	$48,980	$55,334	$57,834	$57,804
Basic earnings per share	$0.32	$0.37	$0.40	$0.40
Diluted earnings per share	$0.31	$0.36	$0.39	$0.39

2005:
Operating revenues	$709,178	$759,206	$801,140	$858,375
Operating income	$79,167	$93,005	$65,102	$106,626
Net earnings	$47,499	$54,631	$39,843	$65,338
Basic earnings per share	$0.30	$0.34	$0.25	$0.42
Diluted earnings per share	$0.29	$0.33	$0.25	$0.41

(1)          Reflects a $25.8 million pretax, or a $16.5 million after-tax, charge in 2005 for a BNI arbitration settlement charge