Form 10-Q
period 2007-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2007-04-30
CIK 728535

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

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

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2007 was 141,181,994.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended March 31, 2007

Part I.    Financial Information

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31
	2007	2006

Operating revenues, excluding fuel surcharge revenues	$706,472	$690,035
Fuel surcharge revenues	90,979	89,865
Total operating revenues	797,451	779,900

Operating expenses:
Rents and purchased transportation	266,510	265,587
Salaries, wages and employee benefits	219,225	214,528
Fuel and fuel taxes	105,045	104,582
Depreciation and amortization	49,520	43,530
Operating supplies and expenses	36,561	34,909
Insurance and claims	17,303	12,462
Operating taxes and licenses	8,379	8,415
General and administrative expenses, net of gains on asset dispositions	9,076	8,622
Communication and utilities	5,433	5,877
Total operating expenses	717,052	698,512
Operating income	80,399	81,388
Interest income	236	199
Interest expense	7,591	705
Equity in loss of associated company	515	587
Earnings before income taxes	72,529	80,295
Income taxes	28,359	31,315
Net earnings	$44,170	$48,980

Weighted average basic shares outstanding	142,969	154,050

Basic earnings per share	$0.31	$0.32

Weighted average diluted shares outstanding	146,473	158,245

Diluted earnings per share	$0.30	$0.31

Dividends declared per common share	$0.09	$0.08

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,484	$7,371
Accounts receivable, net	329,751	346,251
Prepaid expenses and other	90,190	117,621
Total current assets	429,425	471,243
Property and equipment, at cost	1,961,230	1,884,318
Less accumulated depreciation	632,315	600,767
Net property and equipment	1,328,915	1,283,551
Other assets	15,046	15,263
	$1,773,386	$1,770,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$164,000	$214,000
Trade accounts payable	175,162	170,672
Other current payables	61,890	0
Claims accruals	18,516	20,042
Accrued payroll	40,697	42,352
Other accrued expenses	21,304	7,961
Deferred income taxes	35,751	23,703
Total current liabilities	517,320	478,730

Long-term debt	285,000	182,400
Other long-term liabilities	33,251	54,656
Deferred income taxes	249,302	294,534
Stockholders’ equity	688,513	759,737
	$1,773,386	$1,770,057

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31
	2007	2006
Cash flows from operating activities:
Net earnings	$44,170	$48,980
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,520	43,530
Share-based compensation	2,043	1,902
Gain on sale of revenue equipment	(326)	(787)
Provision (benefit) for deferred income taxes	(8,603)	12,111
Equity in loss of associated company	515	587
Changes in operating assets and liabilities:
Trade accounts receivable	16,500	36,188
Income tax payable	25,246	0
Other assets	15,608	16,097
Trade accounts payable	4,490	5,185
Claims accruals	(1,526)	(2,878)
Accrued payroll and other accrued expenses	6,558	(9,139)
Net cash provided by operating activities	154,195	151,776

Cash flows from investing activities:
Additions to property and equipment	(104,731)	(86,624)
Net proceeds from sale of equipment	10,173	19,234
Increase in other assets	(299)	(843)
Net cash used in investing activities	(94,857)	(68,233)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	200,000	0
Payments on long-term debt	(3,500)	0
Net repayments on revolving lines of credit	(143,900)	(76,600)
Issuance (purchase) of treasury stock and other	(101,661)	2,753
Tax benefit of stock options exercised	4,813	4,019
Dividends paid	(12,977)	(12,306)
Net cash used in financing activities	(57,225)	(82,134)
Net increase in cash and cash equivalents	2,113	1,409
Cash and cash equivalents at beginning of period	7,371	7,412
Cash and cash equivalents at end of period	$9,484	$8,821

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,119	$453
Income taxes	$16,741	$10,008

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements.  While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2007, or any other interim period.  Our business is somewhat seasonal with slightly higher freight volumes typically experienced during the months of August through early November.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.   We are currently assessing the impact of SFAS 157 on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 159 on our financial statements.

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

We had options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares for the period.  A summary of those options follows:

	Three Months Ended March 31
	2007	2006
Number of shares under option	0	13,000
Range of exercise price	—	$24.27 - $24.43

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

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31
	2007	2006
Stock options:
Pre-tax compensation expense	$1,002	$1,351
Tax benefit	392	527
Stock option expense, net of tax	$610	$824
Restricted share units:
Pre-tax compensation expense	$1,042	$551
Tax benefit	407	215
Restricted share unit expense, net of tax	$635	$336

Stock Options

While we have not granted nonstatutory stock options since calendar year 2005, we have stock options outstanding from previous grants.  Our nonstatutory stock options may be granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee.  These options generally vest over a 10-year period, with accelerated vesting if there is a change in control, as defined by the plan, and are forfeited if the employee terminates for any reason other than death, disability or retirement after age 55.  An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the exercise of an option.

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	8,780	$8.67	6.13	$106.3
Granted	0	—	—	—
Exercised	662	4.98	—	—
Forfeited	11	12.13	—	—
Outstanding at March 31, 2007	8,107	$8.97	6.10	$72.7
Exercisable at March 31, 2007	649	$6.34	5.43	$4.1

Restricted Share Units

We began awarding restricted share units in 2005.  Through March 31, 2007, we have awarded 1.3 million units.  Restricted share units have various vesting schedules ranging from five to ten years.  These restricted share units do not contain rights to vote or receive dividends until the vesting date.  Unvested restricted share units are forfeited if the employee terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee.

	Number of Shares	Weighted - Average Grant - Date Fair Value
	(in thousands)
Unvested at January 1, 2007	1,286	$20.68
Granted	11	25.80
Vested	0	—
Forfeited	2	21.54
Unvested at March 31, 2007	1,295	$20.72

As of March 31, 2007, we had $17.5 million and $21 million of total unrecognized compensation expense related to nonstatutory stock options and restricted share units, respectively, which is expected to be recognized over the remaining weighted-average period of approximately 2.96 years for stock options and 3.89 years for restricted share units.

4.         Debt (in millions)

	March 31, 2007	December 31, 2006
Revolving lines of credit	$156.0	$299.9
Senior Notes	200.0	0
Term loan	93.0	96.5
Less current maturities	(164.0)	(214.0)
Total long-term debt	$285.0	$182.4

Revolving Lines of Credit

At March 31, 2007, we were authorized to borrow up to a total of $450 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $250 million.  Effective March 29, 2007, we entered into a new senior revolving credit facility agreement, which replaced our previous senior revolving credit facility dated April 27, 2005. This new credit facility has a five year term expiring March 29, 2012, and allows us to request an increase in the total commitment by up to $100 million.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating. At March 31, 2007, we had $6.0 million outstanding at an average interest rate of 8.32% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with ABN AMRO, N.V., with a revolving credit facility up to $200 million.  Under the terms of the agreement, we sell substantially all of our eligible third-party trade receivables to JBH Receivables, LLC (JBR), a wholly owned, bankruptcy remote entity and retain servicing responsibilities.  The assets of JBR are not available to satisfy the creditors of any other entity, including our subsidiaries.  This facility matures on July 30, 2007.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market. At March 31, 2007, we had $150.0 million outstanding at an average interest rate of 5.56% under this agreement.  We plan to renew this line of credit upon expiration with a one-year term.

Senior Notes

On March 29, 2007, we sold $200 million of 5.31% Senior Notes (Notes), which are due March 29, 2011, to various purchasers through a private placement offering pursuant to our Note Purchase Agreement dated March 15, 2007.  The proceeds were used for the purchase of trailing equipment off operating leases and for general working capital purposes.  The Notes were sold at par value.  Interest payments are due semi-annually, with the first payment due September 29, 2007.

Term Loan

On September 29, 2006, we entered into a $100 million term loan and credit agreement arranged by Sun Trust Bank, in connection with our purchase of used, dry-van trailers.  This $100 million facility is collateralized by a security interest in the trailing equipment.  This facility matures on September 29, 2009, and our borrowing costs are based on three-month LIBOR plus an applicable margin.  We are required to make minimum quarterly principal payments in the amount of $3.5 million, through June 29, 2009.  Stated interest on this facility is a 3-month LIBOR variable rate.  See Note 5, Derivative Financial Instruments, for terms of an interest rate swap entered into to effectively convert this variable rate debt to a fixed rate.  At March 31, 2007, we had $93 million outstanding under this agreement.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2007.

5.         Derivative Financial Instruments

On September 29, 2006, we entered into an agreement to swap the variable rate on our $100 million term loan and credit facility for a fixed 5.85% interest rate.  This interest rate swap effectively converts the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense.  The swap expires September 29, 2009, when the related term loan is due.  The derivative is designated as a hedge of the variability of cash flows to be paid related to the term loan and meets the required criteria of a cash flow hedge under the provisions of SFAS 133.  Accordingly, changes in the fair value of the derivative are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings to the extent the derivative is effective in offsetting gains and losses of changes in the fair value of the hedged item.  The ineffective portion of gains and losses, if any, is recorded in current earnings through interest expense.  The fair value of the swap is recorded in other non-current liabilities at March 31, 2007.

6.         Capital Stock

On April 21, 2005, our Board of Directors authorized the purchase of $500 million of our common stock through 2010, of which $103 million was remaining at December 31, 2006.  During the three months ended March 31, 2007, we purchased approximately four million shares for $103 million, thereby using all of the remaining amount authorized.

7.         Comprehensive Income

Comprehensive income includes changes in the fair value of derivative instruments, which qualify for hedge accounting.  A reconciliation of Net Earnings and Comprehensive Income follows (in thousands):

	Three Months Ended March 31
	2007	2006
Net Earnings	$44,170	$48,980
Unrealized loss on derivative instruments	(481)	0
Income tax benefit	188	0
Comprehensive Income	$43,877	$48,980

8.         Income Taxes

Our effective income tax rate was 39.1% for the three month period ended March 31, 2007, compared with 39.0% in 2006.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  The 2007 effective income tax rate reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

In July, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  We were required to adopt the provisions of FIN 48, effective January 1, 2007.  As a result of this adoption, we recognized additional tax liabilities of $7.5 million with a corresponding reduction to beginning retained earnings as of January 1, 2007.  At March 31, 2007, we had a total of $82.5 million in gross unrecognized tax benefits.  Of this amount, $57.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $19.9 million at March 31, 2007.  Interest and penalties related to income taxes are classified as interest expense in our financial statements.  Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.

As previously disclosed, the Internal Revenue Service (IRS) has proposed to disallow the tax benefits associated with certain sale-and-leaseback transactions completed in 1999.  Prior to adoption of FIN 48, we had $42.9 million recorded as a contingent liability and $20.1 million recorded in deferred tax liabilities to fully reserve the tax benefits and accrue the potential interest expense for these transactions.  We reclassified $61.9 million from these long-term accounts to current liabilities on our condensed consolidated balance sheet as of March 31, 2007, as we anticipate resolution of the matter within the next 12 months, subsequent to completion of a Post Appeals Mediation in June 2007.

The IRS has also completed examinations for our 2000-2003 tax years.  We have filed responses to items raised on these examinations and accounted for the financial effects of timing differences, as proposed by the IRS, in the cumulative adjustment.  We have also recorded unrecognized tax benefits for various state apportionment and nexus issues with related interest and/or penalties.  The federal statute of limitations remains open for years 1999 and forward due to the examinations described above.  Tax years 1996 and forward are subject to audit by state tax authorities in major jurisdictions.

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

10.      Business Segments

We reported three distinct business segments during the year ended December 31, 2006 and the three months ended March 31, 2006.  These segments included: Intermodal (JBI), Dedicated Contract Services (DCS), and Truck (JBT).  The operation of each of these businesses is described in Note 13 of our Annual Report (Form 10-K) for the year ended December 31, 2006.  Effective the three months ended March 31, 2007, we began reporting a fourth business segment, Integrated Capacity Solutions (ICS).  The ICS segment provides comprehensive transportation services and solutions by utilizing a network of third-party carriers.  These carriers at times had supplemented our dry van, full-load operations, and were previously aggregated with the JBT segment.  We now evaluate performance and allocate resources based on the four operating segments.  A summary of certain segment information is presented below (in millions):

	Assets (*) March 31
	2007	2006
JBI	$566	$436
DCS	436	388
JBT	588	498
ICS	6	4
Other (includes corporate)	177	197
Total	$1,773	$1,523

*  Business segment assets exclude the net impact of intercompany accounts.

	Operating Revenues For The Three Months Ended March 31
	2007	2006
JBI	$354	$324
DCS	224	211
JBT	214	241
ICS	13	10
Other (includes corporate)	(8)	(6)
Total	$797	$780

	Operating Income For The Three Months Ended March 31
	2007	2006
JBI	$47	$36
DCS	22	23
JBT	11	21
ICS	1	1
Other (includes corporate)	(1)	0
Total	$80	$81

	Depreciation and Amortization Expense For The Three Months Ended March 31
	2007	2006
JBI	$10	$7
DCS	18	15
JBT	19	18
ICS	0	0
Other (includes corporate)	3	4
Total	$50	$44

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should refer to the attached interim condensed consolidated financial statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2006 as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service.  Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during the months of August through early November.  You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2006, for additional information on risk factors and other events that are not within our control.

Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the Securities and Exchange Commission.

GENERAL

We are one of the largest full-load and multi-modal transportation companies in North America.  We operate four distinct, but complementary, business segments and provide a wide range of general and specifically tailored freight and logistics services to our customers.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes.  Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent assets and liabilities are affected by these estimates.  We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from our estimates.  Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revision become known.

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K).  The four critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes.  We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.  In addition, Note 2 to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2006, contains a summary of our significant accounting policies.

With the exception of income taxes, there have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our annual report on Form 10-K.  The methodology applied to our estimate for income taxes changed due to the implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48), which became effective for us beginning in 2007.  As a result of this adoption, we recognized additional tax liabilities of $7.5 million with a corresponding reduction to beginning retained earnings as of January 1, 2007.  See Note 8 to the accompanying financial statements for a further discussion of the effect of FIN 48.  We expect that the amount of unrecognized tax benefits will change in the next 12 months, including the specific IRS issue discussed in Note 8.

Segments

We operated four segments during the first quarter of 2007.  The operation of each of these businesses, with the exception of Integrated Capacity Solutions (ICS), is described in Note 13 of our annual report (Form 10-K) for the year ended December 31, 2006.  ICS is described in Note 10 of our accompanying unaudited condensed consolidated financial statements.

The following table presents the operating revenues and operating income for ICS for each of the four quarters in the year ended December 31, 2006 (in thousands):

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating Revenue	$10,274	$11,102	$10,407	$10,031
Operating Income	$884	$1,015	$847	$656

RESULTS OF OPERATIONS

Summary of Operating Segment Results

For the Three Months Ended March 31

(in millions)

	Operating Revenues			Operating Income
	2007	2006	% Change	2007	2006
JBI	$354	$324	9%	$46.6	$35.9
DCS	224	211	6	22.0	22.8
JBT	214	241	(11)	11.4	21.4
ICS	13	10	30	0.5	1.0
Other (includes corporate)	0	0	—	(0.1)	0.3
Subtotal	805	786	2%	80.4	81.4
Inter-segment eliminations	(8)	(6)	33%	—	—
Total	$797	$780	2%	$80.4	$81.4

Our total consolidated operating revenues increased to $797 million for the first quarter of 2007, a 2% increase over the $780 million in the first quarter of 2006.  Quarter-to-date, fuel surcharge revenues (FSC) were $91.0 million during the current quarter, compared with $89.9 million in 2006.  This FSC revenue had only a slight impact on our quarter to quarter comparison.  If FSC revenues were excluded from both periods, the increase of 2007 revenue over 2006 would have been 2.4%.  This increased level of revenue, excluding FSC, was primarily attributable to growth in our Intermodal, Dedicated Contract Services, and Integrated Capacity Solutions segments.  The combined tractor fleet grew from 11,925 in the first quarter of 2006 to 11,971 in the first quarter of 2007.  Containers and trailers grew from 50,215 to 54,814 over the same period.  The growth in the fleet was to support additional intermodal and dedicated business.

JBI segment revenue increased 9%, to $354 million during the first quarter of 2007, compared with $324 million in 2006.  This increase in segment revenue was primarily a result of 3.5% higher revenue per loaded mile, exclusive of fuel surcharges, and an 8% increase in load volume.  Operating income of the JBI segment rose to $46.6 million in the first quarter of 2007, from $35.9 million in 2006, primarily due to the increase in revenue, rate increases and lower leased equipment costs.

DCS segment revenue grew 6%, to $224 million in 2007, from $211 million in 2006.  This increase in DCS segment revenue was driven by a 5% increase in revenue per loaded mile, excluding fuel surcharges, and a slight increase in revenue per truck per week, which was partly offset by a small decrease in total utilization and an increase in empty miles.  Operating income of our DCS segment decreased to $22.0 million in 2007, from $22.8 million in 2006.  The decline in operating income was partly due to severe winter weather resulting in higher towing and maintenance costs and increased engine idle time compared to the first quarter of 2006.  Casualty and workers’ compensation expenses were also higher in the current quarter.

JBT segment revenue totaled $214 million for the first quarter of 2007, a decrease of 11% from the $241 million in the first quarter of 2006.  This decrease in revenue was primarily a result of a 7% decrease in loads hauled, compared to the same quarter a year ago, as demand was much softer in the first quarter of 2007.  At the end of the first quarter, the fleet size declined 258 trucks, or 5%, compared to the first quarter of 2006.  Despite softer conditions, rate per loaded mile, excluding fuel surcharge, increased by 1%, compared to prior year.  Operating income of our JBT segment declined during the first quarter of 2007 to $11.4 million, from $21.4 million in 2006.  In addition to the impact of revenue from the decrease in load volume, operating costs were higher in the first quarter of 2007 compared with 2006, partly due to adverse weather in February and March, which caused increases in insurance claims and tractor maintenance.

ICS segment revenue grew 30%, to $13 million in 2007, from $10 million in 2006, which was attributable to increases in load volume from both new and existing clients.  Operating income of our ICS segment decreased to $0.5 million, from $1.0 million in 2006, as a result of higher personnel and technology costs in growing the ICS segment, as well as higher allocations of corporate support costs, due to redirecting focus to support the ICS segment operations.  Our ICS staff grew 112% during the first quarter of 2007, compared with 2006, which was largely in sales and operations, in anticipation of the growth in the ICS segment.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2007	2006	2007 vs. 2006
Total operating revenues	100.0%	100.0%	2.3%
Operating expenses:
Rents and purchased transportation	33.4	34.1	0.3
Salaries, wages and employee benefits	27.5	27.5	2.2
Fuel and fuel taxes	13.2	13.4	0.4
Depreciation and amortization	6.2	5.6	13.8
Operating supplies and expenses	4.6	4.5	4.7
Insurance and claims	2.2	1.6	38.8
Operating taxes and licenses	1.0	1.1	(0.4)
General and administrative expenses, net of gains on asset dispositions	1.1	1.1	5.3
Communication and utilities	0.7	0.7	(7.6)
Total operating expenses	89.9	89.6	2.7
Operating Income	10.1	10.4	(1.2)
Interest income	0.0	0.0	18.6
Interest expense	0.9	0.1	976.7
Equity in loss of associated company	0.1	0.0	(12.3)
Earnings before income taxes	9.1	10.3	(9.7)
Income taxes	3.6	4.0	(9.4)
Net earnings	5.5%	6.3%	(9.8)%

Total operating expenses increased 2.7%, while operating revenues increased 2.3%, during the first quarter of 2007, over the comparable period of 2006.  As previously mentioned, changes in fuel costs and FSC revenues can have an impact on the comparison of revenues and costs between reporting periods.  Operating income declined to $80.4 million during the first quarter of 2007, from $81.4 million in 2006.

Rents and purchased transportation costs increased by less than one percent in 2007.  The small increase in expense is due to additional funds paid to railroads related to our JBI business growth and slight increases in the volume of outsourced freight, empty moves, and rates charged by our rail carriers.  The increase is partially offset by reduced costs to rent and lease third-party trailing equipment, as we continue to purchase trailers, containers and chassis.

Salaries, wages and employee benefit costs increased 2.2% in 2007 over 2006, but remained consistent as a percentage of revenue.  While we continue to increase various levels of driver compensation as required to attract and retain quality drivers, we, to date, have been able to recover the majority of these higher costs through rate increases.

Fuel costs increased less than one half of one percent in 2007, compared with 2006.  Our fuel cost per gallon during the current quarter was essentially the same as the comparable period in 2006.  We have fuel surcharge programs in place with the majority of our customers which allow us to adjust charges relatively quickly when fuel costs change.  Fuel miles per gallon in 2007 decreased slightly compared to 2006, as a result of severe winter weather increasing engine idle times and less fuel efficient engines.

 Depreciation and amortization expense increased 13.8% in 2007, which is the result of the expansion of our container and trailing equipment fleet, as well as slightly higher purchase prices for tractors.  The 4.7% increase in operating supplies and expenses was primarily due to higher tractor maintenance, tire costs and towing costs, as a result of the severe winter weather, compared with the first quarter of 2006.  Insurance and claims expense grew 38.8% for 2007 compared with 2006, primarily due to higher casualty claims incidents and increased cost per claim recognized in the current quarter.

General and administrative expenses increased 5.3% for the quarter over the comparable period in 2006, partly as a result of lower amounts billed to Transplace, Inc. (TPI) for information technology services provided and a decrease in the amount of gains from revenue equipment sales to other third parties.  Net gains from the sale of revenue equipment were $0.3 million in 2007, compared with $0.8 million in 2006.  The resulting increase in general and administrative expenses was partially offset by a decrease in bad debt expense and driver advertising costs.

Net interest expense increased significantly in 2007, primarily due to increased debt levels.  Total debt increased to $449.0 million at March 31, 2007, from $47.4 million at March 31, 2006.  Our higher debt levels were primarily a result of borrowings to fund treasury stock repurchase activity and the acquisition of trailing equipment.

The “equity in loss of associated company” item on our consolidated statement of earnings reflects our share of the operating results of TPI.

Our effective income tax rate was 39.1% in 2007 and 39.0% in 2006.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  Our effective annual tax rate for calendar year 2006 was 37.9%.  The increase in 2007 is partially attributed to the adoption of a new accounting principle, FIN 48.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $154 million during the first three months of 2007, compared with $152 million for the same period of 2006.  After consideration of adjustments for non-cash items such as depreciation and amortization, relative to 2006, our net earnings had a slight positive impact on net cash provided by operating activities by approximately $1 million.  Operating cash flows increased primarily as a result of the timing of net income tax payments.  Cash provided by operating activities were partially offset by lower collections on trade receivables compared to 2006.  Net cash used in investing activities totaled $95 million in 2007, compared with $68 million in 2006.  This increase reflects additional purchases of containers and chassis, as well as new and existing trailing equipment off operating leases.  Net cash used in financing activities was $57 million in 2007, compared with $82 million in 2006.  The decrease in the amount of cash used in financing activities was primarily the result of the new senior notes issuance of $200 million, offset by a $50 million repayment on our Accounts Receivable Securitization program and $103 million of stock repurchases as well as a payment of approximately $93 million on our senior revolving credit facility.  Our dividend payments totaled nearly $13 million in 2007, up slightly from $12 million in 2006.

	March 31, 2007	December 31, 2006	March 31, 2006
Working capital ratio	.83	.98	1.58
Current maturities of long-term debt (millions)	$164.0	$214.0	$0
Total debt (millions)	$449.0	$396.4	$47.4
Total debt to equity	.65	.52	.06
Total debt as a ratio to total capital	.39	.34	.05

Liquidity

Our need for capital has typically resulted from the acquisition of intermodal containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment with new, late model equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances.  We have also periodically utilized operating leases to acquire revenue equipment.  To date, none of our operating leases contain any guaranteed residual value clauses.

At March 31, 2007, we were authorized to borrow up to a total of $450 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $250 million.  Effective March 29, 2007, we entered into a new senior revolving credit facility agreement, which terminated and replaced our previous senior revolving credit facility dated April 27, 2005. This new credit facility has a five year term expiring March 29, 2012, and allows us to request an increase in the total commitment by up to $100 million.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating. At March 31, 2007, we had $6.0 million outstanding at an average interest rate of 8.32% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with ABN AMRO, N.V., with a revolving credit facility up to $200 million.  Under the terms of the agreement, we sell substantially all of our eligible third-party trade receivables to JBH Receivables, LLC (JBR), a wholly owned, bankruptcy remote entity and retain servicing responsibilities.  The assets of JBR are not available to satisfy the creditors of any other entity, including our subsidiaries.  This facility matures on July 30, 2007.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market. At March 31, 2007, we had $150.0 million outstanding at an average interest rate of 5.56% under this agreement.  We plan to renew this line of credit upon expiration with a one-year term.

On March 29, 2007, we sold $200 million of 5.31% Senior Notes (Notes), which are due March 29, 2011, to various purchasers through a private placement offering pursuant to our Note Purchase Agreement dated March 15, 2007.  The proceeds were used for the purchase of trailing equipment off operating leases and for general working capital purposes.  The Notes were sold at par value.  Interest payments are due semi-annually, with the first payment due September 29, 2007.

On September 29, 2006, we entered into a $100 million term loan and credit agreement arranged by Sun Trust Bank, in connection with our purchase of used, dry-van trailers.  This $100 million facility is collateralized by a security interest in the trailing equipment.  This facility matures on September 29, 2009, and our borrowing costs are based on three-month LIBOR plus an applicable margin.  We are required to make minimum quarterly principal payments in the amount of $3.5 million, through June 29, 2009.  Stated interest on this facility is a 3-month LIBOR variable rate.  See Note 5, Derivative Financial Instruments, to the accompanying financial statements for terms of an interest rate swap entered into to effectively convert this variable rate debt to a fixed rate.  At March 31, 2007, we had $93 million outstanding under this agreement.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2007.

We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  Decreases in our working capital ratio were primarily driven by increases in debt issuances to purchase revenue equipment and our common stock.

	Contractual Cash Obligations As of March 31, 2007 Amounts Due by Period (in millions)
	Total	One Year Or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$31	$22	$8	$1	$0
Term loan	93	14	79	0	0
Revolving lines of credit	156	150	0	6	0
Senior Notes	200	0	0	200	0
Commitments to acquire revenue equipment	171	171	0	0	0
Other liabilities	62	62	0	0	0
Total	$713	$419	$87	$207	$0

Our net capital expenditures were approximately $95 million during the first three months of 2007, compared with $67 million for the same period of 2006.  As mentioned above, the increased level of capital expenditures in 2007 was primarily for additional intermodal containers, chassis, and other trailing equipment.  We are currently committed to spend approximately $171 million during the remainder of 2007, net of $4.1 million of expected proceeds from sale or trade-in allowances, on revenue equipment.  We expect to spend approximately $300 million for total capital expenditures during calendar year 2007, which includes a recent decision to purchase an additional 5,000 containers for our Intermodal business unit.  We anticipate resolution of an IRS matter within the next 12 months, subsequent to completion of a Post Appeals Mediation in June 2007.  We reclassified $61.9 million from long-term accounts to current liabilities in anticipation of this resolution, which is reflected in other liabilities in the above table.  See Note 8 in the accompanying notes to our unaudited condensed consolidated financial statements.  We have excluded $20.6 million of tax liabilities from the table above as we are not able to make a reasonable estimate of the period of cash settlement.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases for trailing equipment and some data processing equipment and facilities.  As of March 31, 2007, we had approximately 6,500 trailers and 1,000 containers/chassis that were subject to operating leases, and we had approximately $25.7 million of obligations remaining under these leases.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2006, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

•                  Our business is subject to general economic and business factors that are largely out of our control, any of which could have a material adverse effect on our results of operations.

•                  We operate in a competitive and somewhat fragmented industry.  Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.   We are currently assessing the impact of SFAS 157 on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 159 on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $449 million of debt outstanding at March 31, 2007, including our revolving lines of credit, term loan facility, and senior notes issuance.  The variable interest rates applicable to these arrangements is based on either the prime rate or LIBOR plus an applicable margin.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a one percent increase in our applicable rate would reduce annual pretax earnings by $1.6 million.  We currently have an interest rate swap agreement which effectively converts the $100 million variable rate term loan credit facility to a fixed rate basis.  Additionally, our senior notes have a fixed interest rate of 5.31%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2007.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of March 31, 2007, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of March 31, 2007, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

In addition, there were no changes in our internal control over financial reporting during our first three months of 2007 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Part II.    Other Information

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

ITEM 1A.     RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.        CHANGES IN SECURITIES

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended March 31, 2007:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan
January 1 through January 31, 2007	215,000	$24.54	215,000	$98,095,215
February 1 through February 28, 2007	3,016,400	26.16	3,016,400	19,181,257
March 1 through March 31, 2007	740,113	25.92	740,113	0
Total	3,971,513	$26.03	3,971,513	$0

(1)          On April 21, 2005 our Board of Directors authorized the purchase of up to $500 million of our common stock over a five year period.  At March 31, 2007 we had $0 remaining under the authorization.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.        OTHER INFORMATION

Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

See Index to Exhibits

b) Reports on Form 8-K

•                  On January 30, 2007, we filed a current report on Form 8-K announcing our financial results for the fourth         quarter and year ended December 31, 2006.

•                  On March 29, 2007, we filed a current report on Form 8-K announcing that we had executed a new $250             million revolving credit facility, sold $200 million of 5.31% senior notes, and purchased $52.1 million of trailing equipment.

•                  On April 17, 2007, we filed a current report on Form 8-K announcing our financial results for the first quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 30th day of April, 2007.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration,
Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer

INDEX TO EXHIBITS

J.B. HUNT TRANSPORT SERVICES, INC.

Exhibit Number	Exhibit

31.1	Certification by Chief Financial Officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Executive Officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.