Form 10-Q
period 2007-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2007-07-31
CIK 728535

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

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

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2007 was 135,221,673.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended June 30, 2007

Part I.    Financial Information

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Operating revenues, excluding fuel surcharge revenues	$742,573	$724,041	$1,449,045	$1,414,076
Fuel surcharge revenues	113,287	114,213	204,266	204,078
Total operating revenues	855,860	838,254	1,653,311	1,618,154

Operating expenses:
Rents and purchased transportation	292,155	283,540	558,665	549,127
Salaries, wages and employee benefits	223,350	224,099	442,575	438,627
Fuel and fuel taxes	114,784	115,202	219,829	219,784
Depreciation and amortization	50,526	44,520	100,047	88,050
Operating supplies and expenses	38,880	36,662	75,441	71,571
Insurance and claims	16,774	15,338	34,076	27,800
General and administrative expenses, net of gains on asset dispositions	9,517	9,253	18,593	17,875
Operating taxes and licenses	8,554	8,677	16,933	17,092
Communication and utilities	5,093	5,554	10,526	11,431
Total operating expenses	759,633	742,845	1,476,685	1,441,357
Operating income	96,227	95,409	176,626	176,797
Interest income	240	235	476	434
Interest expense	11,011	3,299	18,602	4,004
Equity in loss of associated company	545	1,634	1,060	2,221
Earnings before income taxes	84,911	90,711	157,440	171,006
Income taxes	21,054	35,377	49,412	66,692
Net earnings	$63,857	$55,334	$108,028	$104,314
Weighted average basic shares outstanding	138,560	150,678	140,752	152,355

Basic earnings per share	$0.46	$0.37	$0.77	$0.68

Weighted average diluted shares outstanding	142,030	154,619	144,240	156,422

Diluted earnings per share	$0.45	$0.36	$0.75	$0.67

Dividends declared per common share	$0.09	$0.08	$0.18	$0.16

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2007
	(unaudited)	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$6,174	$7,371
Accounts receivable, net	351,001	346,251
Prepaid expenses and other	66,062	117,621
Total current assets	423,237	471,243
Property and equipment, at cost	2,064,146	1,884,318
Less accumulated depreciation	670,275	600,767
Net property and equipment	1,393,871	1,283,551
Other assets	14,763	15,263
	$1,831,871	$1,770,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$234,000	$214,000
Trade accounts payable	180,068	170,672
Claims accruals	18,079	20,042
Accrued payroll	36,650	42,352
Other accrued expenses	32,010	7,961
Deferred income taxes	14,398	23,703
Total current liabilities	515,205	478,730

Long-term debt	469,500	182,400
Other long-term liabilities	32,699	54,656
Deferred income taxes	257,971	294,534
Stockholders’ equity	556,496	759,737
	$1,831,871	$1,770,057

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30
	2007	2006
Cash flows from operating activities:
Net earnings	$108,028	$104,314
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	100,047	88,050
Share-based compensation	4,323	3,552
Gain on sale of revenue equipment	(334)	(1,281)
Benefit from deferred income taxes	(25,766)	(5,398)
Equity in loss of associated company	1,060	2,221
Changes in operating assets and liabilities:
Trade accounts receivable	(4,750)	18,196
Income tax payable	32,168	(1,909)
Other assets	39,735	40,019
Trade accounts payable	9,396	14,244
Claims accruals	(1,963)	(2,459)
Accrued payroll and other accrued expenses	(51,299)	(10,247)
Net cash provided by operating activities	210,645	249,302

Cash flows from investing activities:
Additions to property and equipment	(231,607)	(173,396)
Net proceeds from sale of equipment	21,575	33,553
Increase in other assets	(560)	(1,214)
Net cash used in investing activities	(210,592)	(141,057)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	200,000	0
Payments on long-term debt	(7,000)	0
Net proceeds from revolving lines of credit	114,100	93,000
Net purchases of treasury stock and other	(294,812)	(184,694)
Tax benefit of stock options exercised	12,076	9,799
Dividends paid	(25,614)	(24,552)
Net cash used in financing activities	(1,250)	(106,447)
Net increase (decrease) in cash and cash equivalents	(1,197)	1,798
Cash and cash equivalents at beginning of period	7,371	7,412
Cash and cash equivalents at end of period	$6,174	$9,210

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34,058	$3,160
Income taxes	$82,068	$59,827

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

We had options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares for the period.  A summary of those options follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Number of shares under option	0	13,000	0	13,000
Range of exercise price	—	$24.27 - $24.43	—	$24.27 - $24.43

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

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Stock options:
Pre-tax compensation expense	$1,189	$1,351	$2,191	$2,703
Tax benefit	465	527	857	1,054
Stock option expense, net of tax	$724	$824	$1,334	$1,649
Restricted share units:
Pre-tax compensation expense	$1,090	$555	$2,132	$1,106
Tax benefit	426	216	834	431
Restricted share unit expense, net of tax	$664	$339	$1,298	$675

Stock Options

While we have not granted nonstatutory stock options since calendar year 2005, we have stock options outstanding from previous grants.  Our nonstatutory stock options may be granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee of our Board of Directors.  These options generally vest over a 10-year period, with accelerated vesting if there is a change in control, as defined by the plan, and are forfeited if the employee terminates for any reason other than death, disability or retirement after age 55.  An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the exercise of an option.

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	8,780	$8.67	6.13	$106.3
Granted	0	—	—	—
Exercised	1,551	5.37	—	—
Forfeited	20	12.40	—	—
Outstanding at June 30, 2007	7,209	$9.37	6.04	$143.8
Exercisable at June 30, 2007	953	$6.34	5.21	$21.9

Restricted Share Units

We began awarding restricted share units in 2005.  Through June 30, 2007, we have awarded 1.3 million units.  Restricted share units have various vesting schedules ranging from five to ten years.  These restricted share units do not contain rights to vote or receive dividends until the vesting date.  Unvested restricted share units are forfeited if the employee terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee of our Board of Directors.

	Number of Shares (in thousands)	Weighted - Average Grant - Date Fair Value
Unvested at January 1, 2007	1,286	$20.68
Granted	44	27.07
Vested	22	20.68
Forfeited	8	20.24
Unvested at June 30, 2007	1,300	$20.90

As of June 30, 2007, we had $16.3 million and $20.7 million of total unrecognized compensation expense related to nonstatutory stock options and restricted share units, respectively, which is expected to be recognized over the remaining weighted-average period of approximately 2.46 years for stock options and 3.07 years for restricted share units.

4.         Debt (in millions)

	June 30, 2007	December 31, 2006
Revolving lines of credit	$414.0	$299.9
Senior Notes	200.0	—
Term loan	89.5	96.5
Less current maturities	(234.0)	(214.0)
Total long-term debt	$469.5	$182.4

Revolving Lines of Credit

At June 30, 2007, we were authorized to borrow up to a total of $575 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $350 million.  Effective March 29, 2007, we entered into a new senior revolving credit facility agreement, which replaced our previous senior revolving credit facility dated April 27, 2005.  This new credit facility has a five year term expiring March 29, 2012.  In June 2007, we exercised a feature of the agreement which allowed us to increase our total commitment amount from $250 million to $350 million. The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating. At June 30, 2007, we had $194.0 million outstanding at an average interest rate of 7.16% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with ABN AMRO, N.V.  In June 2007, we increased our total commitment to $225 million from the original $200 million.  Under the terms of the agreement, we sell substantially all of our eligible third-party trade receivables to JBH Receivables, LLC (JBR), a wholly owned, bankruptcy remote entity, and retain servicing responsibilities.  The assets of JBR are not available to satisfy the creditors of any other entity, including our subsidiaries.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market.  At June 30, 2007, we had $220.0 million outstanding at an average interest rate of 5.56% under this agreement.  We renewed this facility at maturity on July 30, 2007, for a one-year term maturing on July 28, 2008.  See Note 9, Subsequent Events, for a discussion of this renewal.

Senior Notes

On March 29, 2007, we sold $200 million of 5.31% Senior Notes (2011 Notes), which are due March 29, 2011, to various purchasers through a private placement offering pursuant to our Note Purchase Agreement dated March 15, 2007.  The proceeds were used for the purchase of trailing equipment off operating leases and for general working capital purposes.  The 2011 Notes were sold at par value.  Interest payments are due semi-annually, with the first payment due September 29, 2007.

Term Loan

On September 29, 2006, we entered into a $100 million term loan and credit agreement arranged by SunTrust

Bank, in connection with our purchase of used, dry-van trailers.  This $100 million facility is collateralized by a security interest in the trailing equipment and matures on September 29, 2009.  We are required to make minimum quarterly principal payments in the amount of $3.5 million, through June 29, 2009.  Stated interest on this facility is a 3-month LIBOR variable rate.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement to effectively convert this floating rate debt to a fixed rate basis of 5.85%.  The swap expires September 29, 2009, when the related term loan is due.  At June 30, 2007, we had $89.5 million outstanding under this agreement.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2007.

5.         Capital Stock

On July 19, 2007, we announced that our Board of Directors declared a regular quarterly dividend of $0.09 per common share, payable on August 17, 2007, to stockholders of record on August 2, 2007.  On April 21, 2005, our Board of Directors authorized the purchase of $500 million of our common stock through 2010, of which $103 million was remaining at December 31, 2006.  Purchases under that authorization were completed in March 2007.  On May 2, 2007, our Board authorized up to $500 million in additional purchases of our common stock over the next twelve months.  During the six months ended June 30, 2007, we purchased approximately 10.8 million shares for $300.5 million, under the two authorizations.  At June 30, 2007, we had $302.9 million remaining under the May 2 authorization.

6.         Comprehensive Income

Comprehensive income includes changes in the fair value of the interest rate swap, which qualifies for hedge accounting.  A reconciliation of Net Earnings and Comprehensive Income follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net Earnings	$63,857	$55,334	$108,028	$104,314
Unrealized gain on derivative instruments	659	—	421	—
Income tax benefit	(258)	—	(165)	—
Comprehensive Income	$64,258	$55,334	$108,284	$104,314

7.         Income Taxes

Our effective income tax rate was 24.8% for the three month period ended June 30, 2007, and 31.4% for the six month period ended June 30, 2007, compared with 39.0% for the three and six month periods ended June 30, 2006.  In determining our provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  The 2007 effective income tax rate reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.  The decrease in our effective income tax rate compared to the prior year is primarily the result of our settlement on a proposed Internal Revenue Service (IRS) adjustment, discussed below.  We expect our effective income tax rate to approximate 35.5% for the full calendar year 2007.

In June 2007, we completed a Post Appeals Mediation with the IRS, whereby we agreed to a settlement of the sale-and-leaseback transaction and other uncertain tax positions related to the IRS audits for tax years 1998-2003.   As a result of this settlement, we made a cash payment to the IRS for previous tax liabilities including interest, in the amount of $49.5 million.  No penalties have been proposed or paid on these deficiencies.  We adjusted the amount of the accrued liability in excess of the net settlement amount in June 2007, which resulted in a decrease in income tax expense of approximately $12.1 million.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  We were required to adopt the provisions of FIN 48, effective

January 1, 2007.  As a result of this adoption, we recognized additional tax liabilities of $7.5 million with a corresponding reduction to beginning retained earnings as of January 1, 2007.  At adoption, we had a total of $81.2 million in gross unrecognized tax benefits.  Of this amount, $57.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $18.6 million at adoption.  As of January 1, 2007, the federal statute of limitations remained open for years 1999 and forward due to the examinations described above.  Tax years 1996 and forward are subject to audit by state tax authorities in major jurisdictions.

For the six months ended June 30, 2007, we have made adjustments to the balance of unrecognized tax benefits that is a component of other long term liabilities on our balance sheet as follows:

Balance at January 1, 2007	$42.9
Additions based on adoption of FIN 48	38.1
Additions of interest and penalty accruals for positions taken in prior years	1.5
Balance at March 31, 2007	$82.5
Additions of interest and penalty accruals for positions taken in prior years	3.4
Settlements	(65.6)
Balance at June 30, 2007	$20.3

Included in the additions for the quarter is an accrual of $3.0 million for interest expense for state tax uncertain tax positions associated with the settled IRS proposed adjustments.  At June 30, 2007, we had a total of $20.3 million in gross unrecognized tax benefits.  Of this amount, $9.8 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $5.2 million at June 30, 2007.  Interest and penalties related to income taxes are classified as interest expense in our financial statements.  Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  As a result of the settlement, we believe only tax years 2004 and forward remain subject to examination by federal tax jurisdictions.

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

9.         Subsequent Events

New Financing Arrangements

On July 26, 2007, we sold $200 million of 6.08% Senior Notes (2014 Notes), which are due July 26, 2014, to various purchasers through a private placement offering pursuant to our Note Purchase Agreement dated July 15, 2007.  The Agreement describes the terms and conditions of the Notes, which include requirements to maintain certain covenants and financial ratios.  Proceeds from these notes will be utilized to purchase shares of our common stock, pay down existing debt on our revolving credit facilities and finance capital expenditures for revenue equipment.  The 2014 Notes were issued at par value.  Principal payments in the amount of $50.0 million are due July 26, 2012 and July 26, 2013, with the remainder due upon maturity.  Interest payments are due semi-annually, with the first payment due January 26, 2008.

Revolving Lines of Credit

As discussed in Note 4, Debt, our Accounts Receivable Securitization program matured on July 30, 2007.  Concurrent with this maturity, we renewed this agreement with similar terms with ABN AMRO, N.V., which matures on July 28, 2008 and is a revolving credit facility which allows us to borrow up to $225 million through the same process as the previous securitization program as described in our 2006 Form 10-K.  The interest rate continues to be the prevailing A1/P1 commercial paper rate in the market.

10.      Business Segments

We reported three distinct business segments during the year ended December 31, 2006. These segments included: Intermodal (JBI), Dedicated Contract Services (DCS), and Truck (JBT).  The operation of each of these businesses is described in Note 13 of our Annual Report (Form 10-K) for the year ended December 31, 2006.  Effective January 1, 2007 and for the three and six months ended June 30, 2007, we began reporting a fourth business segment, Integrated Capacity Solutions (ICS).  The ICS segment provides comprehensive transportation services and solutions by utilizing a network of third-party carriers.  These carriers at times had supplemented our dry van, full-load operations, and were previously aggregated with the JBT segment.  We now evaluate performance and allocate resources based on these four operating segments.  A summary of certain segment information is presented below (in millions):

	Assets (*) As of June 30
	2007	2006
JBI	$604	$473
DCS	437	412
JBT	629	478
ICS	9	4
Other (includes corporate)	153	178
Total	$1,832	$1,545

*                 Business segment assets exclude the net impact of intercompany accounts.

	Operating Revenues
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
JBI	$387	$353	$742	$677
DCS	236	232	461	443
JBT	222	248	437	488
ICS	17	11	30	21
Subtotal	862	844	1,670	1,629
Inter-segment eliminations	(6)	(6)	(17)	(11)
Total	$856	$838	$1,653	$1,618

	Operating Income
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
JBI	$54.2	$43.4	$100.7	$79.3
DCS	24.8	25.9	46.8	48.8
JBT	16.5	24.6	27.9	45.9
ICS	0.7	1.0	1.2	1.9
Other (includes corporate)	0.0	0.5	0.0	0.9
Total	$96.2	$95.4	$176.6	$176.8

	Depreciation and Amortization Expense
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
JBI	$10.8	$8.3	$20.8	$15.8
DCS	17.6	15.9	35.1	31.2
JBT	19.2	17.6	38.3	35.5
ICS	0.0	0.0	0.0	0.0
Other (includes corporate)	2.9	2.7	5.8	5.6
Total	$50.5	$44.5	$100.0	$88.1

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

With the exception of income taxes, there have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our annual report on Form 10-K.  The methodology applied to our estimate for income taxes changed due to the implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which became effective for us beginning in 2007.  As a result of this adoption, we recognized additional tax liabilities of $7.5 million with a corresponding reduction to beginning retained earnings as of January 1, 2007.  See Note 7 to the accompanying financial statements for a further discussion of the effect of FIN 48.

Segments

We operated four segments during the three and six months ended June 30, 2007.  The operation of each of these business segments, with the exception of Integrated Capacity Solutions (ICS), is described in Note 13 of our annual report (Form 10-K) for the year ended December 31, 2006.  ICS is described in Note 10, Business Segments,  of our accompanying unaudited condensed consolidated financial statements.

The following table presents the operating revenues and operating income for ICS for each of the four quarters in the year ended December 31, 2006 (in thousands):

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating revenues	$10,274	$11,102	$10,407	$10,031
Operating income	$884	$1,015	$847	$656

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Summary of Operating Segment Results

For the Three Months Ended June 30

(in millions)

	Operating Revenues			Operating Income
	2007	2006	% Change	2007	2006
JBI	$387	$353	9.6%	$54.2	$43.4
DCS	236	232	1.7	24.8	25.9
JBT	222	248	(10.4)	16.5	24.6
ICS	17	11	54.5	0.7	1.0
Other (includes corporate)	0	0	—	0.0	0.5
Subtotal	862	844	2.1%	96.2	95.4
Inter-segment eliminations	(6)	(6)	—	—	—
Total	$856	$838	2.1%	$96.2	$95.4

Our total consolidated operating revenues increased to $856 million for the second quarter 2007, a 2.1% increase over the $838 million in the second quarter 2006.  Fuel surcharge revenues (FSC) were $113.3 million during the current quarter, compared with $114.2 million in 2006.  FSC revenue had only a slight impact on our quarter to quarter comparison.  If FSC revenues were excluded from both periods, the increase of 2007 revenue over 2006 would have been 2.6%.  This increased level of revenue, excluding FSC, was primarily attributable to growth in our Intermodal,

Dedicated Contract Services, and Integrated Capacity Solutions segments.  The combined tractor fleet declined from 11,993 in the second quarter 2006 to 11,760 in the second quarter 2007.  Containers and trailers grew from 50,738 to 55,821 over the same period.  The growth in the fleet, including containers, was primarily to support additional intermodal business.

JBI segment revenue increased 9.6% to $387 million during the second quarter 2007, compared with $353 million in 2006.  This increase in segment revenue was primarily a result of a 14% increase in load volume and a 1.5% increase in rate per mile.  Operating income of the JBI segment rose to $54.2 million in the second quarter 2007, from $43.4 million in 2006, primarily due to the increase in revenue, a reduction of empty miles, less use of outsourced dray carriers and lower leased equipment costs.

DCS segment revenue grew 1.7%, to $236 million in 2007, from $232 million in 2006.  This increase in DCS segment revenue was driven by a 5% increase in revenue per loaded mile, excluding fuel surcharges, which was partly offset by a small decrease in total utilization and an increase in empty miles.  Operating income of our DCS segment decreased to $24.8 million in 2007, from $25.9 million in 2006.  The decline in operating income was partly due to increases in casualty and workers’ compensation expenses and driver compensation.

JBT segment revenue totaled $222 million for the second quarter 2007, a decrease of 10.4% from the $248 million in the second quarter 2006.  This decrease in revenue was primarily a result of a 6% decrease in loads hauled, compared to the same quarter a year ago, as demand was much softer in the second quarter 2007.  At the end of the second quarter, the fleet size declined 412 trucks, or 8%, compared to the second quarter 2006.  Rate per loaded mile, excluding fuel surcharges, declined 2.3%, compared to prior year.  Operating income of our JBT segment declined during the second quarter 2007 to $16.5 million, from $24.6 million in 2006.  In addition to the impact of lower revenue from the decrease in load volume and rates, equipment maintenance, tire costs and driver compensation were higher in the second quarter 2007, compared with 2006.

ICS segment revenue grew 54.5%, to $17 million in 2007, from $11 million in 2006, which was attributable to increases in load volume from both new and existing customers.  Operating income of our ICS segment decreased to $0.7 million, from $1.0 million in 2006, partly as a result of higher personnel and technology costs related to growing and investing in the ICS segment.  Our ICS staff grew 261% during the second quarter 2007, compared with 2006, which was largely in sales and operations.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30
	Dollar Amounts as a		Percentage Change of
	Percentage of Total		Dollar Amounts
	Operating Revenues		Between Quarters
	2007	2006	2007 vs. 2006
Total operating revenues	100.0%	100.0%	2.1%
Operating expenses:
Rents and purchased transportation	34.2	33.8	3.0
Salaries, wages and employee benefits	26.1	26.7	(0.3)
Fuel and fuel taxes	13.4	13.8	(0.4)
Depreciation and amortization	5.9	5.3	13.5
Operating supplies and expenses	4.5	4.4	6.0
Insurance and claims	2.0	1.8	9.4
General and administrative expenses, net of gains on asset dispositions	1.1	1.1	2.9
Operating taxes and licenses	1.0	1.0	(1.4)
Communication and utilities	0.6	0.7	(8.3)
Total operating expenses	88.8	88.6	2.3
Operating income	11.2	11.4	0.9
Interest income	0.0	0.0	2.0
Interest expense	1.2	0.4	234.0
Equity in loss of associated company	(0.1)	0.2	(66.6)
Earnings before income taxes	9.9	10.8	(6.4)
Income taxes	2.4	4.2	(40.5)
Net earnings	7.5%	6.6%	15.4%

Total operating expenses increased 2.3%, while operating revenues increased 2.1% during the second quarter 2007, over the comparable period 2006.  Operating income increased slightly to $96.2 million compared to $95.4 million for the second quarter 2006.

Rents and purchased transportation costs increased by 3.0% in 2007.  This increase in expense was due to additional funds paid to railroads related to our JBI business growth and slight increases in rates charged by our rail carriers.  The increase was partially offset by reduced costs to rent and lease third-party trailing equipment, as we continue to purchase trailers, containers and chassis.

Salaries, wages and employee benefit costs decreased slightly both in total dollar amount and as a percentage of revenue during 2007 vs. 2006.  Driver pay increased 3.5%.  While we continue to increase various levels of driver compensation as required to attract and retain quality drivers, we, to date, have been able to recover the majority of these higher costs through rate increases.  The increase in salaries and wages were offset by decreases in medical costs.

Fuel costs decreased less than one half of one percent in 2007, compared to 2006.  Our fuel cost per gallon during the current quarter was slightly less than the comparable period in 2006.  We have fuel surcharge programs in place with the majority of our customers which allow us to adjust charges relatively quickly when fuel costs change.  Fuel miles per gallon in 2007 decreased slightly, compared to 2006, as a result of increased engine idle times and less fuel efficient engines.

 Depreciation and amortization expense increased 13.5% in 2007, which was the result of the expansion of our container and trailing equipment fleet, as well as slightly higher purchase prices for tractors.  The 6.0% increase in operating supplies and expenses was primarily due to higher tractor and trailing equipment maintenance, as well as increased tire costs, compared to the second quarter 2006.  Insurance and claims expense grew 9.4% in 2007, compared to 2006, primarily due to higher casualty claims and increased cost per claim recognized in the current quarter.

General and administrative expenses increased 2.9% during the current quarter over the comparable period in

2006, partly due to lower amounts billed to Transplace, Inc. (TPI) for information technology services provided, a decrease in the amount of gains from revenue equipment sales to other third parties and an increase in professional fees.  Net gains from the sale of revenue equipment were less than ten thousand dollars in 2007, compared to $0.5 million in 2006.  The resulting increase in general and administrative expenses was partially offset by a decrease in bad debt expense and driver advertising costs.

Net interest expense increased significantly in 2007, primarily due to increased debt levels.  Total debt increased to $703.5 million at June 30, 2007, from $217.0 million at June 30, 2006.  Our higher debt levels were primarily a result of borrowings to fund stock purchase activity, the acquisition of trailing equipment, and payment of the IRS settlement.  We also accrued an additional $3.0 million of interest expense for state tax uncertain tax positions related to the settlement of the proposed IRS adjustment in the current quarter.

The “equity in loss of associated company” item on our condensed consolidated statement of earnings reflects our share of the operating results of TPI.

Our effective income tax rate decreased to 24.8% in 2007, from 39.0% in 2006, reflecting the settlement of the proposed IRS adjustment.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  Our effective annual tax rate for calendar year 2006 was 37.9%.  We expect our effective annual tax rate to approximate 35.5% for the full calendar year 2007.  The decrease in the estimated 2007 rate is due to the settlement of the proposed IRS adjustment, which was partially offset by an increase attributed to the adoption of a new accounting principle, FIN 48.

In June 2007, we completed a Post Appeals Mediation with the IRS, whereby we agreed to a settlement of the sale-and-leaseback transaction and other uncertain tax positions related to the IRS audits for tax years 1998-2003.   As a result of this settlement, we made a cash payment to the IRS for previous tax liabilities including interest, in the amount of $49.5 million.  No penalties have been proposed or paid on these deficiencies.  We reversed the amount of the accrued liability in excess of the net settlement amount in June 2007, which resulted in a decrease in income tax expense of approximately $12.1 million.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Summary of Operating Segment Results

For the Six Months Ended June 30

(in millions)

	Operating Revenues			Operating Income
	2007	2006	% Change	2007	2006
JBI	$742	$677	9.6%	$100.7	$79.3
DCS	461	443	3.9	46.8	48.8
JBT	437	488	(10.5)	27.9	45.9
ICS	30	21	42.9	1.2	1.9
Other (includes corporate)	0	0	—	0.0	0.9
Subtotal	1,670	1,629	2.5%	176.6	176.8
Inter-segment eliminations	(17)	(11)	54.5	0.0	0.0
Total	$1,653	$1,618	2.2%	$176.6	$176.8

Our total consolidated operating revenues increased to $1,653 million for the first six months 2007, a 2.2% increase over the $1,618 million for the comparable period 2006.  Fuel surcharge revenues (FSC) were $204.3 million during the first six months 2007, compared to $204.1 million in 2006. If FSC revenues were excluded from both periods, the increase of 2007 revenue over 2006 would have been 2.5%.  This increased level of revenue, excluding FSC, was primarily attributable to growth in our Intermodal, Dedicated Contract Services, and Integrated Capacity Solutions segments.  As previously mentioned, containers and trailers grew from 50,738 to 55,821 over the same period.  The growth in the fleet was primarily to support additional intermodal and dedicated business.

JBI segment revenue increased 9.6%, to $742 million during the first six months 2007, compared to $677 million in 2006.  This increase in segment revenue was primarily a result of 2.4% higher revenue per loaded mile, exclusive of fuel surcharges, and an 11.2% increase in load volume.  Operating income of the JBI segment rose to $100.7 million in the first six months 2007, from $79.3 million in 2006, primarily due to the increase in revenue, rate increases and lower leased equipment costs.

DCS segment revenue grew 3.9%, to $461 million in 2007, from $443 million in 2006.  This increase in DCS segment revenue was driven by a 5.6% increase in revenue per loaded mile, excluding fuel surcharges, and a slight increase in revenue per truck per week, which was partly offset by a small decrease in total utilization and an increase in empty miles.  Operating income of our DCS segment decreased to $46.8 million in 2007, from $48.8 million in 2006.  The decline in operating income was partly due to severe winter weather resulting in higher towing and maintenance costs and increased engine idle time compared to the first six months 2006.  Salary, wages, and benefits, as well as casualty and workers’ compensation expenses, were also higher in 2007 compared to 2006.

JBT segment revenue totaled $437 million for the first six months 2007, a decrease of 10.5% from the $488 million in the first six months 2006.  This decrease in revenue was primarily a result of a 6.4% decrease in loads hauled, as demand was much softer in the first six months 2007.  For the six months ended June 30, 2007, the fleet size declined 412 trucks, or 8%, compared to the first six months 2006.  Additionally, rate per loaded mile, excluding fuel surcharge, decreased slightly compared to prior year.  Operating income of our JBT segment declined during the first six months 2007 to $27.9 million, from $45.9 million in 2006.  In addition to the revenue related impact from the decrease in load volume, operating costs were higher in the first six months 2007 compared with 2006, partly due to adverse weather in February and March 2007, which caused increases in insurance claims and tractor maintenance  An increase in driver compensation also reduced current quarter operating income.

ICS segment revenue grew 42.9%, to $30 million in 2007, from $21 million in 2006, which was attributable to increases in load volume from both new and existing clients.  Operating income of our ICS segment decreased to $1.2 million, from $1.9 million in 2006, partly as a result of higher personnel and technology costs in growing and investing in the ICS segment.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared to the prior period.

	Six Months Ended June 30
	Dollar Amounts as a		Percentage Change of
	Percentage of Total		Dollar Amounts
	Operating Revenues		Between Quarters
	2007	2006	2007 vs. 2006
Total operating revenues	100.0%	100.0%	2.2%
Operating expenses:
Rents and purchased transportation	33.8	33.9	1.7
Salaries, wages and employee benefits	26.8	27.1	0.9
Fuel and fuel taxes	13.3	13.6	0.0
Depreciation and amortization	6.0	5.5	13.6
Operating supplies and expenses	4.6	4.4	5.4
Insurance and claims	2.1	1.7	22.6
General and administrative expenses, net of gains on asset dispositions	1.1	1.1	4.0
Operating taxes and licenses	1.0	1.1	(0.9)
Communication and utilities	0.6	0.7	(7.9)
Total operating expenses	89.3	89.1	2.5
Operating income	10.7	10.9	(0.1)
Interest income	0.0	0.0	9.7
Interest expense	1.1	0.2	364.6
Equity in loss of associated company	0.1	0.1	(52.3)
Earnings before income taxes	9.5	10.6	(7.9)
Income taxes	3.0	4.2	(25.9)
Net earnings	6.5%	6.4%	3.6%

Total operating expenses increased 2.5%, while operating revenues increased 2.2%, during the first six months 2007, over the comparable period 2006.  As previously mentioned, changes in fuel costs and FSC revenues can have an impact on the comparison of revenues and costs between reporting periods.  Operating income declined slightly to $176.6 million during the first six months 2007, from $176.8 million in 2006.

Rents and purchased transportation costs increased 1.7% in 2007.  This increase in expense was due to increased payments to railroads related to our JBI business growth, slight increases in the rates charged by our rail carriers and increases in the volume of out-sourced freight related to growth of our ICS segment.  The increase was partially offset by reduced costs to rent and lease third-party trailing equipment, as we continue to purchase trailers, containers and chassis.

Salaries, wages and employee benefit costs increased by less than one percent in 2007 over 2006, but declined as a percentage of revenue.  While we continue to increase various levels of driver compensation as required to attract and retain quality drivers, we, to date, have been able to recover the majority of these higher costs through rate increases.  Increases in salaries and wages were partly offset by decreases in medical costs.

Fuel costs were essentially flat in 2007, compared to 2006.  Our fuel cost per gallon during the first six months 2007 declined slightly compared to 2006.  We have fuel surcharge programs in place with the majority of our customers which allow us to adjust charges relatively quickly when fuel costs change.  Fuel miles per gallon in 2007 decreased slightly, compared to 2006, as a result of less fuel efficient engines and severe winter weather in 2007.

Depreciation and amortization expense increased 13.6% in 2007, which was the result of the expansion of our container and trailing equipment fleet, as well as slightly higher purchase prices for tractors.  The 5.4% increase in operating supplies and expenses was primarily due to higher expenditures for tractor maintenance, tires and towing, partly due to the severe winter weather, compared to the first six months 2006.  Insurance and claims expense grew 22.6% during 2007 compared with 2006, primarily due to higher casualty claims and increased cost per claim recognized in the current period.

General and administrative expenses increased 4.0% for the current six months over the comparable period in 2006, partly due to lower amounts billed to Transplace, Inc. (TPI) for information technology services provided and a decrease in the amount of gains from revenue equipment sales.  Net gains from the sale of revenue equipment were $0.3 million in 2007, compared to $1.3 million in 2006.  The resulting increase in general and administrative expenses was partially offset by a decrease in bad debt expense and driver advertising costs.

Net interest expense increased significantly in 2007, primarily due to increased debt levels.  Total debt increased to $703.5 million at June 30, 2007, from $217.0 million at June 30, 2006.  Our higher debt levels were primarily a result of borrowings to fund stock purchase activity, the acquisition of trailing equipment, and payment of the IRS settlement.  We also accrued an additional $3.0 million of interest expense for state tax uncertain tax positions related to the settlement of the proposed IRS adjustment in the current period.

The “equity in loss of associated company” item on our condensed consolidated statement of earnings reflects our share of the operating results of TPI.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $211 million during the six months ended June 30, 2007, compared to $249 million for the same period in 2006.  Operating cash flows decreased primarily due to the timing of cash collections on trade accounts receivable and payments on accounts payable and other accrued expenses.  This decrease was partially offset by the timing of cash payments for income taxes on current operations..  Cash outflows for operating activities was further reduced in the current period as a result of the $49.5 million payment for the IRS settlement.  Net cash used in investing activities totaled $211 million in 2007, compared to $141 million in 2006.  This increase reflects additional purchases of containers and chassis, as well as trailing equipment purchased off operating leases.  Net cash used in financing activities was $1 million in 2007, compared to $106 million in 2006.  The decrease in the amount of cash used in financing activities was primarily the result of the new senior notes issuance of $200 million and increased borrowings on our senior revolving credit facilities.  This decrease was partially offset by an increase in our stock repurchases.  Additionally, our dividend payments totaled $25.6 million in 2007, up slightly from $24.6 million in 2006.

	June 30, 2007	December 31, 2006	June 30, 2006
Working capital ratio	.82	.98	1.45
Current maturities of long-term debt (millions)	$234.0	$214.0	$40.0
Total debt (millions)	$703.5	$396.4	$217.0
Total debt to equity	1.26	.52	.30
Total debt as a ratio to total capital	.56	.34	.23

Liquidity

Our need for capital has typically resulted from the acquisition of intermodal containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment with new, late model equipment.  We are generally able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances.  We have also periodically utilized operating leases to acquire revenue equipment.  To date, none of our operating leases contain any guaranteed residual value clauses.

At June 30, 2007, we were authorized to borrow up to a total of $575 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $350 million.  Effective March 29, 2007, we entered into a new senior revolving credit facility agreement, which replaced our previous senior revolving credit facility dated April 27, 2005.  This new credit facility has a five year term expiring March 29, 2012.  In June 2007, we exercised a feature of the agreement which allowed us to increase our total commitment amount from $250 million to $350 million. The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating. At June 30, 2007, we had $194.0 million outstanding at an average interest rate of 7.16% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with ABN AMRO, N.V.  In June 2007, we increased our total commitment to $225 million from the original $200 million.  Under the terms of the agreement, we sell substantially all of our eligible third-party trade receivables to JBH Receivables, LLC (JBR), a wholly owned, bankruptcy remote entity and retain servicing responsibilities.  The assets of JBR are not available to satisfy the creditors of any other entity, including our subsidiaries.  The applicable interest rate under this agreement was, and continues to be, the prevailing A1/P1 commercial paper rate in the market.  At June 30, 2007, we had $220.0 million outstanding at an average interest rate of 5.56% under this agreement.  We renewed this facility at maturity on July 30, 2007, for a one-year term maturing on July 28, 2008.

On March 29, 2007, we sold $200 million of 5.31% Senior Notes (2011 Notes), which are due March 29, 2011, to various purchasers through a private placement offering pursuant to our Note Purchase Agreement dated March 15, 2007.  The proceeds were used for the purchase of trailing equipment off operating leases and for general working capital purposes.  The 2011 Notes were sold at par value.  Interest payments are due semi-annually, with the first payment due September 29, 2007.

On September 29, 2006, we entered into a $100 million term loan and credit agreement arranged by SunTrust Bank, in connection with our purchase of used, dry-van trailers.  This $100 million facility is collateralized by a security interest in the trailing equipment and matures on September 29, 2009.  We are required to make minimum quarterly principal payments in the amount of $3.5 million, through June 29, 2009.  Stated interest on this facility is a 3-month LIBOR variable rate.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement to effectively convert this floating rate debt to a fixed rate basis of 5.85%.  The swap expires September 29, 2009, when the related term loan is due.  At June 30, 2007, we had $89.5 million outstanding under this agreement.

On July 26, 2007, we sold $200 million of 6.08% Senior Notes (2014 Notes), which are due July 26, 2014, to various purchasers through a private placement offering pursuant to our Note Purchase Agreement dated July 15, 2007.  The Agreement describes the terms and conditions of the Notes, which include requirements to maintain certain covenants and financial ratios.  Proceeds from these notes will be utilized to purchase shares of our common stock, pay down existing debt on our revolving credit facilities and finance capital expenditures for revenue equipment.  The 2014 Notes were issued at par value.  Principal payments in the amount of $50.0 million are due July 26, 2012 and July 26, 2013, with the remainder due upon maturity.  Interest payments are due semi-annually, with the first payment due January 26, 2008.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2007.

We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  Decreases in our working capital ratio were primarily driven by increases in debt issuances to purchase revenue equipment and our common stock.

	Contractual Obligations
	As of June 30, 2007
	Amounts Due by Period
	(in millions)
	Total	One Year Or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$8.4	$4.4	$3.0	$1.0	$0.0
Term loan	89.5	14.0	75.5	0.0	0.0
Revolving lines of credit	414.0	220.0	194.0	0.0	0.0
Senior notes	200.0	0.0	0.0	200.0	0.0
Commitments to acquire revenue equipment	137.6	137.6	0.0	0.0	0.0
Total	$849.5	$376.0	$272.5	$201.0	$0.0

Our net capital expenditures were approximately $210 million during the first six months 2007, compared with $139.8 million for the same period in 2006.  As mentioned above, the increased level of capital expenditures in 2007 was primarily for additional intermodal containers, chassis and the purchase of certain trailing equipment off operating leases.  We are currently committed to spend approximately $137.6 million, net of proceeds from equipment dispositions, during the remainder of 2007 on revenue equipment.  We expect to spend approximately $300 million for total capital expenditures during calendar year 2007.  In June 2007, we agreed to a settlement of an IRS matter.  See Note 7, Income Taxes, in the accompanying notes to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases for trailing equipment and various data processing equipment and facilities.  As of June 30, 2007, we had approximately 300 trailers and 1,000 containers/chassis that were subject to operating leases, and we had approximately $2.5 million of obligations remaining under these leases.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $703.5 million of debt outstanding at June 30, 2007, including our revolving lines of credit, term loan credit facility, and senior notes issuance.  The variable interest rates applicable to these arrangements are based on either the prime rate or LIBOR plus an applicable margin.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a one percent increase in our applicable rate would reduce annual pretax earnings by $4.1 million.  We currently have an interest rate swap agreement which effectively converts the $100 million variable rate term loan credit facility to a fixed rate basis.  Additionally, our senior notes have a fixed interest rate of 5.31%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2007.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of June 30, 2007, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of June 30, 2007, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

In addition, there were no changes in our internal control over financial reporting during our first six months of 2007 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

ITEM 2.        CHANGES IN SECURITIES

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2007:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan
April 1 through April 30, 2007	0	$0	0	$0
May 1 through May 31, 2007	4,830,906	28.85	4,830,906	360,648,175
June 1 through June 30, 2007	2,002,251	28.84	2,002,251	302,898,430
Total	6,833,157	$28.85	6,833,157	$302,898,430

(1)                                                    On May 2, 2007 our Board of Directors authorized the purchase of up to $500 million of our common stock over the next twelve months.  At June 30, 2007, we had $302,898,430 remaining under the authorization.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.        OTHER INFORMATION

Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

See Index to Exhibits

b)    Reports on Form 8-K

•                  On May 2, 2007, we filed a current report on Form 8-K announcing our Board authorized up to $500 million in additional repurchases of our common stock over the next twelve months and announcing a regular quarterly dividend of $.09 per common share payable on May 29, 2007.

•                  On July 17, 2007, we filed a current report on Form 8-K announcing our financial results for the second quarter ended June 30, 2007, and an agreement to settlement of a proposed tax adjustment with the IRS through a mediation process.  The settlement relates to a 1999 sale-and-leaseback transaction which has been previously disclosed.

•                  On July 30, 2007, we filed a current report on Form 8-K announcing the sale of $200 million of 6.08% senior notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 31st day of July, 2007.

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