Form 10-Q
period 2007-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2007-10-31
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007
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

                Yes   ☐                  No   ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2007 was 126,879,445.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended September 30, 2007

Part I.    Financial Information

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Operating revenues, excluding fuel surcharge revenues	$767,365	$734,139	$2,216,410	$2,148,215
Fuel surcharge revenues	124,273	124,126	328,539	328,204
Total operating revenues	891,638	858,265	2,544,949	2,476,419

Operating expenses:
Rents and purchased transportation	319,809	288,096	878,474	837,225
Salaries, wages and employee benefits	224,421	229,668	666,996	668,295
Fuel and fuel taxes	116,596	119,663	336,425	339,446
Depreciation and amortization	52,299	45,812	152,346	133,862
Operating supplies and expenses	40,399	37,028	115,840	108,599
Insurance and claims	17,669	14,325	51,745	42,125
General and administrative expenses, net of gains on asset dispositions	10,802	8,482	29,395	26,356
Operating taxes and licenses	8,429	8,829	25,362	25,921
Communication and utilities	5,315	5,873	15,841	17,304
Total operating expenses	795,739	757,776	2,272,424	2,199,133
Operating income	95,899	100,489	272,525	277,286
Interest income	277	219	754	654
Interest expense	12,764	5,375	31,367	9,380
Equity in loss of associated company	25	523	1,085	2,744
Earnings before income taxes	83,387	94,810	240,827	265,816
Income taxes	32,604	36,976	82,016	103,668
Net earnings	$50,783	$57,834	$158,811	$162,148

Weighted average basic shares outstanding	130,537	145,262	137,310	149,965

Basic earnings per share	$0.39	$0.40	$1.16	$1.08

Weighted average diluted shares outstanding	133,659	148,680	140,675	153,816

Diluted earnings per share	$0.38	$0.39	$1.13	$1.05

Dividends declared per common share	$0.09	$0.08	$0.27	$0.24

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,113	$7,371
Accounts receivable, net	359,220	346,251
Prepaid expenses and other	48,196	117,621
Total current assets	411,529	471,243
Property and equipment, at cost	2,114,910	1,884,318
Less accumulated depreciation	715,230	600,767
Net property and equipment	1,399,680	1,283,551
Other assets	14,943	15,263
	$1,826,152	$1,770,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$234,000	$214,000
Trade accounts payable	202,968	170,672
Claims accruals	18,522	20,042
Accrued payroll	39,080	42,352
Other accrued expenses	19,327	7,961
Deferred income taxes	21,799	23,703
Total current liabilities	535,696	478,730

Long-term debt	623,200	182,400
Other long-term liabilities	34,406	54,656
Deferred income taxes	273,575	294,534
Stockholders’ equity	359,275	759,737
	$1,826,152	$1,770,057

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2007	2006
Cash flows from operating activities:
Net earnings	$158,811	$162,148
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	152,346	133,862
Share-based compensation	6,457	4,881
Gain on sale of revenue equipment	(103)	(1,713)
Benefit from deferred income taxes	(2,761)	(2,081)
Equity in loss of associated company	1,085	2,744
Changes in operating assets and liabilities:
Trade accounts receivable	(12,970)	28
Income tax payable	18,592	(1,909)
Other assets	57,602	48,268
Trade accounts payable	32,295	14,502
Claims accruals	(1,519)	3,978
Accrued payroll and other accrued expenses	(46,882)	480
Net cash provided by operating activities	362,953	365,188

Cash flows from investing activities:
Additions to property and equipment	(292,508)	(377,122)
Net proceeds from sale of equipment	24,137	42,930
Increase in other assets	(767)	(269)
Net cash used in investing activities	(269,138)	(334,461)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	400,000	100,000
Payments on long-term debt	(10,500)	0
Net proceeds from revolving lines of credit	71,300	156,000
Net purchases of treasury stock and other	(534,321)	(250,661)
Tax benefit of stock options exercised	14,007	10,775
Dividends paid	(37,559)	(36,177)
Net cash used in financing activities	(97,073)	(20,063)
Net increase (decrease) in cash and cash equivalents	(3,258)	10,664
Cash and cash equivalents at beginning of period	7,371	7,412
Cash and cash equivalents at end of period	$4,113	$18,076

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45,962	$7,605
Income taxes	$88,929	$91,584

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

2.              Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of options or unvested restricted share units exercised or converted their holdings into common stock. The dilutive effect of stock options and restricted share units was 3.1 million shares during the third quarter 2007, compared to 3.4 million shares during third quarter 2006. During the nine months ended September 30, 2007 and September 30, 2006, the dilutive effect of stock options and restricted share units was 3.4 million shares and 3.9 million shares, respectively.

We had options to purchase shares of common stock which were outstanding during the periods shown, but were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares for the period. A summary of those options follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Number of shares under option	0	35,000	0	13,000
Range of exercise price	—	$21.25 - $24.43	—	$24.27 - $24.43

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

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Stock options:
Pre-tax compensation expense	$1,189	$1,351	$3,380	$4,054
Tax benefit	465	527	1,322	1,581
Stock option expense, net of tax	$724	$824	$2,058	$2,473
Restricted share units:
Pre-tax compensation expense	$945	$379	$3,077	$1,485
Tax benefit	370	148	1,203	579
Restricted share unit expense, net of tax	$575	$231	$1,874	$906

Stock Options

While we have not granted nonstatutory stock options since calendar year 2005, we have stock options outstanding from previous grants. Our nonstatutory stock options may be granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee of our Board of Directors. These options generally vest over a 10-year period, with accelerated vesting if there is a change in control, as defined by the plan, and are forfeited if the employee terminates for any reason other than death, disability or retirement after age 55. An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the exercise of an option. The following table summarizes the changes in our outstanding stock options:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	8,780	$8.67	6.13	$106.3
Exercised	1,774	5.44	—	—
Forfeited	77	9.07	—	—
Outstanding at September 30, 2007	6,929	$9.50	5.83	$116.4
Exercisable at September 30, 2007	730	$6.46	5.10	$14.5

Restricted Share Units

            We began awarding restricted share units in 2005. Through September 30, 2007, we have awarded 1.3 million units. Restricted share units have various vesting schedules ranging from five to ten years. These restricted share units do not contain rights to vote or receive dividends until the vesting date. Unvested restricted share units are forfeited if the employee terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee of our Board of Directors. The following table summarizes changes in unvested share units:

	Number of Shares (in thousands)	Weighted - Average Grant - Date Fair Value
Unvested at January 1, 2007	1,286	$20.68
Granted	57	27.03
Vested	23	20.71
Forfeited	22	21.06
Unvested at September 30, 2007	1,298	$20.95

            As of September 30, 2007, we had $15.2 million and $20.8 million of total unrecognized compensation expense related to nonstatutory stock options and restricted share units, respectively, which is expected to be recognized over the remaining weighted-average period of approximately 2.21 years for stock options and 2.97 years for restricted share units.

4.         Debt

            Long-term debt consists of the following (in millions):

	September 30,2007	December 31, 2006
Revolving lines of credit	$371.2	$299.9
Senior Notes	400.0	—
Term loan	86.0	96.5
Less current maturities	(234.0)	(214.0)
Total long-term debt	$623.2	$182.4

Revolving Lines of Credit

At September 30, 2007, we were authorized to borrow up to a total of $575 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $350 million. Effective March 29, 2007, we entered into a new senior revolving credit facility agreement, which replaced our previous senior revolving credit facility dated April 27, 2005. This new credit facility has a five year term expiring March 29, 2012. In June 2007, we exercised a feature of the agreement which allowed us to increase our total commitment amount from $250 million to $350 million. The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating. At September 30, 2007, we had $151.2 million outstanding at an average interest rate of 6.21% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program. In June 2007, we increased our total commitment to $225 million from the original $200 million.  We renewed this facility at maturity on July 30, 2007, for a one-year term maturing on July 28, 2008. The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market. At September 30, 2007, we had $220.0 million outstanding at an average interest rate of 5.72% under this agreement.

Senior Notes

                On March 29, 2007, we sold $200 million of 5.31% Senior Notes (2011 Notes), which are due March 29, 2011, to various purchasers through a private placement offering pursuant to our Note Purchase Agreement dated March 15, 2007. The proceeds were used for the purchase of trailing equipment off operating leases and for general working capital. The 2011 Notes were issued at par value. Interest payments are due semi-annually, in March and September of each year.

                On July 26, 2007, we sold $200 million of 6.08% Senior Notes (2014 Notes), which mature July 26, 2014, to various purchasers through a private placement offering pursuant to our Note Purchase Agreement dated July 15, 2007.  Proceeds from these notes have been utilized to purchase shares of our common stock, pay down existing debt on our revolving credit facilities and finance capital expenditures for revenue equipment. The 2014 Notes were issued at par value. Principal payments in the amount of $50.0 million are due July 26, 2012 and July 26, 2013, with the remainder due upon maturity. Interest payments are due semi-annually, with the first payment due January 26, 2008. The Note Purchase Agreements for both issuances describe the terms and conditions of the Notes, which include requirements to maintain certain covenants and financial ratios.

Term Loan

On September 29, 2006, we entered into a $100 million term loan and credit agreement arranged by SunTrust Bank, in connection with our purchase of used, dry-van trailers. This $100 million facility is collateralized by a security interest in the trailing equipment and matures on September 29, 2009. We are required to make minimum quarterly principal payments in the amount of $3.5 million, through June 29, 2009. Stated interest on this facility is a 3-month LIBOR variable rate. Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement to effectively convert this floating rate debt to a fixed rate basis of 5.85%. The swap expires September 29, 2009, when the related term loan is due. At September 30, 2007, we had $86.0 million outstanding under this agreement.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2007.

5.         Capital Stock

            On July 19, 2007, we announced that our Board of Directors declared a regular quarterly dividend of $0.09 per common share, payable on August 17, 2007, to stockholders of record on August 2, 2007. At December 31, 2006, $103.4 million was remaining to purchase our common stock as part of a plan previously authorized by our Board of Directors. Purchases under that authorization were completed in March 2007. On May 2, 2007, our Board authorized up to $500 million in additional purchases of our common stock over the next twelve months. During the nine months ended September 30, 2007, we purchased approximately 19.3 million shares for $541.6 million, under the two authorizations. At September 30, 2007, we had $61.8 million remaining under the May 2, 2007 authorization.

6.         Comprehensive Income

            Comprehensive income includes changes in the fair value of the interest rate swap, which qualifies for hedge accounting. A reconciliation of Net Earnings and Comprehensive Income follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net earnings	$50,783	$57,834	$158,811	$162,148
Unrealized loss on derivative instruments	(1,008)	—	(587)	—
Income tax benefit	394	—	229	—
Comprehensive income	$50,169	$57,834	$158,453	$162,148

7.         Income Taxes

            Our effective income tax rate was 39.1% and 34.1% for the three and nine month periods ended September 30, 2007, respectively, compared with 39.0% for the three and nine month periods ended September 30, 2006.  The decrease in our effective tax rate for the nine month period ended September 30, 2007 was due to our settlement with the Internal Revenue Service (IRS) on a sale-and-leaseback transaction in June 2007 as described below.  In determining our provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  We expect our effective income tax rate to approximate 35.4% for the full calendar year 2007.

            In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48).  We were required to adopt the provisions of FIN 48, effective January 1, 2007.  As a result of this adoption, we recognized additional tax liabilities of $7.5 million with a corresponding reduction to beginning retained earnings as of January 1, 2007.  At adoption, we had a total of $81.0 million in gross unrecognized tax benefits.  Of this amount, $57.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $18.6 million at adoption.  As of January 1, 2007, the federal statute of limitations remained open for years 1999 and forward, while tax years 1996 and forward were subject to audit by state tax authorities in major jurisdictions.

            In June 2007, we completed a Post Appeals Mediation with the IRS, whereby we agreed to a settlement of a sale-and-leaseback transaction and other uncertain tax positions related to the IRS audits for tax years 1998-2003.  As a result of this settlement, we made a cash payment to the IRS for previous tax liabilities including interest, in the amount of $49.5 million.  No penalties have been proposed or paid on these deficiencies.  We adjusted the amount of the accrued liability in excess of the net settlement amount in June 2007, which resulted in a decrease in income tax expense of approximately $12.1 million.

            For the nine months ended September 30, 2007, we have made adjustments to the balance of unrecognized tax benefits that is a component of other long term liabilities on our balance sheet as follows:

Balance at January 1, 2007	$42.9
Additions based on adoption of FIN 48	38.1
Additions of interest and penalty accruals for positions taken in prior years	1.5
Balance at March 31, 2007	$82.5
Additions of interest and penalty accruals for positions taken in prior years	3.4
Settlements	(65.6)
Balance at June 30, 2007	$20.3
Additions of interest and penalty accruals for positions taken in prior years	0.4
Balance at September 30, 2007	$20.7

            Included in the additions for the third quarter is an accrual of $0.4 million for interest expense for uncertain state tax positions.  At September 30, 2007, we had a total of $20.7 million in gross unrecognized tax benefits.  Of this amount, $9.8 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $5.6 million at September 30, 2007.  Interest and penalties related to income taxes are classified as interest expense in our financial statements.  Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  As a result of the settlement, we believe only tax years 2004 and forward remain subject to examination by federal tax jurisdictions.

8.         Legal Proceedings

            We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on our present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

9.         Business Segments

            We reported three distinct business segments during the year ended December 31, 2006. These segments included: Intermodal (JBI), Dedicated Contract Services (DCS), and Truck (JBT).  The operation of each of these businesses is described in Note 13 of our Annual Report (Form 10-K) for the year ended December 31, 2006.  Effective January 1, 2007 and for the three and nine months ended September 30, 2007, we began reporting a fourth business segment, Integrated Capacity Solutions (ICS).  Our ICS segment provides comprehensive transportation services and solutions by utilizing a network of third-party carriers.  These carriers at times had supplemented our dry van, full-load operations, and were previously aggregated with the JBT segment.  We now evaluate performance and allocate resources based on these four operating segments.  A summary of certain segment information is presented below (in millions):

	Assets (*) As of September 30
	2007	2006
JBI	$661	$505
DCS	427	425
JBT	591	602
ICS	11	4
Other (includes corporate)	136	175
Total	$1,826	$1,711

*        Business segment assets exclude the net impact of intercompany accounts.

	Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
JBI	$429	$366	$1,171	$1,043
DCS	237	239	698	682
JBT	208	249	645	736
ICS	26	10	55	32
Subtotal	900	864	2,569	2,493
Inter-segment eliminations	(8)	(6)	(24)	(17)
Total	$892	$858	$2,545	$2,476

	Operating Income
	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
JBI	$61.0	$46.4	$161.8	$125.6
DCS	24.4	30.8	71.2	79.6
JBT	9.2	23.2	37.1	69.2
ICS	1.4	0.8	2.5	2.8
Other (includes corporate)	(0.1)	(0.7)	(0.1)	0.1
Total	$95.9	$100.5	$272.5	$277.3

	Depreciation and Amortization Expense
	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
JBI	$11.6	$8.9	$32.5	$24.7
DCS	17.6	16.4	52.7	47.6
JBT	20.1	17.7	58.4	53.2
ICS	0.0	0.0	0.0	0.0
Other (includes corporate)	3.0	2.8	8.7	8.4
Total	$52.3	$45.8	$152.3	$133.9

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            You should refer to the attached interim condensed consolidated financial statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2006 as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service.  Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during the months of August through early November.  You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2006, for additional information on risk factors and other events that are not within our control.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Our future financial and operating results could fluctuate as a result of these and other risk factors as described from time to time in our filings with the Securities and Exchange Commission.

GENERAL

            We are one of the largest full-load and multi-modal transportation companies in North America.  We operate four distinct, but complementary, business segments and provide a wide range of general and specifically tailored freight and logistics services to our customers.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by transporting or arranging for others to provide the transportation service.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30.

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

            With the exception of income taxes, there have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our annual report on Form 10-K.  The methodology applied to our estimate for income taxes changed due to the implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which we adopted effective January 1, 2007.  As a result of this adoption, we recognized additional tax liabilities of $7.5 million with a corresponding reduction to retained earnings as of January 1, 2007.  See Note 7, Income Taxes, of our  accompanying unaudited condensed consolidated financial statements for a further discussion of the effect of FIN 48.

Segments

            We operated four segments during the three and nine months ended September 30, 2007.  The operation of each of these business segments, with the exception of Integrated Capacity Solutions (ICS), is described in Note 13 of our annual report (Form 10-K) for the year ended December 31, 2006.  ICS is described in Note 9, Business Segments, of our accompanying unaudited condensed consolidated financial statements.

            The following table presents the operating revenues and operating income for ICS for each of the four quarters in the year ended December 31, 2006 (in thousands):

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating revenues	$10,274	$11,102	$10,407	$10,031
Operating income	$884	$1,015	$847	$656

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Summary of Operating Segment Results

For the Three Months Ended September 30

(in millions)

	Operating Revenues			Operating Income
	2007	2006	% Change	2007	2006
JBI	$429	$366	17.0%	$61.0	$46.4
DCS	237	239	(0.6)	24.4	30.8
JBT	208	249	(16.3)	9.2	23.2
ICS	26	10	146.0	1.4	0.8
Other (includes corporate)	0	0	—	(0.1)	(0.7)
Subtotal	900	864	4.2%	95.9	100.5
Inter-segment eliminations	(8)	(6)	—	—	—
Total	$892	$858	3.9%	$95.9	$100.5

            Our total consolidated operating revenues increased to $892 million for the third quarter 2007, a 3.9% increase over the $858 million in the third quarter 2006.  Fuel surcharge (FSC) revenues were $124.3 million during the current quarter, compared with $124.1 million in 2006.  FSC revenue had only a slight impact on our quarter to quarter comparison.  If FSC revenues were excluded from both periods, the increase of 2007 revenue over 2006 would have been 4.5%.  This increased level of revenue, excluding FSC, was attributable to growth in our Intermodal and Integrated Capacity Solutions segments.  The combined tractor fleet declined from 12,106 units in the third quarter 2006 to 11,723 units in the third quarter 2007.  Containers and trailers grew from 51,889 to 57,489 over the same period.  The growth in trailing equipment was primarily to support additional intermodal business.

            JBI segment revenue increased 17.0% to $429 million during the third quarter 2007, compared with $366 million in 2006.  This increase in segment revenue was primarily a result of a 23.0% increase in load volume.  Operating income of the JBI segment rose to $61.0 million in the third quarter 2007, from $46.4 million in 2006, primarily due to the increase in revenue, a reduction of empty miles, less use of outsourced dray carriers and lower leased equipment costs.

            DCS segment revenue decreased less than 1% to $237 million in 2007, from $239 million in 2006.  Revenue per truck per week was down by less than 1% over the same period.  Operating income of our DCS segment decreased to $24.4 million in 2007, from $30.8 million in 2006.  The decline in operating income was primarily due to increases in casualty and workers’ compensation expenses and driver compensation.

            JBT segment revenue totaled $208 million for third quarter 2007, a decrease of 16.3% from the $249 million in the third quarter 2006.  This decrease in revenue was primarily a result of an 11% decrease in loads hauled, compared to the same quarter a year ago, as demand was much softer in the third quarter 2007.  At the end of the third quarter, the tractor fleet declined 11%, compared to the third quarter 2006.  Rate per loaded mile, excluding fuel surcharges, declined 3.8%, compared to the prior year, primarily due to lower spot and unplanned business, as well as a change in freight mix.  Operating income of our JBT segment declined during the third quarter 2007 to $9.2 million, from $23.2 million in 2006.  In addition to the impact of lower revenue from the decrease in load volume and rates, equipment maintenance, tire costs and driver compensation were higher in the third quarter 2007, compared with 2006.

            ICS segment revenue grew 146%, to $26 million in 2007, from $10 million in 2006, which was attributable to increases in load volume from both new and existing customers.  Operating income of our ICS segment increased to $1.4 million, from $0.8 million in 2006, as operating leverage from the higher revenue growth began to cover expenses primarily resulting from higher personnel and technology costs related to growing and investing in the ICS segment.  Our ICS staff grew significantly during the third quarter 2007, compared with 2006, largely due to additions of sales and operations personnel.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2007	2006	2007 vs. 2006
Total operating revenues	100.0%	100.0%	3.9%
Operating expenses:
Rents and purchased transportation	35.9	33.6	11.0
Salaries, wages and employee benefits	25.2	26.8	(2.3)
Fuel and fuel taxes	13.1	13.9	(2.6)
Depreciation and amortization	5.9	5.3	14.2
Operating supplies and expenses	4.5	4.3	9.1
Insurance and claims	2.0	1.7	23.3
General and administrative expenses, net of gains
on asset dispositions	0.9	1.0	27.4
Operating taxes and licenses	1.2	1.0	(4.5)
Communication and utilities	0.6	0.7	(9.5)
Total operating expenses	89.2	88.3	5.0
Operating income	10.8	11.7	(4.6)
Interest income	0.0	0.0	26.5
Interest expense	1.4	0.6	137.5
Equity in loss of associated company	0.0	0.1	(95.2)
Earnings before income taxes	9.4	11.0	(12.0)
Income taxes	3.7	4.3	(11.8)
Net earnings	5.7%	6.7%	(12.2)%

            Total operating expenses increased 5.0% and operating revenues increased 3.9% during the third quarter 2007, over the comparable period 2006.  Operating income decreased to $95.9 million compared to $100.5 million for the third quarter 2006.

            Rents and purchased transportation costs increased 11.0% in 2007.  This increase in expense was due to increased payments to railroads related to our JBI business growth, slight increases in the rates charged by our rail carriers and increases in the volume of out-sourced freight related to growth of our ICS segment.  The increase was partially offset by reduced costs to rent and lease third-party trailing equipment, as we purchased trailers, containers and chassis during 2007.

            Salaries, wages and employee benefit costs decreased by $5.2 million, or 2.3%, and declined as a percentage of revenue during 2007, compared to 2006.  Driver pay decreased less than one percent, primarily due to a 10% decrease in the number of drivers in the JBT segment.  While we continue to increase various levels of driver compensation as necessary to attract and retain quality drivers, we, to date, have been able to recover the majority of these higher costs through rate increases.

            Fuel costs decreased 2.6% in 2007, compared to 2006.  Our fuel cost per gallon during the current quarter was down 1.9% compared to 2006.  We have fuel surcharge programs in place with the majority of our customers which allow us to adjust charges relatively quickly when fuel costs change.  Fuel miles per gallon in 2007 decreased slightly, compared to 2006, as a result of increased engine idle times and less fuel efficient engines.

            Depreciation and amortization expense increased 14.2% in 2007, which was the result of the expansion of our container fleet, the purchase of trailers off operating leases, and slightly higher purchase prices for tractors.  The 9.1% increase in operating supplies and expenses was primarily due to higher tractor and trailing equipment maintenance, as well as increased tire costs, compared to the third quarter 2006.  Insurance and claims expense grew 23.3% in 2007, compared to 2006, primarily due to higher casualty claims, both in dollar amount and number of incidents, and increased cost per claim recognized in the current quarter.

            General and administrative expenses increased 27.4% during the current quarter over the comparable period 2006, partly due to an increase in bad debt expense and professional fees, as well as a decrease in the amount of gains from revenue equipment sales to other third parties.  Dispositions of revenue equipment resulted in a net loss of $0.2 million in 2007, compared to a net gain of $0.4 million in 2006.  The increases were partially offset by decreases in driver advertising.

            Net interest expense increased from $5.2 million in the third quarter 2006 to $12.5 million in the current quarter, primarily due to increased debt levels.  Total debt increased to $857.2 million at September 30, 2007, from $380.0 million at September 30, 2006.  Our higher debt levels were primarily a result of borrowings to fund purchases of revenue equipment, company stock and payment of the IRS settlement.

            The “equity in loss of associated company” item on our condensed consolidated statement of earnings reflects our share of the operating results of Transplace, Inc. (TPI).

            Our effective income tax rate increased slightly to 39.1% in 2007, from 39.0% in 2006.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  Our effective annual tax rate for calendar year 2006 was 37.9%.  We expect our effective annual tax rate to approximate 35.4% for the full calendar year 2007.  The decrease in the estimated 2007 rate is due to the settlement of the proposed IRS adjustment, which was partially offset by an increase attributed to the application of FIN 48.  See Note 7, Income Taxes, of our accompanying unaudited condensed consolidated financial statements for a further discussion of the IRS settlement.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Summary of Operating Segment Results

For the Nine Months Ended September 30

(in millions)

	Operating Revenues			Operating Income
	2007	2006	% Change	2007	2006
JBI	$1,171	$1,043	12.2%	$161.8	$125.6
DCS	698	682	2.3	71.2	79.6
JBT	645	736	(12.4)	37.1	69.2
ICS	55	32	74.6	2.5	2.8
Other (includes corporate)	0	0	—	(0.1)	0.1
Subtotal	2,569	2,493	3.0%	272.5	277.3
Inter-segment eliminations	(24)	(17)	—	—	—
Total	$2,545	$2,476	2.8%	$272.5	$277.3

            Our total consolidated operating revenues increased to $2,545 million for the nine months ended September 30, 2007, a 2.8% increase over the $2,476 million for the comparable period 2006.  Fuel surcharge (FSC) revenues were $328.5 million during the nine months ended September 30, 2007, compared to $328.2 million in 2006. If FSC revenues were excluded from both periods, the increase of 2007 revenue over 2006 would have been 3.2%.

This increased level of revenue, excluding FSC, was attributable to growth in our Intermodal, Dedicated Contract Services, and Integrated Capacity Solutions segments.  As previously mentioned, containers and trailers grew from 51,889 units to 57,489 units over the same period.  The growth in the trailing fleet was primarily to support additional intermodal and dedicated business.

            JBI segment revenue increased 12.2%, to $1,171 million during the nine months ended September 30, 2007, compared to $1,043 million in 2006.  JBI load count increased 23% over the same quarter 2006.  The increase in segment revenue was primarily a result from existing customers.  Operating income of the JBI segment rose to $161.8 million in the nine months ended September 30, 2007, from $125.6 million in 2006, primarily due to the increase in revenue, rate increases and lower leased equipment costs.

            DCS segment revenue grew 2.3%, to $698 million in 2007, from $682 million in 2006.  This increase in DCS segment revenue was driven by a 2.0% increase in loads, which was partly offset by a slight decrease in revenue per truck per week.  Operating income of our DCS segment decreased to $71.2 million in 2007, from $79.6 million in 2006.  The decline in operating income was partly due to severe winter weather in February and March 2007 resulting in higher towing and maintenance costs and increased engine idle time compared to the nine months ended September 30, 2006.  Salary, wages, and benefits, as well as casualty and workers’ compensation expenses, were also higher in 2007 compared to 2006.

            JBT segment revenue totaled $645 million for the nine months ended September 30, 2007, a decrease of 12.4% from the $736 million in the nine months ended September 30, 2006.  This decrease in revenue was primarily a result of a 7.9% decrease in loads hauled, as demand was much softer in 2007.  The JBT tractor fleet declined 574 units, or 11% during 2007, compared to 2006.  Additionally, rate per loaded mile, excluding fuel surcharge, decreased slightly compared to prior year.  Operating income of our JBT segment declined during the nine months ended September 30, 2007 to $37.1 million, from $69.2 million in 2006.  In addition to the revenue related impact from the decrease of rates and load volume, operating costs were higher in 2007 compared to 2006, partly due to adverse weather in February and March 2007, which caused increases in insurance claims and tractor maintenance.  An increase in driver compensation also reduced operating income.

            ICS segment revenue grew 74.6%, to $55 million in 2007, from $32 million in 2006, which was attributable to increases in load volume from both new and existing clients.  Operating income of our ICS segment decreased to $2.5 million, from $2.8 million in 2006, partly as a result of higher personnel and technology costs in growing and investing in the ICS segment.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease in total dollar amounts of those items as compared to the prior period.

	Nine Months Ended September 30
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2007	2006	2007 vs. 2006
Total operating revenues	100.0%	100.0%	2.8%
Operating expenses:
Rents and purchased transportation	34.5	33.8	4.9
Salaries, wages and employee benefits	26.2	27.0	(0.2)
Fuel and fuel taxes	13.2	13.7	(0.9)
Depreciation and amortization	6.0	5.4	13.8
Operating supplies and expenses	4.6	4.4	6.7
Insurance and claims	2.0	1.7	22.8
General and administrative expenses, net of gains
on asset dispositions	1.2	1.1	11.5
Operating taxes and licenses	1.0	1.0	(2.2)
Communication and utilities	0.6	0.7	(8.5)
Total operating expenses	89.3	88.8	3.3
Operating income	10.7	11.2	(1.7)
Interest income	0.0	0.0	15.3
Interest expense	1.2	0.4	234.4
Equity in loss of associated company	0.0	0.1	(60.5)
Earnings before income taxes	9.5	10.7	(9.4)
Income taxes	3.2	4.2	(20.9)
Net earnings	6.3%	6.5%	(2.1)%

            Total operating expenses increased 3.3% and operating revenues increased 2.8%, during the nine months ended September 30, 2007, over the comparable period 2006.  As previously mentioned, changes in fuel costs and FSC revenues can have an impact on the comparison of revenues and costs between reporting periods.  Operating income declined slightly to $272.5 million during the nine month period 2007, from $277.3 million in 2006.

            Rents and purchased transportation costs increased 4.9% in 2007.  This increase in expense was due to increased payments to railroads related to our JBI business growth, slight increases in the rates charged by our rail carriers and increases in the volume of out-sourced freight related to growth of our ICS segment.  The increase was partially offset by reduced costs to rent and lease third-party trailing equipment, as we purchased trailers, containers and chassis during 2007.

            Salaries, wages and employee benefit costs decreased by less than 1% in 2007 over 2006 and declined as a percentage of revenue, primarily due to a slight decline in the number of drivers.  While we continue to increase various levels of driver compensation as necessary to attract and retain quality drivers, we, to date, have been able to recover the majority of these higher costs through rate increases.  Expenses for temporary labor and group insurance decreased in 2007, compared to 2006.

            Fuel costs decreased by less than 1% in 2007, compared to 2006.  Our fuel cost per gallon during the nine months ended September 30, 2007 was essentially flat compared to 2006.  We have fuel surcharge programs in place with the majority of our customers which allow us to adjust charges relatively quickly when fuel costs change.  Fuel miles per gallon in 2007 decreased slightly, compared to 2006, as a result of less fuel efficient engines and severe winter weather in February and March 2007.

            Depreciation and amortization expense increased 13.8% in 2007, which was the result of the expansion of our container fleet, the purchase of trailers off operating leases, and slightly higher purchase prices for tractors. The 6.7% increase in operating supplies and expenses was primarily due to higher expenditures for tractor maintenance, tires and towing, partly due to the severe winter weather, compared to the nine months ended September 30, 2006.

Insurance and claims expense grew 22.8% during 2007 compared with 2006, primarily due to higher casualty claims, both in dollar amount and number of incidents, and increased cost per claim recognized in the current period.

            General and administrative expenses increased 11.5% for the current nine months over the comparable period in 2006, partly due to an increase in computer rentals and repairs and other professional fees.    Net gains from the sale of revenue equipment were $0.1 million in 2007, compared to $1.7 million in 2006.  The resulting increase in general and administrative expenses was partly due to the decrease in gains from the sale of revenue equipment, partially offset by a decrease in driver advertising.

            Net interest expense increased in 2007, primarily due to increased debt levels.  Total debt increased to $857.2 million at September 30, 2007, from $380.0 million at September 30, 2006.  Our higher debt levels were primarily a result of borrowings to fund stock purchase activity, the acquisition of trailing equipment and payment of the IRS settlement.

            The “equity in loss of associated company” item on our condensed consolidated statement of earnings reflects our share of the operating results of TPI.

Liquidity and Capital Resources

Cash Flow

            Net cash provided by operating activities totaled $363 million during the nine months ended September 30, 2007, compared to $365 million for the same period in 2006.  Operating cash flows decreased slightly due to the timing of cash collections on trade accounts receivable and payments on other accrued expenses.  This decrease was partially offset by the timing of cash payments for income taxes on current operations.  Net cash used in investing activities totaled $269 million in 2007, compared to $334 million in 2006.  This decrease reflects reduced purchases of containers and chassis, as well as trailing equipment purchased off operating leases, relative to 2006.  Net cash used in financing activities was $97 million in 2007, compared to $20 million in 2006.  The increase in the amount of cash used in financing activities was primarily the result of increased purchases of company stock, and a slight increase in our dividend payments which were $37.6 million in 2007, compared to $36.2 million in 2006.  This increase was partially offset by an increase of cash provided by proceeds from issuance of long-term debt.

	September 30, 2007	December 31, 2006	September 30, 2006
Working capital ratio	.77	.98	.92
Current maturities of long-term debt (millions)	$234.0	$214.0	$214.0
Total debt (millions)	$857.2	$396.4	$380.0
Total debt to equity	2.39	.52	.54
Total debt as a ratio to total capital	.70	.34	.35

Liquidity

            Our need for capital has typically resulted from the acquisition of intermodal containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment with new, late model equipment.  We are generally able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances.  We have also periodically utilized operating leases to obtain revenue equipment.  To date, none of our operating leases contain any guaranteed residual value clauses.

At September 30, 2007, we were authorized to borrow up to a total of $575 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $350 million.  Effective March 29, 2007, we entered into a new senior revolving credit facility agreement, which replaced our previous senior revolving credit facility dated April 27, 2005.  This new credit facility has a five year term expiring March 29, 2012.  In June 2007, we exercised a feature of the agreement which allowed us to increase our total commitment amount from $250 million to $350 million. The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating. At September 30, 2007, we had $151.2 million outstanding at an average interest rate of 6.21% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program.  In June 2007, we increased our total commitment to $225 million from the original $200 million.  We renewed this facility at maturity on July 30, 2007, for a one-year term maturing on July 28, 2008.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market.  At September 30, 2007, we had $220.0 million outstanding at an average interest rate of 5.72% under this agreement.

On March 29, 2007, we sold $200 million of 5.31% Senior Notes (2011 Notes), which are due March 29, 2011, to various purchasers through a private placement offering pursuant to our Note Purchase Agreement dated March 15, 2007.  The proceeds were used for the purchase of trailing equipment off operating leases and for general working capital purposes.  The 2011 Notes were issued at par value.  Interest payments are due semi-annually, in March and September of each year.

On July 26, 2007, we sold $200 million of 6.08% Senior Notes (2014 Notes), which mature July 26, 2014, to various purchasers through a private placement offering pursuant to our Note Purchase Agreement dated July 15, 2007.  Proceeds from these notes have been utilized to purchase shares of our common stock, pay down existing debt on our revolving credit facilities and finance capital expenditures for revenue equipment.  The 2014 Notes were issued at par value.  Principal payments in the amount of $50.0 million are due July 26, 2012 and July 26, 2013, with the remainder due upon maturity.  Interest payments are due semi-annually, with the first payment due January 26, 2008.  The Note Purchase Agreements for both issuances describe the terms and conditions of the Notes, which include requirements to maintain certain covenants and financial ratios.

On September 29, 2006, we entered into a $100 million term loan and credit agreement arranged by SunTrust Bank, in connection with our purchase of used, dry-van trailers.  This $100 million facility is collateralized by a security interest in the trailing equipment and matures on September 29, 2009.  We are required to make minimum quarterly principal payments in the amount of $3.5 million, through June 29, 2009.  Stated interest on this facility is a 3-month LIBOR variable rate.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement to effectively convert this floating rate debt to a fixed rate basis of 5.85%.  The swap expires September 29, 2009, when the related term loan is due.  At September 30, 2007, we had $86.0 million outstanding under this agreement.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2007.

We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  Decreases in our working capital ratio were primarily driven by increases in debt issuances to purchase revenue equipment and our common stock.

	Contractual Obligations As of September 30, 2007 Amounts Due by Period (in millions)
	Total	One Year Or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$7.4	$4.2	$2.4	$0.8	$0.0

Term loan	86.0	14.0	72.0	0.0	0.0

Revolving lines of credit	371.2	220.0	0.0	151.2	0.0

Senior notes	400.0	0.0	0.0	250.0	150.0

Commitments to acquire revenue equipment	252.9	252.9	0.0	0.0	0.0

Total	$1,117.5	$491.1	$74.4	$402.0	$150.0

            Our net capital expenditures were approximately $268 million during the nine months ended September 30, 2007, compared to $334 million for the same period in 2006.  As previously mentioned, the capital expenditures in 2007 were primarily for additional intermodal containers, chassis and the purchase of certain trailing equipment off operating leases.  We are currently committed to spend approximately $78.7 million, net of proceeds from equipment dispositions, during the remainder of 2007 on revenue equipment.  We expect to spend approximately $347 million, net of proceeds for equipment dispositions, for total capital expenditures during calendar year 2007.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to operating leases for trailing equipment and various data processing equipment and facilities.  As of September 30, 2007, we had approximately 303 trailers and 1,013 containers/chassis that were subject to operating leases, and we had approximately $2.1 million of obligations remaining under these leases.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We had $857.2 million of debt outstanding at September 30, 2007, including our revolving lines of credit, term loan credit facility, and senior notes issuances.  The variable interest rates applicable to these arrangements are based on either the prime rate or LIBOR plus an applicable margin.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a one percent increase in our applicable rate would reduce annual pretax earnings by $3.7 million.  We currently have an interest rate swap agreement which effectively converts the $100 million variable rate term loan credit facility to a fixed rate basis.  Additionally, our senior notes have a fixed interest rate of 5.31% (2011 Notes) and 6.08% (2014 Notes).  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.

            Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2007.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of September 30, 2007, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

            The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of September 30, 2007, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

            As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of

the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission.

            In addition, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

ITEM 2.        CHANGES IN SECURITIES

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended September 30, 2007:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan
July 1 through July 31, 2007	2,881,045	$28.57	2,881,045	$220,572,698

August 1 through August 31, 2007	4,782,200	27.99	4,782,200	86,722,941

September 1 through September 30, 2007	912,692	27.36	912,692	61,753,208

Total	8,575,937	$27.97	8,575,937	$61,753,208

(1)                      On May 2, 2007 our Board of Directors authorized the purchase of up to $500 million of our common stock over the next twelve months.  At September 30, 2007, we had $61,753,208 remaining under the authorization.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.        OTHER INFORMATION

            Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

            a)       Exhibits

            See Index to Exhibits

            b)      Reports on Form 8-K

•                  On October 11, 2007, we filed a current report on Form 8-K announcing our financial results for the third quarter ended September 30, 2007.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 31st day of October, 2007.

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