Form 10-K
period 2007-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2008-02-29
CIK 728535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended	Commission file number
December 31, 2007	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

615 J.B. Hunt Corporate Drive	72745-0130
Lowell, Arkansas	(ZIP code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 479-820-0000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

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

Yes     ☒       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☒             Accelerated filer     ☐          Non-accelerated filer     ☐        Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐       No     ☒

The aggregate market value of 91,239,482 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2007, was $2.7 billion (based upon $29.32 per share).

As of February 26, 2008, the number of outstanding shares of the registrant’s common stock was 124,715,401.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of the Stockholders, to be held May 1, 2008, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Calendar Year Ended December 31, 2007

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

PART I

ITEM 1.   BUSINESS

OVERVIEW

        We are one of the largest surface transportation companies in North America.  J.B. Hunt Transport Services, Inc. is a publicly held holding company that, together with our wholly owned subsidiaries and affiliated companies, provides a wide range of transportation services to a diverse group of customers throughout the continental United States, Canada and Mexico.  Unless otherwise indicated by the context, “we,” “us,” “our” and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries.  We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983.  Our service offerings include transportation of full-load freight, which we directly transport in multimodal arrangements utilizing our company-owned revenue equipment and company drivers, independent contractors, or third parties.  This full-load freight may be transported entirely by truck over roads and highways, or may be moved, in part, by rail.  We have arrangements with most of the major North American rail carriers to transport freight in containers and trailers.  We also provide customized freight movement, revenue equipment, labor and systems services that are tailored to meet individual customers’ requirements and typically involve long-term contracts.  These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment and network design.  We also provide integrated capacity and comprehensive transportation services and solutions by utilizing a network of thousands of reliable third-party carriers.  While these unrelated outside carriers at times supplement our dry van, full-load operations, they also provide flatbed, refrigerated, less-than-truckload and other specialized equipment, drivers and services.  In addition, we have a 37% ownership interest in a global transportation logistics company, Transplace, Inc. (TPI).  TPI is co-owned by five large transportation companies and provides supplemental sales, management and freight-movement services through arrangements with a large number of common carriers.

        Our business operations are primarily organized through four distinct, but complementary, business segments.  These segments include intermodal (JBI), dedicated contract services (DCS), full-load dry-van (JBT) and integrated capacity solutions (ICS).  Our business is somewhat seasonal with slightly higher freight volumes typically experienced during the months of August through early November.  Our DCS segment is subject to less seasonal variation than our other segments.  For the calendar year ended December 31, 2007, our consolidated revenue totaled $3.5 billion, after the elimination of inter-segment business.  Of the total, $1.7 billion, or 47%, was generated by our JBI business segment.  Our DCS segment represented $937 million, or 27%, of total revenue.  Our JBT segment generated $842 million, or 24%, and our ICS segment generated $92 million, or 2%.

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

RECENT FOCUS

        During the past several years, we have taken significant steps to re-establish a primary focus on the profitability of our business segments.  In each segment we have implemented capacity-management decision-making processes that result in the deployment of our assets where we believe they will generate more profit.  We continually focus on replacing less-profitable freight with higher-margin freight and lanes.  Selective pricing actions and ensuring that we properly charge for all services provided have also been areas of major focus.  Recent examples of actions taken to redeploy our assets include: 1) a decision to sell certain revenue equipment within our JBT business segment; 2) expanding the number of third-party carriers that provide us with transportation services, and 3) growing our ICS business with new and existing customers.  Each of these are discussed in more detail in the operating segments’ sections.

        Increasingly, our customers are seeking energy-efficient transportation solutions to reduce both cost and greenhouse-gas emissions.  Our intermodal service addresses both demands.  We are also beginning to customize dedicated solutions aimed at minimizing transportation-related carbon emissions.  Efforts to improve fleet fuel efficiency are ongoing, and we are an Environmental Protection Agency (EPA) SmartWaySM Transport Partner.

        In addition, fundamental changes in shipper supply-chain transportation logistics have resulted in the conversion of freight from traditional random truckload to intermodal and dedicated operations.  We continue to ingrain safety into our corporate culture and conduct all of our operations as safely as possible.

OPERATING SEGMENTS

        Segment information is also included in Note 13 to our Consolidated Financial Statements.

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

        Our intermodal program has grown from 20 loads in late 1989 to more than 738,000 in 2007.  JBI operates 34,019 company-controlled containers system wide.  The entire fleet comprises 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality.  JBI also manages a fleet of 1,795 company-owned tractors and 2,232 company drivers in support of intermodal operations.  At December 31, 2007, the total JBI employee count was 2,494.  Revenue for the JBI segment in calendar year 2007 was $1.65 billion, compared with $1.43 billion in 2006.  As previously announced, an arbitration process with the BNSF Railway Company (BNI) was concluded during the third quarter 2005.  In accordance with the settlement terms, we paid BNI $25.8 million.  In addition, this settlement also resulted in higher rail purchased transportation expenses effective October 1, 2005.  Normal commercial business activity continued with BNI during the approximate 15-month arbitration process, and normal business operations have continued since the final settlement.

DCS Segment

        Since 1992, we have offered dedicated contract carriage as a service option.  Our DCS segment operations specialize in the design, development and execution of customer-specific fleet solutions.  Capitalizing on advanced systems and technologies, DCS offers transportation engineering solutions that support private fleet conversion, dedicated fleet creation and transportation system augmentation.  DCS operations typically provide customized services that are governed by long-term contracts and currently include dry-van, flatbed, temperature-controlled, dump trailers and local inner-city operations.

        DCS operations focus on delivering recognizable customer value through best-in-class service, cost control and guaranteed dedicated capacity.  We utilize a proprietary methodology known as Customer Value Delivery® (CVD) to create, measure and communicate value generated for each customer.  DCS leverages the JBHT freight network to reposition equipment near outbound domiciles, thereby reducing inefficient empty miles and system cost.  We also frequently find synergy in shared resources with the JBT and JBI segments, including terminals, drivers, maintenance shops, bulk fuel locations and trailer pools providing further economies of scale.  DCS revenue for calendar year 2007 was $937 million, compared with $915 million in 2006.  In early 2004, DCS began utilizing independent contractors (ICs) and at December 31, 2007, we had 100 ICs operating in this segment.  At December 31, 2007, our segment operated 4,941 company-controlled and 92 customer-owned trucks and employed 6,041 people, 5,262 of whom were drivers.

JBT Segment

        Our primary transportation service offerings classified in this segment include full-load, dry-van freight, which is predominantly transported utilizing company-controlled tractors operating over roads and highways.  We pick up our freight at the dock or specified location of the shipper and transport the load directly to the location of the consignee.  Our loads are transported by our company-owned tractors and employee drivers or by ICs who agree to transport freight in our trailers.  This type of freight movement typically results in our billing the customer for all applicable freight charges and, in turn, paying the third party for their portion of the transportation services provided.  This type of service usually results in our recognition of revenue for the entire billing and the payment to the third party being classified as purchased transportation expense.

        We operate under the approval of certain Canadian authorities, allowing us to transport freight to and from all points in the continental United States to Quebec, British Columbia and Ontario.  We have authorization to operate directly in substantially all the Canadian provinces, but to date we have served limited points in Canada, primarily through interchange operations with Canadian motor carriers.  In late 2000, we began utilizing ICs in the JBT segment and at December 31, 2007, we had 978 ICs operating in the JBT segment, some of whom were leasing company-owned tractors.  JBT revenue for calendar year 2007 was $842 million, compared with $966 million in 2006.  At December 31, 2007, the JBT segment operated 3,572 company-owned tractors and employed 4,517 people, 3,635 of whom were drivers.  A portion of our JBT segment nondriver employees provide freight solicitation, order entry and other operational support services to our other two segments.  We record inter-segment credits and charges to properly reflect these inter-segment support services.

In December 2007, we entered into a plan to reduce the size of our JBT fleet and sell approximately 700 tractors and 2,500 trailers.  This plan is consistent with our strategy to move our economic model from that of a primarily asset-based truckload carrier to an asset-light transportation company and our focus for growth and investment in segments that provide the desired margins.  We expect to sell this equipment during calendar year 2008.  As a result of the plan, we recorded a pretax charge of $8.4 million in December 2007 to reduce the carrying value of the revenue equipment to estimated fair value, less costs to sell.

ICS Segment

        ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with JBHT owned equipment.  This type of freight movement typically results in our billing the customer for all applicable freight charges and, in turn, paying the third party for their portion of the transportation services provided.  This type of service usually results in our recognition of revenue for the entire billing and the payment to the third party being classified as purchased transportation expense.  ICS services include flatbed, refrigerated and less-than-truckload (LTL), as well as a variety of dry van and intermodal solutions.  ICS revenue for calendar year 2007 was $92 million, compared with $42 million in 2006.  At December 31, 2007, the ICS segment employed approximately 120 people.

        Prior to 2007, ICS financial results were reported as part of the JBT segment.  Beginning January 1, 2007, we began reporting ICS results separately.  Prior period segment information has been reclassified to reflect this change.

Logistics Business and Affiliated Company

        Effective July 1, 2000, we contributed an existing logistics segment business to a newly formed company, Transplace, Inc. (TPI).  TPI is a non-asset-based third-party logistics provider offering a blend of logistics technology and transportation management services.  Our share of TPI’s financial results is included on a one-line, nonoperating item included on our Consolidated Statements of Earnings titled “equity in loss of affiliated company.”

Operations in Mexico

        We have provided transportation services to and from Mexico since 1989.  These services typically involve equipment interchange operations with various Mexican motor carriers.  We provide transportation services to and from Mexico primarily by utilizing the services of a variety of Mexican carriers.

Marketing and Operations

        We transport, or arrange for the transportation of, a wide range of freight, including forest and paper products, building materials, general merchandise, food and beverages, chemicals and automotive parts.  Our customer base is extremely diverse and includes a large number of Fortune 500 companies.  Our ability to offer multiple services, utilizing our four business segments and a full complement of logistics services through third parties, represents a competitive advantage.  We provide a broad range of transportation services to larger shippers that seek to use a limited number of “core” carriers.  Our largest customer in 2007 was Wal-Mart Stores, Inc., which accounted for approximately 12% of our total revenue.

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

People

        We believe that one of the factors differentiating us from our competitors is our service-oriented people.  As of December 31, 2007, we had 15,795 employees, including 11,129 company drivers, 1,177 mechanics and 3,489 office personnel.  We also had arrangements with 1,084 ICs to transport freight in our trailing equipment.  None of our employees are represented by unions or covered by collective bargaining agreements.

        While we experienced improvements in 2007 relative to the past few years, our industry has periodically had a difficult time attracting and retaining enough qualified truck drivers.  It is also common for the driver turnover rate of individual carriers to exceed 100%.  It has been our practice to compensate our drivers at an above-average level in order to attract a higher caliber of experience and minimize turnover.  While we have not, to date, experienced significant operational disruptions due to driver shortages, we expect the costs to recruit, train and retain company drivers and ICs will continue to rise in the foreseeable future.

Revenue Equipment

        As of December 31, 2007, our company-owned tractor and truck fleet consisted of 10,308 units.  In addition, we had 1,084 ICs, who operate their own tractors, but transport freight in our trailing equipment.  We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets.  Based on our customers’ preferences and the actual business application, our DCS fleet is more diversified.  We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers and lowers maintenance expense.  At December 31, 2007, the average age of our combined tractor fleet was 3.0 years, our trailers averaged 6.4 years of age and our containers averaged 5.7 years.  We perform routine servicing and preventive maintenance of our equipment at most of our regional terminal facilities.

        Our JBI segment utilizes high-cube containers, which can be separated from the chassis and double-stacked on rail cars.  We are currently in the process of expanding our container fleet and reconditioning our chassis fleet.  The composition of our DCS trailing fleet varies with specific customer requirements and may include dry-vans, flatbeds, temperature-controlled, curtain-side vans, straight trucks and dump trailers.  We typically operate newer revenue equipment in our JBT segment to minimize downtime and maximize utilization.  We primarily utilize third-party carriers’ tractor and trailing equipment for our ICS segment; however, certain loads will utilize third-party carriers’ tractors powering our trailing equipment.

        In December 2007, we initiated a plan to sell certain revenue equipment in our JBT segment.  This plan is an effort to continue moving our current economic model from that of a primarily asset-based truckload carrier of the past to an asset-light transportation company, while reducing the JBT fleet until acceptable margins and returns on invested capital are achieved.  Terms of the plan include approximately 700 tractors and 2,500 trailers to be sold during calendar year 2008.

        Effective with model-year 2007 tractors, the EPA mandated lower emission standards for newly manufactured heavy-duty tractor engines.  The 2007 EPA-compliant engines require more costly ultra-low-sulfur diesel (ULSD) fuel.  Current market information and our experience to date indicates that ULSD fuel costs approximately $0.02 to $0.05 more per gallon.  In 2006, we began testing the model-year 2007 engines in a group of our tractors.  To date, we have seen a slight reduction in miles per gallon due to using ULSD fuel and these new 2007 EPA-compliant engines, and an increase in operating costs.  Further, the acquisition costs of these new engines has increased by approximately 10%.  A new set of more stringent emissions standards will become effective for newly-manufactured tractor engines in January 2010.

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

Regulation

        Our operations as a for-hire motor carrier are subject to regulation by the U.S. Department of Transportation (DOT) and the Federal Motor Carrier Safety Administration (FMCSA), and certain business is also subject to state rules and regulations.  The DOT periodically conducts reviews and audits to ensure our compliance with all federal safety requirements, and we report certain accident and other information to the DOT.  Our operations into and out of Canada and Mexico are also subject to regulation by those countries.

        In July 2007, the D.C. Circuit Court of Appeals vacated certain provisions contained in the hours-of-service (HOS) regulations, issued by the FMCSA.  The 11-hour-limit rule, which restricts drivers to 11 hours of driving time within a 14-hour period from the start of the workday, and the 34-hour-restart rule, which allows drivers to restart their weekly on-duty calculations after 34 consecutive hours off duty, were vacated by the court’s decision.  In September 2007, subsequent to petitions and motions by various groups, the court granted a 90-day delay in the effective date of its ruling.  In December 2007, the FMCSA temporarily reinstated the vacated provisions until it gathers public comment and safety analysis information before issuing a final ruling.  The public comment period extends until March 17, 2008.  There has been no lapse in these rules since they were issued by the FMCSA in 2005.  We continue to monitor the actions of the FMCSA.

ITEM 1A.   RISK FACTORS

        In addition to the forward-looking statements outlined previously in this Form 10-K, and other comments regarding risks and uncertainties, the following risk factors should be carefully considered when evaluating our business.  Our business, financial condition or financial results could be materially and adversely affected by any of these risks.  Also note that additional risks not currently identified or known to us could also negatively impact our business or financial results.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a material adverse effect on our results of operations.

        Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control.  These factors include significant increases or rapid fluctuations in fuel prices, excess capacity in the trucking industry, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels, interference with, or termination of, our relationships with certain railroads, terrorist attacks or actions, acts of war, adverse weather conditions, increased costs for new revenue equipment or decreases in the value of used equipment, surpluses in the market for used equipment, and difficulty in attracting and retaining qualified drivers and independent contractors.

        We are also affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries such as retail and manufacturing, where we have a significant concentration of customers.  Economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad-debt losses.  In addition, our results of operations may be affected by seasonal factors.  Customers tend to reduce shipments after the winter holiday season, and our operating expenses tend to be higher in the winter months, primarily due to colder weather, which causes higher fuel consumption from increased idle time and higher maintenance costs.

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

•                  Consolidation in the transportation industry may create other large carriers with greater financial resources and other competitive advantages related to their size.

•                  Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

        For the calendar year ended December 31, 2007, our top 10 customers, based on revenue, accounted for approximately 38% of our revenue.  Our largest customer, Wal-Mart Stores, Inc., accounted for approximately 12% of our total revenue in 2007.  Our JBT and JBI segments typically do not have long-term contracts with their customers.  While our DCS segment business may involve a written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or that they will continue at the same levels.  A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

We depend on third parties in the operation of our business.

        Our JBI business segment utilizes railroads in the performance of its transportation services.  The majority of these services are provided pursuant to contractual relationships with the railroads.  While we have agreements with various Class I railroads, the majority of our business travels on the Burlington Northern Santa Fe and the Norfolk Southern railways.  The inability to utilize one or more of these railroads could have a material adverse effect on our business and operating results.  We also utilize the services of a number of third-party dray carriers to perform a significant number of our origin and destination pickups and deliveries.  In addition, a portion of the freight we deliver is imported to the United

States through ports of call that are subject to labor union contracts.  Work stoppages or other disruptions at any of these ports could have a material adverse effect on our business.

        Our ICS business segment utilizes third-party carriers.  Aside from periodic use of our trailing equipment to satisfy certain loads, we do not own the revenue equipment nor do we employ the drivers delivering the loads.  The inability to obtain reliable third-party carriers could have a material adverse effect on our operating results and business growth.

Difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

        Periodically, the trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including ICs.  If we are unable to continue attracting an adequate number of drivers or contract with enough ICs, we could be required to significantly increase our driver compensation package or let revenue equipment sit idle, which could adversely affect our growth and profitability.

Ongoing insurance and claims expenses could significantly reduce our earnings.

        Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings.  During 2005, we self-insured a portion of our claims exposure resulting from cargo loss, personal injury, property damage and health claims for amounts up to the first $2 million for auto accidents and $1 million for workers’ compensation.  During 2006 and 2007, the self-insured portion of our claims exposure for all claims was $500,000 per occurrence.  If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected.  The self-insured portion of our claims will be $500,000 per occurrence for personal injury and property damage and $1 million per occurrence for workers’ compensation during 2008.  We purchase insurance coverage for the amounts above which we are self-insured.  If these expenses increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

        We continue to monitor actions taken by the FMCSA.  Significant changes in hours-of-service and other motor carrier safety regulations could negatively impact our operations due to lower driver productivity or increased capital expenditures for monitoring and recordkeeping equipment.

        Effective with model-year 2007 tractors, the EPA mandated lower emission standards for newly manufactured heavy-duty tractor engines.  The 2007 EPA-compliant engines require more costly ultra-low-sulfur diesel (ULSD) fuel.  Further, the acquisition costs of these new engines has increased by approximately 10%.  A new set of more stringent emissions standards will become effective for newly-manufactured tractor engines in January 2010.  While it is too early to assess the impact of the new standards, our fuel costs, operating costs and acquisition costs could be impacted.

Rapid changes in fuel costs could impact our periodic financial results.

        During the past several years, fuel cost per gallon has varied significantly.  We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs.  Most of these programs automatically adjust weekly depending on the cost of fuel.  However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers.  In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers.  Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability.  As of December 31, 2007, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.   PROPERTIES

        Our corporate headquarters are in Lowell, Arkansas.  We occupy a number of buildings in Lowell that we utilize for administrative support, data center, primary customer service and freight dispatch.  We maintain a backup data center for disaster recovery, maintenance shop and driver operations facility in Lowell.  We also own or lease approximately 20 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel and employ personnel to support operations.  These facilities vary from 2 to 42 acres in size.  Each of our business segments utilizes our larger facilities for services including bulk fueling, maintenance and driver support activities.  In addition to our principal properties listed below, we lease a number of small offices and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities for locations throughout the U.S. follows:

		Maintenance Shop	Office Space
Type	Acreage	(square feet)	(square feet)
Maintenance and support facilities	335	544,900	150,090
Corporate headquarters, Lowell, Arkansas	59	—	262,000
Offices and data center, Lowell, Arkansas	4	—	20,000

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded in the over-the-counter market under the symbol “JBHT.”  At December 31, 2007, we were authorized to issue up to 1 billion shares of our common stock and 167.1 million shares were issued.  The high and low sales prices of our common stock as reported by the National Association of Securities Dealers Automated Quotations National Market system (NASDAQ) and our quarterly dividends paid per share on our common shares were:

Period	Dividends Paid	High	Low

2007
First Quarter	$0.09	$28.14	$21.55
Second Quarter	0.09	29.90	26.34
Third Quarter	0.09	31.94	25.40
Fourth Quarter	0.09	29.03	23.60

2006
First Quarter	$0.08	$25.90	$21.33
Second Quarter	0.08	25.85	21.33
Third Quarter	0.08	25.80	18.77
Fourth Quarter	0.08	23.22	20.11

        On February 26, 2008, the high and low sales prices for our common stock as reported by the NASDAQ were $29.50 and $28.53, respectively, and we had 1,383 stockholders of record.

Stock Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on J.B. Hunt Transport Services, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group of eight companies that includes: CH Robinson Worldwide Inc., Covenant Transportation Group Inc., Heartland Express Inc., Knight Transportation Inc., Landstar Systems, Pacer International, Ryder System Inc. and Werner Enterprises Inc. The graph tracks the performance of a $100 investment in our common stock, the S&P 500 index and the peer group (with the reinvestment of all dividends) from December 31, 2002, to December 31, 2007.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among J.B. Hunt Transport Services, Inc., The S&P 500 Index

And A Peer Group

Years Ended December 31	2002	2003	2004	2005	2006	2007

J.B. Hunt Transport Services, Inc.	100	184	307	314	292	392
S&P 500	100	129	143	150	173	183
Peer Group	100	126	180	198	208	229

Dividend Policy

       Our dividend policy is subject to review and revision by the Board of Directors and payments are dependent upon our financial condition, earnings, capital requirements and any other factors the Board of Directors may deem relevant.  We paid a $0.06 per share dividend in February, April, July and October 2005.  In January 2006, we announced an increase in our quarterly cash dividend from $0.06 to $0.08.  We paid an $0.08 per share dividend in February, April, July, and October 2006.  In January 2007, we announced an increase in our quarterly cash dividend from $0.08 to $0.09, effective with our payments in February, April, July, and October 2007.  In January 2008, we announced an increase in our quarterly cash dividend from $0.09 to $0.10, effective with our payment in February 2008.  We currently intend to continue paying cash dividends on a quarterly basis.  However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

         On December 14, 2004, our Board authorized the purchase of up to $100 million worth of our common stock. We commenced purchases of our common stock in January 2005 and completed purchases under this authorization in March 2005. On April 21, 2005, our Board authorized the purchase of an additional $500 million of our common stock over the next five years. Purchases under that authorization were completed in March 2007. On May 2, 2007, our Board authorized up to $500 million in additional purchases of our common stock over the next 12 months. During the calendar year ended December 31, 2007, we completed purchases under the May 2, 2007, authorization.

         The following table summarizes purchases of our common stock during the three months ended December 31, 2007:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan
October 1 through October 31, 2007	371,017	$26.82	371,017	$51,802,397
November 1 through November 30, 2007	1,986,063	26.08	1,986,063	0
December 1 through December 31, 2007	0	—	0	0
Total	2,357,080	$26.20	2,357,080	$0

(1)    On May 2, 2007, our Board of Directors authorized the purchase of up to $500 million of our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)		(C)
Equity compensation plans approved by security holders	8,751,526	$7.42	(2)	12,680,913

(1)	We have no equity compensation plans that are not approved by security holders.
(2)

Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis. Accordingly, the restricted share units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)

Years Ended December 31	2007	2006	2005	2004	2003
Operating revenues	$3,490	$3,328	$3,128	$2,786	$2,434
Operating income(2)	369	373	344	310	186
Net earnings(1)(2)	213	220	207	146	96
Basic earnings per share(1)(2)	1.59	1.48	1.32	0.91	0.60
Diluted earnings per share(1)(2)	1.55	1.44	1.28	0.88	0.58
Cash dividends per share	0.36	0.32	0.24	0.045	—
Total assets	1,863	1,770	1,549	1,503	1,356
Long-term debt, less current maturities	679	182	124	—	—-
Stockholders’ equity	343	759	817	861	703

Percentage of Operating Revenue:
Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Rents and purchased transportation	35.3	33.8	33.8	33.5	32.8
Salaries, wages and employee benefits	25.4	26.8	27.3	29.8	32.5
Fuel and fuel taxes	13.3	13.4	12.4	10.4	9.6
Depreciation and amortization	5.9	5.5	5.2	5.4	6.2
Operating supplies and expenses	4.5	4.4	4.3	4.4	4.9
Insurance and claims	2.0	2.2	1.8	2.0	2.6
Operating taxes and licenses	1.0	1.0	1.2	1.2	1.4
General and administrative expenses, net of gains	1.4	1.0	1.5	1.4	1.4
Communication and utilities	0.6	0.7	0.7	0.8	1.0
Arbitration settlement(2)	—	—	0.8	—	—
Total operating expenses	89.4	88.8	89.0	88.9	92.4
Operating income	10.6	11.2	11.0	11.1	7.6
Interest income	—	—-	—	0.1	0.1
Interest expense	1.3	0.5	0.2	0.3	0.8
Equity in loss of affiliated companies	—	0.1	0.2	0.1	—
Earnings before income taxes	9.3	10.6	10.6	10.8	6.9
Income taxes(1)	3.2	4.0	4.0	5.6	3.0
Net earnings	6.1%	6.6%	6.6%	5.2%	3.9%

(1)          Reflects a $12.1 million tax benefit in 2007, a $33.6 million tax reserve, including accrued interest expense in 2004, and $7.7 million reversal of non-cash tax benefit in 2003.

(2)          Reflects a $25.8 million pretax charge in 2005 for a BNI arbitration settlement.  See Note 13 of our Notes to Consolidated Financial Statements.

The following table sets forth certain operating data.

Years Ended December 31	2007	2006	2005	2004	2003
Total loads (in thousands)	3,008	2,915	2,866	2,884	2,857
Average number of company-operated tractors and trucks during the year	10,635	10,721	10,316	10,042	10,293
Company tractors and trucks operated at year-end	10,308	10,961	10,480	10,151	9,932
Independent contractors at year-end	1,084	1,107	1,310	1,301	994
Trailers/containers at year-end	60,614	52,881	49,733	48,317	46,747
Company tractor miles (in thousands)	925,806	964,936	952,545	943,064	943,054

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

Workers’ Compensation and Accident Costs

        We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions, accidents and cargo claims.  Most of our insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  Our policies also include a contractual premium adjustment factor to be applied to incurred loss amounts at the end of 48 months from each policy period inception.  This contractual adjustment factor is used to convert the self-insured losses to fully insured losses and relieves us of any further liability on those claims.  Our estimated accrual of ultimate losses includes these premium factors as part of the liability we recognize when the accidents occur.

        The amounts of self-insurance change from time to time based on certain measurement dates and policy expiration dates.  During 2005, we were self-insured for $2 million per occurrence for personal injury and property damage and $1 million per occurrence for workers’ compensation claims.   During 2006 and 2007, we were self-insured for $500,000 per occurrence for personal injury, property damage and workers’ compensation.  For 2008, we are self-insured for $500,000 per occurrence for personal injury and property damage and $1 million for workers’ compensation claims.

        Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience and includes the contractual premium adjustment factor mentioned above.  In doing so, the recorded liability considers future claims growth and conversion to fully insured status and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  At December 31, 2007, we had an accrual of approximately $19 million for estimated net claims.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2007, we had a prepaid insurance asset of approximately $53 million, which represented prefunded claims and premiums.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.

Revenue Equipment

        We operate a significant number of tractors, trucks, trailers and containers in connection with our business.  This equipment may be purchased or acquired under capital or operating lease agreements.  In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements.  Revenue equipment which is purchased is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment.  See Note 2, Summary of Significant Accounting Policies, in our Consolidated Financial Statements, for a discussion of our plan to sell certain revenue equipment.  We have not identified any impairments to our remaining assets.

        We have an agreement with our primary tractor supplier for residual or trade-in values for certain new equipment.  We have utilized these trade-in values, as well as other operational information, such as anticipated annual miles, in accounting for depreciation expense.  If our tractor supplier were unable to perform under the terms of our agreement for trade-in values, it could have a material negative impact on our financial results.  We had no revenue equipment under capital lease arrangements at December 31, 2007 and 2006.

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

Income Taxes

We account for income taxes under the asset-and-liability method in accordance with current accounting standards.  Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our statement of earnings.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our Consolidated Financial Statements compared with when they are recognized in our tax returns.  We assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance, we include an expense as part of our income tax provision.  We have not recorded a valuation allowance at December 31, 2007, as all deferred tax assets are more likely than not to be realized.

Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on our provision for income taxes.  As part of our calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position.  For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements.  Such accruals require us to make estimates and judgments, whereby actual results could vary materially from these estimates.  Further, a number of years may elapse before a particular matter, for which we have established an accrual, is audited and resolved.  See Note 6, Income Taxes, in our Consolidated Financial Statements, for a discussion of our current tax contingencies.

YEAR IN REVIEW

Highlights of significant events for calendar year 2007 include:

•                  Sixth consecutive year of record revenues.

•                  Continued strategy of transitioning our economic model from that of a primarily asset-based truckload carrier to an asset-light transportation company.

•                  Designated approximately 700 tractors and 2,500 trailers in our JBT segment to sell in calendar year 2008 in connection with our strategy to reduce the JBT segment fleet size to the appropriate level, incurring a $8.4 million pretax charge to record the revenue equipment to estimated fair value, less costs to sell.

•                  Completed a Post Appeals Mediation with the IRS and agreed to a settlement of a sale-and-leaseback transaction and other uncertain tax positions related to IRS audits for tax years 1998-2003.  This settlement resulted in a $49.5 million payment to the IRS.

•                  Announced a new business segment, Integrated Capacity Solutions, consistent with our asset-light transportation company strategy.

•                  Purchased 21.7 million shares of our common stock totaling $603.4 million in 2007, completing a series of authorized stock purchase programs totaling $1.1 billion or 44.5 million shares that commenced in calendar year 2005.

•                  Issued $400 million in senior notes through two issuances maturing in 2011 and 2014, with proceeds used for stock purchases, revenue equipment purchases, primarily for our JBI and DCS segments, and other general working capital purposes.

•                  Increased our quarterly dividend to $0.09 per share in January 2007 from $0.08 in 2006, and announced an additional increase to a $0.10 quarterly dividend effective February 2008.

Our 2007 net earnings of $213.1 million, or $1.55 per diluted share, were down 3% from the $220.0 million, or $1.44 per diluted share, earned in 2006.  Fuel costs continued to represent a challenge for the transportation industry during 2007.  Our 2007 fuel cost per gallon averaged 6.9% above 2006 levels.  However, due to our fuel surcharge programs, we were able to recover the majority of our higher fuel costs.

Freight demand during 2007 was relatively consistent for our JBI and DCS segments.  Demand for dry-van truck capacity was softer, particularly during the fourth quarter 2007.  Comparisons of 2007 dry-van volumes to 2006 were negatively impacted by freight recessions including lower-than-expected seasonal demand during August through November of 2007.  Our JBI segment contributed to our higher level of profitability in 2007, growing operating income by 31%, while our JBT and DCS segments experienced a decline in operating income, as compared with 2006, of 62% and 10%, respectively.  In response to changing market conditions and in continuance of focusing on growing segments that produce the greatest return on invested capital, we increased our JBI tractor and container counts by 14% and 23%, respectively, as well as increasing our DCS trailer count by 26%.  We reduced our JBT company-owned tractor fleet by 16%, excluding tractors designated as held for sale.  We were able to affect some of these changes by transferring revenue equipment among our fleets.

We also continued our focus on capacity management during 2007.  Capacity management is a continuous process of reviewing our freight demand on a daily basis and our contractual relationships to determine which business application and segment generates the best returns. We also continually analyze our business to ensure that we are charging a fair price for all services we provide.  Our capacity management actions and changes in the shipper supply chain resulted in the conversion of freight from over-the-road truck operations to intermodal and dedicated services.

        Our 2007 consolidated operating ratio (operating expenses divided by total operating revenues) was 89.4%, compared with 88.8% in 2006.  The current year was the fourth consecutive time that we have achieved an operating ratio for a full year below 90%.  Our 2007 operating income reflected an $8.4 million pretax charge to write down the value of certain assets held for sale.

RESULTS OF OPERATIONS

        The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of Operating Revenue			Percentage Change Between Years
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Operating revenues	100.0%	100.0%	100.0%	4.9%	6.4%
Operating expenses:
Rents and purchased transportation	35.3	33.8	33.8	9.8	6.3
Salaries, wages and employee benefits	25.4	26.8	27.3	(0.4)	4.3
Fuel and fuel taxes	13.3	13.4	12.4	3.6	15.0
Depreciation and amortization	5.9	5.5	5.2	11.7	12.6
Operating supplies and expenses	4.5	4.4	4.3	6.9	9.7
Insurance and claims	2.0	2.2	1.8	(2.7)	29.5
Operating taxes and licenses	1.0	1.0	1.2	(2.6)	(3.9)
General and administrative expenses, net of asset dispositions	1.4	1.0	1.5	45.1	(27.7)
Communication and utilities	0.6	0.7	0.7	(6.2)	(0.1)
Arbitration settlement	—	—	0.8	—	—
Total operating expenses	89.4	88.8	89.0	5.6	6.2
Operating income	10.6	11.2	11.0	(1.0)	8.4
Net interest expense	1.3	0.5	0.2	180.4	172.4
Equity in loss of affiliated company	0.0	0.1	0.2	(61.3)	(32.5)
Earnings before income taxes	9.3	10.6	10.6	(8.3)	6.2
Income taxes	3.2	4.0	4.0	(16.7)	6.4
Net earnings	6.1%	6.6%	6.6%	(3.1)%	6.1

2007 Compared With 2006

Consolidated Operating Revenues

        Our total consolidated operating revenues rose to $3.5 billion in 2007, a 4.9% increase over 2006.  Significantly higher fuel prices resulted in fuel surcharge (FSC) revenues of $480 million in 2007, compared with $430 million in 2006.  This FSC revenue impacted our year-to-year comparison.  If FSC revenues were excluded from both years, the increase of 2007 revenue over 2006 was 3.9%.  This increased level of revenue, excluding FSC, was primarily a result of increases in load volume and price improvements as a result of our capacity management actions and ICS business growth.  A 17.3% and 148.4% increase in 2007 JBI and ICS load volume, respectively, contributed to our higher levels of revenue.  The increases in revenue of our JBI, DCS, and ICS segments were partially offset by decreases in our JBT segment as a result of a smaller tractor fleet, rate declines and reduced tractor utilization due to decreasing freight demand in the JBT segment.

Consolidated Operating Expenses

        Our total 2007 consolidated operating expenses increased 5.6% over 2006.  The combination of the 4.9% increase in 2007 revenue over 2006 and this increase in operating expenses resulted in a slight increase in our operating ratio to 89.4% from 88.8% in 2006.  Rents and purchased transportation costs rose 9.8% in 2007, primarily due to additional funds paid to railroads, drayage companies and third-party carriers servicing ICS.  This increase was partially offset by a decrease in trailing equipment rentals due to our decision to purchase certain trailing equipment off operating leases during 2007.  The total cost of salaries, wages and employee benefits decreased less than 1% in 2007 from 2006, primarily due to decreases in total driver pay.  This reduction in total driver pay was primarily a result of a 27% decrease in the number of drivers in the JBT segment.

        Fuel and fuel taxes expense increased 3.6% in 2007, primarily due to 6.9% higher fuel cost per gallon and slightly lower fuel miles per gallon.  We have fuel surcharge programs in place with the majority of our customers that allow us to recognize and adjust revenue charges relatively quickly when fuel costs change.  It is not meaningful to compare the amount of FSC revenue or the change of FSC revenue between reporting periods to fuel and fuel taxes expense or the change of fuel expense between periods, as a significant portion of fuel costs is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.  While we are not always able to recover all fuel cost increases, partly due to empty miles run and engine-idling time, we were able to recover the majority of our increased fuel costs.

The 11.7% increase in depreciation and amortization expense was driven by our purchases of trailing equipment, including new containers and chassis for our JBI segment, as well as trailers purchased off operating leases.  Operating supplies and expenses rose 6.9% in 2007, partly as a result of higher revenue equipment maintenance, including tractors and trailing equipment, as well as increased tire costs.  The 45.1% increase in general and administrative expenses was primarily related to the $8.4 million pretax charge in the fourth quarter to write down the value of certain assets held for sale to fair value, less costs to sell.  This increase was also due to losses on asset sales of $0.4 million in 2007 compared with gains on asset sales of $2.9 million in 2006.

Our effective income tax rate was 34.4% in 2007 and 37.9% in 2006.  The decrease in our effective tax rate compared with the prior-year rate is primarily the result of our settlement on a proposed Internal Revenue Service (IRS) adjustment, which resulted in a $12.1 million decrease of income tax expense in the second quarter 2007.  See Note 6, Income Taxes, for further information regarding this settlement.  We expect our effective income tax rate to approximate 39% for calendar year 2008. The “equity in loss of affiliated company” item on our Consolidated Statement of Earnings reflects our share of the operating results of TPI.

Segments

        We operated four business segments during calendar year 2007.  The operation of each of these businesses is described in our notes to the Consolidated Financial Statements.  The following tables summarize financial and operating data by segment.

Operating Revenue by Segment

	Years Ended December 31 (in millions)
	2007	2006	2005
JBI	$1,653	$1,430	$1,284
DCS	937	915	844
JBT	842	966	990
ICS	92	42	30
Subtotal	3,524	3,353	3,148
Inter-segment eliminations	(34)	(25)	(20)
Total	$3,490	$3,328	$3,128

Operating Income by Segment

	Years Ended December 31 (in millions)
	2007	2006	2005
JBI(1)	$239	$182	$124
DCS	94	104	100
JBT(2)	32	84	117
ICS	4	3	2
Other	—	—-	1
Total	$369	$373	$344

(1)  Reflects a $25.8 million BNI arbitration settlement charge in 2005.

(2)  Includes an $8.4 million pretax charge in 2007 to write down the value of certain assets held for sale.

Operating Data By Segment

	For Years Ended December 31
	2007	2006	2005
JBI

Loads	738,207	629,533	598,857
Average length of haul (miles)	1,925	1,989	2,010
Revenue per load	$2,239	$2,272	$2,145
Average tractors (during the period)(1)	1,689	1,485	1,259
Tractors (end of period)
Company-owned	1,795	1,551	1,341
Independent contractor	6	23	16
Total Tractors	1,801	1,574	1,357
Containers (end of period)	34,019	27,622	23,755
Average effective trailing equipment usage(2)	30,069	25,269	22,881

DCS

Loads	1,398,892	1,376,538	1,346,480
Average length of haul (miles)	249	264	265
Revenue per truck per week(3)	$3,515	$3,466	$3,290
Average trucks (during the period)(1)	5,224	5,176	5,012
Trucks (end of period)
Company-owned	4,941	5,177	4,771
Independent contractor	100	122	152
Customer-owned (DCS-operated)	92	59	87
Total Trucks	5,133	5,358	5,010
Trailers (end of period)	8,233	6,519	6,352
Average effective trailing equipment usage(2)	13,321	12,457	11,909

JBT

Loads	785,860	864,622	878,810
Average length of haul (miles)	513	533	558
Loaded miles (000)	408,486	465,366	497,175
Total miles (000)	466,293	524,565	557,644
Average nonpaid empty miles per load	73.2	66.6	62.0
Revenue per tractor per week(3)	$3,763	$3,704	$3,671
Average tractors (during the period)(1)	4,872	5,347	5,430
Tractors (end of period)
Company-owned	3,572	4,233	4,368
Independent contractor	978	962	1,142
Tractors held for sale	(570)	—	—
Total Tractors	3,980	5,195	5,510
Trailers (end of period)	18,345	18,740	19,626
Trailers held for sale	(2,500)	—	—
Total Trailers	15,845	18,740	19,626
Average effective trailing equipment usage(2)	13,074	13,474	14,309

ICS

Loads	64,663	26,032	21,617

(1)          Includes company-owned and independent contractor tractors for JBI and JBT segments, and also includes customer-owned trucks for the DCS segment

(2)   Reflects average use of corporatewide trailing equipment

(3)   Using weighted workdays

JBI Segment

        JBI segment revenue grew by 15.6% to $1.65 billion in 2007, from $1.43 billion in 2006.  A significant portion of this revenue growth was driven by a 17.3% increase in load volume.  The remaining portion of revenue growth was primarily a result of changes in freight mix and fuel surcharge revenue.  The increase was partially offset by a decrease in revenue per load due to a decrease in the average length of haul of 3.2% from 2006.

        Operating income in our JBI segment rose to $239 million in 2007, from $182 million in 2006.  While increased volumes contributed to higher operating margins, we were able to reduce the number of empty truck miles in our pickup and delivery operations, increase our driver productivity and significantly reduce our reliance on third-party equipment and drayage.  All of these factors contributed to increasing our operating income by 31.4% in 2007.

DCS Segment

        DCS segment revenue grew 2.3% to $937 million in 2007, from $915 million in 2006.  This increase in revenue was primarily due to a 1.4% increase in revenue per truck per week and a slightly higher average truck count.

        Operating income decreased to $94 million in 2007, compared with $104 million in 2006.  The decrease in operating income was primarily the result of an increase in driver compensation, increases in fuel costs and higher casualty and workers’ compensation costs in 2007 compared with 2006.

JBT Segment

        JBT segment revenue declined 12.8% to $842 million in 2007, from $966 million in 2006.  The decrease in revenue was primarily a result of a 9.1% decrease in load count, due to much softer demand in 2007 compared with 2006.  An approximate 2% decrease in rates also contributed to the decrease in revenue.

        Operating income in our JBT segment declined to $32 million in 2007, from $84 million in 2006.  In addition to reduced revenue from lower load volume, operating expenses were higher in 2007, compared with 2006, due to increases in tractor maintenance and tire costs.  In addition, we recorded an $8.4 million pretax charge in December 2007 to write down the value of certain assets held for sale.

ICS Segment

        ICS segment revenue grew 118.9% to $92 million in 2007, from $42 million in 2006.  This increase in revenue was primarily due to a 148.4% increase in load volume from both new and existing customers

        Operating income increased nearly 27.7% to $4 million in 2007, compared with $3 million in 2006.  The large revenue growth was partially offset by increased operating expenses, including higher personnel and technology costs related to growing and investing in the ICS segment.  In the second half of 2007, we were able to gain operating leverage from the higher revenue growth that began to cover higher operating expenses.

2006 Compared With 2005

Overview of Consolidated 2006 Results

        Our total consolidated operating revenues rose to $3.33 billion in 2006, a 6.4% increase over 2005.  Significantly higher fuel prices resulted in FSC revenues of $430 million in 2006, compared with $336 million in 2005.  This FSC revenue impacted our year-to-year comparison.  If FSC revenues were excluded from both years, the increase of 2006 revenue over 2005 was 3.8%.  This increased level of revenue, excluding FSC, was primarily a result of increases in load volume and price improvements as a result of our capacity management actions.  A 5.1% and 2.2% increase in 2006 JBI and DCS load volume, respectively, contributed to our higher levels of revenue.  The increases in revenue of our JBI and DCS segments were partially offset by decreases in our JBT segment as a result of a smaller tractor fleet and a decline in tractor utilization.  Demand for dry-van truck capacity was softer, particularly during the fourth quarter of 2006.  Comparisons of 2006 dry-van volumes to 2005 were negatively impacted by hurricane relief shipments in 2005 and lower-than-expected seasonal demand during August through November of 2006.  Partly in response to changing market conditions, we increased the size of our JBI and DCS tractor fleets by 16% and 7%, respectively, and decreased our JBT fleet by 6%.

Consolidated Operating Expenses

        Our total 2006 consolidated operating expenses increased 6.2% over 2005.  The combination of the 6.4% increase in 2006 revenue over 2005 and this increase in operating expenses resulted in our 2006 operating ratio improving slightly to 88.8% from 89.0% in 2005.  Rents and purchased transportation costs rose 6.3% in 2006, primarily due to additional funds paid to railroads and drayage companies related to JBI growth.  The total cost of salaries, wages and employee benefits increased 4.3% in 2006 over 2005, primarily due to higher levels of driver compensation.

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

The 12.6% increase in depreciation and amortization expense was driven by our trailing equipment purchases, higher new-tractor purchase prices, and an approximate 5% increase in the size of our company-owned tractor fleet.  Operating supplies and expenses rose 9.7% in 2006, partly a result of higher tractor maintenance, tires and tolls costs.  A number of states have raised their rates for highway and bridge tolls.  The 27.7% decrease in general and administrative expenses reflects driver recruiting and testing costs, legal and professional fees related to our arbitration proceeding, and charitable contributions in 2005 that declined or did not reoccur in 2006.  Also included in the general and administrative expense category, we recognized a $2.9 million net gain on the disposition of assets in 2006, compared with a $1.8 million gain in 2005.  The arbitration settlement expense incurred during 2005 was due to the BNI arbitration decision discussed in the section on Operating Segments.

We accrued approximately $3.0 million of interest expense during 2006 related to an IRS contingency.  Our effective income tax rate was 37.9% in 2006 and 2005. The “equity in loss of affiliated company” item on our Consolidated Statement of Earnings reflects our share of the operating results of TPI.

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

JBT Segment

        JBT segment revenue declined 2.4% to $966 million in 2006, from $990 million in 2005.  This decline was primarily due to a 1.6% reduction in load volume.  While rates from consistent shippers increased approximately 2% during 2006, a decline in rates from spot and backup pricing and paid empty movements partly offset these increases.

        Operating income in our JBT segment declined to $84 million in 2006, from $117 million in 2005.  The decrease was due, in part, to lower levels of tractor utilization and to higher driver compensation and insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $458 million in 2007, $423 million in 2006 and $332 million in 2005.  The increase in 2007 cash provided by operating activities relative to 2006, after consideration of adjustments for noncash items such as depreciation, share-based compensation and impairment charges, was due primarily to the timing of cash activity related to trade accounts receivable and payable.

Cash flows used in investing activities primarily reflect additions to and dispositions from our fleet of revenue equipment.  The lower level of cash used in investing activities during 2007 was primarily a result of decreases in trailing-equipment purchases.  At December 31, 2007, we had no revenue equipment on capital leases.

        Net cash used in financing activities during 2007 increased over 2006, primarily due to the purchase of $603 million of our common stock.  This increase was partially offset by an increase in proceeds from long-term debt issuances.  During 2007, we issued $400 million of senior notes.  Funds from these issuances were used primarily for purchases of our company stock, purchases of revenue equipment and for general working capital purposes.

Selected Balance Sheet Data

As of December 31	2007	2006	2005
Working capital ratio	.93	.98	1.72
Current maturities of long-term debt (millions)	$234.0	$214.0	—
Total debt (millions)	$913.1	$396.4	$124.0
Total debt to equity	2.66	.52	.15
Total debt as a percentage of total capital	.73	.34	.13

Our dividend policy is subject to review and revision by the Board of Directors and payments are dependent upon our financial condition, earnings, capital requirements and any other factors the Board of Directors may deem relevant.  We paid a $0.06 per share dividend in February, April, July and October 2005.  In January 2006, we announced an increase in our quarterly cash dividend from $0.06 to $0.08.  We paid an $0.08 per share dividend in February, April, July, and October 2006.  In January 2007, we announced an increase in our quarterly cash dividend from $0.08 to $0.09, effective with our payments in February, April, July, and October 2007.  In January 2008, we announced an increase in our quarterly cash dividend from $0.09 to $0.10, effective with our payment in February 2008.  We currently intend to continue paying cash dividends on a quarterly basis.  However, no assurance can be given that future dividends will be paid.

Liquidity

Our need for capital has typically resulted from the acquisition of intermodal trailing equipment, trucks, tractors and dry-van trailers required to support our growth and the replacement of older equipment with new, late-model equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have, during the past few years, obtained capital through cash generated from operations and revolving lines of credit and most recently issued long-term debt to acquire trailers that were previously leased.  We have also periodically utilized operating leases to acquire revenue equipment.  We had no capital lease arrangements at December 31, 2007. To date, none of our operating leases contains any guaranteed residual value clauses.

At December 31, 2007, we were authorized to borrow up to a total of $575 million under two different revolving lines of credit.  The first line of credit is supported by a credit agreement with a group of banks for a total commitment amount of $350 million.  Effective March 29, 2007, we entered into a new senior revolving credit facility agreement, which replaced our previous senior revolving credit facility dated April 27, 2005.  This new credit facility has a five-year term expiring March 29, 2012.  In June 2007, we exercised a feature of the agreement that allowed us to increase our total commitment amount from $250 million to $350 million.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At December 31, 2007, we had $210.6 million outstanding at an average interest rate of 5.84% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with a revolving-credit facility up to $225 million.  This facility is secured by our accounts receivable, and we renewed this facility at maturity on July 30, 2007, for a one-year term maturing on July 28, 2008.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market plus a margin based on our level of borrowing and commercial paper dealer fees.  At December 31, 2007, we had $220 million outstanding at an average interest rate of 5.32% under this agreement.

On March 29, 2007, we sold $200 million of 5.31% Senior Notes (2011 Notes), which mature March 29, 2011, to various purchasers through a private placement offering pursuant to our Note Purchase Agreement dated March 15, 2007.  The proceeds were used for the purchase of trailing equipment off operating leases and for general working capital purposes.  The 2011 Notes were issued at par value.  Interest payments are due semiannually, in March and September of each year.

On July 26, 2007, we sold $200 million of 6.08% Senior Notes (2014 Notes), which mature July 26, 2014, to various purchasers through a private placement offering pursuant to our Note Purchase Agreement dated July 15, 2007.  Proceeds from these notes have been utilized to purchase shares of our common stock, pay down existing debt on our revolving-credit facilities and finance capital expenditures for revenue equipment.  The 2014 Notes were issued at par value.  Principal payments in the amount of $50.0 million are due July 26, 2012, and July 26, 2013, with the remainder due upon maturity.  Interest payments are due semiannually, in January and July of each year. The Note Purchase Agreements describe the terms and conditions of both Notes, which include requirements to maintain certain covenants and financial ratios.

On September 29, 2006, we entered into a $100 million term loan and credit agreement in connection with our purchase of used, dry-van trailers.  This $100 million facility is collateralized by a security interest in the trailing equipment and matures September 29, 2009.  We are required to make minimum quarterly principal payments in the amount of $3.5 million, through June 29, 2009, with the remainder due upon maturity.  Stated interest on this facility is a three-month LIBOR variable rate.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement to effectively convert this floating rate debt to a fixed rate basis of 5.85%.  The swap expires September 29, 2009, when the related term loan is due.  At December 31, 2007, we had $82.5 million outstanding under this credit agreement.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2007.

We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  Decreases in our working capital ratio were primarily driven by our increases in debt issuances to purchase revenue equipment and our common stock.

As mentioned above, we had significant expenditures related to new trailing equipment for 2007.  We are currently committed to spend approximately $122.4 million during 2008, which is primarily related to tractors and containers.  The actual cash expended will be net of proceeds from sale or trade-in allowances on revenue equipment.

Off-Balance Sheet Arrangements

        Our only off-balance sheet arrangements are related to our operating leases for trailing equipment and some limited data processing equipment and facilities.  As of December 31, 2007, we had approximately 303 trailers and 1,005 containers/chassis that were subject to operating leases, and we had approximately $1.8 million of obligations remaining under these leases.

Contractual Cash Obligations

As of December 31, 2007

(000)

	Amounts Due By Period
	Total	One Year Or Less	One To Three Years	Four To Five Years	After Five Years
Operating leases	$7,293	$4,275	$2,331	$687	$—
Long-term debt obligations	913,100	234,000	68,500	460,600	150,000
Commitments to acquire revenue equipment	121,204	121,204	—	—	—
Facilities/Land	1,150	1,150	—	—	—
Total	$1,042,747	$360,629	$70,831	$461,287	$150,000

We had standby letters of credit outstanding of approximately $11.3 million at December 31, 2007, that expire at various dates in fiscal year 2008, which are related to (1) our self-insured retention levels for casualty and workers’ compensation claims, and (2) our operating lease agreements.  We plan to renew these letters of credit in accordance with our third-party agreements.  The table above excludes $22.7 million of liabilities under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as we are unable to reasonably estimate the ultimate timing of settlement.  See Note 6, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  FAS 157 does not expand or require new fair value measures, but is applicable whenever an asset or liability is permitted or required to be measured at fair value.  FAS 157 became effective for us beginning January 1, 2008.  In February 2008, the FASB agreed to a one-year delay of FAS 157 for certain nonfinancial assets and liabilities.  Accordingly, adoption of this standard is limited to financial assets and liabilities, which primarily applies to the valuation of our interest rate swap.  We do not believe the initial adoption of FAS 157 will have a significant impact on our earnings or financial condition.  We are still in the process of assessing the impact of FAS 157 on our Consolidated Financial Statements for nonfinancial assets and liabilities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  FAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS 159 became effective for us on January 1, 2008.  We do not believe the adoption of this statement will have a significant impact on our earnings or financial condition as we expect election of this option to be limited.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Of our total $913.1 million of debt, we had $430.6 million of variable rate debt outstanding at December 31, 2007, under our revolving lines of credit.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $4.3 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.  Periodically, we enter into derivative instruments in response to market interest rates.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2007.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of December 31, 2007, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements, notes to Consolidated Financial Statements and reports thereon of our independent registered public accounting firms as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Earnings for years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The information required by Regulation S-K, Item 304(a) has previously been reported and is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held May 1, 2008.  There have been no disagreements with our accountants, as defined in Regulation S-K, Item 304(b).

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

        The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements.  Ernst & Young LLP’s report on internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held May 1, 2008.

Executive Officers

        The schedule of executive officers is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held May 1, 2008.

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

Corporate Governance

        In complying with the rules and regulations required by the Sarbanes-Oxley Act of 2002, NASDAQ, Public Company Accounting Oversight Board (PCAOB) and others, we have attempted to do so in a manner that clearly meets legal requirements but does not create a bureaucracy of forms, checklists and other inefficient or expensive procedures.  We have adopted a code of conduct, code of ethics, whistleblower policy and charters for all of our Board of Director Committees and other formal policies and procedures.  Most of these items are available on our Company website, www.jbhunt.com.  If we make significant amendments to our code of ethics or whistleblower policy, or grant any waivers to these items, we will disclose such amendments or waivers on our website or in a report on Form 8-K within four days of such action.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on May 1, 2008.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on May 1, 2008.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required for Item 13 is hereby incorporated by reference from Note 10, Related-Party Transactions, and Note 12, Affiliated Company, of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on May 1, 2008.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held on May 1, 2008.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 29th day of February, 2008.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

By:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and Administration,
Chief Financial Officer

By:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 29th day of February, 2008, on behalf of the registrant and in the capacities indicated.

/s/ Wayne Garrison	Member of the Board of Directors
Wayne Garrison	(Chairman)

/s/ Gary C. George	Member of the Board of Directors
Gary C. George

/s/ J. Bryan Hunt, Jr.	Member of the Board of Directors
J. Bryan Hunt, Jr

/s/ Johnelle D. Hunt	Member of the Board of Directors
Johnelle D. Hunt	(Corporate Secretary)

/s/ Coleman H Peterson	Member of the Board of Directors
Coleman H. Peterson

/s/ James L. Robo	Member of the Board of Directors
James L. Robo

/s/ Kirk Thompson	Member of the Board of Directors
Kirk Thompson	(President and Chief Executive Officer)

/s/ Leland E. Tollett	Member of the Board of Directors
Leland E. Tollett

/s/ John A. White	Member of the Board of Directors
John A. White	(Presiding Director)

EXHIBIT INDEX

Exhibit Number	Description

3A

The Company’s Amended and Restated Articles of Incorporation dated May 19, 1988 (incorporated by reference from Exhibit 4A of the Company’s S-8 Registration Statement filed April 16, 1991; Registration Statement Number 33-40028)

3B

The Company’s Amended Bylaws dated September 19, 1983 (incorporated by reference from Exhibit 3C of the Company’s S-1 Registration Statement filed February 7, 1985; Registration Statement Number 2-95714)

10A	Material Contracts of the Company (incorporated by reference from Exhibits 10A-10N of the Company’s S-1 Registration Statement filed February 7, 1985; Registration Statement Number 2-95714)

10B

The Company had an Employee Stock Purchase Plan filed on Form S-8 on February 3, 1984 (Registration Statement Number 2-93928) and has a Management Incentive Plan filed on Form D-8 on April 16, 1991 (Registration Statement Number 33-40028). The Management Incentive Plan is incorporated herein by reference from Exhibit 4B of the Registration Statement 33-40028. The Company amended and restated its Employee Retirement Plan on Form S-8 (Registration Statement Number 33-57127) filed December 30, 1994. The Employee Retirement Plan is incorporated herein by reference from Exhibit 99 of Registration Statement Number 33-57127. The Company amended and restated its Management Plan on Form S-8 (Registration Statement Number 33-40028) filed May 9, 2002. The Company filed the Chairman’s Stock Option Incentive Plan as part of a definitive 14A on March 26, 1996.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

J.B. Hunt Transport Services, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Hunt Transport Services, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes, and as discussed in Note 5 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Rogers, Arkansas

February 27, 2008

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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

        The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements.  Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/ Kirk Thompson	/s/ Jerry W. Walton
Kirk Thompson	Jerry W. Walton
President and Chief Executive Officer	Executive Vice President, Finance and
Administration,
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

J.B. Hunt Transport Services, Inc. and subsidiaries

We have audited J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). J.B. Hunt Transport Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, J.B. Hunt Transport Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 27, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Rogers, Arkansas

February 27, 2008

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(in thousands, except share data)

Assets	2007	2006
Current assets:
Cash and cash equivalents	$14,957	$7,371
Trade accounts receivable, net	330,202	346,251
Income tax receivable	—	11,824
Inventories	15,445	13,921
Assets held for sale	39,747	—
Prepaid licenses and permits	20,477	21,410
Prepaid insurance	49,129	62,537
Other current assets	18,937	7,929
Total current assets	488,894	471,243
Property and equipment, at cost:
Revenue and service equipment	1,804,876	1,618,155
Land	24,280	23,857
Structures and improvements	114,358	108,296
Furniture and office equipment	137,379	134,010
Total property and equipment	2,080,893	1,884,318
Less accumulated depreciation	722,170	600,767
Net property and equipment	1,358,723	1,283,551
Other assets	15,129	15,263
	$1,862,746	$1,770,057
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$234,000	$214,000
Trade accounts payable	189,987	170,672
Claims accruals	19,402	20,042
Accrued payroll	34,310	42,352
Other accrued expenses	26,663	7,961
Deferred income taxes	20,070	23,703
Total current liabilities	524,432	478,730
Long-term debt	679,100	182,400
Other long-term liabilities	34,453	54,656
Deferred income taxes	281,564	294,534
Total liabilities	1,519,549	1,010,320
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	—	—
Common stock, $.01 par value. 1 billion shares authorized;
167,099,432 shares outstanding at December 31, 2007 and 2006	1,671	1,671
Additional paid-in capital	170,536	177,065
Retained earnings	1,192,628	1,035,804
Accumulated other comprehensive loss	(993)	(148)
Treasury stock, at cost (42,527,311 shares at December 31, 2007 and 22,543,991 shares at December 31, 2006)	(1,020,645)	(454,655)
Total stockholders’ equity	343,197	759,737

	$1,862,746	$1,770,057

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years Ended December 31,  2007,  2006 and 2005

(in thousands, except per share amounts)

	2007	2006	2005
Operating revenues, excluding fuel surcharge revenues	$3,009,819	$2,897,816	$2,791,926
Fuel surcharge revenues	480,080	430,171	335,973
Total operating revenues	3,489,899	3,327,987	3,127,899
Operating expenses:
Rents and purchased transportation	1,235,390	1,124,734	1,058,406
Salaries, wages and employee benefits	888,594	892,066	855,272
Fuel and fuel taxes	463,538	447,309	388,962
Depreciation and amortization	205,133	183,604	163,034
Operating supplies and expenses	155,893	145,794	132,895
Insurance and claims	69,655	71,582	55,266
Operating taxes and licenses	33,540	34,447	35,827
General and administrative expenses, net of
asset dispositions	48,211	33,232	45,939
Communication and utilities	21,156	22,566	22,597
Arbitration settlement	—	—	25,801
Total operating expenses	3,121,110	2,955,334	2,783,999
Operating income	368,789	372,653	343,900
Interest income	1,011	978	966
Interest expense	43,523	16,137	6,531
Equity in loss of affiliated company	1,230	3,181	4,709
Earnings before income taxes	325,047	354,313	333,626
Income taxes	111,913	134,361	126,315
Net earnings	$213,134	$219,952	$207,311

Weighted average basic shares outstanding	134,334	148,581	157,583
Basic earnings per share	$1.59	$1.48	$1.32
Weighted average diluted shares outstanding	137,639	152,317	162,559
Diluted earnings per share	$1.55	$1.44	$1.28
Dividends declared per common share	$0.36	$0.32	$0.24

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007, 2006, and 2005

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stockholders’ Equity
Balances at December 31, 2004	$836	$197,452	$694,230	$—	$(31,568)	$860,950
Comprehensive income:
Net earnings	—	—	207,311	—	—	207,311
Cash dividend paid ($0.24 per share)	—	—	(37,955)	—	—	(37,955)
Stock split	835	(835)	—	—	—	—
Tax benefit of stock options exercised	—	19,276	—	—	—	19,276
Purchase of treasury shares	—	—	—	—	(239,234)	(239,234)
Stock option exercises, net of stock repurchased for payroll taxes	—	(33,213)	—	—	39,890	6,677
Balances at December 31, 2005	$1,671	$182,680	$863,586	$—	$(230,912)	$817,025
Comprehensive income:
Net earnings	—	—	219,952	—	—	219,952
Unrealized loss related to derivatives accounted for as hedges, net of tax	—	—	—	(148)	—	(148)
Total comprehensive income	—	—	—	—	—	219,804
Cash dividend paid ($0.32 per share)	—	—	(47,734)	—	—	(47,734)
Tax benefit of stock options exercised	—	12,367	—	—	—	12,367
Purchase of treasury shares	—	—	—	—	(257,395)	(257,395)
Stock compensation	—	7,651	—	—	—	7,651
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	—	(25,633)	—	—	33,652	8,019
Balances at December 31, 2006	$1,671	$177,065	$1,035,804	$(148)	$(454,655)	$759,737
Comprehensive income:
Net earnings	—	—	213,134	—	—	213,134
Unrealized loss related to derivatives accounted for as hedges, net of tax	—	—	—	(845)	—	(845)
Total comprehensive income	—	—	—	—	—	212,289
Cash dividend paid ($0.36 per share)	—	—	(48,847)	—	—	(48,847)
Tax benefit of stock options exercised	—	13,885	—	—	—	13,885
Purchase of treasury shares	—	—	—	—	(603,371)	(603,371)
FIN 48 entries to recognize uncertain tax positions	—	—	(7,463)	—	—	(7,463)
Stock compensation	—	9,389	—	—	—	9,389
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	—	(29,803)	—	—	37,381	7,578
Balances at December 31, 2007	$1,671	$170,536	$1,192,628	$(993)	$(1,020,645)	$343,197

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006, and 2005

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings	$213,134	$219,952	$207,311
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	205,133	183,604	163,034
Share-based compensation	9,389	7,171	—
(Gain)/loss on sale of revenue equipment	456	(2,891)	(1,808)
Impairment on assets held for sale	8,374	—	—
Provision for deferred income taxes	3,499	4,915	5,761
Equity in loss of affiliated company	1,230	3,181	4,709
Tax benefit of stock options exercised	—	—	19,276
Changes in operating assets and liabilities:
Trade accounts receivable	16,049	(2,750)	(54,355)
Income tax receivable	21,784	(11,824)	19,418
Other assets	12,317	20,218	8,052
Trade accounts payable	14,993	7,923	(28,147)
Claims accruals	(640)	4,391	(2,884)
Accrued payroll and other accrued expenses	(47,913)	(10,827)	(8,515)
Net cash provided by operating activities	457,805	423,063	331,852
Cash flows from investing activities:
Additions to property and equipment	(363,552)	(483,188)	(285,364)
Proceeds from sale of equipment	32,917	72,985	81,458
Net purchases of available for sale investments	(8,756)	—	—
Increase in other assets	(1,096)	(558)	(8,738)
Net cash used in investing activities	(340,487)	(410,761)	(212,644)
Cash flows from financing activities:
Proceeds from issuances of long-term debt	400,000	100,000	—
Payments on long-term debt	(14,000)	(3,500)	—
Net proceeds from revolving lines of credit and other	135,022	175,900	124,000
Purchase of treasury stock	(603,371)	(257,395)	(239,234)
Stock option exercises	10,312	9,223	10,883
Stock repurchased for payroll taxes	(2,733)	(1,204)	(4,206)
Tax benefit of stock options exercised	13,885	12,367	—
Dividends paid	(48,847)	(47,734)	(37,955)
Net cash used in financing activities	(109,732)	(12,343)	(146,512)
Net increase (decrease) in cash and cash equivalents	7,586	(41)	(27,304)
Cash and cash equivalents at beginning of year	7,371	7,412	34,716
Cash and cash equivalents at end of year	$14,957	$7,371	$7,412
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$52,897	$14,013	$5,506
Income taxes	$107,349	$124,307	$77,209

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.              Business

J.B. Hunt Transport Services, Inc. is one of the largest full-load and multimodal transportation service companies in North America.  We operate four distinct, but complementary, business segments and provide a wide range of general and specifically tailored freight and logistics services to our customers.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  Unless otherwise indicated by the context, “we,” “us,” “our” and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries.

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

We believe that certain accounting policies and estimates are of more significance in our financial statement preparation process than others.  We believe the most critical accounting policies and estimates include the economic useful lives and salvage values of our assets, provisions for uncollectible accounts receivable, estimates of exposures under our insurance and claims plans, and estimates for taxes.  To the extent that actual, final outcomes are different than our estimates, or that additional facts and circumstances cause us to revise our estimates, our earnings during that accounting period will be affected.

Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term, highly liquid investments.  We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments.  The allowance for uncollectible accounts and revenue adjustments is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility.  The adequacy of our allowance is reviewed quarterly.  The allowance for uncollectible accounts and revenue adjustments was $4.9 million and $6.0 million at December 31, 2007 and 2006, respectively.

Inventory

Our inventories consist primarily of revenue equipment parts, tires, supplies and fuel and are valued using the lower of average cost or market.

Investments in Marketable Equity Securities

Our investments consist of marketable equity securities stated at fair value and are designated as either trading securities or available-for-sale securities at the time of purchase based upon the intended holding period.  Changes in fair value of our trading securities are recognized currently in “general and administrative expenses, net of asset dispositions” in our Consolidated Statements of Earnings.  Changes in the fair value of our available-for-sale securities are recognized in “accumulated other comprehensive income” on our Consolidated Balance Sheets, unless we determine that an unrealized loss is other-than-temporary.  If we determine that an unrealized loss is other-than-temporary, we recognize the loss in earnings.

At December 31, 2007, the fair value of our investments classified as available-for-sale securities was $8.8 million.  We had no investments classified as available-for-sale at December 31, 2006.  See Note 7, Employee Benefit Plans, for a discussion of our trading securities.

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

Derivative Instruments

We account for derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended.  We periodically utilize derivative instruments to manage exposure to changes in interest rates.  At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness.  If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively.  In 2006, we entered into an interest rate swap agreement to convert a portion of our variable rate debt to a fixed interest rate.  This derivative instrument is accounted for as a cash flow hedge in accordance with FAS 133.

Income Taxes

Income taxes are accounted for under the asset-and-liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), as amended.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.  See Note 6, Income Taxes, regarding a change in our accounting for uncertain tax positions.

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

	Years ended December 31,
	2007	2006	2005

Weighted average shares outstanding — basic	134,334	148,581	157,583
Effect of common stock equivalents	3,305	3,736	4,976
Weighted average shares outstanding — diluted	137,639	152,317	162,559

Options to purchase shares of common stock that were outstanding during each year, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, are shown in the table below.

	2007	2006	2005
Number of shares under option	—	12,000	35,000
Range of exercise prices	—	$24.27 — $24.43	$21.25 — $24.43

On April 21, 2005, we announced a two-for-one stock split on our common stock, payable May 23, 2005, to stockholders of record on May 2, 2005.  All references in our financial statements with regard to number of shares and the per-share amounts have been retroactively adjusted to reflect this stock split.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables.  For the years ended December 31, 2007, 2006 and 2005, our top 10 customers, based on revenue, accounted for approximately 38%, 40% and 40%, respectively, of our total revenue.  Our top 10 customers, based on revenue, accounted for approximately 34% of our total trade accounts receivable at December 31, 2007 and 2006.  One customer, Wal-Mart Stores, Inc., accounted for 12%, 14% and 15% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.  Each of our four business segments conducts business with Wal-Mart Stores, Inc.

Share-Based Compensation

We have share-based compensation plans covering certain employees, including officers and directors.  Effective January 1, 2006, we accounted for share-based compensation utilizing the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-based Payment (FAS 123R).  We currently are utilizing restricted share units and nonstatutory stock options.  Issuances of our stock upon share option exercise or vested restricted share units are made from treasury stock.  Our restricted share unit awards include both graded-vesting and cliff-vesting awards and therefore vest in increments during the requisite service period or all at the end of the requisite service period as appropriate for each type of vesting.  We recognize compensation expense over the requisite service period for the entire award.

Impairment of Long-Lived Assets and Assets Held for Sale

We continually evaluate the carrying value of our assets for events or changes in circumstances which indicate that the carrying value may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

In December 2007, partly in response to changing market conditions, we entered into a plan to sell approximately 700 tractors and 2,500 trailers within our JBT segment.  We expect to sell this equipment during calendar year 2008.  Accordingly, we have discontinued recording depreciation expense on this revenue equipment effective January 1, 2008.  We reclassified the net book value from net property and equipment to assets held for sale in our consolidated balance sheet.  At December 31, 2007, we recorded a pretax charge of $8.4 million to reduce the carrying value of the revenue equipment to estimated fair value, less cost to sell.  This charge is included in “general and administrative expenses, net of asset dispositions” in our statement of earnings.  All amounts were recorded in our JBT segment.

Claims Accruals

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions, accidents and cargo claims.  Most of our insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  Our policies also include a contractual premium adjustment factor to be applied to incurred loss amounts at the end of 48 months from each policy period inception.  This contractual adjustment factor is used to convert the self-insured losses to fully insured losses and relieves us of any further liability on those claims.  Our estimated accrual of ultimate losses includes these premium adjustment factors as part of the liability we recognize when the accidents occur.

The amounts of self-insurance change from time to time based on certain measurement dates and policy expiration dates.  During 2005, we were self-insured for $2 million per occurrence for personal injury and property damage and $1 million per occurrence for workers’ compensation claims.   During 2006 and 2007, we were self-insured for $500,000 per occurrence for personal injury, property damage and workers’ compensation.  For 2008, we are self-insured for $500,000 per occurrence for personal injury and property damage and $1 million for workers’ compensation claims.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience and includes the contractual premium adjustment factor mentioned above.  In doing so, the recorded liability considers future claims growth and conversion to fully insured status and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  At December 31, 2007, we had an accrual of approximately $19 million for estimated net claims.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2007, we had a prepaid insurance asset of approximately $53 million, which represented prefunded claims and premiums.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  FAS 157 does not expand or require new fair value measures, but is applicable whenever an asset or liability is permitted or required to be measured at fair value.  FAS 157 became effective for us beginning January 1, 2008.  In February 2008, the FASB agreed to a one-year delay of FAS 157 for certain nonfinancial assets and liabilities.  Accordingly, adoption of this standard is limited to financial assets and liabilities, which primarily applies to the valuation of our interest rate swap.  We do not believe the initial adoption of FAS 157 will have a significant impact on our earnings or financial condition.  We are still in the process of assessing the impact of FAS 157 on our Consolidated Financial Statements for nonfinancial assets and liabilities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  FAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS 159 became effective for us on January 1, 2008.  We do not believe the adoption of this statement will have a significant impact on our earnings or financial condition as we expect election of this option to be limited.

3.	Debt

Long-term debt consists of the following (in millions):

	December 31
	2007	2006
Revolving lines of credit	$430.6	$299.9
Senior Notes	400.0	—
Term loan	82.5	96.5
Less current maturities	(234.0)	(214.0)
Total long-term debt	$679.1	$182.4

Aggregate maturities of long-term debt subsequent to December 31, 2007, are as follows (in millions): 2008 - $234.0 (classified as current portion of long-term debt); 2009 - $68.5; 2010 - $0.0; 2011 - $200.0; 2012 - $260.6; 2013 - $50.0; and 2014 - $100.0.

Revolving Lines of Credit

At December 31, 2007, we were authorized to borrow up to a total of $575 million under two different revolving lines of credit.  The first line of credit is supported by a credit agreement with a group of banks for a total commitment amount of $350 million.  Effective March 29, 2007, we entered into a new senior revolving credit facility agreement, which replaced our previous senior revolving credit facility dated     April 27, 2005.  This new credit facility has a five-year term expiring March 29, 2012.  In June 2007, we exercised a feature of the agreement which allowed us to increase our total commitment amount from $250 million to $350 million.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At December 31, 2007, we had $210.6 million outstanding at an average interest rate of 5.84% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with a revolving credit facility up to $225 million.  This facility is secured by our accounts receivable, and we renewed this facility at maturity on July 30, 2007, for a one-year term maturing on July 28, 2008.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market plus a margin based on our level of borrowing and commercial paper dealer fees.  At December 31, 2007, we had $220 million outstanding at an average interest rate of 5.32% under this agreement.

Senior Notes

On March 29, 2007, we sold $200 million of 5.31% Senior Notes (2011 Notes), which mature      March 29, 2011, to various purchasers through a private-placement offering pursuant to our Note Purchase Agreement dated March 15, 2007.  The proceeds were used for the purchase of trailing equipment off operating leases and for general working capital purposes.  The 2011 Notes were issued at par value.  Interest payments are due semiannually, in March and September of each year.

On July 26, 2007, we sold $200 million of 6.08% Senior Notes (2014 Notes), which mature July 26, 2014, to various purchasers through a private-placement offering pursuant to our Note Purchase Agreement dated July 15, 2007.  Proceeds from these notes have been utilized to purchase shares of our common stock, pay down existing debt on our revolving credit facilities and finance capital expenditures for revenue equipment.  The 2014 Notes were issued at par value.  Principal payments in the amount of $50.0 million are due July 26, 2012, and July 26, 2013, with the remainder due upon maturity.  Interest payments are due semiannually, in January and July of each year. The Note Purchase Agreements describe the terms and conditions of both Notes, which include requirements to maintain certain covenants and financial ratios.

Term Loan

On September 29, 2006, we entered into a $100 million term loan and credit agreement in connection with our purchase of used, dry-van trailers.  This $100 million facility is collateralized by a security interest in the trailing equipment and matures September 29, 2009.  We are required to make minimum quarterly principal payments in the amount of $3.5 million through June 29, 2009, with the remainder due upon maturity.  Stated interest on this facility is a 3-month LIBOR variable rate.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement to effectively convert this floating rate debt to a fixed rate basis of 5.85%.  The swap expires September 29, 2009, when the related term loan is due.  At December 31, 2007, we had $82.5 million outstanding under this credit agreement.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2007.

4.              Capital Stock

We have one class of preferred stock and one class of common stock.  We had no outstanding shares of preferred stock at December 31, 2007 or 2006.  Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders.  At December 31, 2007, we had 8.8 million shares of common stock to be issued upon the exercise or vesting of equity awards and 12.7 million shares reserved for future issuance pursuant to share-based payment plans.

        On December 14, 2004, our Board authorized the purchase of up to $100 million worth of our common stock. We commenced purchases of our common stock in January 2005 and completed purchases under this authorization in March 2005.  On April 21, 2005, our Board authorized the purchase of an additional $500 million of our common stock over the next five years.  Purchases under that authorization were completed in March 2007.  On May 2, 2007, our Board authorized up to $500 million in additional purchases of our common stock over the next 12 months.  During the calendar year ended December 31, 2007, we completed purchases under the May 2, 2007, authorization.

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

Our nonstatutory stock options may be granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vest over a 10-year period and are forfeited immediately if the employee terminates for any reason other than death, disability or retirement after age 55. An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the exercise of an option.  We did not grant any stock options during the years ended December 31, 2007, or December 31, 2006.  We granted 113,000 stock options in 2005.

We began awarding restricted share units in 2005. These restricted share units have various vesting schedules ranging from three to ten years when awarded. These restricted share units do not contain rights to vote or receive dividends until the vesting date.  Unvested restricted share units are forfeited if the employee terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee.

Prior to January 1, 2006, we accounted for our share-based compensation using the intrinsic value method and in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations.  In accordance with this previous guidance, compensation expense related to stock option grants was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.  Under APB 25, we recognized the cost of restricted share units over the applicable vesting period.  As a result, we recognized approximately $0.5 million of expense during 2005 related to our restricted share units.  However, prior to January 1, 2006, we did not record compensation expense related to unexercised stock options and provided pro forma disclosure amounts in our footnotes in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123).

Statement of Financial Accounting Standards No. 123, Share-Based Payment (revised 2004) (FAS 123R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in our Consolidated Financial Statements based on the grant date fair value of those awards.  In accordance with FAS 123R, this cost will be recognized over the period for which an employee is required to provide service in exchange for the award.  For awards outstanding as of January 1, 2006, FAS 123R required us to recognize compensation expense for the unvested portion of outstanding share-based payments based on the fair value of the award on the grant date.  It also required that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  We adopted FAS 123R, effective January 1, 2006, utilizing the modified prospective method and, therefore, did not restate our prior-period results.

The following table illustrates the pro forma impact on calendar year 2005 net earnings and earnings per share as if we had applied the fair value recognition provision of FAS 123:

Year ended December 31, 2005
Net earnings as reported	$207,311
Deduct:
Compensation cost using the fair value method, net of tax	4,765
Pro forma	$202,546

Net earnings per share
As reported
Basic	$1.32
Diluted	$1.28
Pro forma
Basic	$1.29
Diluted	$1.25

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated on the date of grant using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized for options granted in calendar year 2005:

Year ended December 31, 2005
Risk-free interest rate	4.33%
Expected life (years)	6.38
Volatility	54.1%
Expected dividend yield	1.06%

Share-based compensation expense is recorded in salaries, wages and employee benefits in our Consolidated Statements of Earnings, along with other compensation expenses to employees.  The following table summarizes the components of our share-based compensation program expense (in thousands):

	Years ended December 31
	2007	2006	2005
Stock options
Pretax compensation expense	$4,569	$5,405	$—
Tax benefit	1,573	2,050	—
Stock option expense, net of tax	$2,996	$3,355	$—
Restricted share units
Pretax compensation expense	$4,820	$2,496	$479
Tax benefit	1,660	946	181
Restricted share unit expense, net of tax	$3,160	$1,550	$298

A summary of our nonstatutory stock options and restricted share units follows:

Stock Options

	Number of Shares (in thousands)	Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2006	8,780	$8.67	6.13	$106.3
Exercised	(1,825)	5.48	—	40.4
Forfeited	(117)	10.09	—	—
Outstanding at December 31, 2007	6,838	$9.50	5.58	$123.4
Exercisable	679	$6.42	4.89	$14.4

The weighted average grant-date fair value of stock options granted was $10.76 for the year ended December 31, 2005.  No stock options were granted during the years ended December 31, 2007 and 2006.

Restricted Share Units

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2004	—	$—
Granted	633,200	18.89
Unvested at December 31, 2005	633,200	$18.89
Granted	676,720	22.31
Vested	(13,119)	19.62
Forfeited	(11,060)	19.55
Unvested at December 31, 2006	1,285,741	$20.68
Granted	684,210	26.99
Vested	(22,558)	20.71
Forfeited	(33,944)	21.40
Unvested at December 31, 2007	1,913,449	$22.92

At December 31, 2007, we had $13.8 million and $33.5 million of total unrecognized compensation expense, net of estimated forfeitures related to stock options and restricted share units, respectively, that is expected to be recognized over the remaining weighted average period of approximately 2.6 years for stock options and 2.8 years for restricted share units.

6.              Income Taxes

                        Income tax expense (benefit) attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31
	2007	2006	2005
Current:
Federal	$114,499	$121,855	$114,745
State and local	13,462	7,781	5,809
	127,961	129,636	120,554
Deferred:
Federal	(16,209)	5,891	5,131
State and local	161	(1,166)	630
	(16,048)	4,725	5,761
Total tax expense	$111,913	$134,361	$126,315

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31
	2007	2006	2005
Income tax — statutory rate	$113,766	$124,009	$116,769
State tax, net of federal effect	9,569	5,232	7,492
Nondeductible meals and entertainment	4,828	5,691	5,380
Change in effective state tax rate, net of federal effect	(714)	(932)	(1,914)
IRS settlement	(13,678)	—	—
Other, net	(1,858)	361	(1,412)
Total tax expense	$111,913	$134,361	$126,315

Income taxes payable at December 31, 2007, were $9.9 million, and income taxes refundable at December 31, 2006, were $11.8 million.  These amounts have been included in other accrued expenses and income tax receivable on the balance sheet, respectively.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, are presented below (in thousands):

	2007	2006
Deferred tax assets:
Claims accruals, principally due to accruals for financial reporting purposes	$1,865	$2,311
Accounts receivable, principally due to allowance for doubtful accounts	1,037	1,221
Vacation pay	5,308	5,614
Long-term deferred compensation	9,227	6,190
Tax contingency and interest accrual	7,422	5,353
Interest rate swap	554	95
Other	3,222	3,354
Total gross deferred tax assets	28,635	24,138

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and capitalized interest	298,991	284,382
Prepaid permits and insurance, principally due to expensing for income tax purposes	27,609	30,684
Sale-and-leaseback transaction	—	20,102
Other	3,669	7,207
Total gross deferred tax liabilities	330,269	342,375
Net deferred tax liability	$301,634	$318,237

We believe our history of profitability and taxable income, the reversal of deferred tax liabilities, and our utilization of tax planning sufficiently support the carrying amount of the deferred tax assets.  Accordingly, we have not recorded a valuation allowance, as all deferred tax benefits are more likely than not to be realized.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting treatment for uncertain tax positions.  FIN 48 prescribes recognition and measurement guidance and requires that we assess whether the benefits of our tax positions taken are more likely than not of being sustained under tax audits.  We adopted the provisions of FIN 48, effective January 1, 2007.  Prior to adoption, we accounted for uncertain tax positions under Statements of Financial Accounting Standards No. 5,

Accounting for Contingencies (FAS 5), whereby we recorded liabilities associated with tax uncertainties when the likelihood of occurrence was probable and we were able to reasonably estimate the liability.  As a result of this adoption, we recognized an increase in noncurrent deferred tax assets of $29.4 million and an increase in other long-term liabilities of $36.9 million with a corresponding reduction to beginning retained earnings of $7.5 million, as of January 1, 2007.  We have not restated prior-period results.  For the year ended December 31, 2007, we have made adjustments to the balance of unrecognized tax benefits that is a component of other long-term liabilities on our balance sheet as follows:

Balance at January 1, 2007	$62.6
Additions based on tax positions related to the current year	3.2
Additions based on tax positions taken in prior years	0.3
Reductions due to settlements	(48.4)
Reductions due to lapse of applicable statute of limitations	(0.6)
Balance at December 31, 2007	$17.1

In June 2007, we completed a Post Appeals Mediation with the IRS, whereby we agreed to a settlement of a sale-and-leaseback transaction and other uncertain tax positions related to the IRS audits for tax years 1998-2003.  As a result of this settlement, we made a cash payment to the IRS for previous tax liabilities, including interest, in the amount of $49.5 million.  No penalties have been proposed or paid on these deficiencies.  We adjusted the amount of the accrued liability in excess of the net settlement amount in June 2007, which resulted in a decrease in the income tax expense of approximately $12.1 million.

At December 31, 2007, we had a total of $17.1 million in gross unrecognized tax benefits.  Of this amount, $11.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  Interest and penalties related to income taxes are classified as interest expense in our consolidated financial statements.  The total amount accrued during the year ended December 31, 2007, was $6.4 million.  Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2007, was $5.6 million.

We believe only tax years 2004 and forward remain subject to examination by federal tax jurisdictions, while tax years 1997 and forward remain open for state jurisdictions.

7.              Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate.  We match a specified percentage of employee contributions, subject to certain limitations.  For the years ended December 31, 2007, 2006 and 2005, our matching contributions to the plan were $7.9 million, $7.5 million and $7.6 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation.  Participants can elect to defer up to a maximum of 50% of their base salary as well as up to 85% of their bonus for the year.  The compensation deferred under this plan is credited with earnings or losses of investments elected by plan participants.  Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee.  A participant may elect to receive deferred amounts in one payment or, if the balance is greater than $25,000, in quarterly installments payable over a period of 3, 5, 10 or 15 years upon reaching age 55, having 15 years of service, or becoming disabled.  Our total liability under this plan was $9.7 million as of December 31, 2007, and $8.6 million as of December 31, 2006.  These amounts are included in other long-term liabilities in our Consolidated Balance Sheets.  Participant withholdings are held by a trustee and invested in equity securities as directed by participants.  These investments are classified as trading securities and recorded at fair value.  Realized and unrealized gains and losses are recognized currently in earnings.  The investments are included in other assets in our Consolidated Balance Sheets and totaled $9.7 million as of December 31, 2007, and $8.6 million as of December 31, 2006.

8.              Derivative and Financial Instruments

Interest rate swap

On September 29, 2006, we entered into an agreement to swap the variable rate on our $100 million term loan and credit facility for a fixed 5.85% interest rate. This interest rate swap effectively converts the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The swap expires September 29, 2009, when the related term loan is due. The derivative is designated as a hedge of the variability of cash flows to be paid related to the term loan and meets the required criteria of a cash flow hedge under the provisions of FAS 133. Accordingly, changes in the fair value of the derivative are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings to the extent the derivative is effective in offsetting gains and losses of changes in the fair value of the hedged item. The ineffective portion of gains and losses, if any, is recorded in current earnings through interest expense.  The fair value of the swap is recorded in other non-current liabilities at December 31, 2007.

Fair value

The carrying amounts and estimated fair values of our long-term debt and interest rate swap contract at December 31, 2007, were as follows (in thousands):

	Carrying Value	Estimated Fair Value
Revolving lines of credit	$430,600	$430,600
Senior Notes	400,000	416,924
Term loan	82,500	84,179
Interest rate swap (liability)	(1,642)	(1,642)

The carrying amounts of all other instruments at December 31, 2007, approximate their fair value due to the short maturity of these instruments.

9.              Comprehensive Income

Comprehensive income includes changes in the fair value of derivative instruments, which qualify for hedge accounting.  A reconciliation of net income and comprehensive income follows (in thousands):

	Years ended December 31
	2007	2006	2005
Net income	$213,134	$219,952	$207,311
Unrealized loss on derivative instruments	(1,399)	(243)	—
Income tax benefit	554	95	—
Comprehensive income	$212,289	$219,804	$207,311

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

11.       Commitments and Contingencies

As of December 31, 2007, we had approximately $7.3 million of obligations remaining under operating lease arrangements related to trailing equipment and terminal facilities.  None of our operating leases contains any guaranteed residual value clauses.  Under the terms of certain lease agreements, we are required to maintain certain covenants, including minimum credit ratings.  We were in compliance with these requirements at December 31, 2007.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2007, are approximately $7.3 million, with payment streams as follows (in thousands): 2008 - $4,275; 2009 - $1,581; 2010 - $750; 2011 - $566; and 2012 - $121.

Total rent expense was $29.2 million in 2007, $78.8 million in 2006, and $93.5 million in 2005.

At December 31, 2007, we had outstanding commitments to acquire approximately $122.4 million of revenue equipment and facilities in 2008.  This amount is net of $81.1 million of expected allowances and sales proceeds from equipment dispositions.

During 2007, we issued financial standby letters of credit as a guarantee of our performance under certain operating lease commitments and self-insurance arrangements.  If we default on our commitments under the lease agreements or other arrangements, we are required to perform under these guarantees.  The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $11.3 million.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or our liquidity.

12.       Affiliated Company

We have a 37% ownership interest in a logistics joint venture called Transplace, Inc. (TPI). TPI was formed in July 2000 when we, along with five other motor carriers, contributed our existing non-asset-based logistics business to the new entity.  No gain or loss was recognized upon the formation of TPI.  We routinely enter into transactions with TPI regarding the movement of freight.  Prior to January 1, 2007, we provided various services to TPI under a shared-service agreement, primarily related to computer system operations, services and maintenance.  We earn transportation revenues from and purchase transportation services from TPI.  We also utilize travel services provided by TPI.  We, along with the other motor carriers, advanced funds to TPI in the form of a note receivable during 2005, and in January 2007 we extended the due date on this note to January 2009.  In 2006, we reduced the remainder of our original investment in the joint venture to zero as a result of our equity in loss of TPI.  During 2006 and 2007, we have reduced the balance of the note receivable by the amount of our equity in loss of TPI. This note receivable balance, including accrued interest, was $4.4 million at December 31, 2007, after the reduction based on our equity in loss of TPI, and carried an interest rate of 6.0%.  This note receivable from TPI is classified as an other long-term asset on our Consolidated Balance Sheet at December 31, 2007.  When the note is paid, any reduction in the value of the note as a result of our portion of equity losses in TPI will be recovered and recorded as a gain in the period collected.  A summary of our revenues and expenses related to TPI for the three-year periods ended December 31, 2007, and balance sheet amounts at December 31, 2007 and 2006, is presented below (in millions):

	Years ended December 31
	2007	2006	2005
Revenue earned from TPI for providing transportation services	$22.0	$50.8	$46.2
Amount billed to TPI for information technology services provided	$0.0	$2.6	$4.6
Purchased transportation expense paid to (received from) TPI for freight movements	$0.2	$0.2	$(0.2)
Payments to TPI for travel services provided	$0.3	$0.3	$0.4

	December 31
	2007	2006
Accounts receivable from TPI, included in trade accounts receivable	$2.6	$8.1
Note receivable, including interest, from TPI	$4.4	$5.3

13.       Segment Information

We have four reportable business segments, Intermodal (JBI), Dedicated Contract Services (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS), which are based primarily on the services each provides.  The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations.  DCS segment business typically includes company-owned revenue equipment and employee drivers assigned to a specific customer, traffic lane or service.  DCS operations usually include formal, written long-term agreements or contracts that govern services performed and applicable rates.  JBT business includes full-load dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail.  ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with JBHT owned equipment.  ICS services include flatbed, refrigerated and less-than-truckload (LTL), as well as a variety of dry van and intermodal solutions.  All significant transactions between reporting segments are eliminated in consolidation.

        As previously disclosed, an arbitration process commenced in 2004, with BNSF Railway (BNI).  BNI provides a significant amount of rail transportation services to our JBI business segment.  The arbitration process was initiated in accordance with the terms of our Joint Service Agreement (JSA) with BNI, after we were unable to resolve our disagreements through mediation.  A final award was declared in 2005 by the arbitration panel, whereby we recorded, in the third quarter 2005, pretax charges of $25.8 million.  Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, has continued on a timely basis during the entire mediation and arbitration process.

Prior to 2007, ICS financial results were reported as part of the JBT segment.  Beginning January 1, 2007, we began reporting ICS results separately.  Prior-period information has been restated.

Our customers are geographically dispersed across the United States.  One customer accounted for approximately 12%, 14% and 15% of consolidated operating revenues in 2007, 2006 and 2005, respectively.  A summary of certain segment information as of December 31 is presented below (in millions):

	Assets(1)
	2007	2006	2005
JBI	$695	$537	$416
DCS	421	450	386
JBT	535	571	519
ICS	16	4	3
Other (includes corporate)	196	208	225
Total	$1,863	$1,770	$1,549

	Revenues Years ended December 31
	2007	2006	2005
JBI	$1,653	$1,430	$1,284
DCS	937	915	844
JBT	842	966	990
ICS	92	42	30
Total segment revenues	3,524	3,353	3,148
Intersegment eliminations	(34)	(25)	(20)
Total	$3,490	$3,328	$3,128

	Operating Income Years ended December 31
	2007	2006	2005
JBI(2)	$239	$182	$124
DCS	94	104	100
JBT(3)	32	84	117
ICS	4	3	2
Other	—	—	1
Total	$369	$373	$344

	Depreciation and Amortization Expense Years ended December 31
	2007	2006	2005
JBI	$45	$34	$26
DCS	71	65	59
JBT	78	73	67
ICS	—	—	—
Other	11	12	11
Total	$205	$184	$163

(1)          Business segment assets exclude the net impact of intercompany transactions and accounts.

(2)          Includes a $25.8 million pretax charge in 2005 for the BNI arbitration settlement.

(3)            Includes an $8.4 million pretax charge in 2007 to write down the value of certain assets held for sale.

14.  Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2007 and 2006 are as follows    (in thousands, except per-share data):

	Quarter
	First	Second	Third	Fourth
2007:
Operating revenues	$797,451	$855,860	$891,638	$944,950
Operating income	$80,399	$96,227	$95,899	$96,265
Net earnings	$44,170	$63,857	$50,783	$54,323
Basic earnings per share	$0.31	$0.46	$0.39	$0.43
Diluted earnings per share	$0.30	$0.45	$0.38	$0.42

2006:
Operating revenues	$779,900	$838,253	$858,265	$851,569
Operating income	$81,388	$95,408	$100,489	$95,368
Net earnings	$48,980	$55,334	$57,834	$57,804
Basic earnings per share	$0.32	$0.37	$0.40	$0.40
Diluted earnings per share	$0.31	$0.36	$0.39	$0.39