Form 10-Q
period 2008-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2008-04-30
CIK 728535

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

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

479-820-0000

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒           Accelerated filer ☐         Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2008 was 124,723,840.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended March 31, 2008

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31
	2008	2007

Operating revenues, excluding fuel surcharge revenues	$724,170	$706,472
Fuel surcharge revenues	154,213	90,979
Total operating revenues	878,383	797,451

Operating expenses:
Rents and purchased transportation	330,676	266,510
Salaries, wages and employee benefits	213,635	219,225
Fuel and fuel taxes	134,001	105,045
Depreciation and amortization	50,539	49,520
Operating supplies and expenses	36,797	36,561
Insurance and claims	17,802	17,303
General and administrative expenses, net of asset dispositions	9,531	9,076
Operating taxes and licenses	8,053	8,379
Communication and utilities	5,294	5,433
Total operating expenses	806,328	717,052
Operating income	72,055	80,399
Interest income	244	236
Interest expense	11,750	7,591
Equity in loss of affiliated company	855	515
Earnings before income taxes	59,694	72,529
Income taxes	23,281	28,359
Net earnings	$36,413	$44,170

Weighted average basic shares outstanding	124,657	142,969

Basic earnings per share	$0.29	$0.31

Weighted average diluted shares outstanding	127,914	146,474

Diluted earnings per share	$0.28	$0.30

Dividends declared per common share	$0.10	$0.09

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$16,218	$14,957
Accounts receivable, net	340,420	330,202
Assets held for sale	33,214	39,747
Prepaid expenses and other	81,805	103,988
Total current assets	471,657	488,894
Property and equipment, at cost	2,103,202	2,080,893
Less accumulated depreciation	727,682	722,170
Net property and equipment	1,375,520	1,358,723
Other assets	10,892	15,129
	$1,858,069	$1,862,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$164,000	$234,000
Trade accounts payable	189,164	189,986
Claims accruals	18,768	19,402
Accrued payroll	44,120	34,310
Other accrued expenses	20,719	26,664
Deferred income taxes	20,039	20,070
Total current liabilities	456,810	524,432

Long-term debt	701,200	679,100
Other long-term liabilities	36,391	34,453
Deferred income taxes	292,471	281,564
Stockholders’ equity	371,197	343,197
	$1,858,069	$1,862,746

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31
	2008	2007
Cash flows from operating activities:
Net earnings	$36,413	$44,170
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,539	49,520
Share-based compensation	2,810	2,043
Gain on sale of revenue equipment and other	(208)	(326)
Provision (benefit) for deferred income taxes	10,876	(8,603)
Equity in loss of affiliated company	855	515
Changes in operating assets and liabilities:
Trade accounts receivable	(7,048)	16,500
Income tax payable	788	25,246
Other assets	19,106	15,608
Trade accounts payable	(796)	4,490
Claims accruals	(634)	(1,526)
Accrued payroll and other accrued expenses	4,187	6,558
Net cash provided by operating activities	116,888	154,195

Cash flows from investing activities:
Additions to property and equipment	(82,736)	(104,731)
Net proceeds from sale of equipment	22,284	10,173
Net distributions of available for sale investments	2,936	0
Decrease (increase) in other assets	211	(299)
Net cash used in investing activities	(57,305)	(94,857)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	0	200,000
Payments on long-term debt	(3,500)	(3,500)
Net repayments on revolving lines of credit	(44,427)	(143,900)
Issuance (purchase) of treasury stock and other	689	(101,661)
Tax benefit on stock options exercised	1,378	4,813
Dividends paid	(12,462)	(12,977)
Net cash used in financing activities	(58,322)	(57,225)
Net increase in cash and cash equivalents	1,261	2,113
Cash and cash equivalents at beginning of period	14,957	7,371
Cash and cash equivalents at end of period	$16,218	$9,484

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,693	$7,119
Income taxes	$9,521	$16,741

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements.  While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008, or any other interim period.  Our business is somewhat seasonal with slightly higher freight volumes typically experienced during the months of August through early November.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) and Statement of Financial Account Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (FAS 159).  See Note 7, Fair Value Measurements, for the impact of this adoption.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  We have not yet determined the impact that the implementation of FAS 157 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate adoption to significantly impact our consolidated financial statements.

2.              Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options or unvested restricted share units exercised or converted their holdings into common stock.  The dilutive effect of stock options and restricted share units was 3.3 million shares during the first quarter 2008, compared to 3.5 million shares during first quarter 2007.

3.              Share-Based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31
	2008	2007
Stock options:
Pre-tax compensation expense	$644	$1,002
Tax benefit	251	392
Stock option expense, net of tax	$393	$610
Restricted share units:
Pre-tax compensation expense	$2,166	$1,042
Tax benefit	845	407
Restricted share unit expense, net of tax	$1,321	$635

As of March 31, 2008, we had $12.8 million and $32.1 million of total unrecognized compensation expense related to nonstatutory stock options and restricted share units, respectively, which is expected to be recognized over the remaining weighted-average period of approximately 2.64 years for stock options and 2.77 years for restricted share units.

4.    Debt

Long-term debt consists of the following (in millions):

	March 31, 2008	December 31, 2007
Revolving lines of credit	$386.2	$430.6
Senior notes	400.0	400.0
Term loan	79.0	82.5
Less current portion of long-term debt	(164.0)	(234.0)
Total long-term debt	$701.2	$679.1

Revolving Lines of Credit

At March 31, 2008, we were authorized to borrow up to a total of $575 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $350 million, expiring March 29, 2012. The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating. At March 31, 2008, we had $236.2 million outstanding at an average interest rate of 3.91% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with a revolving credit facility up to $225 million, which matures July 28, 2008.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market. At March 31, 2008, we had $150.0 million outstanding at an average interest rate of 3.59% under this agreement.

Senior Notes

Our senior notes consist of two separate issuances.  The first is $200 million of 5.31% senior notes, which mature March 29, 2011.  Interest payments are due semiannually in March and September of each year.  The second is $200 million of 6.08% senior notes, which mature July 26, 2014.  For this second issuance, principal payments in the amount of $50.0 million are due July 26, 2012 and July 26, 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.

Term Loan

Our $100 million term loan facility, maturing September 29, 2009, was arranged in connection with our purchase of used, dry-van trailers and is collateralized by a security interest in the trailing equipment.  We are required to make minimum quarterly principal payments in the amount of $3.5 million, through June 29, 2009, with the remainder due upon maturity.  Stated interest on this facility is a 3-month LIBOR variable rate.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement to effectively convert this floating rate debt to a fixed rate basis of 5.85%.  The swap expires September 29, 2009, when the related term loan is due.  At March 31, 2008, we had $79 million outstanding under this agreement.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2008.

5.                         Capital Stock

On February 13, 2008, our Board of Directors declared a regular quarterly dividend of $0.10 per common share, payable on February 21, 2008, to stockholders of record on February 7, 2008.

6.                         Comprehensive Income

Comprehensive income includes changes in the fair value of the interest rate swap, which qualifies for hedge accounting.  A reconciliation of net earnings and comprehensive income follows (in thousands):

	Three Months Ended March 31
	2008	2007
Net earnings	$36,413	$44,170
Unrealized loss on derivative instruments	(1,344)	(481)
Income tax benefit	524	188
Comprehensive income	$35,593	$43,877

7.                         Fair Value Measurements

As stated in Note 1, General, effective January 1, 2008, we adopted FAS 157.  FAS 157, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  Assets and liabilities measured at fair value are based on one or more of three valuation techniques stated in FAS 157.  The three valuation techniques are as follows:

Market Approach.                            Prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

Income Approach.                           Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques and option-pricing models).

Cost Approach.                                         Amount that currently would be required to replace the service capacity of an asset (often referred to as replacement cost).

FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for evaluating such assumptions, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value as follows:

Level 1.                 Quoted prices in active markets for identified assets or liabilities;

Level 2.                 Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.                 Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions about what market participants would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following are assets and liabilities measured at fair value on a recurring basis at March 31, 2008 (in millions):

	Asset/(Liability) Balance	Valuation Technique	Input Level
Available for sale investments	$5.6	Market	2
Trading investments	9.9	Market	1
Interest rate swap	(3.0)	Market	2

Available for sale investments are classified in “Prepaid expenses and other” in our condensed consolidated balance sheets, trading investments are classified in “Other assets” in our condensed consolidated balance sheets and the interest rate swap is classified in “Other long-term liabilities” in our condensed consolidated balance sheets. Adoption of FAS 157 increased our disclosures regarding fair value measurements only and did not have an effect on our operating income or net earnings. No assets or liabilities were elected for fair value measurement under FAS 159, and therefore adoption of FAS 159 had no impact on our financial statements.

8.             Income Taxes

Our effective income tax rate was 39.0% for the three month period ended March 31, 2008, compared with 39.1% for the three month period ended March 31, 2007. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits. The 2008 effective income tax rate reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

At March 31, 2008, we had a total of $14.0 million in gross unrecognized tax benefits, which is a component of other long-term liabilities on our balance sheet. Of this amount, $9.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $5.7 million at March 31, 2008. For the three months ended March 31, 2008, we realized $3.1 million of settlements related to our unrecognized tax benefits.

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

10.          Business Segments

We reported four distinct business segments during the three months ended March 31, 2008 and 2007. These segments included: Intermodal (JBI), Dedicated Contract Services (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2007. A summary of certain segment information is presented below (in millions):

	Assets (Excludes the impact of intercompany accounts) March 31
	2008	2007
JBI	$733	$566
DCS	421	436
JBT	526	588
ICS	18	6
Other (includes corporate)	160	177
Total	$1,858	$1,773

	Operating Revenues For The Three Months Ended March 31
	2008	2007
JBI	$437	$354
DCS	228	224
JBT	185	214
ICS	37	13
Inter-segment eliminations	(9)	(8)
Total	$878	$797

	Operating Income For The Three Months Ended March 31
	2008	2007
JBI	$52	$47
DCS	18	22
JBT	0	11
ICS	2	1
Other (includes corporate)	0	(1)
Total	$72	$80

	Depreciation and Amortization For The Three Months Ended March 31
	2008	2007
JBI	$13	$10
DCS	17	18
JBT	17	19
ICS	0	0
Other (includes corporate)	4	3
Total	$51	$50

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2007 as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service (IRS). Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during the months of August through early November. You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2007, for additional information on risk factors and other events that are not within our control. Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The four critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2007, contains a summary of our significant accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

Segments

We operated four segments during the first quarter 2008. The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Summary of Operating Segment Results

For the Three Months Ended March 31

(in millions)

	Operating Revenues			Operating Income
	2008	2007	% Change	2008	2007
JBI	$437	$354	23%	$51.8	$46.6
DCS	228	224	2	18.3	22.0
JBT	185	214	(14)	0.0	11.4
ICS	37	13	189	2.0	0.5
Other (includes corporate)	0	0	0	0.0	(0.1)
Subtotal	887	805	10%	72.1	80.4
Inter-segment eliminations	(9)	(8)	10%	—	—
Total	$878	$797	10%	$72.1	$80.4

Our total consolidated operating revenues increased to $878 million for the first quarter 2008, a 10% increase over the $797 million in the first quarter 2007. Significantly higher fuel prices resulted in fuel surcharge (FSC) revenues of $154.2 million during the current quarter, compared with $91.0 million in 2007. If FSC revenues were excluded from both periods, the increase of 2008 revenue over 2007 was 2.5%. The increased level of revenue, excluding FSC, was primarily attributable to higher volume in our Intermodal segment and significant growth in our ICS segment, which more than offset a reduction in our Truck segment. The combined tractor fleet declined from 11,971 units to 10,750. Containers and trailers grew from 54,814 to 59,600. Decreases in the tractor fleet were due to the weakness in freight demand in our Truck segment and our actions to move further away from an asset-heavy truckload model. The growth in trailing equipment was primarily to support additional Intermodal business.

JBI segment revenue increased 23%, to $437 million during the first quarter 2008, compared with $354 million in 2007. This increase in segment revenue was primarily a result of a 19% increase in load volume and slightly higher revenue per loaded mile, exclusive of fuel surcharges. Operating income of the JBI segment rose to $51.8 million in the first quarter 2008, from $46.6 million in 2007, primarily due to increase in revenue, which was partially offset by increases in fuel costs and increases in purchased transportation expense, due to volume growth.

DCS segment revenue grew 2%, to $228 million in 2008, from $224 million in 2007. This increase in DCS segment revenue was driven by increased fuel surcharges. Excluding fuel surcharges, revenue declined 4%, primarily due to a reduction in the average truck count of 376, compared to the first quarter 2007. The decline in this segment’s truck count reflected fleet reductions in response to changes in our customers’ business demands and our actions to reduce the level of generic dedicated business. Operating income of our DCS segment decreased to $18.3 million in 2008, from $22.0 million in 2007. The decline in operating income was primarily due to increased costs of fuel.

JBT segment revenue totaled $185 million for the first quarter 2008, a decrease of 14% from $214 million in the first quarter 2007. This decrease in revenue was primarily a result of a 16% decrease in loads hauled, compared to the same quarter a year ago, as demand was much softer in the first quarter 2008. At the end of the first quarter, the fleet size declined 22%, or 1,149 units, compared to the first quarter 2007. Rate per loaded mile, excluding fuel surcharges, decreased by less than one percent, compared to the prior year period. Our JBT segment operated at a slight loss of approximately $50 thousand during the first quarter 2008, a decline from $11.4 million operating income in 2007. The decrease in operating income was the result of decreased revenue, higher fuel costs and increased maintenance costs.

ICS segment revenue grew 189%, to $37 million in 2008, from $13 million in 2007, which was attributable to increases in load volume from both new and existing clients. Operating income of our ICS segment increased to $2.0 million, from $0.5 million in 2007 as operating leverage from higher revenue growth began to cover expenses primarily resulting from higher personnel and technology costs related to growing and investing in the ICS segment.

Our ICS staff grew 130% during the first quarter 2008, compared with 2007, which was largely in sales and operations, in connection with the growth in this segment.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2008	2007	2008 vs. 2007
Total operating revenues	100.0%	100.0%	10.1%
Operating expenses:
Rents and purchased transportation	37.6	33.4	24.1
Salaries, wages and employee benefits	24.3	27.5	(2.5)
Fuel and fuel taxes	15.3	13.2	27.6
Depreciation and amortization	5.8	6.2	2.1
Operating supplies and expenses	4.2	4.6	0.6
Insurance and claims	2.0	2.2	2.9
General and administrative expenses, net of gains on asset dispositions	1.1	1.1	5.0
Operating taxes and licenses	0.9	1.0	(3.9)
Communication and utilities	0.6	0.7	(2.6)
Total operating expenses	91.8	89.9	12.5
Operating Income	8.2	10.1	(10.4)
Interest income	0.0	0.0	3.4
Interest expense	1.3	0.9	54.8
Equity in loss of affiliated company	0.1	0.1	66.0
Earnings before income taxes	6.8	9.1	(17.7)
Income taxes	2.7	3.6	(17.9)
Net earnings	4.1%	5.5%	(17.6)%

Total operating expenses increased 12.5%, while operating revenues increased 10.1%, during the first quarter 2008, over the comparable period of 2007. Changes in fuel costs and FSC revenues can have an impact on the comparison of revenues and costs between reporting periods. Operating income declined to $72.1 million during the first quarter 2008, from $80.4 million in 2007.

Rents and purchased transportation costs increased 24.1% in 2008. This increase is a direct result of our increase in revenues in our JBI and ICS segments. JBI segment’s rail purchased transportation increased by 25% due to increases in load volume and an increase in rates charged by our rail carriers, as well as an increase of outsourced freight through our ICS segment growth. The higher cost of fuel also increased dray and purchased transportation expenses as we shared portions of our higher FSC revenues with these third parties.

Salaries, wages and employee benefit costs decreased 2.5% in 2008 compared to 2007. This decrease is primarily related to reductions in the number of drivers in our JBT segment due to the reduction in business demand and freight movement.

Fuel costs increased 27.6% in 2008, compared with 2007. Our fuel cost per gallon during the current quarter increased nearly 42% due to the steep rise in fuel prices and slightly lower miles per gallon as compared to first quarter 2007. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional or local fuel prices. While these programs may incorporate fuel cost increases as frequently as weekly, most also reflect a specified miles per gallon factor and require a certain minimum change in fuel costs (e.g. $0.05 per gallon) to trigger an increase in fuel surcharge revenue. When fuel prices increase rapidly, there is a lag associated with the majority of our fuel surcharge programs. This lag negatively impacts operating income.

There are also two additional factors related to fuel costs and fuel surcharge revenue that negatively impact operating income when fuel costs rise rapidly. Depending on our specific business and traffic lane, frequently 10% to 15% of our miles traveled are empty. While these empty miles also incur higher fuel costs, we typically are only able to charge fuel surcharge revenue on our loaded miles. In addition, most systems and software applications used in the transportation industry for measuring miles result in computations that average 10% to 12% fewer miles than what is actually travelled (i.e., hub miles). The combination of these two factors frequently results in no fuel surcharge revenue billed for approximately 20% to 25% of the miles our tractors actually travel. During times of changing fuel costs, operating income can be negatively impacted by these factors.

Depreciation and amortization expense increased 2.1% in 2008, which was primarily the result of the expansion of our container and chassis equipment fleet. This increase was partially offset by a decrease in tractor depreciation due to the reduction of tractor and trailer fleet counts. Operating supplies and expenses increased by less than one percent primarily due to higher maintenance costs, compared with the first quarter 2007. Insurance and claims expense grew 2.9% for 2008 compared with 2007, primarily due to higher collision claims incidents and higher liability insurance claims. Operating taxes and licenses decreased by 3.9% due to the decrease in miles and freight demand.

General and administrative expenses increased 5.0% for the current quarter over the comparable period in 2007, primarily as a result of an increase in shuttle yard rentals and an increase in bad debts. Net gains from sale of revenue equipment were $0.4 million in 2008, compared with $0.3 million in 2007.

Net interest expense increased significantly in 2008, primarily due to increased debt levels. Total debt increased to $865.2 million at March 31, 2008, from $449.0 million at March 31, 2007.

The “equity in loss of affiliated company” item on our Condensed Consolidated Statement of Earnings reflects our share of the operating results of Transplace, Inc. (TPI).

Our effective income tax rate was 39.0% in 2008 and 39.1% in 2007. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $117 million during the first three months of 2008, compared with $154 million for the same period 2007. Operating cash flows decreased as a result of lower earnings, a decrease in collections of accounts receivable and an increase in payments to vendors due to timing. Net cash used in investing activities totaled $57 million in 2008, compared with $95 million in 2007. This decrease reflects a decline in purchasing of containers, chassis and trailing equipment off operating leases as compared with 2007. The decrease also relates to an increase in proceeds from the sale of equipment. Net cash used in financing activities was consistent in 2008, compared with 2007, increasing from $57 million in 2007 to $58 million in 2008.

	March 31, 2008	December 31, 2007	March 31, 2007
Working capital ratio	1.03	.93	.83
Current portion of long-term debt (millions)	$164.0	$234.0	$164.0
Total debt (millions)	$865.2	$913.1	$449.0
Total debt to equity	2.33	2.66	.65
Total debt as a ratio to total capital	.70	.73	.39

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

At March 31, 2008, we were authorized to borrow up to a total of $575 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $350 million, expiring March 29, 2012. The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating. At March 31, 2008, we had $236.2 million outstanding at an average interest rate of 3.91% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with a revolving credit facility up to $225 million, which matures on July 28, 2008. The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market. At March 31, 2008, we had $150.0 million outstanding at an average interest rate of 3.59% under this agreement.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2008.

We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of March 31, 2008 Amounts Due by Period (in millions)
	Total	One Year Or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$6	$3	$2	$1	$0
Long-term debt obligations	865	164	65	486	150
Commitments to acquire revenue equipment	104	104	0	0	0
Total	$975	$271	$67	$487	$150

Our net capital expenditures were approximately $60 million during the first three months of 2008, compared with $95 million for the same period 2007. Capital expenditures in 2008 were primarily for tractor trades, additional intermodal containers, chassis, and other trailing equipment. We are currently committed to spend approximately $104 million during the remainder of 2008, net of $44 million of expected proceeds from sale or trade-in allowances, on revenue equipment. We expect to spend approximately $200 million for total capital expenditures during calendar year 2008. The table above excludes $20 million of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate timing of settlement.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases for trailing equipment and some data processing equipment and facilities. As of March 31, 2008, we had approximately 302 trailers and 1,005 containers/chassis that were subject to operating leases, and we had approximately $1.1 million of obligations remaining under these leases.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2007, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

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

•      Extreme or unusual weather conditions can disrupt our operations, impact freight volumes and increase our costs, all of which could have a material adverse effect on our business results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $865 million of debt outstanding at March 31, 2008, including our revolving lines of credit, term loan facility, and senior notes issuance. We currently have an interest rate swap agreement which effectively converts the amounts outstanding of our $100 million variable rate term loan facility to a fixed rate basis. Additionally, our senior notes have fixed interest rates of 5.31% and 6.08%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. For those arrangements with variable interest rates, the rates are based on the prime rate or LIBOR plus an applicable margin. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our current level of borrowing, a one percent increase in our applicable rate would reduce annual pretax earnings by $3.9 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2008. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of March 31, 2008, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first three months of 2008 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Index to Exhibits

Exhibit
Number	Exhibits

3(i)	Amended and Restated Articles of Incorporation dated May 19, 1988 (incorporated by reference from Exhibit 4A of S-8 Registration Statement filed April 16, 1991; Registration Statement Number 33-40028)

3(ii)	Restated Bylaws of J.B. Hunt Transport Services, Inc. dated February 27, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 30th day of April, 2008.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration,
Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer