Form 10-Q
period 2008-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2008-07-31
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas

71-0335111

(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

615 J.B. Hunt Corporate Drive, Lowell, Arkansas 72745
(Address of principal executive offices)

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

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2008 was 125,617,110.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended June 30, 2008

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Operating revenues, excluding fuel surcharge revenues	$763,303	$742,573	$1,487,474	$1,449,045
Fuel surcharge revenues	214,036	113,287	368,248	204,266
Total operating revenues	977,339	855,860	1,855,722	1,653,311

Operating expenses:
Rents and purchased transportation	377,433	292,155	708,108	558,665
Salaries, wages and employee benefits	220,961	223,350	434,596	442,575
Fuel and fuel taxes	157,637	114,784	291,639	219,829
Depreciation and amortization	50,728	50,526	101,267	100,047
Operating supplies and expenses	40,965	38,880	77,762	75,441
Insurance and claims	14,262	16,774	32,064	34,076
General and administrative expenses, net of asset dispositions	8,584	9,517	18,114	18,593
Operating taxes and licenses	8,120	8,554	16,173	16,933
Communication and utilities	4,604	5,093	9,898	10,526
Total operating expenses	883,294	759,633	1,689,621	1,476,685
Operating income	94,045	96,227	166,101	176,626
Interest income	257	240	500	476
Interest expense	10,322	11,011	22,072	18,602
Equity in loss of affiliated company	1,023	545	1,878	1,060
Earnings before income taxes	82,957	84,911	142,651	157,440
Income taxes	32,353	21,054	55,634	49,412
Net earnings	$50,604	$63,857	$87,017	$108,028

Weighted average basic shares outstanding	125,047	138,560	124,852	140,752

Basic earnings per share	$0.40	$0.46	$0.70	$0.77

Weighted average diluted shares outstanding	128,476	142,030	128,195	144,240

Diluted earnings per share	$0.39	$0.45	$0.68	$0.75

Dividends declared per common share	$0.10	$0.09	$0.20	$0.18

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,260	$14,957
Accounts receivable, net	382,121	330,202
Assets held for sale	25,938	39,747
Prepaid expenses and other	57,030	103,988
Total current assets	466,349	488,894
Property and equipment, at cost	2,125,382	2,080,893
Less accumulated depreciation	742,988	722,170
Net property and equipment	1,382,394	1,358,723
Other assets	11,072	15,129
	$1,859,815	$1,862,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$209,000	$234,000
Trade accounts payable	188,325	189,986
Claims accruals	19,335	19,402
Accrued payroll	43,356	34,310
Other accrued expenses	22,870	26,664
Deferred income taxes	19,935	20,070
Total current liabilities	502,821	524,432

Long-term debt	615,700	679,100
Other long-term liabilities	35,387	34,453
Deferred income taxes	279,652	281,564
Stockholders’ equity	426,255	343,197
	$1,859,815	$1,862,746

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30
	2008	2007
Cash flows from operating activities:
Net earnings	$87,017	$108,028
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	101,267	100,047
Share-based compensation	6,025	4,323
Gain on sale of revenue equipment and other	(574)	(334)
Benefit from deferred income taxes	(2,048)	(25,766)
Equity in loss of affiliated company	1,878	1,060
Changes in operating assets and liabilities:
Trade accounts receivable	(49,656)	(4,750)
Income tax payable	(2,865)	32,168
Other assets	42,663	39,735
Trade accounts payable	10,861	9,396
Claims accruals	(67)	(1,963)
Accrued payroll and other accrued expenses	9,010	(51,299)
Net cash provided by operating activities	203,511	210,645

Cash flows from investing activities:
Additions to property and equipment	(157,384)	(231,607)
Net proceeds from sale of equipment	46,984	21,575
Net distributions of available for sale investments	4,139	0
Increase in other assets	(83)	(560)
Net cash used in investing activities	(106,344)	(210,592)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	0	200,000
Payments on long-term debt	(7,000)	(7,000)
Net borrowings (repayments) on revolving lines of credit	(93,922)	114,100
Issuance (purchase) of treasury stock and other	4,456	(294,812)
Tax benefit on stock options exercised	10,549	12,076
Dividends paid	(24,947)	(25,614)
Net cash used in financing activities	(110,864)	(1,250)
Net decrease in cash and cash equivalents	(13,697)	(1,197)
Cash and cash equivalents at beginning of period	14,957	7,371
Cash and cash equivalents at end of period	$1,260	$6,174

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,130	$34,058
Income taxes	$49,918	$82,068

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

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (FAS 159).  See Note 7, Fair Value Measurements, for the impact of this adoption.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  We have not yet determined the impact that the implementation of FAS 157 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate adoption to significantly impact our consolidated financial statements.

2.             Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options or unvested restricted share units exercised or converted their holdings into common stock.  The dilutive effect of stock options and restricted share units was 3.4 million shares during the second quarter 2008, compared to 3.5 million shares during second quarter 2007.  During the six months ended June 30, 2008 and June 30, 2007, the dilutive effect of stock options and restricted share units was 3.3 million shares and 3.5 million shares, respectively.

3.    Share-Based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Stock options:
Pre-tax compensation expense	$990	$1,189	$1,634	$2,191
Tax benefit	386	465	637	857
Stock option expense, net of tax	$604	$724	$997	$1,334
Restricted share units:
Pre-tax compensation expense	$2,225	$1,090	$4,391	$2,132
Tax benefit	868	426	1,712	834
Restricted share unit expense, net of tax	$1,357	$664	$2,679	$1,298

As of June 30, 2008, we had $11.5 million and $30.4 million of total unrecognized compensation expense related to nonstatutory stock options and restricted share units, respectively, which is expected to be recognized over the remaining weighted-average period of approximately 2.5 years for stock options and 2.7 years for restricted share units.  For the six months ended June 30, 2008, we issued 1.1 million shares as a result of stock option exercises and 27 thousand shares for vested restricted share units.

4.    Financing Arrangements

Our current financing arrangements consist of the following (in millions):

	June 30, 2008	December 31, 2007
Revolving lines of credit	$349.2	$430.6
Senior notes	400.0	400.0
Term loan	75.5	82.5
Less current portion of long-term debt	(209.0)	(234.0)
Total long-term debt	$615.7	$679.1

Revolving Lines of Credit

At June 30, 2008, we were authorized to borrow up to a total of $575 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $350 million, expiring March 29, 2012. The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating. At June 30, 2008, we had $154.2 million outstanding at an average interest rate of 3.28% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with a revolving credit facility up to $225 million.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market plus an agreed-upon margin. At June 30, 2008, we had $195.0 million outstanding at an average interest rate of 2.86% under this agreement.  This facility matured on July 28, 2008.  Concurrent with this maturity, we renewed this agreement with similar terms, which matures on July 27, 2009 and allows us to borrow up to $75 million through the same process as the previous securitization program as described in our 2007 Form 10-K.  The interest rate continues to be the prevailing A1/P1 commercial paper rate in the market plus an agreed-upon margin.

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

Term Loan

Our $100 million term loan facility, maturing September 29, 2009, was arranged in connection with our purchase of used, dry-van trailers and is collateralized by a security interest in the trailing equipment.  We are required to make minimum quarterly principal payments in the amount of $3.5 million, through June 29, 2009, with the remainder due upon maturity.  Stated interest on this facility is a 3-month LIBOR variable rate.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement to effectively convert this floating rate debt to a fixed rate basis of 5.85%.  The swap expires September 29, 2009, when the related term loan is due.  At June 30, 2008, we had $75.5 million outstanding under this agreement.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2008.

5.             Capital Stock

On May 1, 2008, our Board of Directors declared a regular quarterly dividend of $0.10 per common share, which was paid May 30, 2008, to stockholders of record on May 12, 2008.  On July 22, 2008, our Board of Directors declared a regular quarterly dividend of $0.10 per common share, payable on August 15, 2008, to stockholders of record on August 1, 2008.

6.             Comprehensive Income

Comprehensive income includes changes in the fair value of our interest rate swap, which qualifies for hedge accounting.  A reconciliation of net earnings and comprehensive income follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net earnings	$50,604	$63,857	$87,017	$108,028
Unrealized gain (loss) on derivative instruments, net of income taxes	786	401	(34)	256
Comprehensive income	$51,390	$64,258	$86,983	$108,284

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following are assets and liabilities measured at fair value on a recurring basis at June 30, 2008 (in millions):

	Asset/(Liability) Balance	Valuation Technique	Input Level
Available for sale investments	$4.5	Market	2
Trading investments	10.1	Market	1
Interest rate swap	(1.7)	Market	2

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

8.    Income Taxes

Our effective income tax rate was 39.0% for the three and six month period ended June 30, 2008, compared with 24.8% for the three month period ended June 30, 2007, and 31.4% for the six months ended June 30, 2007.  The increase in 2008 is primarily due to the 2007 rate being reduced by our settlement of a proposed IRS adjustment in 2007.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  The 2008 effective income tax rate reflects changes in estimates of state income taxes and non-deductible and non-taxable items as they relate to expected annual income.

At June 30, 2008, we had a total of $14.0 million in gross unrecognized tax benefits, which is a component of other long-term liabilities on our balance sheet. Of this amount, $9.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $6.0 million at June 30, 2008.  For the six months ended June 30, 2008, we realized $3.1 million of settlements related to our unrecognized tax benefits.

9.    Legal Proceedings

We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.  Business Segments

We reported four distinct business segments during the three and six months ended June 30, 2008.  These segments included: Intermodal (JBI), Dedicated Contract Services (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS).  The operation of each of these businesses is described in Note 13, Segment Information, of our 2007 Form 10-K.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes the impact of intercompany accounts) As of June 30
	2008	2007
JBI	$781	$604
DCS	421	437
JBT	493	629
ICS	26	9
Other (includes corporate)	139	153
Total	$1,860	$1,832

	Operating Revenues
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
JBI	$496	$387	$933	$742
DCS	243	236	472	461
JBT	192	222	377	437
ICS	53	17	91	30
Subtotal	984	862	1,873	1,670
Inter-segment eliminations	(7)	(6)	(17)	(17)
Total	$977	$856	$1,856	$1,653

	Operating Income
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
JBI	$66.2	$54.2	$118.0	$100.7
DCS	22.2	24.8	40.5	46.8
JBT	3.4	16.5	3.3	27.9
ICS	2.3	0.7	4.2	1.2
Other (includes corporate)	(0.1)	0.0	0.1	0.0
Total	$94.0	$96.2	$166.1	$176.6

	Depreciation and Amortization Expense
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
JBI	$14.2	$10.8	$27.4	$20.8
DCS	17.1	17.6	34.4	35.1
JBT	16.7	19.2	33.9	38.3
ICS	0.0	0.0	0.0	0.0
Other (includes corporate)	2.7	2.9	5.6	5.8
Total	$50.7	$50.5	$101.3	$100.0

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2007 as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service (IRS).  Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during the months of August through early November.  You should also refer to Item 1A of our 2007 Form 10-K, for additional information on risk factors and other events that are not within our control.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our 2007 Form 10-K.  The four critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes.  We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.  In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our 2007 Form 10-K, contains a summary of our significant accounting policies.  There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our 2007 Form 10-K.

Segments

We operated four segments during the second quarter 2008.  The operation of each of these businesses is described in Note 13, Segment Information, of our 2007 Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

	Summary of Operating Segment Results For the Three Months Ended June 30 (in millions)
	Operating Revenues			Operating Income
	2008	2007	% Change	2008	2007
JBI	$496	$387	28%	$66.2	$54.2
DCS	243	236	3	22.2	24.8
JBT	192	222	(14)	3.4	16.5
ICS	53	17	214	2.3	0.7
Other (includes corporate)	0	0	0	(0.1)	0.0
Subtotal	984	862	14%	94.0	96.2
Inter-segment eliminations	(7)	(6)	(6)	—	—
Total	$977	$856	14%	$94.0	$96.2

Our total consolidated operating revenues increased to $977 million for the second quarter 2008, a 14% increase from the $856 million for the second quarter 2007.  Significantly higher fuel prices resulted in fuel surcharge revenues of $214.0 million during the current quarter, compared with $113.3 million in 2007.  If fuel surcharge revenues were excluded from both periods, the increase of 2008 revenue over 2007 was 2.8%.  The increased level of revenue, excluding fuel surcharge, was primarily attributable to higher volume in our Intermodal segment and growth in our ICS segment, which more than offset a reduction in our JBT segment.  Containers and trailers grew from 55,886 to 60,290.  The growth in trailing equipment was primarily to support additional intermodal business. The combined tractor fleet declined from 11,760 units in the second quarter 2007 to 10,545 units in the second quarter 2008, primarily due to our actions to reduce the size of the JBT segment fleet.

JBI segment revenue increased 28%, to $496 million during the second quarter 2008, compared with $387 million in 2007.  This increase in segment revenue was primarily the result of a 17% increase in load count and higher fuel surcharge revenue.  Operating income of the JBI segment rose to $66.2 million in the second quarter 2008, from $54.2 million in 2007, primarily due to the increase in revenue but also due to improvements in driver turnover and driver productivity during the quarter.  The rise in operating income was partially offset by increases in purchased transportation expense due to volume growth.

DCS segment revenue grew 3%, to $243 million in 2008, from $236 million in 2007.  This increase in DCS segment revenue was driven by increased fuel surcharges.  Excluding fuel surcharges, revenue declined 6% compared to the second quarter 2007, primarily due to the decline in the average truck count by 500 units.  The lower truck count reflects fleet reductions in response to changes in our customers’ business demands and our action to reduce units that operate in more generic dedicated business.  Operating income of our DCS segment decreased to $22.2 million in 2008, from $24.8 million in 2007.  The decline in operating income was primarily due to reduced volume, which was partially offset by lower claims and equipment rental costs.

JBT segment revenue totaled $192 million for the second quarter 2008, a decrease of 14% from the $222 million in the second quarter 2007.  This decrease in revenue was primarily a result of a 17% reduction in loads hauled, compared to the same quarter a year ago, as demand was much softer in the second quarter 2008.  At the end of the second quarter, the fleet size declined 22%, or 1,085 units, compared to the second quarter 2007 as a result of our continued efforts to right-size our fleet.  Rate per loaded mile, excluding fuel surcharges, increased by 2.3%, compared to the prior year period.  Our JBT operating income decreased to $3.4 million during the second quarter 2008, from $16.5 million in the second quarter 2007.  The decrease in operating income was primarily the result of decreased revenue and significantly higher fuel costs.

ICS segment revenue grew 214%, to $53 million in the second quarter 2008, from $17 million in the second quarter 2007, which was attributable to steady load growth from new and existing customers.  Operating expenses increased 167% from the second quarter 2007, primarily due to employee growth throughout 2007 and 2008 and increases in purchased transportation expense due to volume growth.  Our ICS staff grew 191% during the second quarter 2008, compared with 2007. Operating income of our ICS segment increased to $2.3 million, from $0.7 million in 2007 primarily due to the volume growth in this segment.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2008	2007	2008 vs. 2007
Total operating revenues	100.0%	100.0%	14.2%
Operating expenses:
Rents and purchased transportation	38.6	34.2	29.2
Salaries, wages and employee benefits	22.6	26.1	(1.1)
Fuel and fuel taxes	16.1	13.4	37.3
Depreciation and amortization	5.2	5.9	0.4
Operating supplies and expenses	4.2	4.5	5.4
Insurance and claims	1.5	2.0	(15.0)
General and administrative expenses, net of asset dispositions	0.9	1.1	(9.8)
Operating taxes and licenses	0.8	1.0	(5.1)
Communication and utilities	0.5	0.6	(9.6)
Total operating expenses	90.4	88.8	16.3
Operating income	9.6	11.2	(2.3)
Interest income	0.0	0.0	7.1
Interest expense	1.1	1.2	(6.3)
Equity in loss of affiliated company	0.1	(0.1)	87.7
Earnings before income taxes	8.5	9.9	(2.3)
Income taxes	3.3	2.4	53.7
Net earnings	5.2%	7.5%	(20.8)%

Total operating expenses increased 16.3%, while operating revenues increased 14.2%, during the second quarter 2008, over the comparable period of 2007.  Changes in fuel costs and fuel surcharge revenues can have an impact on the comparison of revenues and costs between reporting periods.  Operating income declined to $94.0 million during the second quarter 2008, from $96.2 million in 2007.

Rents and purchased transportation costs increased 29.2% in 2008.  This increase is a direct result of our increase in load volume in our JBI and ICS segments, as well as the higher cost of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense. JBI segment’s rail purchased transportation expense increased by 28% due to increases in load volume and rates charged by our rail carriers.  An increase of outsourced freight through our ICS segment growth also contributed to the increase in purchased transportation expense.

Salaries, wages and employee benefit costs decreased 1.1% in 2008 over 2007.  This decrease is primarily related to reductions in the number of drivers in our JBT segment as a result of the reduction in business demand and freight movement.

Fuel costs increased 37.3% in 2008, compared with 2007 due to higher cost per gallon and slightly lower miles per gallon.  Our fuel cost per gallon during the current quarter increased nearly 58% due to the steep rise in fuel prices.  We have fuel surcharge programs in place with the majority of our customers.  These programs typically involve a specified computation based on the change in national, regional or local fuel prices.  While these programs may incorporate fuel cost increases as frequently as weekly, most also reflect a specified miles per gallon factor and require a certain minimum change in fuel costs (i.e., $0.05 per gallon) to trigger an increase in fuel surcharge revenue.  As typical in the truckload industry, many of these programs contain unrealistic fuel economy assumptions.  When fuel prices increase rapidly, there is also a lag associated with the majority of our fuel surcharge programs.  This lag negatively impacted operating income, especially in our JBT business segment.

There are also two additional factors related to fuel costs and fuel surcharge revenue that negatively impact operating income when fuel costs rise rapidly.  Depending on our specific business and traffic lane, frequently 10% to 15% of our miles traveled are empty.  While these empty miles also incur higher fuel costs, we typically are only able to charge fuel surcharge revenue on our loaded miles.  In addition, most systems and software applications utilized in the transportation industry for measuring miles and billing revenue result in computations that average 10% to 12% fewer miles than what is actually travelled (i.e. hub miles).  The combination of these two factors frequently results in no fuel surcharge revenue billed for approximately 20% to 25% of the miles our tractors actually travel.  During times of rapidly rising fuel costs, operating income can be negatively impacted by these factors.

Depreciation and amortization expense increased slightly, which was primarily the result of the expansion of our container and trailing equipment fleet.  This increase was partially offset by a decrease in tractor depreciation due to the reduction of tractor fleet count.  Operating supplies and expenses increased 5.4%, primarily due to higher maintenance and tire costs, compared with the second quarter 2007.  Insurance and claims expense decreased 15.0% for 2008 compared with 2007, primarily due to lower collision claims incidents and lower liability insurance claims.  Operating taxes and licenses decreased by 5.1% primarily due to the decrease in miles and freight demand.

General and administrative expenses decreased 9.8% for the current quarter from the comparable period in 2007, primarily as a result of an increase in the amount of gains from revenue equipment sales and as a result of a decrease in driver advertising and other professional expenses.  Net gains from sale of revenue equipment were $0.4 million in 2008, compared with less than ten thousand dollars in 2007.

Net interest expense decreased 6.5% in 2008, due to a reduction in long-term debt during the second quarter 2008 and lower average borrowing rates on our variable rate financing arrangements.  We continue to use operating cash flows to pay down debt and have reduced total debt to $825 million at June 30, 2008 from $913 million at December 31, 2007.

The “equity in loss of affiliated company” item on our Condensed Consolidated Statement of Earnings reflects our share of the operating results of Transplace, Inc. (TPI).

Our effective income tax rate was 39.0% for the second quarter and the six months ended June 2008, as compared to 24.8% for the second quarter and 31.4% for the six months ended 2007.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of non-deductible and non-taxable items of income and expense and the ultimate outcome of tax audits.  Our effective annual tax rate for calendar year 2007 was 34.4%.  The increase in 2008 is primarily due to the 2007 rate being reduced by our settlement of a proposed IRS adjustment in 2007.  We expect the effective tax rate to be 39.0% for the remainder of 2008.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

	Summary of Operating Segment Results For the Six Months Ended June 30 (in millions)
	Operating Revenues			Operating Income
	2008	2007	% Change	2008	2007
JBI	$933	$742	26%	$118.0	$100.7
DCS	472	461	2	40.5	46.8
JBT	377	437	(14)	3.3	27.9
ICS	91	30	203	4.2	1.2
Other (includes corporate)	0	0	0	0.1	0.0
Subtotal	1,873	1,670	12%	166.1	176.6
Inter-segment eliminations	(17)	(17)	4	0.0	0.0
Total	$1,856	$1,653	12%	$166.1	$176.6

Our total consolidated operating revenues increased to $1,856 million for the first six months 2008, a 12% increase over the $1,653 million for the comparable period of 2007.  Significantly higher fuel prices resulted in fuel surcharge revenues of $368.2 million during the first six months 2008, compared with $204.3 million in 2007.  If fuel surcharge revenues were excluded from both periods, the increase of 2008 revenue over 2007 was 2.7%.  The increased level of revenue, excluding fuel surcharge, was primarily attributable to higher volume in our Intermodal segment and significant growth in our ICS segment, which more than offset reductions in our Truck and Dedicated segments.  As previously mentioned, containers and trailers grew from 55,886 to 60,290, while our combined tractor fleet declined from 11,760 units to 10,545 units.  The growth in trailing equipment was primarily to support additional Intermodal business.  Decreases in the tractor fleet were due to the weakness in freight demand in our Truck segment and our actions to move further away from an asset-heavy truckload model.

JBI segment revenue increased 26%, to $933 million during the first six months 2008, compared with $742 million in 2007.  This increase in segment revenue was primarily a result of an 18% increase in load volume and slightly higher revenue per loaded mile, exclusive of fuel surcharges.  Operating income of the JBI segment rose to $118.0 million in the first six months 2008, from $100.7 million in 2007, primarily due to the increase in revenue, which was partially offset by increases in purchased transportation expense, due to volume growth.

DCS segment revenue grew 2%, to $472 million in 2008, from $461 million in 2007.  This increase in DCS segment revenue was driven by increased fuel surcharges.  Excluding fuel surcharges, revenue declined 5% compared to the first six months 2007, primarily due to the decline in the average truck count by 433 units. The lower truck count reflects fleet reductions in response to changes in our customers’ business demands and our action to reduce units that operate in more generic dedicated business.  Operating income of our DCS segment decreased to $40.5 million in 2008, from $46.8 million in 2007.  The decline in operating income was primarily due to reduced volume.

JBT segment revenue totaled $377 million for the first six months 2008, a decrease of 14% from the $437 million in the same period in 2007.  This decrease in revenue was primarily a result of a 16% decrease in loads hauled, compared to the same quarter a year ago, as demand was much softer in the second quarter 2008.  At the end of the first six months 2008, the fleet size declined 22%, or 1,085 units, compared to the first six months 2007.  Rate per loaded mile, excluding fuel surcharges, increased by 1%, compared to the prior year period.  Our JBT segment operating income decreased to $3.3 million during the first six months 2008, from $27.9 million operating income in 2007.  The decrease in operating income was primarily the result of decreased revenue, higher fuel costs and increased maintenance costs associated with an older tractor fleet.

ICS segment revenue grew 203%, to $91 million in 2008, from $30 million in 2007, which was attributable to increases in load volume from both new and existing clients.  Operating income of our ICS segment increased to $4.2 million, from $1.2 million in 2007, as operating leverage from higher revenue growth began to cover expenses primarily resulting from higher personnel and technology costs related to growing and investing in the ICS segment. Our ICS staff grew 191% during the first six months 2008, compared with 2007, which was largely in sales and operations, in connection with the growth in this segment.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2008	2007	2008 vs. 2007
Total operating revenues	100.0%	100.0%	12.2%
Operating expenses:
Rents and purchased transportation	38.2	33.8	26.8
Salaries, wages and employee benefits	23.4	26.8	(1.8)
Fuel and fuel taxes	15.7	13.3	32.7
Depreciation and amortization	5.5	6.1	1.2
Operating supplies and expenses	4.2	4.6	3.1
Insurance and claims	1.7	2.1	(5.9)
General and administrative expenses, net of asset dispositions	1.0	1.1	(2.6)
Operating taxes and licenses	0.9	1.0	(4.5)
Communication and utilities	0.5	0.6	(6.0)
Total operating expenses	91.0	89.3	14.4
Operating income	9.0	10.7	(6.0)
Interest income	0.0	0.0	0.0
Interest expense	1.2	1.1	19.0
Equity in loss of affiliated company	0.1	0.1	77.2
Earnings before income taxes	7.7	9.5	(9.4)
Income taxes	3.0	3.0	12.6
Net earnings	4.7%	6.5%	(19.4)%

Total operating expenses increased 14.4%, while operating revenues increased 12.2%, during the first six months 2008, over the comparable period of 2007.  Changes in fuel costs and fuel surcharge revenues can have an impact on the comparison of revenues and costs between reporting periods.  Operating income declined to $166.1 million during the first six months 2008, from $176.6 million in 2007.

Rents and purchased transportation costs increased 26.8% in 2008.  This increase was a direct result of our increase in load volume in our JBI and ICS segments, as well as the higher cost of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense.  JBI segment’s rail purchased transportation expense increased by 27% due to increases in load volume and an increase in rates charged by our rail carriers.  An increase of outsourced freight through our ICS segment growth also contributed to the increase in purchased transportation expense.

Salaries, wages and employee benefit costs decreased 1.8% in 2008 from 2007.  This decrease was primarily related to reductions in the number of drivers in our JBT segment due to the reduction in business demand and freight movement.

Fuel costs increased 32.7% in 2008, compared with 2007 due to higher cost per gallon and slightly lower miles per gallon.  Our fuel cost per gallon during the first six months 2008 increased nearly 50% due to the steep rise in fuel prices.  See previous quarter-to-date fuel cost discussion for impact of changing fuel prices on our fuel costs and results of operations.

Depreciation and amortization expense increased slightly by 1.2% in 2008, which was primarily the result of the expansion of our container and trailing equipment fleet.  Operating supplies and expenses increased 3.1%, primarily due to higher maintenance costs, compared with the first six months 2007.  Insurance and claims expense decreased 5.9% for 2008 compared with 2007, primarily due to lower collision claims incidents and lower liability insurance claims.  Operating taxes and licenses decreased by 4.5% due to the decrease in miles and freight demand.

General and administrative expenses decreased 2.6% in 2008 from the comparable period in 2007, primarily as a result of a decrease in driver advertising, other driver expenses and other professional fees.  This decrease was partially offset with an increase in bad debts.  Net gains from sale of revenue equipment were $0.7 million in 2008, compared with $0.3 million in 2007.

Net interest expense increased in 2008, primarily due to increased debt levels.  Total debt increased to $824.7 million at June 30, 2008, from $703.5 million at June 30, 2007.

The “equity in loss of affiliated company” item on our Condensed Consolidated Statement of Earnings reflects our share of the operating results of TPI.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $204 million during the first six months of 2008, compared with $211 million for the same period 2007.  Operating cash flows decreased primarily due to lower earnings and changes in the timing of collections of accounts receivable and payments to vendors.  Net cash used in investing activities totaled $106 million in 2008, compared with $211 million in 2007.  This decrease reflects a decline in purchasing of new containers and chassis, and used trailing equipment off operating leases compared with 2007.  This decrease is partially offset by an increase in proceeds from the sale of equipment.  Net cash used in financing activities totaled $111 million, compared with $1 million in 2007.  This increase is primarily due to repayments on our revolving lines of credit in 2008 compared with cash provided by issuance of our senior note and borrowings on our revolver in 2007.  Cash provided by increased borrowings in 2007 was primarily used for company stock purchases and capital expenditures.

	June 30, 2008	December 31, 2007	June 30, 2007
Working capital ratio	.93	.93	.82
Current portion of long-term debt (millions)	$209.0	$234.0	$234.0
Total debt (millions)	$824.7	$913.1	$703.5
Total debt to equity	1.93	2.66	1.26
Total debt as a ratio to total capital	.66	.73	.56

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

At June 30, 2008, we were authorized to borrow up to a total of $575 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $350 million, expiring March 29, 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At June 30, 2008, we had $154.2 million outstanding at an average interest rate of 3.28% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with a revolving credit facility up to $225 million.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market plus an agreed-upon margin.  At June 30, 2008, we had $195.0 million outstanding at an average interest rate of 2.86% under this agreement.  We renewed this agreement at maturity on July 28, 2008, for a one-year term maturing on July 27, 2009.  The new agreement allows us to borrow up to $75 million.  The reduction in the maximum borrowing amount is a result of our continued efforts of using excess cash flow to pay down outstanding debt.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2008.

We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of June 30, 2008 Amounts Due by Period (in millions)
	Total	One Year Or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$5	$3	$2	$0	$0
Long-term debt obligations	825	209	416	50	150
Commitments to acquire revenue equipment	77	77	0	0	0
Total	$907	$289	$418	$50	$150

Our net capital expenditures were approximately $110 million during the first six months 2008, compared with $210 million for the same period 2007.  Capital expenditures in 2008 were primarily for tractor trades, additional intermodal containers, chassis, and other trailing equipment.  We are currently committed to spend approximately $77 million during the remainder of 2008, net of $40 million of expected proceeds from sale or trade-in allowances, on revenue equipment.  We expect to spend approximately $225 million for net capital expenditures during calendar year 2008.  The table above excludes $20 million of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate timing of settlement.  We currently expect to spend approximately $250 million for net capital expenditures during calendar year 2009.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases for trailing equipment and some data processing equipment and facilities.  As of June 30, 2008, we had approximately 132 trailers and 1,005 containers/chassis that were subject to operating leases, and we had approximately $0.6 million of obligations remaining under these leases.

Risk Factors

You should refer to Item 1A of our 2007 Form 10-K, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

•                 Our business is subject to general economic and business factors, any of which could have a material adverse effect on our results of operations.

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

•                 Difficulty in attracting and retaining drivers and third-party carriers could affect our profitability and ability to grow.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $825 million of debt outstanding at June 30, 2008, including our revolving lines of credit, term loan facility, and senior notes issuance.  We currently have an interest rate swap agreement which effectively converts the amounts outstanding of our $100 million variable rate term loan facility to a fixed rate basis.  Additionally, our senior notes have fixed interest rates of 5.31% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  For those arrangements with variable interest rates, the rates are based on either the prime rate or LIBOR plus an applicable margin.  Our earnings are affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a one percent increase in our applicable rate would reduce annual pretax earnings by $3.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2008.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of June 30, 2008, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of June 30, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first six months of 2008 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

ITEM 1A.              RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our 2007 Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 31st day of July, 2008.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration,
Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer