Form 10-Q
period 2008-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2008-10-31
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes    ☐      No    ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2008 was 126,010,248.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarter Ended September 30, 2008

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Operating revenues, excluding fuel surcharge revenues	$770,656	$767,365	$2,258,130	$2,216,410
Fuel surcharge revenues	225,778	124,273	594,026	328,539
Total operating revenues	996,434	891,638	2,852,156	2,544,949

Operating expenses:
Rents and purchased transportation	400,641	319,809	1,108,749	878,474
Salaries, wages and employee benefits	217,194	224,421	651,790	666,996
Fuel and fuel taxes	143,028	116,596	434,667	336,425
Depreciation and amortization	50,666	52,299	151,934	152,346
Operating supplies and expenses	41,924	40,399	119,686	115,840
Insurance and claims	13,860	17,669	45,924	51,745
General and administrative expenses, net of asset dispositions	10,214	10,802	28,328	29,395
Operating taxes and licenses	7,985	8,429	24,158	25,362
Communication and utilities	4,656	5,315	14,553	15,841
Total operating expenses	890,168	795,739	2,579,789	2,272,424
Operating income	106,266	95,899	272,367	272,525
Interest income	214	277	713	754
Interest expense	9,694	12,764	31,766	31,367
Equity in loss of affiliated company	247	25	2,125	1,085
Earnings before income taxes	96,539	83,387	239,189	240,827
Income taxes	36,239	32,604	91,872	82,016
Net earnings	$60,300	$50,783	$147,317	$158,811

Weighted average basic shares outstanding	125,907	130,537	125,206	137,310

Basic earnings per share	$0.48	$0.39	$1.18	$1.16

Weighted average diluted shares outstanding	129,042	133,659	128,480	140,675

Diluted earnings per share	$0.47	$0.38	$1.15	$1.13

Dividends declared per common share	$0.10	$0.09	$0.30	$0.27

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,450	$14,957
Accounts receivable, net	379,372	330,202
Assets held for sale	15,785	39,747
Prepaid expenses and other	41,254	103,988
Total current assets	438,861	488,894
Property and equipment, at cost	2,109,048	2,080,893
Less accumulated depreciation	755,328	722,170
Net property and equipment	1,353,720	1,358,723
Other assets	11,250	15,129
	$1,803,831	$1,862,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$147,000	$234,000
Trade accounts payable	182,808	189,987
Claims accruals	19,684	19,402
Accrued payroll	50,776	34,310
Other accrued expenses	11,372	26,663
Deferred income taxes	24,488	20,070
Total current liabilities	436,128	524,432

Long-term debt	545,200	679,100
Other long-term liabilities	32,974	34,453
Deferred income taxes	306,632	281,564
Stockholders’ equity	482,897	343,197
	$1,803,831	$1,862,746

See accompanying Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30
	2008	2007
Cash flows from operating activities:
Net earnings	$147,317	$158,811
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	151,934	152,346
Share-based compensation	8,644	6,457
Gain on sale of revenue equipment and other	(377)	(103)
Provision (benefit) for deferred income taxes	29,486	(2,761)
Equity in loss of affiliated company	2,125	1,085
Changes in operating assets and liabilities:
Trade accounts receivable	(47,038)	(12,970)
Income tax payable	(9,960)	18,592
Other assets	57,069	57,602
Trade accounts payable	292	32,295
Claims accruals	282	(1,519)
Accrued payroll and other accrued expenses	9,904	(46,882)
Net cash provided by operating activities	349,678	362,953

Cash flows from investing activities:
Additions to property and equipment	(201,045)	(292,508)
Net proceeds from sale of equipment	78,663	24,137
Net distributions of available for sale investments	5,456	0
Increase in other assets	(378)	(767)
Net cash used in investing activities	(117,304)	(269,138)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	0	400,000
Payments on long-term debt	(10,500)	(10,500)
Net borrowings (repayments) on revolving lines of credit	(217,870)	71,300
Issuance (purchase) of treasury stock and other	6,543	(534,321)
Tax benefit on stock options exercised	14,485	14,007
Dividends paid	(37,539)	(37,559)
Net cash used in financing activities	(244,881)	(97,073)
Net decrease in cash and cash equivalents	(12,507)	(3,258)
Cash and cash equivalents at beginning of period	14,957	7,371
Cash and cash equivalents at end of period	$2,450	$4,113

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37,783	$45,962
Income taxes	$58,124	$88,929

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

2.              Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options or unvested restricted share units exercised or converted their holdings into common stock.  The dilutive effect of stock options and restricted share units was 3.1 million shares during the third quarter 2008 and 2007.  During the nine months ended September 30, 2008 and September 30, 2007, the dilutive effect of stock options and restricted share units was 3.3 million shares and 3.4 million shares, respectively.

3.     Share-Based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Stock options:
Pre-tax compensation expense	$989	$1,189	$2,624	$3,380
Tax benefit	380	465	1,008	1,322
Stock option expense, net of tax	$609	$724	$1,616	$2,058
Restricted share units:
Pre-tax compensation expense	$1,629	$945	$6,020	$3,077
Tax benefit	626	370	2,312	1,203
Restricted share unit expense, net of tax	$1,003	$575	$3,708	$1,874

As of September 30, 2008, we had $10.9 million and $28.8 million of total unrecognized compensation expense related to nonstatutory stock options and restricted share units, respectively, which is expected to be recognized over the remaining weighted-average period of approximately 2.4 years for stock options and 2.6 years for restricted share units.  During the nine months ended September 30, 2008, we issued 1.4 million shares as a result of stock option exercises and 75 thousand shares for vested restricted share units.

4.     Financing Arrangements

Our current financing arrangements consist of the following (in millions):

	September 30, 2008	December 31, 2007
Revolving lines of credit	$220.2	$430.6
Senior notes	400.0	400.0
Term loan	72.0	82.5
Less current portion of long-term debt	(147.0)	(234.0)
Total long-term debt	$545.2	$679.1

Revolving Lines of Credit

At September 30, 2008, we were authorized to borrow up to a total of $425 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $350 million, which expires March 29, 2012. The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At September 30, 2008, we had $145.2 million outstanding at an average interest rate of 3.77% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program.  We renewed this facility at maturity on July 28, 2008, for a one-year term maturing on July 27, 2009.  Upon renewal, we reduced the total commitment amount from $225 million to $75 million.  The applicable interest rate under this agreement continues to be the prevailing A1/P1 commercial paper rate in the market plus an agreed-upon margin.  At September 30, 2008, we had $75.0 million outstanding at an average interest rate of 3.64% under this agreement.

Senior Notes

Our senior notes consist of two separate issuances.  The first is $200 million of 5.31% senior notes, which matures March 29, 2011.  Interest payments are due semiannually in March and September of each year.  The second is $200 million of 6.08% senior notes, which matures July 26, 2014.  For this second issuance, principal payments in the amount of $50.0 million are due July 26, 2012 and July 26, 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.

Term Loan

Our $100 million term loan facility, which matures September 29, 2009, was arranged in connection with our purchase of used, dry-van trailers and is collateralized by a security interest in the trailing equipment.  We are required to make minimum quarterly principal payments in the amount of $3.5 million, through June 29, 2009, with the remainder due upon maturity.  Stated interest on this facility is a 3-month LIBOR variable rate.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement to effectively convert this floating rate debt to a fixed rate basis of 5.85%.  The swap expires September 29, 2009, when the related term loan is due.  At September 30, 2008, we had $72.0 million outstanding under this term loan facility.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2008.

5.     Capital Stock

On July 22, 2008, our Board of Directors declared a regular quarterly dividend of $0.10 per common share, which was paid August 15, 2008, to stockholders of record on August 1, 2008.  On October 30, 2008, our Board of Directors declared a regular quarterly dividend of $0.10 per common share, which will be paid December 2, 2008, to stockholders of record on November 14, 2008.

6.     Comprehensive Income

Comprehensive income includes changes in the fair value of our interest rate swap, which qualifies for hedge accounting.  A reconciliation of net earnings and comprehensive income follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net earnings	$60,300	$50,783	$147,317	$158,811
Unrealized gain (loss) on derivative instruments, net of income taxes	295	(614)	261	(358)
Comprehensive income	$60,595	$50,169	$147,578	$158,453

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following are assets and liabilities measured at fair value on a recurring basis at September 30, 2008 (in millions):

	Asset/(Liability) Balance	Valuation Technique	Input Level
Available for sale investments	$3.1	Market	2
Trading investments	10.3	Market	1
Interest rate swap	(1.2)	Market	2

Available for sale investments are classified in “Prepaid expenses and other,” trading investments are classified in “Other assets” and the interest rate swap is classified in “Other accrued expenses” in our condensed consolidated balance sheets.  Adoption of FAS 157 increased our disclosures regarding fair value measurements only and did not have an effect on our operating income or net earnings.  No assets or liabilities were elected for fair value measurement under FAS 159, and therefore adoption of FAS 159 had no impact on our financial statements.

8.     Income Taxes

Our effective income tax rate was 38.4% for the nine months ended September 30, 2008, compared with 34.1% for the nine months ended September 30, 2007.  The increase in 2008 was primarily due to the 2007 rate being reduced by our settlement of a proposed IRS adjustment in 2007.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.  The 2008 effective income tax rate reflects changes in estimates of state income taxes and nondeductible and nontaxable items as they relate to expected annual income.

At September 30, 2008, we had a total of $13.9 million in gross unrecognized tax benefits, which are classified in “Other long-term liabilities” in our condensed consolidated balance sheets.  Of this amount, $9.0 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $6.4 million at September 30, 2008.  For the nine months ended September 30, 2008, we realized $3.2 million of settlements related to our unrecognized tax benefits.

9.     Legal Proceedings

We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.  Business Segments

We reported four distinct business segments during the three and nine months ended September 30, 2008.  These segments included: Intermodal (JBI), Dedicated Contract Services (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS).  The operation of each of these businesses is described in Note 13, Segment Information, of our 2007 Form 10-K.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes the impact of intercompany accounts) As of September 30
	2008	2007
JBI	$803	$661
DCS	397	427
JBT	440	591
ICS	26	11
Other (includes corporate)	138	136
Total	$1,804	$1,826

	Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
JBI	$532	$429	$1,464	$1,171
DCS	244	237	716	698
JBT	171	208	547	645
ICS	59	26	149	55
Subtotal	1,006	900	2,876	2,569
Inter-segment eliminations	(10)	(8)	(24)	(24)
Total	$996	$892	$2,852	$2,545

	Operating Income
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
JBI	$74.0	$61.0	$192.0	$161.8
DCS	26.8	24.4	67.3	71.2
JBT	2.5	9.2	5.8	37.1
ICS	3.1	1.4	7.3	2.5
Other (includes corporate)	(0.1)	(0.1)	(0.0)	(0.1)
Total	$106.3	$95.9	$272.4	$272.5

	Depreciation and Amortization Expense
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
JBI	$14.7	$11.6	$42.1	$32.5
DCS	17.1	17.6	51.5	52.7
JBT	16.2	20.1	50.1	58.4
ICS	0.0	0.0	0.0	0.0
Other (includes corporate)	2.7	3.0	8.2	8.7
Total	$50.7	$52.3	$151.9	$152.3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2007 as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of diesel fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities, including the IRS.  Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during the months of August through early November.  You should also refer to Item 1A of our 2007 Form 10-K, for additional information on risk factors and other events that are not within our control.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

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

Segments

We operated four segments during the third quarter 2008.  The operation of each of these businesses is described in Note 13, Segment Information, of our 2007 Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

	Summary of Operating Segment Results
	For the Three Months Ended September 30
	(in millions)
	Operating Revenues			Operating Income
	2008	2007	% Change	2008	2007
JBI	$532	$429	24%	$74.0	$61.0
DCS	244	237	3	26.8	24.4
JBT	171	208	(18)	2.5	9.2
ICS	59	26	129	3.1	1.4
Other (includes corporate)	0	0	0	(0.1)	(0.1)
Subtotal	1,006	900	12%	106.3	95.9
Inter-segment eliminations	(10)	(8)	2	—	—
Total	$996	$892	12%	$106.3	$95.9

Our total consolidated operating revenues increased to $996 million in the third quarter 2008, a 12% increase from $892 million in the third quarter 2007.  This increase in operating revenues was primarily attributable to growth in our Intermodal segment and our non-asset based ICS segment, as well as higher fuel surcharge revenue.  Significantly higher fuel prices resulted in fuel surcharge revenues of $225.8 million during the current quarter, compared with $124.3 million in 2007.  Current quarter operating revenue, excluding fuel surcharges, was essentially the same as third quarter 2007.  Containers and trailers grew from 58,802 to 61,406.  The growth in trailing equipment was primarily to support additional intermodal business. The combined tractor fleet declined from 11,723 units in the third quarter 2007 to 10,029 units in the third quarter 2008, primarily due to our actions to reduce the size of the asset-based JBT segment fleet.

We have fuel surcharge programs in place with the majority of our customers.  These programs typically involve a specified computation based on the change in national, regional or local fuel prices.  While these programs may incorporate fuel cost increases as frequently as weekly, most also reflect a specified miles per gallon factor and require a certain minimum change in fuel costs (i.e., $0.05 per gallon) to trigger an increase in fuel surcharge revenue.  As a result, these programs have a timing lag between when the cost is incurred and when it is recovered.  This lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.  As typical in the truckload industry, many of these programs contain unrealistic fuel economy assumptions.

There are also two additional factors related to fuel costs and fuel surcharge revenue that impact operating income when fuel costs change rapidly.  Depending on our specific business and traffic lane, frequently 10% to 15% of our miles traveled are empty.  While these empty miles also incur fuel costs, we typically only charge fuel surcharge revenue on our loaded miles.  In addition, most systems and software applications utilized in the transportation industry for measuring miles and billing revenue result in computations that average 10% to 12% fewer miles than what is actually traveled (i.e. hub miles).  The combination of these two factors frequently results in no fuel surcharge revenue billed for approximately 20% to 25% of the miles our tractors actually travel.  During times of rapidly changing fuel costs, operating income can be significantly impacted by these factors.

It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense or the change of fuel expense between periods, as a significant portion of fuel costs is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.  While we are not always able to recover all fuel cost increases, partly due to empty miles run and engine-idling time, we are able to recover the majority of our increased fuel costs.

JBI segment revenue increased 24%, to $532 million during the third quarter 2008, compared with $429 million in 2007.  This increase in segment revenue was primarily the result of a 13% increase in load count.  Revenue per load increased 9% driven by higher fuel surcharge revenue.  Operating income of the JBI segment rose to $74.0 million in the third quarter 2008, from $61.0 million in 2007, primarily due to the increase in revenue.  The rise in operating income was partially offset by increases in purchased transportation expense due to volume growth and higher fuel prices. We have expanded our company-owned dray fleet by more than 20% to 2,100 tractors, both in anticipation of continued growth and to further reduce our dependence on third-party dray.

DCS segment revenue grew 3%, to $244 million in 2008, from $237 million in 2007.  This increase in DCS segment revenue was driven by increased fuel surcharges.  Excluding fuel surcharges, revenue declined 6%, compared to the third quarter 2007, primarily due to the decline in the average truck count to 4,631 units in the third quarter 2008 vs. 5,248 units in the third quarter 2007.  The decline in truck count reflects fleet reductions in response to changes in our customers’ business demands and our action to reduce units that operate in more generic dedicated business.  Operating income of our DCS segment increased to $26.8 million in 2008, from $24.4 million in 2007.  The increase in operating income was primarily due to the sharp decline in fuel costs in the current quarter.  As previously noted, a sharp decrease in fuel costs can positively impact operating income due to the timing lag in the fuel surcharge program.  Operating income also increased due to decreases in casualty and workers compensation costs.

JBT segment revenue totaled $171 million for the third quarter 2008, a decrease of 18% from the $208 million in the third quarter 2007.  Excluding fuel surcharges, revenue declined 26%, compared to third quarter 2007.  This decrease in revenue was primarily a result of a 23% reduction in loads hauled, compared to the same quarter a year ago, due to reduced fleet size in the third quarter 2008.  At the end of the third quarter, the fleet size was 30% smaller, or 1,419 units, compared to the third quarter 2007 as a result of our continued efforts to right-size our fleet.  Rate per loaded mile, excluding fuel surcharges, increased by 6.7%, compared to the prior year period.  Our JBT operating income decreased to $2.5 million during the third quarter 2008, from $9.2 million in the third quarter 2007.  Operating income decreased due to decreased revenue, an increase in maintenance costs and $1.4 million of expense related to losses on sales and write downs of idle equipment and assets held for sale.

ICS segment revenue grew 129%, to $59 million in the third quarter 2008, from $26 million in the third quarter 2007, which was attributable to steady load growth from new and existing customers.  Operating income of our ICS segment increased to $3.1 million, from $1.4 million in 2007 primarily due to the volume growth in this segment, as our third-party carrier base grew 19% during the current quarter to over 15,200 carriers by quarter-end.  This increase in operating income was partially offset by increases in salaries and wages as a result of employee growth and increases in purchased transportation expense due to volume growth.  Our ICS staff grew 151% during the third quarter 2008, compared with 2007.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2008	2007	2008 vs. 2007
Total operating revenues	100.0%	100.0%	11.8%
Operating expenses:
Rents and purchased transportation	40.2	35.9	25.3
Salaries, wages and employee benefits	21.8	25.2	(3.2)
Fuel and fuel taxes	14.4	13.1	22.7
Depreciation and amortization	5.1	5.9	(3.1)
Operating supplies and expenses	4.2	4.5	3.8
Insurance and claims	1.4	2.0	(21.6)
General and administrative expenses, net of asset dispositions	1.0	0.9	(5.4)
Operating taxes and licenses	0.8	1.2	(5.3)
Communication and utilities	0.4	0.6	(12.4)
Total operating expenses	89.3	89.2	11.9
Operating income	10.7	10.8	10.8
Interest income	0.0	0.0	(22.7)
Interest expense	1.0	1.4	(24.1)
Equity in loss of affiliated company	0.0	0.0	888.0
Earnings before income taxes	9.7	9.4	15.8
Income taxes	3.6	3.7	11.1
Net earnings	6.1%	5.7%	18.7%

Total operating expenses increased 11.9%, while operating revenues increased 11.8%, during the third quarter 2008, over the comparable period 2007.  Changes in fuel costs and fuel surcharge revenues can have an impact on the comparison of revenues and costs between reporting periods.  Operating income increased to $106.3 million during the third quarter 2008, from $95.9 million in 2007.

Rents and purchased transportation costs increased 25.3% in 2008.  This increase was a direct result of our increase in load volume in our JBI and ICS segments, as well as the higher cost of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense. JBI segment’s rail purchased transportation expense increased by 23% due to increases in load volume and an increase in rates charged by our rail carriers.  An increase of outsourced freight through our ICS segment growth also contributed to the increase in purchased transportation expense.

Salaries, wages and employee benefit costs decreased 3.2% in 2008 from 2007.  This decrease was primarily related to reductions in the number of drivers in our JBT segment as a result of right-sizing our fleet.

Fuel costs increased 22.7% in 2008, compared with 2007 due to higher cost per gallon and slightly lower miles per gallon.  Our fuel cost per gallon during the current quarter increased nearly 46% due to the steep rise in fuel prices.

Depreciation and amortization expense decreased 3.1%, which was primarily the result of the reduction of our tractor fleet.  Operating supplies and expenses increased 3.8%, primarily due to higher maintenance costs and an increase in toll costs, compared with the third quarter 2007.  Insurance and claims expense decreased 21.6% for 2008 compared with 2007, primarily due to a lower number of accidents and lower claims costs.

General and administrative expenses decreased 5.4% for the current quarter from the comparable period in 2007, primarily as a result of a decrease in driver advertising, recruiting costs and other professional expenses.  Dispositions of revenue equipment and $1.4 million of expense related to losses on sales and write downs of revenue equipment resulted in a net loss of $0.1 million in 2008, compared with a net loss of $0.2 million in 2007.  Operating taxes and licenses decreased by 5.3% primarily due to the decrease in truck miles, freight demand and registered equipment.

Net interest expense decreased 24.1% in 2008, due to a reduction in total debt during the third quarter 2008 and lower average borrowing rates on our variable rate financing arrangements.  We continue to use operating cash flows to pay down debt and have reduced total debt by $221 million year-to-date.

The “equity in loss of affiliated company” item on our Condensed Consolidated Statement of Earnings reflects our share of the operating results of Transplace, Inc. (TPI).

In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.  We expect our annual effective tax rate to be 38.4% for 2008.  Our effective annual tax rate for calendar year 2007 was 34.4%.  The increase in 2008 was primarily due to the 2007 rate being reduced by our settlement of a proposed IRS adjustment in 2007.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

	Summary of Operating Segment Results For the Nine Months Ended September 30 (in millions)
	Operating Revenues			Operating Income
	2008	2007	% Change	2008	2007
JBI	$1,464	$1,171	25%	$192.0	$161.8
DCS	716	698	3	67.3	71.2
JBT	547	645	(15)	5.8	37.1
ICS	149	55	169	7.3	2.5
Other (includes corporate)	0	0	0	0.0	(0.1)
Subtotal	2,876	2,569	12%	272.4	272.5
Inter-segment eliminations	(24)	(24)	2	—	—
Total	$2,852	$2,545	12%	$272.4	$272.5

Our total consolidated operating revenues increased to $2,852 million for the nine months ended September 30, 2008, a 12% increase over the $2,545 million for the comparable period 2007.  Significantly higher fuel prices resulted in fuel surcharge revenues of $594.0 million during the nine months ended September 30, 2008, compared with $328.5 million in 2007.  If fuel surcharge revenues were excluded from both periods, the increase of 2008 revenue over 2007 was 1.9%.  The increased level of revenue, excluding fuel surcharge, was primarily attributable to higher volume in our Intermodal segment and significant growth in our ICS segment, which more than offset reductions in our JBT and Dedicated segments.  As previously mentioned, containers and trailers grew from 58,802 to 61,406, while our combined tractor fleet declined from 11,723 units to 10,029 units.  The growth in trailing equipment was primarily to support additional Intermodal business.  Decreases in the tractor fleet were due to the weakness in freight demand in our JBT segment and our actions to move further away from an asset-heavy truckload model.

JBI segment revenue increased 25%, to $1,464 million in 2008, compared with $1,171 million in 2007.  This increase in segment revenue was primarily a result of a 16% increase in load volume and slightly higher revenue per loaded mile, exclusive of fuel surcharges.  Operating income of the JBI segment rose to $192.0 million in 2008, from $161.8 million in 2007, primarily due to the increase in revenue, which was partially offset by increases in purchased transportation expense, due to volume growth.

DCS segment revenue grew 3%, to $716 million in 2008, from $698 million in 2007.  This increase in DCS segment revenue was driven by increased fuel surcharges.  Excluding fuel surcharges, revenue declined 5%, compared to the first nine months 2007, primarily due to the decline in the average truck count by 495 units. The lower truck count reflects fleet reductions in response to changes in our customers’ business demands and our action to reduce units that operate in more generic dedicated business.  Operating income of our DCS segment decreased to $67.3 million in 2008, from $71.2 million in 2007.  The decline in operating income was primarily due to reduced volume.

JBT segment revenue totaled $547 million in 2008, a decrease of 15% from the $645 million in 2007.  This decrease in revenue was primarily a result of an 18% decrease in loads hauled, compared to the same period a year ago, due to our actions to reduce our fleet size.  At September 30, 2008, the fleet size was 30% smaller, or 1,419 units, compared to 2007.  Rate per loaded mile, excluding fuel surcharges, increased by 3%, compared to the prior year period.  A significant part of this increase in rate related to an approximate 9% decline in length of haul.  Our JBT segment operating income decreased to $5.8 million in 2008, from $37.1 million in 2007.  The decrease in operating income was primarily the result of decreased revenue, higher fuel costs and increased maintenance costs associated with an older tractor fleet.

ICS segment revenue grew 169%, to $149 million in 2008, from $55 million in 2007, which was attributable to increases in load volume from both new and existing customers.  Operating income of our ICS segment increased to $7.3 million in 2008, from $2.5 million in 2007, as operating leverage from higher revenue growth began to cover expenses primarily resulting from higher personnel and technology costs related to growing and investing in the ICS segment. Our ICS staff grew 151% in 2008, compared with 2007, which was largely in sales and operations, in connection with the growth in this segment.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2008	2007	2008 vs. 2007
Total operating revenues	100.0%	100.0%	12.1%
Operating expenses:
Rents and purchased transportation	39.0	34.5	26.2
Salaries, wages and employee benefits	22.9	26.2	(2.3)
Fuel and fuel taxes	15.2	13.2	29.2
Depreciation and amortization	5.3	6.0	(0.3)
Operating supplies and expenses	4.2	4.6	3.3
Insurance and claims	1.6	2.0	(11.2)
General and administrative expenses, net of asset dispositions	1.0	1.2	(3.6)
Operating taxes and licenses	0.8	1.0	(4.7)
Communication and utilities	0.5	0.6	(8.1)
Total operating expenses	90.5	89.3	13.5
Operating income	9.5	10.7	(0.1)
Interest income	0.0	0.0	(5.4)
Interest expense	1.1	1.2	1.3
Equity in loss of affiliated company	0.0	0.0	95.9
Earnings before income taxes	8.4	9.5	(0.7)
Income taxes	3.2	3.2	12.0
Net earnings	5.2%	6.3%	(7.2)%

Total operating expenses increased 13.5%, while operating revenues increased 12.1%, during the nine months ended September 30, 2008, over the comparable period 2007.  Changes in fuel costs and fuel surcharge revenues can have an impact on the comparison of revenues and costs between reporting periods.  Operating income was essentially the same in 2008, compared to the same period in 2007.

Rents and purchased transportation costs increased 26.2% in 2008.  This increase was a direct result of our increase in load volume in our JBI and ICS segments, as well as the higher cost of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense.  JBI segment’s rail purchased transportation expense increased by 25% due to increases in load volume and an increase in rates charged by our rail carriers.  An increase of outsourced freight through our ICS segment growth also contributed to the increase in purchased transportation expense.

Salaries, wages and employee benefit costs decreased 2.3% in 2008 from 2007.  This decrease was primarily related to reductions in the number of drivers in our JBT segment as a result of right-sizing our fleet.

Fuel costs increased 29.2% in 2008, compared with 2007 due to higher cost per gallon and slightly lower miles per gallon.  Our fuel cost per gallon during the nine months ended September 30, 2008 increased nearly 49% due to the steep rise in fuel prices.  See previous quarter-to-date fuel cost discussion for the impact of changing fuel prices on our fuel costs and results of operations.

Depreciation and amortization expense decreased slightly in 2008, which was primarily the result of the reduction in our tractor fleet.  Operating supplies and expenses increased 3.3%, primarily due to higher maintenance costs, compared with 2007.  Insurance and claims expense decreased 11.2% for 2008 compared with 2007, primarily due to a lower number of accidents and lower claims costs.  This decrease in insurance costs was partially offset by an increase in cargo claims.

General and administrative expenses decreased 3.6% in 2008 from the comparable period in 2007, primarily as a result of a decrease in driver advertising, other driver expenses and other professional fees.  This decrease was partially offset with an increase in bad debts.  Net gains from sale of revenue equipment were $0.6 million in 2008, compared with $0.1 million in 2007.  Operating taxes and licenses decreased by 4.7% due to the decrease in miles and freight demand.

Net interest expense increased slightly in 2008, primarily due to higher debt levels at the beginning of year 2008, which totaled $913.1 million.  Total debt decreased to $692.2 million at September 30, 2008, from $857.2 million at September 30, 2007.  The increase in interest expense was partially offset by reduced borrowing rates on our variable rate debt.

The “equity in loss of affiliated company” item on our Condensed Consolidated Statement of Earnings reflects our share of the operating results of TPI.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $350 million during the nine months ended September 30, 2008, compared with $363 million for the same period 2007.  Operating cash flows decreased primarily due to lower earnings and changes in the timing of collections of accounts receivable and payments to vendors.  Net cash used in investing activities totaled $117 million in 2008, compared with $269 million in 2007.  This decrease reflects a decline in purchasing new revenue equipment and higher proceeds from sales of equipment compared with 2007.  Net cash used in financing activities totaled $245 million, compared with $97 million in 2007.  This increase was primarily due to repayments on our revolving lines of credit in 2008 compared with cash provided by issuance of our senior notes and borrowings on our revolver in 2007.  Cash provided by increased borrowings in 2007 was primarily used for company stock purchases and capital expenditures.

	September 30, 2008	December 31, 2007	September 30, 2007
Working capital ratio	1.01	.93	.77
Current portion of long-term debt (millions)	$147.0	$234.0	$234.0
Total debt (millions)	$692.2	$913.1	$857.2
Total debt to equity	1.43	2.66	2.39
Total debt as a percentage of total capital	59%	73%	70%

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

At September 30, 2008, we were authorized to borrow up to a total of $425 million under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total amount of $350 million, which expires March 29, 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At September 30, 2008, we had $145.2 million outstanding at an average interest rate of 3.77% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with a revolving credit facility.  We renewed this agreement at maturity on July 28, 2008, for a one-year term maturing on July 27, 2009.  Upon renewal, we reduced the total commitment amount from $225 million to $75 million.  The applicable interest rate under this agreement continues to be the prevailing A1/P1 commercial paper rate in the market plus an agreed-upon margin.  The reduction in the maximum borrowing amount is a result of our continued efforts of using excess cash flow to pay down outstanding debt.  At September 30, 2008, we had $75.0 million outstanding at an average interest rate of 3.64% under this agreement.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2008.

We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of September 30, 2008 Amounts Due by Period (in millions)
	Total	One Year Or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$4	$2	$2	$0	$0
Long-term debt obligations	692	147	395	50	100
Commitments to acquire revenue equipment	79	79	0	0	0
Total	$775	$228	$397	$50	$100

Our net capital expenditures were approximately $122 million through September 30, 2008, compared with $268 million for the same period 2007.  Capital expenditures in 2008 were primarily for tractor trades, additional intermodal containers, chassis, and other trailing equipment.  We are currently committed to spend approximately $79 million during the remainder of 2008, net of $22 million of expected proceeds from sale or trade-in allowances, on revenue equipment.  We expect to spend approximately $225 million and $275 million for net capital expenditures during calendar year 2008 and 2009, respectively.  The table above excludes $20 million of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate timing of settlement.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases for trailing equipment and some data processing equipment and facilities.  As of September 30, 2008, we had approximately 132 trailers and 1,005 containers/chassis that were subject to operating leases, and we had approximately $0.4 million of obligations remaining under these leases.

Risk Factors

You should refer to Item 1A of our 2007 Form 10-K, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

•                  Our business is subject to general economic and business factors, any of which could have a material adverse effect on our results of operations.  Recent economic trends and the current tightening of credit in financial markets could adversely affect our ability, and the ability of our suppliers, to obtain financing for operations and capital expenditures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $692 million of debt outstanding at September 30, 2008, including our revolving lines of credit, term loan facility, and senior notes issuances.  We currently have an interest rate swap agreement which effectively converts the amounts outstanding under our $100 million variable rate term loan facility to a fixed rate basis.  Additionally, our senior notes have fixed interest rates of 5.31% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  For those arrangements with variable interest rates, the rates are based on either the prime rate or LIBOR plus an applicable margin.  Our earnings are affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a one percent increase in our applicable rate would reduce annual pretax earnings by $2.2 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2008.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of September 30, 2008, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of September 30, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first nine months of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 31st day of October, 2008.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson
President and
Chief Executive Officer

BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President,
Finance and Administration,
Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer