Form 10-K
period 2008-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2009-02-27
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2008	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

615 J.B. Hunt Corporate Drive
Lowell, Arkansas	72745-0130
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: 479-820-0000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of 83,848,547 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2008, was $2.8 billion (based upon $33.28 per share).

As of February 20, 2009, the number of outstanding shares of the registrant’s common stock was 126,091,815.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of the Stockholders, to be held April 30, 2009, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2008

FORWARD-LOOKING STATEMENTS

This report, including documents which are incorporated by reference, and other documents which we file periodically with the Securities and Exchange Commission (SEC), contains statements that may be considered to be “forward-looking statements.”  Such statements relate to our predictions concerning future events or operations and are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution.  These statements are based on our belief or interpretation of information currently available.  Stockholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors.  Some of the factors and events that are not within our control and that could have a material impact on future operating results include:  general economic and business conditions, competition and competitive rate fluctuations, cost and availability of diesel fuel, ability to attract and retain qualified drivers and delivery personnel, a loss of one or more major customers, interference with or termination of our relationships with certain railroads, insurance costs and availability, claims expense, retention of key employees, terrorist attacks or actions, acts of war, adverse weather conditions, new or different environmental or other laws and regulations, increased costs for new revenue equipment or decreases in the value of used equipment and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.  Current and future changes in fuel prices could result in significant fluctuations of quarterly earnings.

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

PART I

ITEM 1.   BUSINESS

OVERVIEW

We are one of the largest surface transportation companies in North America.  J.B. Hunt Transport Services, Inc. is a publicly held holding company that, together with our wholly owned subsidiaries and affiliated companies, provides a wide range of transportation services to a diverse group of customers throughout the continental United States, Canada and Mexico.  Unless otherwise indicated by the context, “we,” “us,” “our” and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries.  We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983.  Our wide scope of scalable service offerings is relatively uncommon in the industry and ranges from full-load containerized freight transportation over highways and railroads to individual deliveries to small businesses and personal residences.  We have arrangements with most of the major North American rail carriers to transport freight in containers and trailers.  We also provide customized freight movement, revenue equipment, labor and systems services that are tailored to meet individual customer’s requirements and typically involve longer-term contracts.  These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment and network design.  We also provide integrated capacity and comprehensive transportation and logistics services and solutions by utilizing a network of thousands of reliable third-party carriers.  While these unrelated outside carriers, at times, supplement our dry-van, full-load operations, they also provide flatbed, refrigerated, less-than-truckload (LTL) and other specialized equipment, drivers and services.

Our business operations are primarily organized through four distinct, but complementary, business segments.  These segments include intermodal (JBI), dedicated contract services (DCS), full-load dry-van (JBT) and integrated capacity solutions (ICS).  Our business is somewhat seasonal, with slightly higher freight volumes typically experienced during August through early November.  Our DCS segment is subject to less seasonal variation than our other segments.  For the calendar year ended December 31, 2008, our consolidated revenue totaled $3.7 billion, after the elimination of intersegment business.  Of the total, 52% was generated by our JBI business segment, 25% by DCS, 18% by JBT and 5% by ICS.

Additional general information about us is available from our Internet website at www.jbhunt.com.  We make a number of reports and other information available free of charge on our website, including our annual report on Form 10-K, our proxy statement and our earnings releases.  Our website also contains corporate governance guidelines, our code of ethics, our whistleblower policy, Board committee charters and other corporate policies.

OUR MISSION AND STRATEGY

We forge long-term partnerships with key customers that include supply-chain management as an integral part of their strategy.  Working in concert, we drive out cost, add value and function as an extension of our customers’ enterprise.  We believe that our operating strategy can add value to customers and increase our profits and returns to stockholders.

RECENT FOCUS

Our recent focus has been to maximize the return on our invested capital and to generate free cash flow to reduce outstanding debt.  We continuously analyze where capital expenditures yield the best return and allocate funds to those business units and specific activities inside the business unit.  Unacceptable returns in various areas have caused us to reduce certain of these business models or exit those activities within the business model.  Our goal is to become more asset-light in the services we provide, but to continue to grow with new and existing customers by providing the most efficient transportation solutions to their supply chains.  Examples of steps taken to reach those goals include the continued contraction of the JBT business unit coupled with the growth in our ICS business unit, the expansion of our eastern intermodal network, the repayment of approximately $280 million in outstanding debt in 2008, and the expansion of our new customer base.  We also continue to direct our dedicated business unit toward providing best-in-class service in applications that require unique and specialized services ranging from retail and small-business replenishment to deliveries at personal residences.

Increasingly, our customers are seeking energy-efficient transportation solutions to reduce both cost and greenhouse-gas emissions.  Our intermodal service addresses both demands.  We are customizing dedicated solutions aimed at minimizing transportation-related carbon emissions.  Efforts to improve fleet fuel efficiency are ongoing, and we are an Environmental Protection Agency (EPA) SmartWaySM Transport Partner.

As always, we continue to ingrain safety into our corporate culture and strive to conduct all of our operations as safely as possible.

OPERATING SEGMENTS

Segment information is also included in Note 13 to our Consolidated Financial Statements.

JBI Segment

The transportation service offerings of our JBI segment utilize arrangements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada and Mexico.  Our JBI segment began operations in 1989 with a unique partnership with the former Santa Fe Railway (now the BNSF Railway Company), a watershed event in the industry and the first agreement that linked major rail and truckload carriers in a joint marketing environment.  Essentially, JBI draws on the intermodal (also known as “container on flatcar”) services of rail carriers for the underlying linehaul movement of its equipment and performs the pickups and deliveries (“drayage”) for customers at the origin and destination rail terminal locations.  We provide the drayage service at either the origin or destination rail ramp utilizing our company-owned tractors for the majority of our intermodal loads, but utilize third parties where economical.  Performing our own dray services keeps costs lower and improves customer service.  JBI provides seamless coordination of the rail and dray movements for our customers and delivers a single billing for the complete door-to-door service.

Our intermodal program has grown to more than 837,000 loads in 2008.  JBI operates 39,161 company-controlled containers systemwide.  The entire fleet comprises 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality.  JBI also manages a fleet of 2,124 company-owned tractors and 2,633 company drivers that provide efficiency to our intermodal operations.  At December 31, 2008, the total JBI employee count was 2,913.  Revenue for the JBI segment in 2008 was $1.95 billion, compared with $1.65 billion in 2007.

DCS Segment

DCS offers transportation services that generally are not provided by common truckload carriers or intermodal due to strict service requirements, specialized equipment, and intense driver and delivery personnel demands.  Our operations are managed on site by transportation professionals who work in concert daily with the customer and our drivers to ensure we deliver their product or service on time in a safe and cost-effective manner.  All operations are governed by longer-term contracts that typically include fixed cost components related to dedicated specialized equipment and fuel surcharge programs on round-trip miles.  These contracts combined with our best-in-class execution allow DCS to retain its customer base with consistent margins.

DCS revenue for 2008 was $927 million, compared with $937 million in 2007.  At December 31, 2008 our segment operated 4,454 company-controlled trucks, 101 customer-owned trucks, and 67 independent contractor trucks.  The DCS segment employed 5,444 people at December 31, 2008.

JBT Segment

The service offering in this segment is full-load, dry-van freight, utilizing tractors operating over roads and highways.  We typically pick up freight at the dock or specified location of the shipper and transport the load directly to the location of the consignee.  We use our company-owned tractors and employee drivers or independent contractors who agree to transport freight in our trailers.    At December 31, 2008, we had 841 independent contractors operating in the JBT segment, some of whom were leasing company-owned tractors.  JBT revenue for 2008 was $676 million, compared with $842 million in 2007.  At December 31, 2008, the JBT segment operated 2,489 company-owned tractors and employed 3,030 people, 2,750 of whom were drivers.

In 2008, we entered into a plan to further reduce the size of our JBT fleet and sell approximately 1,100 trailers.  This plan is consistent with our strategy as an asset-light transportation company and our focus for growth and investment in segments that provide the desired margins.  We expect to sell or trade this equipment during calendar year 2009.

ICS Segment

ICS provides non-asset, asset-light, and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with JBHT-owned equipment.  By leveraging the JBHT brand, systems and network, ICS brings a broader service offering to customers by providing flatbed, refrigerated, expedited and LTL, as well as a variety of dry-van and intermodal solutions.  ICS provides single source logistics management for customers that desire to outsource their transportation functions and utilize JBHT’s proven supply-chain, technology, and design expertise to improve efficiency.  ICS operates outside offices as well as on-site logistics personnel working in direct contact with customers.  ICS revenue for 2008 was $209 million, compared with $92 million in 2007.  At December 31, 2008, the ICS segment employed 278 people.

Logistics Business and Affiliated Company

We own a 37% equity interest in a global transportation and logistics company, Transplace, Inc. (TPI). TPI is co-owned by five large transportation companies and provides a blend of logistics technology and transportation management services.  Our share of TPI’s financial results is included on a one-line nonoperating item included on our Consolidated Statements of Earnings titled “equity in loss of affiliated company.”

Marketing and Operations

We transport, or arrange for the transportation of, a wide range of freight, including general merchandise, food and beverages, forest and paper products, building materials, chemicals and automotive parts.  Our customer base is extremely diverse and includes a large number of Fortune 500 companies.  Our ability to offer multiple services, utilizing our four business segments and a full complement of logistics services through third parties, represents a competitive advantage.  We provide a broad range of transportation services to larger shippers that seek to use a limited number of “core” carriers.  We have no customers that represent 10% or more of our total revenue in 2008.

We generally market all of our service offerings through a nationwide sales and marketing network.  We use a specific sales force in DCS due to the length, complexity and specialization of the sales cycle and ICS has its own proactive local branch salespeople.  In accordance with our typical arrangements, we bill the customer for all services and we, in turn, pay all third parties for their portion of transportation services provided.

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people.  As of December 31, 2008, we had 14,667 employees, including 10,022 company drivers, 1,197 mechanics and 3,448 office personnel.  We also had arrangements with more than 900 independent contractors to transport freight in our trailing equipment.  None of our employees is represented by unions or covered by collective bargaining agreements.

Revenue Equipment

Our JBI segment utilizes high-cube containers, which can be separated from the chassis and double-stacked on rail cars.  We continue the process of expanding our container fleet and reconditioning our chassis fleet.  The composition of our DCS trailing fleet also varies with specific customer requirements and may include dry-vans, flatbeds, temperature-controlled, curtain-side vans, straight trucks and dump trailers.  Our JBT segment operates primarily with 53-foot dry-van trailers.  We continue to execute our strategy of reducing the size of the JBT segment.  We primarily utilize third-party carriers’ tractor and trailing equipment for our ICS segment; however, certain loads will utilize third-party carriers’ tractors powering our trailing equipment.

As of December 31, 2008, our company-owned tractor and truck fleet consisted of 9,067 units.  In addition, we had 912 independent contractors, who operate their own tractors, but transport freight in our trailing equipment.  We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets.  Based on our customers’ preferences and the actual business application, our DCS fleet is extremely diversified.  We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers and lowers maintenance expense.  At December 31, 2008, the average age of our combined tractor fleet was 3.3 years, our containers averaged 5.3 years of age and our trailers averaged 7.2 years.  We perform routine servicing and preventive maintenance on our equipment at most of our regional terminal facilities.

Effective with model-year 2007 tractors, the EPA mandated lower emission standards for newly manufactured heavy-duty tractor engines.  The 2007 EPA-compliant engines show a slight reduction in miles per gallon and an increase in operating costs.  Further, the acquisition costs of these new engines have increased by approximately 10%.  A new set of more stringent emissions standards will become effective for newly manufactured tractor engines in January 2010.

Competition and the Industry

The freight transportation market in which we operate is frequently referred to as highly fragmented and competitive.  Our JBI segment competes with other intermodal marketing companies as well as other full-load carriers that utilize railroads for a portion of the transportation service.  Considering the diversified nature of the services provided by our DCS segment, competition ranges from large diversified carriers to local transportation and delivery service carriers.  Our ICS segment utilizes the fragmented nature of the truck industry and competes with other non-asset-based logistics companies and freight brokers, as well as full-load carriers.  The full-load freight competition of our JBT segment includes thousands of carriers, many of which are very small.  While we compete with a number of smaller carriers on a regional basis, only a limited number of companies represent competition in all markets across the country.

We compete with other transportation service companies primarily in terms of on-time pickup and delivery service, price, revenue equipment and availability of carriers for logistics services.

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

In November 2008, the FMCSA adopted final provisions of the Agency’s December 17, 2007, interim final rule concerning hours of service for commercial vehicle drivers.  This final rule allows drivers to continue to drive up to 11 hours within a 14-hour nonextendable window from the start of the workday, following at least 10 consecutive hours off duty.  The rule also allows motor carriers and drivers to continue to restart calculations of weekly on-duty limits after the driver has at least 34 consecutive hours off duty.  The rule was effective January 19, 2009.  We continue to monitor the actions of the FMCSA.

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

Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control.  These factors include interference with, or termination of, our relationships with certain railroads, significant increases or rapid fluctuations in fuel prices, fuel taxes, interest rates, insurance premiums, self-insurance levels, excess capacity in the trucking industry, license and registration fees, terrorist attacks or actions, acts of war, adverse weather conditions, increased costs for new revenue equipment or decreases in the value of used equipment, surpluses in the market for used equipment, and difficulty in attracting and retaining qualified drivers and independent contractors.

We are also affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries such as retail and manufacturing, where we have a significant concentration of customers.  Economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad debt losses.  In addition, our results of operations may be affected by seasonal factors.  Customers tend to reduce shipments after the winter holiday season, and our operating expenses tend to be higher in the winter months, primarily due to colder weather, which causes higher fuel consumption from increased idle time and higher maintenance costs.

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

Our ICS business segment utilizes third-party carriers.  Aside from periodic use of our trailing equipment to fulfill certain loads, we do not own or control the revenue equipment or drivers delivering the loads.  The inability to obtain reliable third-party carriers could have a material adverse effect on our operating results and business growth.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2008, our top 10 customers, based on revenue, accounted for approximately 35% of our revenue.  Our JBI, JBT and ICS segments typically do not have long-term contracts with their customers.  While our DCS segment business may involve a written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or that they will continue at the same levels.  A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

Ongoing insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings.  During 2006 and 2007, the self-insured portion of our claims exposure for all claims was $500,000 per occurrence.  During 2008, the self-insured portion of our claims was $500,000 per occurrence for personal injury and property damage and $1 million per occurrence for workers’ compensation.  If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected.  We have renewed our policies for 2009 with substantially the same terms as our 2008 policies.  We purchase insurance coverage for the amounts above which we are self-insured.  If these expenses increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

We continue to monitor actions taken by the FMCSA.  Significant changes in hours-of-service regulations and other motor carrier safety regulations could negatively impact our operations due to lower driver productivity or increased capital expenditures for monitoring and recordkeeping equipment.

Effective with model-year 2007 tractors, the EPA mandated lower emission standards for newly manufactured heavy-duty tractor engines.  The acquisition costs of these new engines have increased by approximately 10%.  A new set of more stringent emissions standards will become effective for newly manufactured tractor engines in January 2010.  While it is too early to assess the impact of the new standards, our fuel costs, operating costs and acquisition costs could be impacted.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm water.  We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred.  Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others.  We also maintain bulk fuel storage and fuel islands at several of our facilities.  If a spill or other accident involving hazardous substances occurs, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results.  If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

Rapid changes in fuel costs could impact our periodic financial results.

During the past several years, fuel cost per gallon has varied significantly.  We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs.  Most of these programs automatically adjust weekly depending on the cost of fuel.  However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers.  In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers.  Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability.  As of December 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Difficulty in attracting and retaining drivers, delivery personnel and third-party carriers could affect our profitability and ability to grow.

Periodically, we have experienced difficulty in attracting and retaining qualified drivers, including independent contractors.  If we are unable to continue attracting an adequate number of employees or contract with enough independent contractors, we could be required to significantly increase our employee compensation package, let revenue equipment sit idle or dispose of the equipment altogether, which could adversely affect our growth and profitability.  In addition, our ICS segment growth could be limited by an inability to attract third-party carriers which we rely upon to provide transportation services.

We operate in a competitive and somewhat fragmented industry.  Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

We compete with many other transportation services providers of varying sizes and, to a lesser extent, with LTL carriers and railroads, some of which have more equipment and greater capital resources than we do.  Additionally, some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain our profit margins.

In an effort to reduce the number of carriers it uses, a customer often selects so-called “core carriers” as approved transportation service providers, and in some instances we may not be selected.  Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors.  Also, certain customers that operate private fleets to transport their own freight could decide to expand their operations, thereby reducing their need for our services.

Extreme or unusual weather conditions can disrupt our operations, impact freight volumes and increase our costs, all of which could have a material adverse effect on our business results.

Certain weather conditions such as ice and snow can disrupt our operations.  Increases in costs relating to towing and other maintenance frequently occur during the winter months of our business.  Natural disasters such as hurricanes and flooding can also impact freight volumes and increase our costs.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our corporate headquarters are in Lowell, Arkansas.  We occupy a number of buildings in Lowell that we utilize for administrative support, data center, primary customer service and freight dispatch.  We maintain a backup data center for disaster recovery, maintenance shop and driver operations facility in Lowell.  We also own or lease approximately 20 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel and employ personnel to support operations.  These facilities vary from seven to 35 acres in size.  Each of our business segments utilizes our larger facilities for services including bulk fueling, maintenance and driver support activities.  In addition to our principal properties listed below, we lease a number of small offices and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

		Maintenance Shop	Office Space
Type	Acreage	(square feet)	(square feet)
Maintenance and support facilities	342	581,000	156,050
Corporate headquarters, Lowell, Arkansas	59	—	262,000
Offices and data center, Lowell, Arkansas	4	—	20,000

ITEM 3.   LEGAL PROCEEDINGS

We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market under the symbol “JBHT.”  At December 31, 2008, we were authorized to issue up to 1 billion shares of our common stock and 167.1 million shares were issued.  The high and low sales prices of our common stock as reported by the National Association of Securities Dealers Automated Quotations National Market system (NASDAQ) and the quarterly dividends paid per share on our common shares were:

Period	Dividends Paid	High	Low
2008
First Quarter	$0.10	$33.80	$23.28
Second Quarter	0.10	36.32	28.93
Third Quarter	0.10	40.25	30.63
Fourth Quarter	0.10	33.69	20.92

2007
First Quarter	$0.09	$28.14	$21.55
Second Quarter	0.09	29.90	26.34
Third Quarter	0.09	31.94	25.40
Fourth Quarter	0.09	29.03	23.60

On February 20, 2009, the high and low sales prices for our common stock as reported by the NASDAQ were $21.94 and $21.21, respectively, and we had 1,345 stockholders of record.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, earnings, capital requirements and any other factors the Board of Directors may deem relevant.  In February 2009, we announced an increase in our quarterly cash dividend from $0.10 to $0.11, which was paid February 26, 2009, to stockholders of record on February 12, 2009.  We currently intend to continue paying cash dividends on a quarterly basis.  However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

On April 21, 2005, our Board authorized the purchase of $500 million of our common stock over the next five years.  Purchases under that authorization were completed in March 2007.  On May 2, 2007, our Board authorized up to $500 million in additional purchases of our common stock over the next 12 months, which were completed by December 31, 2007.  There were no stock purchases during calendar year 2008.

Stock Performance Graph

The following graph compares the cumulative five-year total return to stockholders of our common stock relative to the cumulative total returns of the S&P 500 index and two customized peer groups of companies that include a former peer group and a new peer group.  The former peer group consists of eight companies: CH Robinson Worldwide Inc., Covenant Transportation Group Inc., Heartland Express Inc., Knight Transportation Inc., Landstar System Inc., Pacer International Inc., Ryder System Inc. and Werner Enterprises Inc.  The new peer group consists of 13 companies: Arkansas Best Corp., CH Robinson Worldwide Inc., CON-Way Inc., Expeditor International Of Washington, HUB Group Inc., Kansas City Southern, Landstar System Inc., Old Dominion Freight Line Inc., Pacer International Inc., Ryder System Inc., UTI Worldwide Inc., Werner Enterprises Inc. and YRC Worldwide Inc.  The new peer group was developed to reflect a better representation of our evolving business model.  The graph assumes that the value of the investment in our common stock, in each of the peer groups, and in the index (including reinvestment of dividends) was $100 on 12/31/2003 and tracks it through 12/31/2008.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Among J.B. Hunt Transport Services, Inc., The S&P 500 Index

And Peer Groups

	Years Ended December 31
	2003	2004	2005	2006	2007	2008

J.B. Hunt Transport Services, Inc.	$100.00	$166.46	$170.04	$158.26	$212.72	$205.49
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Former Peer Group	100.00	142.39	157.12	165.16	181.46	181.29
New Peer Group	100.00	147.79	168.24	178.48	181.32	153.74

Securities Authorized For Issuance Under Equity Compensation Plans

	Number of Securities		Number of Securities
	To Be Issued	Weighted-average	Remaining Available for Future
	Upon Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
Plan Category(1)	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	7,807,986	$7.07(2)	12,117,925

(1)	We have no equity compensation plans that are not approved by security holders.
(2)

Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis. Accordingly, the restricted share units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)

Earnings data for the years ended December 31	2008	2007	2006	2005	2004
Operating revenues	$3,732	$3,490	$3,328	$3,128	$2,786

Operating income (2)	358	369	373	344	310

Net earnings (1) (2)	201	213	220	207	146

Basic earnings per share (1) (2)	1.60	1.59	1.48	1.32	0.91

Diluted earnings per share (1) (2)	1.56	1.55	1.44	1.28	0.88

Cash dividends per share	0.40	0.36	0.32	0.24	0.045

Operating expenses as a percentage of operating revenues:

Rents and purchased transportation	39.6%	35.3%	33.8%	33.8%	33.5%

Salaries, wages and employee benefits	23.0	25.4	26.8	27.3	29.8

Fuel and fuel taxes	14.0	13.3	13.4	12.4	10.4

Depreciation and amortization	5.4	5.9	5.5	5.2	5.4

Operating supplies and expenses	4.2	4.5	4.4	4.3	4.4

Insurance and claims	1.6	2.0	2.2	1.8	2.0

General and administrative expenses, net of asset dispositions	1.1	1.4	1.0	1.5	1.4

Operating taxes and licenses	0.9	1.0	1.0	1.2	1.2

Communication and utilities	0.6	0.6	0.7	0.7	0.8

Arbitration settlement (2)	—	—	—	0.8	—

Total operating expenses	90.4	89.4	88.8	89.0	88.9

Operating income	9.6	10.6	11.2	11.0	11.1

Net interest expense	0.9	1.3	0.5	0.2	0.2

Equity in loss of affiliated company	—	—	0.1	0.2	0.1

Earnings before income taxes	8.7	9.3	10.6	10.6	10.8

Income taxes (1)	3.3	3.2	4.0	4.0	5.6

Net earnings	5.4%	6.1%	6.6%	6.6%	5.2%

(1)	Reflects a $12.1 million tax benefit in 2007 and a $33.6 million tax reserve, including accrued interest expense, in 2004.

(2)	Reflects a $25.8 million pretax charge in 2005 for a BNI arbitration settlement.

Balance sheet data as of December 31	2008	2007	2006	2005	2004

Working capital ratio	0.97	0.93	0.98	1.72	1.49

Total assets (millions)	$1,793	$1,863	$1,770	$1,549	$1,503

Stockholders’ equity (millions)	529	343	759	817	861

Current portion of long-term debt (millions)	$118.5	$234.0	$214.0	—	—-

Total debt (millions)	$633.5	$913.1	$396.4	$124.0	—

Total debt to equity	1.20	2.66	0.52	0.15	—

Total debt as a percentage of total capital	54%	73%	34%	13%	—

Operating data for the years ended December 31	2008	2007	2006	2005	2004

Total loads (in thousands)	2,951	3,008	2,915	2,866	2,884

Average number of company-operated tractors and trucks during the year	9,688	10,635	10,721	10,316	10,042

Company tractors and trucks operated at year-end	9,067	10,308	10,961	10,480	10,151

Independent contractors at year-end	912	1,084	1,107	1,310	1,301

Trailing equipment at year-end	63,308	60,614	52,881	49,733	48,317

Company tractor miles (in millions)	797	926	965	953	943

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions, accidents and cargo claims.  Most of our insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  Our policies also include a contractual premium adjustment factor to be applied to incurred loss amounts at the end of 48 months from each policy period inception.  This contractual premium adjustment factor is used to convert the self-insured losses to fully insured losses and relieves us of any further liability on those claims.  Our estimated accrual of ultimate losses includes these premium adjustment factors as part of the liability we recognize when the accidents occur.

The amounts of self-insurance change from time to time based on certain measurement dates and policy expiration dates.  During 2006 and 2007, we were self-insured for $500,000 per occurrence for personal injury, property damage and workers’ compensation.  For 2008, we were self-insured for $500,000 per occurrence for personal injury and property damage and $1 million for workers’ compensation.  We have renewed our policies for 2009 with substantially the same terms as our 2008 policies.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience and includes the contractual premium adjustment factor mentioned above.  In doing so, the recorded liability considers future claims growth and conversion to fully insured status and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  At December 31, 2008, we had an accrual of approximately $18 million for estimated net claims.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2008, we had a prepaid insurance asset of approximately $50 million, which represented prefunded claims and premiums.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.

Revenue Equipment

We operate a significant number of tractors, trucks, containers and trailers in connection with our business.  This equipment may be purchased or acquired under operating lease agreements.  In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements.  Revenue equipment that is purchased is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment.  See Note 2, Summary of Significant Accounting Policies, in our Consolidated Financial Statements, for a discussion of our plan to sell certain revenue equipment.  We have not identified any impairment to our remaining assets at December 31, 2008.

We have an agreement with our primary tractor supplier for residual or trade-in values for certain new equipment.  We have utilized these trade-in values, as well as other operational information such as anticipated annual miles, in accounting for depreciation expense.  If our tractor supplier were unable to perform under the terms of our agreement for trade-in values, it could have a material adverse effect on our financial results.

Revenue Recognition

We recognize revenue based on the relative transit time of the freight transported and as other services are provided.  Accordingly, a portion of the total revenue that will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period.

We record revenues on the gross basis at amounts charged to our customers because we are the primary obligor, we are a principal in the transaction, we invoice our customers and retain all credit risks and we maintain discretion over pricing.  Additionally, we are responsible for carrier selection with respect to our ICS business.

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments.  The allowance for uncollectible accounts and revenue adjustments is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility.  The adequacy of our allowance is reviewed quarterly.

Income Taxes

We account for income taxes under the asset-and-liability method in accordance with current accounting standards.  Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our statement of earnings.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our Consolidated Financial Statements compared with when they are recognized in our tax returns.  We assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery does not meet the more-likely-than-not threshold, a valuation allowance is established. To the extent we establish a valuation allowance, we include an expense as part of our income tax provision.  We have not recorded a valuation allowance at December 31, 2008, as all deferred tax assets are more likely than not to be realized.

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

YEAR IN REVIEW

Significant events for calendar year 2008 include:

•                  Reported seventh consecutive year of record revenues

•                  Reduced our total debt by approximately $280 million or 31%

•                  Continued strategy of transitioning our economic model from that of a primarily asset-based truckload carrier to an asset-light transportation company

•                  Designated approximately 1,100 trailers in our JBT segment to be sold or traded in 2009 in connection with our strategy to reduce the JBT segment fleet size to the appropriate level

•                  Increased our quarterly dividend to $0.10 per share in January 2008 from $0.09 in 2007, and announced an increase to $0.11 per share effective February 2009

Our 2008 net earnings of $200.6 million, or $1.56 per diluted share, were down 6% from the $213.1 million, or $1.55 per diluted share, earned in 2007.  A slowing freight environment and increased fuel costs were our major challenges for 2008.  Despite decreasing fuel prices in the second half of 2008, compared with the first half, fuel costs continued to represent a challenge for the transportation industry during 2008.  Our 2008 fuel cost per gallon averaged 30% above 2007 levels.  However, due to our fuel surcharge programs, we were able to recover the majority of our higher fuel costs.

Freight demand during 2008 was up for our JBI and ICS segments.  Demand for dry-van truck capacity was softer, particularly during the fourth quarter 2008.  Our JBI and ICS segments grew operating income by 6% and 146%, respectively.  DCS showed a small decline in operating income of 2%

while JBT declined 96% from 2007.  In response to changing market conditions and a continued focus on growing segments that produce the greatest return on invested capital, we increased our JBI tractor and container counts by 18% and 15%, respectively, as well as increased our DCS trailer count by 11%.  We reduced our JBT company-owned tractor fleet by 27%, excluding tractors designated as held for sale.  We were able to effect some of these changes by transferring revenue equipment among our fleets.

Our 2008 consolidated operating ratio (operating expenses divided by total operating revenues) was 90.4%, compared with 89.4% in 2007.  Our 2008 operating income reflected $3.9 million of pretax charges to write down the value of certain assets held for sale.  Operating income in 2007 reflected $8.4 million of pretax charges related to assets held for sale.

RESULTS OF OPERATIONS

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of			Percentage Change
	Operating Revenues			Between Years
				2008 vs.	2007 vs.
	2008	2007	2006	2007	2006

Operating revenues	100.0%	100.0%	100.0%	6.9%	4.9%

Operating expenses:
Rents and purchased transportation	39.6	35.3	33.8	19.7	9.8
Salaries, wages and employee benefits	23.0	25.4	26.8	(3.3)	(0.4)
Fuel and fuel taxes	14.0	13.3	13.4	12.3	3.6
Depreciation and amortization	5.4	5.9	5.5	(1.4)	11.7
Operating supplies and expenses	4.2	4.5	4.4	1.5	6.9
Insurance and claims	1.6	2.0	2.2	(12.8)	(2.7)
General and administrative expenses, net of asset dispositions	1.1	1.4	1.0	(14.2)	45.1
Operating taxes and licenses	0.9	1.0	1.0	(4.1)	(2.6)
Communication and utilities	0.6	0.6	0.7	(8.9)	(6.2)
Total operating expenses	90.4	89.4	88.8	8.1	5.6
Operating income	9.6	10.6	11.2	(2.8)	(1.0)
Net interest expense	0.9	1.3	0.5	(18.9)	180.4
Equity in loss of affiliated company	0.0	0.0	0.1	41.1	(61.3)
Earnings before income taxes	8.7	9.3	10.6	(0.9)	(8.3)
Income taxes	3.3	3.2	4.0	8.7	(16.7)
Net earnings	5.4%	6.1%	6.6%	(5.9)%	(3.1)%

2008 Compared With 2007

Consolidated Operating Revenues

Our total consolidated operating revenues rose to $3.7 billion in 2008, a 6.9% increase over 2007.  Significantly higher fuel prices resulted in fuel surcharge (FSC) revenues of $730 million in 2008, compared with $480 million in 2007.  This FSC revenue impacted our year-to-year comparison.  If FSC revenues were excluded from both years, our 2008 revenue decreased less than 1% from 2007.  A 13.5% and 117.3% increase in 2008 JBI and ICS load volume, respectively, contributed to our higher levels of revenue.  The increases in revenue of our JBI and ICS segments were partially offset by decreases in our DCS segment as a result of decreased activity for delivery service accounts due to the overall economic slowdown and weak housing market.  Our JBT segment revenue decreased as a result of rate declines and reduced tractor utilization, as a result of decreasing freight demand in the JBT segment.

Consolidated Operating Expenses

Our total 2008 consolidated operating expenses increased 8.1% over 2007 and offset the impact of the 6.9% increase in 2008 revenue over 2007 that resulted in a slight increase in our operating ratio to 90.4% from 89.4% in 2007.  Rents and purchased transportation costs rose 19.7% in 2008, primarily due to additional funds paid to railroads, drayage companies and third-party carriers servicing ICS.  The total cost of salaries, wages and employee benefits decreased 3.3% in 2008 from 2007, primarily due to decreases in total driver pay.  This reduction in total driver pay was primarily the result of a 24% decrease in the number of drivers in the JBT segment.

Fuel and fuel taxes expense increased 12.3% in 2008, primarily due to 29.7% higher fuel cost per gallon and slightly lower fuel miles per gallon.  We have fuel surcharge programs in place with the majority of our customers.  These programs typically involve a specified computation based on the change in national, regional or local fuel prices.  While these programs may incorporate fuel cost increases as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs (e.g., $0.05 per gallon) to trigger an increase in fuel surcharge revenue.  As a result, some of these programs have a timing lag between when the cost is incurred and when it is recovered.  This lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel costs is included in our payments to railroads, dray carriers and other third parties. These payments are classified as purchased transportation expense. While we are not always able to recover all fuel cost increases, partly due to empty miles run and engine-idling time, we are typically able to recover the majority of our increased fuel costs.

Two additional factors related to fuel costs and fuel surcharge revenue primarily impact JBT operating income when fuel costs change rapidly.  Some freight services incur empty miles and we may be unable to charge fuel surcharge revenue on those miles.  In addition, most systems and software applications utilized in the truckload industry for measuring miles and billing revenue result in computations that average 10% to 12% fewer miles than what is actually traveled (hub miles). The combination of these two factors frequently results in no fuel surcharge revenue billed for approximately 20% to 25% of the applicable miles actually traveled.  During times of rapidly changing fuel costs, operating income from these services can be significantly impacted.

The 1.4% decrease in depreciation and amortization expense was due to fewer tractors owned in our JBT and DCS segments.  Operating supplies and expenses rose 1.5% in 2008, primarily as a result of increased costs in airfare and travel expenses.  Insurance and claims expense decreased 12.8% due to fewer accidents and lower claims costs.  The 14.2% decrease in general and administrative expenses was primarily due to a decrease in other driving expenses due to a decrease in the number of drivers, and a decrease in the charge to write down to estimated fair value certain assets held for sale compared with the 2007 write-down.  In addition, gains on asset sales were $1.2 million in 2008 compared with losses on asset sales of $0.4 million in 2007.

Net interest expense for 2008 decreased by 18.9% compared with 2007.  This decrease was due to reduced outstanding debt balances as well as reduced interest rates on our variable rate debt.  Interest expense was further reduced by a refund of interest previously paid to the Internal Revenue Service (IRS) from the 1999 tax case settlement and lower accrued interest on uncertain tax positions.

Our effective income tax rate was 37.8% in 2008 and 34.4% in 2007.  The increase in 2008 was primarily due to the 2007 rate being reduced by our 1999 tax case settlement in 2007.  See the section comparing 2007 with 2006 operating results for further details of this settlement.  We expect our effective income tax rate to approximate 38% for calendar year 2009. The “equity in loss of affiliated company” item on our Consolidated Statement of Earnings reflects our share of the operating results of TPI.

Segments

We operated four business segments during calendar year 2008.  The operation of each of these businesses is described in our notes to the Consolidated Financial Statements.  The following tables summarize financial and operating data by segment:

Operating Revenue by Segment

	Years Ended December 31 (in millions)
	2008	2007	2006
JBI	$1,952	$1,653	$1,430
DCS	927	937	915
JBT	676	842	966
ICS	209	92	42
Subtotal	3,764	3,524	3,353
Intersegment eliminations	(32)	(34)	(25)
Total	$3,732	$3,490	$3,328

Operating Income by Segment

	Years Ended December 31 (in millions)
	2008	2007	2006
JBI	$254	$239	$182
DCS	92	94	104
JBT (1)	1	32	84
ICS	11	4	3
Total	$358	$369	$373

(1)	Includes $3.9 million of pretax charges in 2008 and an $8.4 million pretax charge in 2007 to write down the value of certain assets held for sale.

Operating Data by Segment

	Years Ended December 31
	2008	2007	2006
JBI

Loads	837,575	738,207	629,533
Average length of haul (miles)	1,843	1,925	1,989
Revenue per load	$2,330	$2,239	$2,272
Average tractors (during the period)(1)	2,020	1,689	1,485
Tractors (end of period)
Company-owned	2,124	1,795	1,551
Independent contractor	4	6	23
Total Tractors	2,128	1,801	1,574
Containers (end of period)	39,161	34,019	27,622
Average effective trailing equipment usage(2)	35,678	30,069	25,269

DCS

Loads	1,321,473	1,398,892	1,376,538
Average length of haul (miles)	227	249	264
Revenue per truck per week(3)	$3,842	$3,515	$3,466
Average trucks (during the period)(1)	4,716	5,224	5,176
Trucks (end of period)
Company-owned	4,454	4,941	5,177
Independent contractor	67	100	122
Customer-owned (DCS-operated)	101	92	59
Total Trucks	4,622	5,133	5,358
Trailers (end of period)	9,106	8,233	6,519
Average effective trailing equipment usage(2)	12,762	13,321	12,457

JBT

Loads	622,002	785,860	864,622
Average length of haul (miles)	465	513	533
Loaded miles (000)	292,430	408,486	465,366
Total miles (000)	334,931	466,293	524,565
Average nonpaid empty miles per load	68.7	73.2	66.6
Revenue per tractor per week(3)	$3,522	$3,763	$3,704
Average tractors (during the period)(1)	3,752	4,872	5,347
Tractors (end of period)
Company-owned	2,612	3,572	4,233
Independent contractor	841	978	962
Tractors held for sale	(123)	(570)	—
Total Tractors	3,330	3,980	5,195
Trailers (end of period)	15,470	18,345	18,740
Trailers held for sale	(2,121)	(2,500)	—
Total Trailers	13,349	15,845	18,740
Average effective trailing equipment usage(2)	11,758	13,074	13,474

ICS

Loads	140,481	64,663	26,032

(1)	Includes company-owned and independent contractor tractors for JBI and JBT segments, and also includes customer-owned trucks for the DCS segment
(2)	Reflects average use of corporatewide trailing equipment
(3)	Using weighted workdays

JBI Segment

JBI segment revenue grew by 18.1% to $1.95 billion in 2008, from $1.65 billion in 2007.  A significant portion of this revenue growth was driven by a 13.5% increase in load volume.  The remaining portion of revenue growth was primarily the result of a 4.1% increase in revenue per load, including fuel surcharges, partially offset by a 4.3% decrease in the average length of haul.

Operating income in our JBI segment rose to $254 million in 2008, from $239 million in 2007.  While increased volumes contributed to higher operating margins, we were able to increase our driver productivity and significantly reduce our reliance on third-party equipment and drayage.  All of these factors contributed to our operating income increasing by 6.3% in 2008.

DCS Segment

DCS segment revenue declined 1.0% to $927 million in 2008, from $937 million in 2007.  This decrease in revenue was primarily due to an 8.8% decrease in average length of haul and lower load counts as we worked with our customers to reach the optimum fleet size for their businesses.

Operating income decreased to $92 million in 2008, compared with $94 million in 2007.  This decrease in operating income was due to decreased revenue and higher fuel and operating costs.  These higher operating expenses, relative to 2007, were offset by decreases in equipment rental costs and lower insurance and claim costs.

JBT Segment

JBT segment revenue declined 19.6% to $676 million in 2008, from $842 million in 2007.  The decrease in revenue was primarily the result of a 20.9% decrease in load count due to much softer demand in 2008 than in 2007.

Operating income in our JBT segment declined to $1.4 million in 2008, from $32 million in 2007, mainly due to reduced revenue and higher fuel costs.

ICS Segment

ICS segment revenue grew 128.5% to $209 million in 2008, from $92 million in 2007.  This increase in revenue was primarily due to a 117.3% increase in load volume from both new and existing customers.

Operating income increased nearly 146% to $11 million in 2008, compared with $4 million in 2007.  The large revenue growth was partially offset by increased operating expenses, including higher personnel and technology costs related to growing and investing in the ICS segment.  In 2008, we continued to gain operating leverage from the higher revenue growth that began to cover higher operating expenses.

2007 Compared With 2006

Consolidated Operating Revenues

Our total consolidated operating revenues rose to $3.5 billion in 2007, a 4.9% increase over 2006.  Significantly higher fuel prices resulted in FSC revenues of $480 million in 2007, compared with $430 million in 2006.  This FSC revenue impacted our year-to-year comparison.  If FSC revenues were excluded from both years, the increase of 2007 revenue over 2006 was 3.9%.  This increased level of revenue, excluding FSC, was primarily the result of increases in load volume and price improvements as a result of our capacity-management actions and ICS business growth.  A 17.3% and 148.4% increase in 2007 JBI and ICS load volume, respectively, contributed to our higher levels of revenue.  The increases in revenue of our JBI, DCS and ICS segments were partially offset by decreases in our JBT segment as a result of a smaller tractor fleet, rate declines and reduced tractor utilization due to decreasing freight demand in the JBT segment.

Consolidated Operating Expenses

Our total 2007 consolidated operating expenses increased 5.6% over 2006.  The combination of the 4.9% increase in 2007 revenue over 2006 and this increase in operating expenses resulted in a slight increase in our operating ratio to 89.4% from 88.8% in 2006.  Rents and purchased transportation costs rose 9.8% in 2007, primarily due to additional funds paid to railroads, drayage companies and third-party carriers servicing ICS.  This increase was partially offset by a decrease in trailing equipment rentals due to our decision to purchase certain trailing equipment off operating leases during 2007.  The total cost of salaries, wages and employee benefits decreased less than 1% in 2007 from 2006, primarily due to decreases in total driver pay.  This reduction in total driver pay was primarily the result of a 27% decrease in the number of drivers in the JBT segment.

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

Our effective income tax rate was 34.4% in 2007 and 37.9% in 2006.  The decrease in our effective tax rate compared with the prior-year rate is primarily the result of our settlement on a proposed IRS adjustment, which resulted in a $12.1 million decrease of income tax expense in the second quarter 2007.  See Note 6, Income Taxes, for further information regarding this settlement.  The “equity in loss of affiliated company” item on our Consolidated Statement of Earnings reflects our share of the operating results of TPI.

JBI Segment

JBI segment revenue grew by 15.6% to $1.65 billion in 2007, from $1.43 billion in 2006.  A significant portion of this revenue growth was driven by a 17.3% increase in load volume.  The remaining portion of revenue growth was primarily the result of changes in freight mix and fuel surcharge revenue.  The increase was partially offset by a decrease in revenue per load due to a 3.2% decrease in the average length of haul from 2006.

Operating income in our JBI segment rose to $239 million in 2007, from $182 million in 2006.  While increased volumes contributed to higher operating margins, we were able to reduce the number of empty truck miles in our pickup and delivery operations, increase our driver productivity, and significantly reduce our reliance on third-party equipment and drayage.  All of these factors contributed to increasing our operating income by 31.4% in 2007.

DCS Segment

DCS segment revenue grew 2.3% to $937 million in 2007, from $915 million in 2006.  This increase in revenue was primarily due to a 1.4% increase in revenue per truck per week and slightly higher load counts from customer demand.

Operating income decreased to $94 million in 2007, compared with $104 million in 2006.  The decrease in operating income was primarily the result of an increase in driver compensation, increases in fuel costs, and higher casualty and workers’ compensation costs in 2007 compared with 2006.

JBT Segment

JBT segment revenue declined 12.8% to $842 million in 2007, from $966 million in 2006.  The decrease in revenue was primarily the result of a 9.1% decrease in load count, due to much softer demand in 2007 compared with 2006.  An approximate 2% decrease in rates also contributed to the decrease in revenue.

Operating income in our JBT segment declined to $32 million in 2007, from $84 million in 2006.  In addition to reduced revenue from lower load volume, operating expenses were higher in 2007, compared with 2006, due to increases in tractor maintenance and tire costs.  Also, we recorded an $8.4 million pretax charge in December 2007 to write down the value of certain assets held for sale.

ICS Segment

ICS segment revenue grew 118.9% to $92 million in 2007, from $42 million in 2006.  This increase in revenue was primarily due to a 148.4% increase in load volume from both new and existing customers.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $505 million in 2008, $458 million in 2007 and $423 million in 2006.  The increase in 2008 cash provided by operating activities relative to 2007, after consideration of adjustments for noncash items such as depreciation, share-based compensation and impairment charges, was due primarily to the timing of cash activity related to trade accounts receivable and trade accounts payable, as well as tax payments.

Cash flows used in investing activities primarily reflected additions to and disposals from our fleet of revenue equipment.  The lower level of cash used in investing activities during 2008 partly reflected our strategy of reduced investment in the asset-based operations of our JBT segment.

Net cash used in financing activities during 2008 increased over 2007, primarily due to repayments on our revolving lines of credit in 2008, compared with cash provided by issuance of our senior notes and borrowings on our revolving lines of credit in 2007.  Cash provided by increased borrowings in 2007 was primarily used for company stock purchases and capital expenditures.

Our dividend policy is subject to review and revision by the Board of Directors and payments are dependent upon our financial condition, earnings, capital requirements and any other factors the Board of Directors may deem relevant.  We paid an $0.08 per share quarterly dividend in 2006, a $0.09 per share quarterly dividend in 2007 and a $0.10 per share quarterly dividend in 2008.  In February 2009, we announced an increase in our quarterly cash dividend from $0.10 to $0.11, effective with our payment in February 2009.  We currently intend to continue paying cash dividends on a quarterly basis.  However, no assurance can be given that future dividends will be paid.

Liquidity

Our need for capital has typically resulted from the acquisition of intermodal trailing equipment, trucks, tractors and dry-van trailers required to support our growth and the replacement of older equipment with new, late-model equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances.  We have also periodically utilized operating leases to acquire revenue equipment.  To date, none of our operating leases contains any residual value guarantees.

At December 31, 2008, we were authorized to borrow up to a total of $425 million under two different revolving lines of credit.  The first line of credit is supported by a credit agreement with a group of banks for a total commitment amount of $350 million, which expires March 29, 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At December 31, 2008, we had $115.0 million outstanding at an average interest rate of 1.95% under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with a revolving-credit facility up to $75 million.  This facility is secured by our accounts receivable, and we renewed this facility at maturity on July 28, 2008, for a one-year term maturing on July 27, 2009.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market, plus a margin based on our level of borrowing and commercial paper dealer fees.  At December 31, 2008, we had $50 million outstanding at an average interest rate of 3.61% under this agreement.

In March 2007, we sold $200 million of 5.31% Senior notes (2011 Notes), which mature March 29, 2011, to various purchasers through a private placement offering pursuant to our note purchase agreement dated March 15, 2007.  The proceeds were used for the purchase of trailing equipment off operating leases and for general working capital purposes.  The 2011 Notes were issued at par value.  Interest payments are due semiannually, in March and September of each year.

In July 2007, we sold $200 million of 6.08% Senior notes (2014 Notes), which mature July 26, 2014, to various purchasers through a private placement offering pursuant to our note purchase agreement dated July 15, 2007.  Proceeds from these notes were used to purchase shares of our common stock, pay down existing debt on our revolving-credit facilities and finance capital expenditures for revenue equipment.  Principal payments in the amount of $50.0 million are due July 26, 2012, and July 26, 2013, with the remainder due upon maturity.  Interest payments are due semiannually, in January and July of each year. The note purchase agreements describe the terms and conditions of both notes, which include requirements to maintain certain covenants and financial ratios.

In September 2006, we entered into a $100 million term loan and credit agreement in connection with our purchase of used, dry-van trailers.  This $100 million facility is collateralized by a security interest in the trailing equipment and matures September 29, 2009.  We are required to make minimum quarterly principal payments in the amount of $3.5 million, through June 29, 2009, with the remainder due upon maturity.  Stated interest on this facility is a three-month LIBOR variable rate.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement to effectively convert this floating rate debt to a fixed rate basis of 5.85%.  The swap expires September 29, 2009, when the related term loan is due.  At December 31, 2008, we had $68.5 million outstanding under this term loan facility.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2008.

We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  Decreases in our working capital ratio were primarily driven by our increases in debt issuances to purchase revenue equipment and our common stock.

We are currently committed to spend approximately $140 million, net of proceeds from sales or trade-ins during 2009, which is primarily related to tractors and containers.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are related to our operating leases for trailing equipment and facilities.  As of December 31, 2008, we had less than $200,000 of obligations on the trailing equipment leases and approximately $4.1 million on the facilities leases.

	Contractual Cash Obligations As of December 31, 2008 (in thousands) Amounts Due In Calendar Year:
	Total	2009	2010-2011	2012-2013	2014 and thereafter
Operating leases	$4,333	$2,080	$1,939	$314	$—
Long-term debt obligations	633,500	118,500	200,000	215,000	100,000
Commitments to acquire revenue equipment and facilities	139,989	139,989	—-	—	—
Total	$777,822	$260,569	$201,939	$215,314	$100,000

We had standby letters of credit outstanding of approximately $11.3 million at December 31, 2008, that expire at various dates in fiscal year 2009, which are related to (1) our self-insured retention levels for casualty and workers’ compensation claims, and (2) our operating lease agreements.  We plan to renew these letters of credit in accordance with our third-party agreements.  The table above excludes $18.4 million of liabilities under Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) as we are unable to reasonably estimate the ultimate timing of settlement.  See Note 6, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (FAS 159).  See Note 10, Fair Value Measurements, for the impact of these adoptions.

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  We will adopt the provisions of FAS 157 for nonfinancial assets and liabilities during the first quarter of 2009; however, we are still evaluating the impact, if any, this will have on our Consolidated Financial Statements.

In October 2008, the FASB issued Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (FSP 157-3).  FSP 157-3 clarifies the application of FAS 157 in cases where a market is not active.  We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of December 31, 2008, and the impact was not material.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Of our total $633.5 million of debt, we had $165.0 million of variable rate debt outstanding at December 31, 2008, under our revolving lines of credit.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $1.7 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.  Periodically, we enter into derivative instruments in response to market interest rates.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2008.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of December 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, notes to Consolidated Financial Statements and reports thereon of our independent registered public accounting firms as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Earnings for years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Regulation S-K, Item 304(a) has previously been reported and is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2009.  There have been no disagreements with our accountants, as defined in Regulation S-K, Item 304(b).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements.  Ernst & Young LLP’s report on internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2009.

Executive Officers

The schedule of executive officers is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2009.

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

Audit Committee

The information required by Regulation S-K, Item 407(d) is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2009.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2009.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from Note 12, Affiliated Company, of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2009.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2009.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements, Financial Statement Schedules and Exhibits:

	(1)	Financial Statements
The financial statements included in Item 8 above are filed as part of this annual report.

	(2)	Financial Statement Schedules (in millions)
Schedule II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Revenue Adjustments for the Years Ended:	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2006	$7.4	$8.5	$(9.9)	$6.0
December 31, 2007	6.0	8.6	(9.7)	4.9
December 31, 2008	4.9	8.9	(8.6)	5.2

All other schedules have been omitted either because they are not applicable or because the required information is included in our Consolidated Financial Statements or the notes thereto.

(3)	Exhibits
The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (“Exhibit Index”).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 27th day of February, 2009.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 27th day of February, 2009, on behalf of the registrant and in the capacities indicated.

/s/	Wayne Garrison	Member of the Board of Directors
	Wayne Garrison	(Chairman)

/s/	Gary C. George	Member of the Board of Directors
Gary C. George

/s/	J. Bryan Hunt, Jr.	Member of the Board of Directors
J. Bryan Hunt, Jr.

/s/	Coleman H. Peterson	Member of the Board of Directors
Coleman H. Peterson

/s/	James L. Robo	Member of the Board of Directors
James L. Robo

/s/	Kirk Thompson	Member of the Board of Directors
	Kirk Thompson	(President and Chief Executive Officer)

/s/	Leland E. Tollett	Member of the Board of Directors
Leland E. Tollett

/s/	John A. White	Member of the Board of Directors
	John A. White	(Presiding Director)

/s/	Jerry W. Walton	Executive Vice President, Finance and Administration, Chief Financial Officer
Jerry W. Walton

/s/	Donald G. Cope	Senior Vice President, Controller, Chief Accounting Officer
Donald G. Cope

EXHIBIT INDEX

Exhibit
Number	Description

3.1

Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed on April 29, 2005)

3.2

Restated Bylaws of J. B. Hunt Transport Services, Inc. dated February 27, 2008 (incorporated by reference from Exhibit 3(ii) of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed on April 30, 2008)

10.1	Amended and Restated Employee Retirement Plan (incorporated by reference from Exhibit 99 of the Company’s Form S-8, filed December 30, 1994)

10.2	Amended and Restated Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed on April 29, 2005)

10.3	Summary of Compensation Arrangements with Named Executive Officers

10.4	Senior Revolving Credit Facility Agreement (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed on March 30, 2007)

10.5	Term Loan Agreement (incorporated by reference from Exhibits 10.1 through 10.4 of the Company’s current report on Form 8-K, filed on October 5, 2006)

10.6	Note Purchase Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed on March 30, 2007)

10.7	Master Note Purchase Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed on July 30, 2007)

21	Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

J.B. Hunt Transport Services, Inc.

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Hunt Transport Services, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J.B. Hunt Transport Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Rogers, Arkansas

February 25, 2009

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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/ Kirk Thompson	/s/ Jerry W. Walton
Kirk Thompson	Jerry W. Walton
President and Chief Executive Officer	Executive Vice President, Finance and Administration, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

J.B. Hunt Transport Services, Inc.

We have audited J.B. Hunt Transport Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). J.B. Hunt Transport Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, J.B. Hunt Transport Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Rogers, Arkansas

February 25, 2009

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2008 and 2007

(in thousands, except share data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,373	$14,957
Trade accounts receivable, net	280,614	330,202
Inventories	18,214	15,445
Assets held for sale	17,843	39,747
Prepaid licenses and permits	17,612	20,477
Prepaid insurance	50,449	49,129
Other current assets	9,182	18,937
Total current assets	396,287	488,894
Property and equipment, at cost:
Revenue and service equipment	1,881,320	1,804,876
Land	25,413	24,280
Structures and improvements	122,753	114,358
Furniture and office equipment	140,407	137,379
Total property and equipment	2,169,893	2,080,893
Less accumulated depreciation	783,363	722,170
Net property and equipment	1,386,530	1,358,723
Other assets	10,636	15,129
	$1,793,453	$1,862,746
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$118,500	$234,000
Trade accounts payable	196,059	189,987
Claims accruals	18,095	19,402
Accrued payroll	33,156	34,310
Other accrued expenses	31,995	26,663
Deferred income taxes	10,083	20,070
Total current liabilities	407,888	524,432
Long-term debt	515,000	679,100
Other long-term liabilities	30,490	34,453
Deferred income taxes	311,064	281,564
Total liabilities	1,264,442	1,519,549
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	—	—
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2008, and 2007 of which 126,062,115 shares and 124,572,121 shares were outstanding at December 31, 2008, and 2007, respectively)	1,671	1,671
Additional paid-in capital	170,931	170,536
Retained earnings	1,343,077	1,192,628
Accumulated other comprehensive loss	(1,186)	(993)
Treasury stock, at cost (41,037,317 shares at December 31, 2008, and 42,527,311 shares at December 31, 2007)	(985,482)	(1,020,645)
Total stockholders’ equity	529,011	343,197

	$1,793,453	$1,862,746

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
Years Ended December 31, 2008, 2007 and 2006

(in thousands, except per share amounts)

	2008	2007	2006
Operating revenues, excluding fuel surcharge revenues	$3,001,531	$3,009,819	$2,897,816
Fuel surcharge revenues	730,412	480,080	430,171
Total operating revenues	3,731,943	3,489,899	3,327,987
Operating expenses:
Rents and purchased transportation	1,479,234	1,235,390	1,124,734
Salaries, wages and employee benefits	859,588	888,594	892,066
Fuel and fuel taxes	520,647	463,538	447,309
Depreciation	202,288	205,133	183,604
Operating supplies and expenses	158,202	155,893	145,794
Insurance and claims	60,772	69,655	71,582
General and administrative expenses, net of asset dispositions	41,363	48,211	33,232
Operating taxes and licenses	32,162	33,540	34,447
Communication and utilities	19,269	21,156	22,566
Total operating expenses	3,373,525	3,121,110	2,955,334
Operating income	358,418	368,789	372,653
Interest income	890	1,011	978
Interest expense	35,337	43,523	16,137
Equity in loss of affiliated company	1,735	1,230	3,181
Earnings before income taxes	322,236	325,047	354,313
Income taxes	121,643	111,913	134,361
Net earnings	$200,593	$213,134	$219,952
Weighted average basic shares outstanding	125,416	134,334	148,581
Basic earnings per share	$1.60	$1.59	$1.48
Weighted average diluted shares outstanding	128,533	137,639	152,317
Diluted earnings per share	$1.56	$1.55	$1.44
Dividends declared per common share	$0.40	$0.36	$0.32

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008, 2007, and 2006

(in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Stock	Equity
Balances at December 31, 2005	$1,671	$182,680	$863,586	$—	$(230,912)	$817,025
Comprehensive income:
Net earnings	—	—	219,952	—	—	219,952
Unrealized loss related to derivatives accounted for as hedges, net of tax	—	—	—	(148)	—	(148)
Total comprehensive income	—	—	—	—	—	219,804
Cash dividend declared and paid ($0.32 per share)	—	—	(47,734)	—	—	(47,734)
Tax benefit of stock options exercised	—	12,367	—	—	—	12,367
Purchase of treasury shares	—	—	—	—	(257,395)	(257,395)
Stock compensation	—	7,651	—	—	—	7,651
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	—	(25,633)	—	—	33,652	8,019
Balances at December 31, 2006	$1,671	$177,065	$1,035,804	$(148)	$(454,655)	$759,737
Comprehensive income:
Net earnings	—	—	213,134	—	—	213,134
Unrealized loss related to derivatives accounted for as hedges, net of tax	—	—	—	(845)	—	(845)
Total comprehensive income	—	—	—	—	—	212,289
Cash dividend declared and paid ($0.36 per share)	—	—	(48,847)	—	—	(48,847)
Tax benefit of stock options exercised	—	13,885	—	—	—	13,885
Purchase of treasury shares	—	—	—	—	(603,371)	(603,371)
FIN 48 entries to recognize uncertain tax positions	—	—	(7,463)	—	—	(7,463)
Stock compensation	—	9,389	—	—	—	9,389
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	—	(29,803)	—	—	37,381	7,578
Balances at December 31, 2007	$1,671	$170,536	$1,192,628	$(993)	$(1,020,645)	$343,197
Comprehensive income:
Net earnings	—	—	200,593	—	—	200,593
Unrealized loss related to derivatives accounted for as hedges, net of tax	—	—	—	(193)	—	(193)
Total comprehensive income	—	—	—	—	—	200,400
Cash dividend declared and paid ($0.40 per share)	—	—	(50,144)	—	—	(50,144)
Tax benefit of stock options exercised	—	14,853	—	—	—	14,853
Stock compensation	—	13,773	—	—	—	13,773
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	—	(28,231)	—	—	35,163	6,932
Balances at December 31, 2008	$1,671	$170,931	$1,343,077	$(1,186)	$(985,482)	$529,011

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007, and 2006

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net earnings	$200,593	$213,134	$219,952
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	202,288	205,133	183,604
Share-based compensation	13,773	9,389	7,171
(Gain)/loss on sale of revenue equipment and other	(659)	456	(2,891)
Impairment on assets held for sale	3,934	8,374	—
Provision for deferred income taxes	19,513	3,499	4,915
Equity in loss of affiliated company	1,735	1,230	3,181
Changes in operating assets and liabilities:
Trade accounts receivable	50,043	16,049	(2,750)
Income tax receivable	4,790	21,784	(11,824)
Other assets	31,672	12,317	20,218
Trade accounts payable	(16,460)	14,993	7,923
Claims accruals	(1,307)	(640)	4,391
Accrued payroll and other accrued expenses	(4,769)	(47,913)	(10,827)
Net cash provided by operating activities	505,146	457,805	423,063
Cash flows from investing activities:
Additions to property and equipment	(303,241)	(363,552)	(483,188)
Proceeds from sale of equipment	92,360	32,917	72,985
Net proceeds/(purchases) of available for sale investments	6,275	(8,756)	—
Change in other assets	2,302	(1,096)	(558)
Net cash used in investing activities	(202,304)	(340,487)	(410,761)
Cash flows from financing activities:
Proceeds from issuances of long-term debt	—	400,000	100,000
Payments on long-term debt	(14,000)	(14,000)	(3,500)
Net proceeds/(payments) from revolving lines of credit and other	(273,068)	135,022	175,900
Purchase of treasury stock	—	(603,371)	(257,395)
Stock option exercises	8,956	10,312	9,223
Stock repurchased for payroll taxes	(2,023)	(2,733)	(1,204)
Tax benefit of stock options exercised	14,853	13,885	12,367
Dividends paid	(50,144)	(48,847)	(47,734)
Net cash used in financing activities	(315,426)	(109,732)	(12,343)
Net increase (decrease) in cash and cash equivalents	(12,584)	7,586	(41)
Cash and cash equivalents at beginning of year	14,957	7,371	7,412
Cash and cash equivalents at end of year	$2,373	$14,957	$7,371
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$35,495	$52,897	$14,013
Income taxes	$81,934	$107,349	$124,307

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.              Business

J.B. Hunt Transport Services, Inc. is one of the largest surface transportation and delivery service companies in North America. We operate four distinct, but complementary, business segments and provide a wide range of general and specifically tailored freight and logistics services to our customers. We generate revenues primarily from the actual movement of freight from shippers to consignees, customized labor and delivery services, and from serving as a logistics provider by offering or arranging for others to provide the transportation service. Unless otherwise indicated by the context, “we,” “us,” “our” and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries.

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

We believe that certain accounting policies and estimates are of more significance in our financial statement preparation process than others. We believe the most critical accounting policies and estimates include the economic useful lives and salvage values of our assets, provisions for uncollectible accounts receivable, estimates of exposures under our insurance and claims policies, and estimates for taxes. To the extent that actual, final outcomes are different than our estimates, or that additional facts and circumstances cause us to revise our estimates, our earnings during that accounting period will be affected.

Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term, highly liquid investments. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments. The allowance for uncollectible accounts and revenue adjustments is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility. The adequacy of our allowance is reviewed quarterly. The allowance for uncollectible accounts and revenue adjustments was $5.2 million and $4.9 million at December 31, 2008 and 2007, respectively.

Inventory

Our inventories consist primarily of revenue equipment parts, tires, supplies and fuel and are valued using the lower of average cost or market.

Investments in Marketable Equity Securities

Our investments consist of marketable equity securities stated at fair value and are designated as either trading securities or available-for-sale securities at the time of purchase based upon the intended holding period. Changes in fair value of our trading securities are recognized currently in “general and administrative expenses, net of asset dispositions” in our Consolidated Statements of Earnings. Changes in the fair value of our available-for-sale securities are recognized in “accumulated other comprehensive income” on our Consolidated Balance Sheets, unless we determine that an unrealized loss is other-than-temporary. If we determine that an unrealized loss is other-than-temporary, we recognize the loss in earnings. Cost basis is determined using average cost.

At December 31, 2008, the fair value of our investments classified as available-for-sale securities was $1.9 million, compared with $8.8 million at December 31, 2007. See Note 7, Employee Benefit Plans, for a discussion of our trading securities.

Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 4 to 10 years for tractors and 7 to 20 years for trailing equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment. Salvage values are typically 10% to 20% of original cost for tractors and trailing equipment and reflect any agreements with tractor suppliers for residual or trade-in values for certain new equipment. We capitalize tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service. Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition and are classified in general and administrative expenses.

Revenue Recognition

We recognize revenue based on relative transit time in each reporting period and as other services are provided, with expenses recognized as incurred. Accordingly, a portion of the total revenue that will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period.

Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19), provides the criteria for recognizing revenue on a gross or net basis. Based on the guidance in EITF 99-19, we record revenues on the gross basis at amounts charged to our customers because we are the primary obligor, we are a principal in the transaction, we invoice our customers and retain all credit risks and we maintain discretion over pricing. Additionally, we are responsible for carrier selection with respect to our ICS business.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 6, Income Taxes, regarding a change in our accounting for uncertain tax positions beginning in 2007.

Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if holders of options or unvested restricted share units exercised or converted their holdings into common stock. Outstanding stock options and unvested restricted share units represent the dilutive effects on weighted average shares. A reconciliation of the number of shares used in computing basic and diluted earnings per share is shown below (in thousands):

	Years ended December 31
	2008	2007	2006

Weighted average shares outstanding – basic	125,416	134,334	148,581
Effect of common stock equivalents	3,117	3,305	3,736
Weighted average shares outstanding – diluted	128,533	137,639	152,317

Options to purchase shares of common stock that were outstanding during each year, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, are shown in the table below.

	2008	2007	2006
Number of shares under option	—	—	12,000

Range of exercise prices	—	—	$24.27 – $24.43

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For the years ended December 31, 2008, 2007 and 2006, our top 10 customers, based on revenue, accounted for approximately 35%, 38% and 40%, respectively, of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 27% and 34% of our total trade accounts receivable for the years ended December 31, 2008 and 2007, respectively. One customer accounted for approximately 9%, 12% and 14% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Each of our four business segments conducts business with this customer.

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

In December 2007, partly in response to changing market conditions, we entered into a plan to sell approximately 700 tractors and 2,500 trailers within our JBT segment. Accordingly, we discontinued recording depreciation expense on this revenue equipment effective January 1, 2008. We reclassified the net book value from net property and equipment to assets held for sale in our Consolidated Balance Sheets. At December 31, 2007, we recorded a pretax charge of $8.4 million to reduce the carrying value of the revenue equipment to estimated fair value, less cost to sell. Based on our quarterly assessment to evaluate the carrying value of our assets held for sale, we determined that a decline in the fair value of certain tractors held for sale had occurred and accordingly recognized an impairment charge of $0.8 million in September 2008.

In December 2008, we entered into a plan to sell approximately 1,100 trailers within our JBT segment. We reclassified the net book value from net property and equipment to assets held for sale in our Consolidated Balance Sheets and discontinued recording depreciation expense for these assets held for sale. We recorded a pretax charge of $3.1 million to reduce the carrying value of these assets to estimated fair value, less cost to sell. All impairment charges are included in “general and administrative expenses, net of asset dispositions” in our Consolidated Statements of Earnings and are recorded in our JBT segment.

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

The amounts of self-insurance change from time to time based on certain measurement dates and policy expiration dates. During 2006 and 2007, we were self-insured for $500,000 per occurrence for personal injury, property damage and workers’ compensation. For 2008, we were self-insured for $500,000 per occurrence for personal injury and property damage and $1 million for workers’ compensation.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes the contractual premium adjustment factor mentioned above. In doing so, the recorded liability considers future claims growth and conversion to fully insured status and provides an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2008 and 2007, we had an accrual of approximately $18 million and $19 million, respectively, for estimated net claims. In addition, we are required to pay certain advanced deposits and monthly premiums. At

December 31, 2008 and 2007, we had a prepaid insurance asset of approximately $50 million and $49 million, respectively, which represented prefunded claims and premiums. We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (FAS 159). See Note 10, Fair Value Measurements, for the impact of these adoptions.

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Accordingly, we have not applied FAS 157 to our assets held for sale, which are recorded at estimated fair value, less cost to sell. We will adopt the provisions of FAS 157 for nonfinancial assets and liabilities during the first quarter of 2009; however, we are still evaluating the impact, if any, this will have on our Consolidated Financial Statements.

In October 2008, the FASB issued Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (FSP 157-3). FSP 157-3 clarifies the application of FAS 157 in cases where a market is not active. We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of December 31, 2008, and the impact was not material.

3.              Financing Arrangements

Our current financing arrangements consist of the following (in millions):

	December 31
	2008	2007
Revolving lines of credit	$165.0	$430.6
Senior notes	400.0	400.0
Term loan	68.5	82.5
Less current portion of long-term debt	(118.5)	(234.0)
Total long-term debt	$515.0	$679.1

Aggregate maturities of long-term debt subsequent to December 31, 2008, are as follows (in millions): 2009 - $118.5 (classified as current portion of long-term debt); 2010 - $0.0; 2011 - $200.0; 2012 - $165.0; 2013 - $50.0; and 2014 - $100.0.

Revolving Lines of Credit

At December 31, 2008 and 2007, we were authorized to borrow up to a total of $425 million and $575 million, respectively, under two different revolving lines of credit. The first line of credit is supported by a credit agreement with a group of banks for a total commitment amount of $350 million, for both the 2008 and 2007 periods ended December 31, which expires March 29, 2012. The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating. At December 31, 2008 and 2007, we had $115.0 million and $210.6 million outstanding, respectively, at an average interest rate of 1.95% and 5.84%, respectively, under this agreement.

Our second line of credit is an Accounts Receivable Securitization program with a revolving credit facility up to $75 million at December 31, 2008 and $225 million at December 31, 2007. This facility is secured by our accounts receivable, and we renewed this facility at maturity on July 28, 2008, for a one-year term maturing on July 27, 2009. The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market, plus a margin based on our level of borrowing and commercial paper dealer fees. At December 31, 2008 and 2007, we had $50 million and $220 million outstanding, respectively, at an average interest rate of 3.61% and 5.32%, respectively, under this agreement.

Senior Notes

In March 2007, we sold $200 million of 5.31% Senior notes (2011 Notes), which mature March 29, 2011, to various purchasers through a private placement offering pursuant to our note purchase agreement dated March 15, 2007. The proceeds were used for the purchase of trailing equipment off operating leases and for general working capital purposes. The 2011 Notes were issued at par value. All principal payments are due upon maturity. Interest payments are due semiannually, in March and September of each year.

In July 2007, we sold $200 million of 6.08% Senior notes (2014 Notes), which mature July 26, 2014, to various purchasers through a private placement offering pursuant to our note purchase agreement dated July 15, 2007.  Proceeds from these notes were used to purchase shares of our common stock, pay down existing debt on our revolving credit facilities and finance capital expenditures for revenue equipment. The 2014 Notes were issued at par value. Principal payments in the amount of $50.0 million are due July 26, 2012, and July 26, 2013, with the remainder due upon maturity. Interest payments are due semiannually, in January and July of each year. The note purchase agreements describe the terms and conditions of both notes, which include requirements to maintain certain covenants and financial ratios.

Term Loan

In September 2006, we entered into a $100 million term loan and credit agreement in connection with our purchase of used, dry-van trailers. This $100 million facility is collateralized by a security interest in the trailing equipment and matures September 29, 2009. We are required to make minimum quarterly principal payments in the amount of $3.5 million, through June 29, 2009, with the remainder due upon maturity. Stated interest on this facility is a three-month LIBOR variable rate. Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement to effectively convert this floating rate debt to a fixed rate basis of 5.85%. The swap expires September 29, 2009, when the related term loan is due. At December 31, 2008, we had $68.5 million outstanding under this term loan facility.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2008.

4.              Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2008 or 2007. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders. At December 31, 2008, we had 7.8 million shares of common stock to be issued upon the exercise or vesting of equity awards and 12.1 million shares reserved for future issuance pursuant to share-based payment plans.

On April 21, 2005, our Board authorized the purchase of $500 million of our common stock over the next five years. Purchases under that authorization were completed in March 2007. On May 2, 2007, our Board authorized up to $500 million in additional purchases of our common stock over the next 12 months, which were completed by December 31, 2007. There were no purchases during 2008.

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

Our nonstatutory stock options may be granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vest over a 10-year period and are forfeited immediately if the employee terminates for any reason other than death, disability or retirement after age 55. An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the exercise of an option. We did not grant any stock options during the years ended December 31, 2008, 2007 and 2006.

We began awarding restricted share units in 2005. These restricted share units have various vesting schedules ranging from three to ten years when awarded. These restricted share units do not contain rights to vote or receive dividends until the vesting date. Unvested restricted share units are forfeited if the employee terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee. Restricted shares are valued based on the fair value of the award on the grant date, adjusted for dividend estimates based on grant date dividend rates.

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in our Consolidated Financial Statements based on the grant date fair value of those awards. In accordance with FAS 123R, this cost will be recognized over the period for which an employee is required to provide service in exchange for the award. For awards outstanding as of January 1, 2006, FAS 123R required us to recognize future compensation expense for the unvested portion of outstanding share-based payments based on the fair value of the award on the grant date. It also required that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow. We adopted FAS 123R, effective January 1, 2006, utilizing the modified prospective method and, therefore, did not restate our prior-period results.

Share-based compensation expense is recorded in salaries, wages and employee benefits in our Consolidated Statements of Earnings, along with other compensation expenses to employees. The following table summarizes the components of our share-based compensation program expense (in thousands):

	Years ended December 31
	2008	2007	2006
Stock options
Pretax compensation expense	$3,613	$4,569	$5,405
Tax benefit	1,364	1,573	2,050
Stock option expense, net of tax	$2,249	$2,996	$3,355
Restricted share units
Pretax compensation expense	$10,160	$4,820	$2,496
Tax benefit	3,835	1,660	946
Restricted share unit expense, net of tax	$6,325	$3,160	$1,550

A summary of our nonstatutory stock options and restricted share units follows:

Stock Options	Number of Shares (in thousands)	Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2007	6,838	$9.50	5.58	$123.4
Exercised	1,459	5.74	—	41.7
Forfeited	117	11.67	—	—
Outstanding at December 31, 2008	5,262	10.49	4.95	83.0
Exercisable	423	$7.22	4.27	$8.1

The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $41.7 million, $40.4 million, and $35.3 million, respectively.

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	633,200	$18.89
Granted	676,720	22.31
Vested	(13,119)	19.62
Forfeited	(11,060)	19.55
Unvested at December 31, 2006	1,285,741	$20.68
Granted	684,210	26.99
Vested	(22,558)	20.71
Forfeited	(33,944)	21.40
Unvested at December 31, 2007	1,913,449	$22.92
Granted	760,625	28.34
Vested	(74,699)	24.79
Forfeited	(53,470)	24.06
Unvested at December 31, 2008	2,545,905	$24.46

At December 31, 2008, we had $9.6 million and $42.8 million of total unrecognized compensation expense, net of estimated forfeitures related to stock options and restricted share units, respectively, that is expected to be recognized over the remaining weighted average period of approximately 2.3 years for stock options and 2.2 years for restricted share units.

6.              Income Taxes

Income tax expense (benefit) attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31
	2008	2007	2006
Current:
Federal	$93,699	$114,499	$121,855
State and local	8,985	13,462	7,781
	102,684	127,961	129,636
Deferred:
Federal	19,776	(16,209)	5,891
State and local	(817)	161	(1,166)
	18,959	(16,048)	4,725
Total tax expense	$121,643	$111,913	$134,361

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31
	2008	2007	2006
Income tax – statutory rate	$112,782	$113,766	$124,009
State tax, net of federal effect	6,380	9,569	5,232
Nondeductible meals and entertainment	2,531	4,828	5,691
Change in effective state tax rate, net of federal effect	(569)	(714)	(932)
IRS settlement	—	(13,678)	—
Other, net	519	(1,858)	361
Total tax expense	$121,643	$111,913	$134,361

Income taxes payable at December 31, 2008 and 2007, were $14.7 million and $9.9 million, respectively. These amounts have been included in other accrued expenses in our Consolidated Balance

Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, are presented below (in thousands):

	December 31
	2008	2007
Deferred tax assets:
Claims accruals, principally due to accruals for financial reporting purposes	$1,826	$1,865
Accounts receivable, principally due to allowance for doubtful accounts	1,223	1,037
Vacation pay	5,703	5,308
Long-term deferred compensation	12,686	9,227
State tax contingency and interest accrual	6,823	7,422
Interest rate swap	740	554
Other	1,947	3,222
Total gross deferred tax assets	30,948	28,635
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	337,168	298,991
Prepaid permits and insurance, principally due to expensing for income tax purposes	14,914	27,609
Other	13	3,669
Total gross deferred tax liabilities	352,095	330,269
Net deferred tax liability	$321,147	$301,634

We believe that our history of profitability and taxable income, the reversal of deferred tax liabilities, and our utilization of tax planning sufficiently support the carrying amount of the deferred tax assets. Accordingly, we have not recorded a valuation allowance, as all deferred tax benefits are more likely than not to be realized.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting treatment for uncertain tax positions. FIN 48 prescribes recognition and measurement guidance and requires that we assess whether the benefits of our tax positions taken are more likely than not of being sustained under tax audits.  We adopted the provisions of FIN 48, effective January 1, 2007.  Prior to adoption, we accounted for uncertain tax positions under Statements of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5), whereby we recorded liabilities associated with tax uncertainties when the likelihood of occurrence was probable and we were able to reasonably estimate the liability. As a result of this adoption, we recognized an increase in noncurrent deferred tax assets of $29.4 million and an increase in other long-term liabilities of $36.9 million, with a corresponding reduction to beginning retained earnings of $7.5 million, as of January 1, 2007.  We have not restated prior-period results. For the year ended December 31, 2008, we have made adjustments to the balance of unrecognized tax benefits that is a component of other long-term liabilities on our Consolidated Balance Sheet as follows (in millions):

	December 31
	2008	2007
Beginning balance	$17.1	$62.6
Additions based on tax positions related to the current year	2.6	3.2
Additions based on tax positions taken in prior years	0.3	0.3
Reductions due to settlements	(3.2)	(48.4)
Reductions due to lapse of applicable statute of limitations	(1.9)	(0.6)
Ending balance	$14.9	$17.1

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

At December 31, 2008, we had a total of $14.9 million in gross unrecognized tax benefits.  Of this amount, $9.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Financial Statements.  The amount of accrued interest and penalties during the year ended December 31, 2008, was $1.5 million. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2008, was $3.5 million.

Only tax years 2004 and forward remain subject to examination by federal tax jurisdictions, while tax years 1998 and forward remain open for state jurisdictions.

7.              Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2008, 2007 and 2006, our matching contributions to the plan were $8.5 million, $7.9 million and $7.5 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to a maximum of 50% of their base salary as well as up to 85% of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses of investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or, if the balance is greater than $25,000, in quarterly installments payable over a period of 3, 5, 10 or 15 years upon reaching age 55, having 15 years of service or becoming disabled. Our total liability under this plan was $7.6 million as of December 31, 2008, and $9.7 million as of December 31, 2007. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $7.6 million as of December 31, 2008, and $9.7 million as of December 31, 2007.

8.              Derivative and Financial Instruments

Interest rate swap

In September 2006, we entered into an agreement to swap the variable rate on our $100 million term loan and credit facility for a fixed 5.85% interest rate. This interest rate swap effectively converts the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The swap expires September 29, 2009, when the related term loan is due. The derivative is designated as a hedge of the variability of cash flows to be paid related to the term loan and meets the required criteria of a cash flow hedge under the provisions of FAS 133. Accordingly, changes in the fair value of the derivative are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings to the extent the derivative is effective in offsetting gains and losses of changes in the fair value of the hedged item. The ineffective portion of gains and losses, if any, is recorded in current earnings through interest expense. The fair value of the swap was a $1.9 and $1.6 million liability at December 31, 2008 and 2007, respectively, and is recorded in other accrued expenses in our Consolidated Balance Sheets.

Fair value

The carrying amounts and estimated fair values, based on their net present value, of our long-term debt at December 31, 2008, were as follows (in thousands):

	Carrying Value	Estimated Fair Value
Revolving lines of credit	$165,000	$165,000
Senior notes	400,000	396,299
Term loan	68,500	69,954

The carrying amounts of all other instruments at December 31, 2008, approximate their fair value due to the short maturity of these instruments.

9.              Comprehensive Income

Comprehensive income includes changes in the fair value of derivative instruments, which qualify for hedge accounting. A reconciliation of net income and comprehensive income follows (in thousands):

	Years ended December 31
	2008	2007	2006

Net income	$200,593	$213,134	$219,952
Unrealized loss on derivative instruments	(284)	(1,399)	(243)
Income tax benefit	91	554	95
Comprehensive income	$200,400	$212,289	$219,804

10.       Fair Value Measurements

Effective January 1, 2008, we adopted FAS 157. FAS 157, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. Assets and liabilities measured at fair value are based on one or more of three valuation techniques stated in FAS 157. The three valuation techniques are as follows:

Market Approach	Prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities

Income Approach	Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques and option-pricing models)

Cost Approach	Amount that currently would be required to replace the service capacity of an asset (often referred to as replacement cost)

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

Level 1	Quoted prices in active markets for identified assets or liabilities

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions about what market participants would use in pricing the asset or liability

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following are assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Asset/(Liability) Balance (in millions)	Valuation Technique	Input Level
Available for sale investments	$1.9	Market	2
Trading investments	7.6	Market	1
Interest rate swap	(1.9)	Market	2

Available for sale investments are classified in prepaid expenses and other, trading investments are classified in other assets and the interest rate swap is classified in other accrued expenses in our Consolidated Balance Sheets. Adoption of FAS 157 increased our disclosures regarding fair value measurements and did not have an effect on our operating income or net earnings.

No assets or liabilities were elected for fair value measurement under FAS 159, and therefore adoption of FAS 159 had no impact on our financial statements.

11.       Commitments and Contingencies

As of December 31, 2008, we had approximately $4.3 million of obligations remaining under operating lease arrangements related to trailing equipment and terminal facilities. None of our operating leases contains any residual value guarantees. Under the terms of certain lease agreements, we are required to maintain certain covenants, including minimum credit ratings. We were in compliance with these requirements at December 31, 2008.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2008, are approximately $4.3 million, with payment streams as follows (in thousands): 2009 - $2,080; 2010 - $1,066; 2011 - $873; 2012 - $242; and 2013 - $72.

Total rent expense was $19.6 million in 2008, $29.2 million in 2007, and $78.8 million in 2006.

At December 31, 2008, we had outstanding commitments to acquire approximately $140 million of revenue equipment and facilities in 2009. This amount is net of $94.5 million of expected sales proceeds from equipment dispositions.

During 2008, we issued financial standby letters of credit as a guarantee of our performance under certain operating lease commitments and self-insurance arrangements. If we default on our commitments under the lease agreements or other arrangements, we are required to perform under these guarantees. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $11.3 million.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or our liquidity.

12.       Affiliated Company

We have a 37% ownership interest in a logistics joint venture called Transplace, Inc. (TPI). We routinely enter into transactions with TPI regarding the movement of freight. Prior to January 1, 2007, we provided various services to TPI under a shared-service agreement, primarily related to computer system operations, services and maintenance. We earn transportation revenues and purchase transportation services from TPI. We advanced $7.7 million to TPI in the form of a note receivable during 2005, and in January 2009 the due date on this note was extended to August 2011. In 2006, we reduced the remainder of our original investment in the joint venture to zero as a result of our equity in loss of TPI.

Since 2006 we have reduced the balance of the note receivable by the amount of our equity in losses of TPI. This note receivable balance, including accrued interest, was $2.6 million at December 31, 2008, after the reduction based on our equity in loss of TPI, and carried an interest rate of 6.0%. This note receivable from TPI is classified as other assets in our Consolidated Balance Sheets at December 31, 2008 and 2007. When the note is paid, any reduction in the value of the note as a result of our portion of equity losses in TPI may be recovered and recorded as a gain in the period collected. A summary of our revenues and expenses related to TPI for the three-year periods ended December 31, 2008, and balance sheet amounts at December 31, 2008 and 2007, is presented below (in millions):

	Years ended December 31
	2008	2007	2006
Revenue earned from TPI for providing transportation services	$22.5	$22.0	$50.8

Amount billed to TPI for information technology services provided	$0.0	$0.0	$2.6

Purchased transportation expense paid to TPI for freight movements	$0.2	$0.2	$0.2

Payments to TPI for travel services provided	$0.3	$0.3	$0.3

	December 31
	2008	2007
Accounts receivable from TPI, included in trade accounts receivable	$3.4	$2.6

Note receivable, including interest, from TPI	$2.6	$4.4

13.       Segment Information

We have four reportable business segments, Intermodal (JBI), Dedicated Contract Services (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS), which are based primarily on the services each segment provides. The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. DCS segment business typically includes company-owned revenue equipment and employee drivers assigned to a specific customer, traffic lane or service. DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates. JBT business includes full-load dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment. This freight is typically transported over roads and highways and does not move by rail. ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with JBHT-owned equipment. ICS services include flatbed, refrigerated and LTL, as well as a variety of dry-van and intermodal solutions. All transactions between reporting segments are eliminated in consolidation.

Prior to 2007, ICS financial results were reported as part of the JBT segment. Beginning January 1, 2007, we began reporting ICS results separately. Prior-period information has been restated to reflect ICS as a separate segment.

Our customers are geographically dispersed across the United States. One customer accounted for approximately 9%, 12% and 14% of consolidated operating revenues in 2008, 2007 and 2006, respectively. A summary of certain segment information as of December 31 is presented below (in millions):

	Assets (1) December 31
	2008	2007	2006
JBI	$793	$695	$537
DCS	399	421	450
JBT	380	535	571
ICS	24	16	4
Other (includes corporate)	197	196	208
Total	$1,793	$1,863	$1,770

	Revenues Years ended December 31
	2008	2007	2006
JBI	$1,952	$1,653	$1,430
DCS	927	937	915
JBT	676	842	966
ICS	209	92	42
Total segment revenues	3,764	3,524	3,353
Intersegment eliminations	(32)	(34)	(25)
Total	$3,732	$3,490	$3,328

	Operating Income Years ended December 31
	2008	2007	2006
JBI	$254	$239	$182
DCS	92	94	104
JBT(2)	1	32	84
ICS	11	4	3
Other	—	—	—
Total	$358	$369	$373

	Depreciation and Amortization Expense Years ended December 31
	2008	2007	2006
JBI	$57	$45	$34
DCS	69	71	65
JBT	65	78	73
ICS	—	—	—
Other	11	11	12
Total	$202	$205	$184

(1)	Business segment assets exclude the net impact of intercompany transactions and accounts.

(2)	Includes $3.9 million of pretax charges in 2008 and an $8.4 million pretax charge in 2007 to write down the value of certain assets held for sale.

14.       Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2008 and 2007 are as follows (in thousands, except per-share data):

	Quarter
	First	Second	Third	Fourth
2008:
Operating revenues	$878,383	$977,339	$996,434	$879,787
Operating income	$72,055	$94,045	$106,266	$86,051
Net earnings	$36,413	$50,604	$60,300	$53,276
Basic earnings per share	$0.29	$0.40	$0.48	$0.42
Diluted earnings per share	$0.28	$0.39	$0.47	$0.41

2007:
Operating revenues	$797,451	$855,860	$891,638	$944,950
Operating income	$80,399	$96,227	$95,899	$96,265
Net earnings	$44,170	$63,857	$50,783	$54,323
Basic earnings per share	$0.31	$0.46	$0.39	$0.43
Diluted earnings per share	$0.30	$0.45	$0.38	$0.42