Form 10-Q
period 2009-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2009-04-29
CIK 728535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-11757

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

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2009 was 126,094,715.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended March 31, 2009

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31
	2009	2008

Operating revenues, excluding fuel surcharge revenues	$663,654	$724,170
Fuel surcharge revenues	59,181	154,213
Total operating revenues	722,835	878,383

Operating expenses:
Rents and purchased transportation	299,422	330,676
Salaries, wages and employee benefits	192,345	213,635
Fuel and fuel taxes	59,230	134,001
Depreciation	47,363	50,539
Operating supplies and expenses	35,626	36,797
Insurance and claims	11,850	17,802
General and administrative expenses, net of asset dispositions	8,450	9,531
Operating taxes and licenses	6,895	8,053
Communication and utilities	4,664	5,294
Total operating expenses	665,845	806,328
Operating income	56,990	72,055
Interest income	154	244
Interest expense	6,910	11,750
Equity in loss of affiliated company	625	855
Earnings before income taxes	49,609	59,694
Income taxes	18,851	23,281
Net earnings	$30,758	$36,413

Weighted average basic shares outstanding	126,078	124,657

Basic earnings per share	$0.24	$0.29

Weighted average diluted shares outstanding	128,558	127,914

Diluted earnings per share	$0.24	$0.28

Dividends declared per common share	$0.11	$0.10

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,576	$2,373
Trade accounts receivable, net	278,543	280,614
Assets held for sale	13,185	17,843
Prepaid expenses and other	77,392	95,457
Total current assets	372,696	396,287
Property and equipment, at cost	2,185,715	2,169,893
Less accumulated depreciation	794,964	783,363
Net property and equipment	1,390,751	1,386,530
Other assets	17,930	10,636
	$1,781,377	$1,793,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$65,000	$118,500
Trade accounts payable	157,608	196,059
Claims accruals	18,598	18,095
Accrued payroll	43,483	33,156
Other accrued expenses	32,446	31,995
Deferred income taxes	10,024	10,083
Total current liabilities	327,159	407,888

Long-term debt	564,000	515,000
Other long-term liabilities	30,640	30,490
Deferred income taxes	308,382	311,064
Stockholders’ equity	551,196	529,011
	$1,781,377	$1,793,453

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31
	2009	2008
Cash flows from operating activities:
Net earnings	$30,758	$36,413
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	47,363	50,539
Share-based compensation	4,556	2,810
(Gain)/loss on sale of revenue equipment and other	211	(208)
Provision for deferred income taxes	(2,741)	10,876
Equity in loss of affiliated company	625	855
Changes in operating assets and liabilities:
Trade accounts receivable	1,720	(7,048)
Income tax payable	6,980	788
Other assets	17,530	19,106
Trade accounts payable	(37,721)	(796)
Claims accruals	503	(634)
Accrued payroll and other accrued expenses	3,538	4,187
Net cash provided by operating activities	73,322	116,888

Cash flows from investing activities:
Additions to property and equipment	(66,735)	(82,736)
Net proceeds from sale of equipment	20,141	22,284
Net proceeds of available for sale investments	550	2,936
Change in other assets	(7,321)	211
Net cash used in investing activities	(53,365)	(57,305)

Cash flows from financing activities:
Payments on long-term debt	(3,500)	(3,500)
Net repayments on revolving lines of credit and other	(1,730)	(44,427)
Stock option exercises and other	130	689
Tax benefit on stock options exercised	215	1,378
Dividends paid	(13,869)	(12,462)
Net cash used in financing activities	(18,754)	(58,322)
Net increase in cash and cash equivalents	1,203	1,261
Cash and cash equivalents at beginning of period	2,373	14,957
Cash and cash equivalents at end of period	$3,576	$16,218

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,688	$17,693
Income taxes	$14,652	$9,521

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements.  While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2009, or any other interim period.  Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November.

Recent Accounting Pronouncements

        In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2), which delayed the effective date of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (FAS 157) for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  Accordingly, we adopted the provisions of FSP 157-2 for nonfinancial assets and liabilities effective January 1, 2009.  Adoption of FSP 157-2 increased our disclosures regarding fair value instruments, but did not have an effect on our operating income or net earnings.  See Note 7, Fair Value Measurements, for more discussion.

2.              Earnings Per Share

        We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted share units or options exercised or converted their holdings into common stock.  The dilutive effect of restricted share units and stock options was 2.5 million shares during the first quarter 2009, compared to 3.3 million shares during first quarter 2008.

        Options to purchase 12,000 shares of common stock, with an exercise price range of $24.27 - $24.43, were outstanding at March 31, 2009, but were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

3.     Share-based Compensation

        The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31
	2009	2008
Restricted share units:
Pretax compensation expense	$4,220	$2,166
Tax benefit	1,603	845
Restricted share unit expense, net of tax	$2,617	$1,321
Stock options:
Pretax compensation expense	$336	$644
Tax benefit	128	251
Stock option expense, net of tax	$208	$393

        As of March 31, 2009, we had $38.7 million and $9.3 million of total unrecognized compensation expense related to restricted share units and nonstatutory stock options, respectively, which is expected to be recognized over the remaining weighted-average period of 2.12 years for restricted share units and 2.07 years for stock options.

4.    Financing Arrangements

        Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	March 31, 2009	December 31, 2008
Revolving lines of credit	$164.0	$165.0
Senior notes	400.0	400.0
Term loan	65.0	68.5
Less current portion of long-term debt	(65.0)	(118.5)
Total long-term debt	$564.0	$515.0

Revolving Lines of Credit

        At March 31, 2009, we were authorized to borrow up to $425 million under two different revolving lines of credit.  The first line of credit is supported by a credit agreement with a group of banks for a total amount of $350 million, expiring in March 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At March 31, 2009, we had $164 million outstanding at an average interest rate of 1.26% under this agreement.

        Our second line of credit is an Accounts Receivable Securitization program with a revolving credit facility up to $75 million, which matures in July 2009.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market.  At March 31, 2009, we had no outstanding balance under this agreement.

Senior Notes

        Our senior notes consist of two separate issuances.  The first is $200 million of 5.31% senior notes, which mature in March 2011.  Interest payments are due semiannually in March and September of each year.  The second is $200 million of 6.08% senior notes, which mature in July 2014.  For this second issuance, principal payments in the amount of $50.0 million are due in July 2012 and 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.

Term Loan

        Our $100 million term loan facility, maturing in September 2009, was arranged in connection with our purchase of used, dry-van trailers and is collateralized by a security interest in the trailing equipment.  We are required to make minimum quarterly principal payments in the amount of $3.5 million, through June 2009, with the remainder due upon maturity.  Stated interest on this facility is a 3-month LIBOR variable rate.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement to effectively convert this floating rate debt to a fixed rate basis of 5.85%.  The swap expires in September 2009, when the related term loan is due.  At March 31, 2009, we had $65 million outstanding under this agreement.

        Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2009.

5.    Capital Stock

        On February 19, 2009, our Board of Directors declared a regular quarterly dividend of $0.11 per common share, which was paid on February 26, 2009, to stockholders of record on February 12, 2009.

6.   Comprehensive Income

        Comprehensive income includes changes in the fair value of the interest rate swap, which qualifies for hedge accounting.  A reconciliation of net earnings and comprehensive income follows (in thousands):

	Three Months Ended March 31
	2009	2008
Net earnings	$30,758	$36,413
Unrealized gain/(loss) on derivative instruments	650	(1,344)
Income tax (expense)/benefit	(247)	524
Comprehensive income	$31,161	$35,593

7.    Fair Value Measurements

        Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

Level 1                                  Quoted prices in active markets for identical assets or liabilities

Level 2                                  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3                                  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions about what market participants would use in pricing the asset or liability

        The following are assets and liabilities measured at fair value at March 31, 2009 (in millions):

	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs Assets/(Liabilities) (Level 2)
Available-for-sale investments	$—	$1.4
Trading investments	7.8	—
Assets held for sale	—	13.2
Interest rate swap	—	(1.3)

8.    Income Taxes

        Our effective income tax rate was 38.0% for the three months ended March 31, 2009, compared with 39.0% for the three months ended March 31, 2008.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.  The 2009 effective income tax rate reflects changes in estimates of state income taxes and nontaxable and nondeductible items as they relate to expected annual income.

        At March 31, 2009, we had a total of $14.9 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $9.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $2.9 million at March 31, 2009.

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

10.  Business Segments

        We reported four distinct business segments during the three months ended March 31, 2009 and 2008.  These segments included Intermodal (JBI), Dedicated Contract Services (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS).  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2008.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of March 31
	2009	2008
JBI	$813	$733
DCS	400	421
JBT	374	526
ICS	26	18
Other (includes corporate)	168	160
Total	$1,781	$1,858

	Operating Revenues For The Three Months Ended March 31
	2009	2008
JBI	$391	$437
DCS	179	228
JBT	102	185
ICS	56	37
Inter-segment eliminations	(5)	(9)
Total	$723	$878

	Operating Income For The Three Months Ended March 31
	2009	2008
JBI	$41	$52
DCS	17	18
JBT	(6)	0
ICS	4	2
Other (includes corporate)	1	0
Total	$57	$72

	Depreciation Expense For The Three Months Ended March 31
	2009	2008
JBI	$15	$13
DCS	16	17
JBT	14	17
ICS	0	0
Other (includes corporate)	2	4
Total	$47	$51

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2008 as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities.  Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November.  You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2008, for additional information on risk factors and other events that are not within our control.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

        We are one of the largest surface transportation companies in North America.  We operate four distinct, but complementary, business segments and provide a wide range of transportation services to a diverse group of customers throughout the continental United States, Canada and Mexico.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30.

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

        Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K).  The four critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes.  We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.  In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2008, contains a summary of our critical accounting policies.  There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

Segments

        We operated four segments during the first quarter 2009.  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

	Summary of Operating Segment Results For the Three Months Ended March 31 (in millions)
	Operating Revenues			Operating Income
	2009	2008	% Change	2009	2008
JBI	$391	$437	(10)%	$41.3	$51.8
DCS	179	228	(21)	17.4	18.3
JBT	102	185	(45)	(5.8)	0.0
ICS	56	37	51	4.1	2.0
Subtotal	728	887	(18)%	57.0	72.1
Inter-segment eliminations	(5)	(9)	44	—	—
Total	$723	$878	(18)%	$57.0	$72.1

        Our total consolidated operating revenues decreased to $723 million for the first quarter 2009, an 18% decrease from $878 million in the first quarter 2008.  Lower fuel prices resulted in fuel surcharge (FSC) revenues of $59.2 million during the current quarter, compared with $154.2 million in 2008.  If FSC revenues were excluded from both periods, the decrease of 2009 revenue from 2008 was 8%.  The decreased level of revenue, excluding FSC, was primarily attributable to lower load volumes in our DCS and JBT segments, partially offset by higher volumes in our Intermodal and ICS segments.  The significant decline in JBT revenues was primarily a result of our ongoing long-term strategy to reduce the size of the segment’s tractor fleet and weaker demand brought about by the current economic recession.  The combined tractor fleet declined from 10,750 units to 9,552 units, with reductions primarily in the JBT segment as we move further away from an asset-heavy truckload model.  Containers and trailers grew from 59,600 to 62,904.  The growth in trailing equipment was primarily to support additional Intermodal business.

        JBI segment revenue decreased 10%, to $391 million during the first quarter 2009, compared with $437 million in 2008.  This decrease in segment revenue was primarily a result of the reduction in fuel costs and fuel surcharge revenue partly offset by 5% growth in overall load volume.  Operating income of the JBI segment declined to $41.3 million in the first quarter 2009, from $51.8 million in 2008, primarily due to the decline in revenue and a declining length of haul.

        DCS segment revenue decreased 21%, to $179 million in the first quarter 2009, from $228 million in 2008.  Excluding fuel surcharges, revenue declined 13%, primarily due to a 373 reduction in average trucks, compared to the first quarter 2008.  This decline in this segment’s truck count reflected fleet reductions in response to changes in customers’ business demands.  Operating income of our DCS segment decreased to $17.4 million in 2009, from $18.3 million in 2008.  This decline in operating income was primarily due to decreased demand.  The impact of this decrease in demand was partially offset by a reduction in related equipment rental costs and lower insurance costs due to fewer claims.

        JBT segment revenue totaled $102 million for the first quarter 2009, a decrease of 45% from the $185 million in the first quarter 2008.  This decrease in revenue was primarily a result of a 33% decrease in load volume, compared to the same quarter a year ago, as demand was much softer in the current quarter.  In addition, we have continued to right-size our tractor fleet according to customer demand, which resulted in a reduction of 948 tractors, or 23%, compared to the first quarter 2008.  Rate per loaded mile, excluding fuel surcharges, decreased 2.4%, compared to the prior year period, which is attributable to the continued soft demand as well as aggressive pricing from competitors.  Our JBT segment operated at a loss of $5.8 million during the first quarter 2009, compared with a loss of approximately $50 thousand during first quarter 2008.  This decrease in operating income was the result of decreased revenue, lower tractor utilization, a decline in rate per mile and increased maintenance costs.

        ICS segment revenue grew 51%, to $56 million in the first quarter 2009, from $37 million in 2008, which was primarily attributable to increased load volume from both new and existing customers.  Operating income of our ICS segment increased to $4.1 million, from $2.0 million in 2008, due to volume growth, as our third-party carrier base grew 15% to over 19,700 carriers by quarter end.  Our ICS employee count increased 119% during the first quarter 2009, compared with 2008, which was largely in sales and operations.

Consolidated Operating Expenses

        The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2009	2008	2009 vs. 2008
Total operating revenues	100.0%	100.0%	(17.7)%
Operating expenses:
Rents and purchased transportation	41.4	37.6	(9.5)
Salaries, wages and employee benefits	26.6	24.3	(10.0)
Fuel and fuel taxes	8.2	15.3	(55.8)
Depreciation	6.6	5.8	(6.3)
Operating supplies and expenses	4.9	4.2	(3.2)
Insurance and claims	1.6	2.0	(33.4)
General and administrative expenses, net of asset dispositions	1.2	1.1	(11.3)
Operating taxes and licenses	1.0	0.9	(14.4)
Communication and utilities	0.6	0.6	(11.9)
Total operating expenses	92.1	91.8	(17.4)
Operating income	7.9	8.2	(20.9)
Interest income	0.0	0.0	(36.9)
Interest expense	0.9	1.3	(41.2)
Equity in loss of affiliated company	0.1	0.1	(26.9)
Earnings before income taxes	6.9	6.8	(16.9)
Income taxes	2.6	2.7	(19.0)
Net earnings	4.3%	4.1%	(15.5)%

        Total operating expenses decreased 17.4% and operating revenues decreased 17.7%, during the first quarter 2009, from the comparable period 2008.  Changes in fuel costs and FSC revenues can have an impact on the comparison of revenues and costs between reporting periods.  Operating income declined to $57.0 million during the first quarter 2009, from $72.1 million in 2008.

        Rents and purchased transportation costs decreased 9.5% in 2009.  This decrease is primarily the result of the lower price of fuel since fuel costs of third-party rail and truck carriers are included in purchased transportation expense.  The decrease was partially offset by increased load volume in our JBI and ICS segments.

        Salaries, wages and employee benefit costs decreased 10% in 2009 compared with 2008.  This decrease is primarily related to reductions in the number of company drivers in our JBT segment, due to the reduction in business demand and freight movement.

        Fuel costs decreased 55.8% in 2009, compared with 2008.  Our fuel cost per gallon during the current quarter decreased 44% due to the steep decline in fuel prices, compared with first quarter 2008.  We have fuel surcharge programs in place with the majority of our customers.  These programs typically involve a specified computation based on the change in national, regional or local fuel prices.  While these programs may incorporate fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs (e.g., $.05 per gallon) to trigger a change in fuel surcharge revenue.  As a result, some of these programs have a timing lag between when fuel costs change and when this change is reflected in revenues.  This lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

        It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.

        Depreciation expense decreased 6.3% in 2009, which was primarily the result of the reduction in our tractor fleet.  Operating supplies and expenses decreased 3.2% primarily due to lower travel expenses, compared with the first quarter 2008.  Insurance and claims expense decreased 33.4% in 2009 compared with 2008, primarily due to fewer claim incidents and lower severity of self-insured claims.  Operating taxes and licenses decreased by 14.4% due to the decrease in the combined tractor fleet.

        General and administrative expenses decreased 11.3% for the current quarter over the comparable period in 2008, primarily as a result of a decrease in driver expenses and corporate advertising.  Net gains from sale of revenue equipment were $0.2 million in 2009, compared with $0.4 million in 2008.

        Net interest expense decreased in 2009, primarily due to a reduction in debt levels and lower interest rates.  Total debt decreased to $629.0 million at March 31, 2009, from $865.2 million at March 31, 2008.

        The “equity in loss of affiliated company” item on our Condensed Consolidated Statement of Earnings reflects our share of the operating results of Transplace, Inc. (TPI).

        Our effective income tax rate was 38.0% in 2009 and 39.0% in 2008.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

        Net cash provided by operating activities totaled $73 million during the first three months of 2009, compared with $117 million for the same period 2008.  Operating cash flows decreased primarily due to the timing of insurance premium payments, as well as lower earnings.  This operating cash flow decrease was partially offset by an increase in cash flows from trade accounts receivable, due to timing of collections.  Net cash used in investing activities totaled $53 million in 2009, compared with $57 million in 2008.  The lower level of cash used in investing activities during 2009 primarily reflected our strategy of reduced investment in the asset-based operations of our JBT segment.

Net cash used in financing activities decreased to $19 million in 2009, compared to $58 million in 2008, as a result of decreased net payments on outstanding debt during the comparable quarter.  This decrease in financing activity outflows was partially offset by an increase in our quarterly dividend payment.

Debt and Liquidity Data:

	March 31, 2009	December 31, 2008	March 31, 2008
Working capital ratio	1.14	0.97	1.03
Current portion of long-term debt (millions)	$65.0	$118.5	$164.0
Total debt (millions)	$629.0	$633.5	$865.2
Total debt to equity	1.14	1.20	2.33
Total debt as a percentage of total capital	53%	54%	70%

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

        At March 31, 2009, we were authorized to borrow up to $425 million under two different revolving lines of credit.  The first line of credit is supported by a credit agreement with a group of banks for a total amount of $350 million, expiring in March 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At March 31, 2009, we had $164 million outstanding at an average interest rate of 1.26% under this agreement.

        Our second line of credit is an Accounts Receivable Securitization program with a revolving credit facility up to $75 million, which matures in July 2009.  The applicable interest rate under this agreement is the prevailing A1/P1 commercial paper rate in the market.  At March 31, 2009, we had no outstanding balance under this agreement.

        Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2009.

        We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of March 31, 2009 Amounts Due by Period (in millions)
	Total	One Year Or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$5.0	$2.3	$2.4	$0.3	$0
Debt payments	629.0	65.0	364.0	100.0	100.0
Interest payments on debt (1)	85.0	26.7	39.1	17.2	2.0
Commitments to acquire revenue equipment and facilities	235.2	235.2	0	0	0
Total	$954.2	$329.2	$405.5	$117.5	$102.0

(1)           Interest payments on debt are based on the debt balance and applicable rate, adjusted for any swaps, at March 31, 2009.

        Our net capital expenditures were approximately $54 million during the first three months of 2009, compared with $60 million for the same period 2008.  The $54 million of net capital includes net additions to revenue equipment and non-revenue producing assets, including those recorded in “Other Assets” in our Condensed

Consolidated Balance Sheets that are necessary to contribute to and support the future growth of our various business segments.  Capital expenditures in 2009 were primarily for tractor trades, additional intermodal containers, chassis, and other trailing equipment.  We are currently committed to spend approximately $235 million during the remainder of 2009, net of $76 million of expected sales proceeds from equipment dispositions.  We expect to spend approximately $290 million for net capital expenditures during calendar year 2009.  The table above excludes $17.8 million of potential liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate timing of settlement.

Off-Balance Sheet Arrangements

        Our only off-balance sheet arrangements are related to operating leases for trailing equipment and facilities.

Risk Factors

        You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2008, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

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

•                  Ongoing insurance and claims expenses could significantly reduce our earnings.

•                  We operate in a regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

•                  Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

•                  Rapid changes in fuel costs could impact our periodic financial results.

•                  Difficulty in attracting and retaining drivers, delivery personnel and third-party carriers could affect our profitability and ability to grow.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We had $629 million of debt outstanding at March 31, 2009, including our revolving lines of credit, term loan facility, and senior notes issuance.  We currently have an interest rate swap agreement which effectively converts the amounts outstanding under our $100 million variable rate term loan facility to a fixed rate basis.  Additionally, our senior notes have fixed interest rates of 5.31% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  For those arrangements with variable interest rates, the rates are based on either the prime rate or LIBOR plus an applicable margin.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a one percent increase in our applicable rate would reduce annual pretax earnings by $1.6 million.

        Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2009.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of March 31, 2009, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

        The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  While fuel prices declined during the current quarter, compared with the same period 2008, we cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases.  As of March 31, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

        In addition, there were no changes in our internal control over financial reporting during our first three months of 2009 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

        Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29th day of April, 2009.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and
Administration, Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer