Form 10-Q
period 2009-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2009-07-31
CIK 728535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

www.jbhunt.com

(Registrant’s web site)

Indicate by check mark whether the registrant  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2009 was 126,845,471.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2009

Part I.   Financial Information

ITEM 1.  FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Operating revenues, excluding fuel surcharge revenues	$702,986	$763,303	$1,366,639	$1,487,474
Fuel surcharge revenues	66,798	214,036	125,980	368,248
Total operating revenues	769,784	977,339	1,492,619	1,855,722

Operating expenses:
Rents and purchased transportation	336,569	377,433	635,991	708,108
Salaries, wages and employee benefits	192,933	220,961	385,279	434,596
Fuel and fuel taxes	62,712	157,637	121,942	291,639
Depreciation and amortization	47,094	50,728	94,457	101,267
Operating supplies and expenses	38,665	40,965	74,292	77,762
Insurance and claims	13,858	14,262	25,709	32,064
General and administrative expenses, net of asset dispositions	19,401	8,584	27,847	18,114
Operating taxes and licenses	7,022	8,120	13,917	16,173
Communication and utilities	4,439	4,604	9,104	9,898
Total operating expenses	722,693	883,294	1,388,538	1,689,621
Operating income	47,091	94,045	104,081	166,101
Interest income	132	257	286	500
Interest expense	7,637	10,322	14,547	22,072
Equity in loss of affiliated company	223	1,023	848	1,878
Earnings before income taxes	39,363	82,957	88,972	142,651
Income taxes	15,314	32,353	34,165	55,634
Net earnings	$24,049	$50,604	$54,807	$87,017

Weighted average basic shares outstanding	126,346	125,047	126,213	124,852

Basic earnings per share	$0.19	$0.40	$0.43	$0.70

Weighted average diluted shares outstanding	129,364	128,476	128,962	128,195

Diluted earnings per share	$0.19	$0.39	$0.42	$0.68

Dividends declared per common share	$0.11	$0.10	$0.22	$0.20

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$3,570	$2,373
Trade accounts receivable, net	308,313	280,614
Assets held for sale	18,018	17,843
Prepaid expenses and other	56,333	95,457
Total current assets	386,234	396,287
Property and equipment, at cost	2,165,261	2,169,893
Less accumulated depreciation	750,704	783,363
Net property and equipment	1,414,557	1,386,530
Other assets	20,095	10,636
	$1,820,886	$1,793,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$61,500	$118,500
Trade accounts payable	173,125	196,059
Claims accruals	19,408	18,095
Accrued payroll	39,389	33,156
Other accrued expenses	46,540	31,995
Deferred income taxes	10,048	10,083
Total current liabilities	350,010	407,888

Long-term debt	586,700	515,000
Other long-term liabilities	31,075	30,490
Deferred income taxes	275,962	311,064
Stockholders’ equity	577,139	529,011
	$1,820,886	$1,793,453

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30
	2009	2008

Cash flows from operating activities:
Net earnings	$54,807	$87,017
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	94,457	101,267
Share-based compensation	9,499	6,025
(Gain)/loss on sale of revenue equipment and other	2,284	(574)
Impairment on assets held for sale	10,284	—
Provision for deferred income taxes	(35,137)	(2,048)
Equity in loss of affiliated company	848	1,878
Changes in operating assets and liabilities:
Trade accounts receivable	(27,933)	(49,656)
Income tax payable	15,706	(2,865)
Other assets	38,462	42,663
Trade accounts payable	(19,320)	10,861
Claims accruals	1,313	(67)
Accrued payroll and other accrued expenses	5,368	9,010
Net cash provided by operating activities	150,638	203,511

Cash flows from investing activities:
Additions to property and equipment	(184,967)	(157,384)
Net proceeds from sale of equipment	50,275	46,984
Net distributions of available for sale investments	735	4,139
Changes in other assets	(9,648)	(83)
Net cash used in investing activities	(143,605)	(106,344)

Cash flows from financing activities:
Payments on long-term debt	(7,000)	(7,000)
Net borrowings/(repayments) on revolving lines of credit and other	18,087	(93,922)
Stock option exercises and other	4,353	4,456
Tax benefit on stock options exercised	6,466	10,549
Dividends paid	(27,742)	(24,947)
Net cash used in financing activities	(5,836)	(110,864)
Net increase/(decrease) in cash and cash equivalents	1,197	(13,697)
Cash and cash equivalents at beginning of period	2,373	14,957
Cash and cash equivalents at end of period	$3,570	$1,260

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,919	$22,130
Income taxes	$47,635	$49,918

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

Impairment of Long-lived Assets and Assets Held for Sale

In June 2009, we entered into a plan to sell approximately 700 tractors, the majority of which were operating in our JBI and DCS segments.  We reclassified the net book value of this equipment from net property and equipment to assets held for sale in our June 30, 2009 Balance Sheet and discontinued recording depreciation expense for these assets held for sale.  We recorded a pretax charge of $10.3 million to reduce the carrying value of these assets to estimated fair value, less cost to sell.  These impairment charges are included in “general and administrative expenses, net of asset dispositions” in our Condensed Consolidated Statements of Earnings and are reflected in our applicable business segments’ final results.

Recent Accounting Pronouncements

We adopted the provisions of Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) for nonfinancial assets and liabilities effective January 1, 2009.  Adoption of FSP 157-2 increased our disclosures regarding fair value instruments, but did not have an effect on our operating income or net earnings.  See Note 7, Fair Value Measurements, for more discussion.

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165, Subsequent Events, (FAS 165), which is effective for us during the second quarter 2009.  FAS 165 sets forth the circumstances and the period after the balance sheet date for which an entity should evaluate events for recognition or disclosure in our financial statements.  In addition, FAS 165 identifies the disclosures that an entity should make about such events.  We adopted this statement for the second quarter ended 2009 and have evaluated subsequent events from June 30, 2009 through July 31, 2009 in accordance with the statement.  Adoption of FAS 165 did not have an effect on our financial results.

2.              Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options or unvested restricted share units exercised or converted their holdings into common stock.  The dilutive effect of restricted share units and stock options was 3.0 million shares during the second quarter 2009, compared to 3.4 million shares during second quarter 2008.  During the six months ended June 30, 2009 and June 30, 2008, the dilutive effect of restricted share units and stock options was 2.7 million shares and 3.3 million shares, respectively.

3.              Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Restricted share units:
Pretax compensation expense	$4,131	$2,225	$8,351	$4,391
Tax benefit	1,586	868	3,207	1,712
Restricted share unit expense, net of tax	$2,545	$1,357	$5,144	$2,679
Stock options:
Pretax compensation expense	$812	$990	$1,148	$1,634
Tax benefit	312	386	441	637
Stock option expense, net of tax	$500	$604	$707	$997

As of June 30, 2009, we had $34.7 million and $9.3 million of total unrecognized compensation expense related to restricted share units and nonstatutory stock options, respectively, which is expected to be recognized over the remaining weighted-average period of 2.1 years for restricted share units and 1.8 years for stock options.  During the six months ended June 30, 2009, we issued 25,261 shares for vested restricted share units and 776,975 shares as a result of stock option exercises.

4.              Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	June 30, 2009	December 31, 2008
Revolving lines of credit	$186.7	$165.0
Senior notes	400.0	400.0
Term loan	61.5	68.5
Less current portion of long-term debt	(61.5)	(118.5)
Total long-term debt	$586.7	$515.0

Revolving Lines of Credit

At June 30, 2009, we were authorized to borrow up to $350 million under a revolving line of credit, which expires in March 2012 and is supported by a credit agreement with a group of banks.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At June 30, 2009, we had $186.7 million outstanding at an average interest rate of 1.13% under this agreement.

Effective June 29, 2009, we terminated a $75 million accounts receivable securitization facility.  Concurrent with this termination, we dissolved a wholly-owned subsidiary called JBH Receivables LLC, which was formed in July 2006 as a bankruptcy remote entity associated with the accounts receivable securitization facility.

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

Term Loan

Our $100 million term loan facility, which matures in September 2009, was arranged in connection with our purchase of used, dry-van trailers and is collateralized by a security interest in the trailing equipment.  Stated interest on this facility is a 3-month LIBOR variable rate.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement to effectively convert this floating rate debt to a fixed rate basis of 5.85%.  The swap expires in September 2009, when the related term loan is due.  At June 30, 2009, we had $61.5 million outstanding under this agreement.

Our revolving line of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2009.

5.              Capital Stock

On April 30, 2009, our Board of Directors declared a regular quarterly dividend of $0.11 per common share, which was paid on May 29, 2009, to stockholders of record on May 15, 2009.  On July 16, 2009, our Board of Directors declared a regular quarterly dividend of $0.11 per common share, payable on August 14, 2009, to stockholders of record on July 31, 2009.

6.              Comprehensive Income

Comprehensive income includes changes in the fair value of our interest rate swap, which qualifies for hedge accounting.  A reconciliation of net earnings and comprehensive income follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net earnings	$24,049	$50,604	$54,807	$87,017
Unrealized gain/(loss) on derivative instruments, net of income taxes	344	786	747	(34)
Comprehensive income	$24,393	$51,390	$55,554	$86,983

7.              Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

Statement of Financial Standards No. 157, Fair Value Measurements, (FAS 157) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for evaluating such assumptions, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value as follows:

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

The following are assets and liabilities measured at fair value at June 30, 2009 (in millions):

	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs Assets/(Liabilities) (Level 2)
Available-for-sale investments	$—	$1.3
Trading investments	8.0	—
Assets held for sale	—	18.0
Interest rate swap	—	(0.7)

The carrying amounts and estimated fair values, based on their net present value, of our long-term debt at June 30, 2009, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Revolving line of credit	$186.7	$186.7
Senior notes	400.0	340.9
Term loan	61.5	61.3

The carrying amounts of all other instruments at June 30, 2009, approximate their fair value due to the short maturity of these instruments.

8.              Income Taxes

Our effective income tax rate was 38.9% for the three month period ended June 30, 2009 and 38.4% for the six month period ended June 30, 2009, compared with 39.0% for the three and six month periods ended June 30, 2008.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.  The 2009 effective income tax rate reflects changes in estimates of state income taxes and nontaxable and nondeductible items as they relate to expected annual income.

At June 30, 2009, we had a total of $15.0 million in gross unrecognized tax benefits, which is a component of other long-term liabilities on our balance sheet. Of this amount, $9.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $2.7 million at June 30, 2009.

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

10.       Business Segments

We reported four distinct business segments during the three and six months ended June 30, 2009.  These segments included: Intermodal (JBI), Dedicated Contract Services (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS).  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2008.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of June 30
	2009	2008
JBI	$855	$781
DCS	431	421
JBT	353	493
ICS	32	26
Other (includes corporate)	150	139
Total	$1,821	$1,860

	Operating Revenues
	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
JBI	$425	$496	$816	$933
DCS	174	243	354	472
JBT	108	192	210	377
ICS	68	53	125	91
Inter-segment eliminations	(5)	(7)	(12)	(17)
Total	$770	$977	$1,493	$1,856

	Operating Income (Loss)
	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
JBI	$38.8	$66.2	$80.1	$118.0
DCS	8.1	22.2	25.4	40.5
JBT	(4.0)	3.4	(9.8)	3.3
ICS	4.2	2.3	8.3	4.2
Other (includes corporate)	0.0	(0.1)	0.1	0.1
Total	$47.1	$94.0	$104.1	$166.1

	Depreciation and Amortization Expense
	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
JBI	$15.8	$14.2	$30.6	$27.4
DCS	15.4	17.1	31.4	34.4
JBT	13.2	16.7	27.3	33.9
ICS	0.0	0.0	0.1	0.0
Other (includes corporate)	2.7	2.7	5.1	5.6
Total	$47.1	$50.7	$94.5	$101.3

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

GENERAL

We are one of the largest surface transportation companies in North America.  We operate four distinct, but complementary, business segments and provide a wide range of transportation services to a diverse group of customers throughout the continental United States, Canada and Mexico.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  Our DCS segment offers services that generally are not provided by common truckload carriers or intermodal.  Such services include specialized equipment, on site management and final-mile-delivery services.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30.

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

Segments

We operated four segments during the second quarter 2009.  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

	Summary of Operating Segment Results For the Three Months Ended June 30 (in millions)
	Operating Revenues			Operating Income (Loss)
	2009	2008	% Change	2009	2008
JBI	$425	$496	(14)%	$38.8	$66.2
DCS	174	243	(28)	8.1	22.2
JBT	108	192	(44)	(4.0)	3.4
ICS	68	53	28	4.2	2.3
Other (includes corporate)	0	0	0	0.0	(0.1)
Subtotal	775	984	(21)%	47.1	94.0
Inter-segment eliminations	(5)	(7)	18	—	—
Total	$770	$977	(21)%	$47.1	$94.0

Our total consolidated operating revenues decreased to $770 million for the second quarter 2009, a 21% decrease from the $977 million for the second quarter 2008.  Lower fuel prices resulted in fuel surcharge revenues of $66.8 million during the current quarter, compared with $214.0 million in 2008.  If fuel surcharge revenues were excluded from both periods, the decrease of 2009 revenue from 2008 was 8%.  The decreased level of revenue, excluding fuel surcharge, was primarily attributable to lower load volumes in our DCS and JBT segments, partially offset by higher volumes in our JBI and ICS segments.  The significant decline in JBT revenues was primarily a result of our ongoing long-term strategy to reduce the size of the segment’s tractor fleet and due to weaker demand brought about by the current economic recession.  The total company-owned tractor fleet declined from 9,611 units at June 30, 2008 to 8,275 units at June 30, 2009, with reductions primarily in the JBT segment.  Containers and trailers grew from 60,290 to 62,471.  The growth in trailing equipment was primarily to support additional intermodal business.

JBI segment revenue decreased 14%, to $425 million during the second quarter 2009, compared with $496 million in 2008.  This decrease in segment revenue was primarily the result of decreases in fuel prices and resulting lower fuel surcharges.  JBI revenue increased 1% over the comparable prior year quarter when the impact of fuel surcharges is excluded.  A 3% decrease in price and length of haul from second quarter 2008 was offset by an 8% increase in volumes, resulting in the increase in revenues, excluding fuel surcharges.  Operating income of the JBI segment declined to $38.8 million in the second quarter 2009, from $66.2 million in 2008, primarily due to the lower revenue levels, as well as a $6.6 million pretax charge to write down the value of certain tractors held for sale, as discussed further in the Consolidated Operating Expenses section.

DCS segment revenue decreased 28%, to $174 million in 2009, from $243 million in 2008.  Excluding fuel surcharges, revenue declined 17% compared to the second quarter 2008, primarily due to fleet reductions in response to changes in our customers’ business demands.  Average truck count declined by 429 units from 2008.  Operating income of our DCS segment decreased to $8.1 million in 2009, from $22.2 million in 2008.  The decline in operating income was primarily due to reduced volume, a $3.7 million pretax charge to write down the value of certain tractors held for sale and approximately $4.3 million of costs for new contract start-ups and related implementation expenses, as discussed further in the Consolidated Operating Expenses section.

JBT segment revenue totaled $108 million for the second quarter 2009, a decrease of 44% from the $192 million in the second quarter 2008.  This decrease in revenue was primarily a result of reducing our tractor fleet according to customer demand and market conditions.  At the end of the second quarter, the fleet size declined 16%, or 599 units, compared to the second quarter 2008, as a result of our continued efforts to right-size our fleet.  Rate per loaded mile, excluding fuel surcharges, decreased by 9.0%, compared to the prior year period.  JBT operated at a loss of $4.0 million during the second quarter 2009, compared to operating income of $3.4 million in the second quarter 2008.  This decrease in operating income was primarily the result of decreased revenue and higher maintenance costs due to an aging tractor fleet.

ICS segment revenue grew 28%, to $68 million in the second quarter 2009, from $53 million in the second quarter 2008, which was attributable to a 28% increase in loads from new and existing customers.  Operating expenses increased 82% from the second quarter 2008, primarily due to employee count growth throughout 2008 and 2009.  In addition, purchased transportation expense increased due to volume growth.  Our ICS staff count grew 99%, from the second quarter 2008 to second quarter 2009.  Operating income of our ICS segment increased to $4.2 million, from $2.3 million in 2008 primarily due to the volume growth in this segment.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2009	2008	2009 vs. 2008
Total operating revenues	100.0%	100.0%	(21.2)%
Operating expenses:
Rents and purchased transportation	43.7	38.6	(10.8)
Salaries, wages and employee benefits	25.1	22.6	(12.7)
Fuel and fuel taxes	8.1	16.1	(60.2)
Depreciation and amortization	6.1	5.2	(7.2)
Operating supplies and expenses	5.0	4.2	(5.6)
Insurance and claims	1.8	1.5	(2.8)
General and administrative expenses, net of asset dispositions	2.6	0.9	126.0
Operating taxes and licenses	0.9	0.8	(13.5)
Communication and utilities	0.6	0.5	(3.6)
Total operating expenses	93.9	90.4	(18.2)
Operating income	6.1	9.6	(49.9)
Interest income	0.0	0.0	(48.6)
Interest expense	1.0	1.1	(26.0)
Equity in loss of affiliated company	0.0	0.0	(78.2)
Earnings before income taxes	5.1	8.5	(52.6)
Income taxes	2.0	3.3	(52.7)
Net earnings	3.1%	5.2%	(52.5)%

Total operating expenses decreased 18.2% and operating revenues decreased 21.2%, during the second quarter 2009, from the comparable period 2008.  Changes in fuel costs and fuel surcharge revenues can have an impact on the comparison of revenues and costs between reporting periods.  Operating income declined to $47.1 million during the second quarter 2009, from $94.0 million in 2008.

Rents and purchased transportation costs decreased 10.8% in 2009.  This decrease is primarily the result of the lower cost of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense.  This decrease was partially offset by an increase in load volume in our JBI and ICS segments.

Salaries, wages and employee benefit costs decreased 12.7% in 2009 compared with 2008.  This decrease was primarily related to reductions in the number of company drivers in our DCS and JBT segments, due to the reduction in business demand and freight movement.

Fuel costs decreased 60.2% in 2009, compared with 2008.  Our fuel cost per gallon during the current quarter decreased 49% due to the steep decline in fuel prices, compared with the second quarter 2008.  We have fuel surcharge programs in place with the majority of our customers.  These programs typically involve a specified computation based on the change in national, regional or local fuel prices.  While these programs may incorporate fuel cost changes as frequently as weekly, most also reflect a specified miles per gallon factor and require a certain minimum change in fuel costs (e.g., $0.05 per gallon) to trigger a change in fuel surcharge revenue.  As a result, some of these programs have a timing lag between when fuel costs change and when this change is reflected in revenues.  For such programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

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

Depreciation and amortization expense decreased 7.2% in 2009, which was primarily the result of the reduction in the size of our tractor fleet.  Operating supplies and expenses decreased 5.6%, primarily due to lower travel expenses, compared with the second quarter 2008.  Insurance and claims expense decreased 2.8% for 2009 compared with 2008, primarily due to fewer claims incidents and lower severity of self-insured claims.  Operating taxes and licenses decreased by 13.5% due to the decrease in the total company-owned tractor fleet.

General and administrative expenses increased 126.0% for the current quarter from the comparable period in 2008, primarily as a result of the $10.3 million pretax charge to write down to estimated fair value certain tractors that have been designated as held for sale.  The held-for-sale plan was initiated due to a change in our actual and targeted new DCS business as well as to upgrade the JBI dray fleet.  In addition to the equipment write-down, we incurred approximately $4.3 million of costs related to certain significant new contract start-ups in our DCS segment.  Such implementation costs include items such as driver hiring and training, travel and equipment repositioning, and investments to establish necessary infrastructure.  Net losses from sale of revenue equipment were $0.1 million in 2009, compared with net gains of $0.4 million in 2008.

Net interest expense decreased 26% in 2009, due to a reduction in debt levels and lower interest rates.  We continue to use operating cash flows to pay down debt and have reduced total debt to $648 million at June 30, 2009 from $825 million at June 30, 2008.

The “equity in loss of affiliated company” item on our Condensed Consolidated Statement of Earnings reflects our share of the operating results of Transplace, Inc. (TPI).

Our effective income tax rate was 38.9% for the second quarter and 38.4% for the six months ended June 2009, as compared to 39.0% for the second quarter and the six months ended 2008.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

	Summary of Operating Segment Results For the Six Months Ended June 30 (in millions)
	Operating Revenues			Operating Income (Loss)
	2009	2008	% Change	2009	2008
JBI	$816	$933	(13)%	$80.1	$118.0
DCS	354	472	(25)	25.4	40.5
JBT	210	377	(44)	(9.8)	3.3
ICS	125	91	38	8.3	4.2
Other (includes corporate)	0	0	0	0.1	0.1
Subtotal	1,505	1,873	(20)%	104.1	166.1
Inter-segment eliminations	(12)	(17)	27	—	—
Total	$1,493	$1,856	(20)%	$104.1	$166.1

Our total consolidated operating revenues decreased to $1,493 million for the first six months 2009, a 20% decrease from the $1,856 million for the comparable period 2008.  Lower fuel prices resulted in fuel surcharge revenues of $125.9 million during the first six months 2009, compared with $368.2 million in 2008.  If fuel surcharge revenues were excluded from both periods, the decrease of 2009 revenue from 2008 was 8.1%.  The decreased level of revenue, excluding fuel surcharge, was primarily attributable to lower load volume in our DCS and JBT segments, partially offset by higher volumes in our JBI and ICS segments.  The significant decline in JBT revenues was primarily a result of our ongoing long-term strategy to reduce the size of the segment’s tractor fleet and weaker demand brought about by the current economic recession.  The total company-owned tractor fleet declined from 9,611 units at June 30, 2008 to 8,275 units at June 30, 2009, with reductions primarily in the JBT segment.  Containers and trailers grew from 60,290 to 62,471.  The growth in trailing equipment was primarily to support additional intermodal business.

JBI segment revenue decreased 13%, to $816 million during the first six months 2009, compared with $933 million in 2008.  This decrease in revenue was primarily a result of the reduction in fuel costs and fuel surcharge revenue partly offset by a 7% growth in overall load volume.  Operating income of the JBI segment declined to $80.1 million in the first six months 2009, from $118.0 million in 2008, primarily due to decreased revenue and declining length of haul, as well as a pretax charge to write down the fair value of certain assets held for sale in the second quarter 2009.

DCS segment revenue decreased 25%, to $354 million in 2009, from $472 million in 2008.  This decrease in DCS segment revenue is partly due to decreased fuel surcharges due to lower costs of fuel and fewer loads.  Excluding fuel surcharges, revenue declined 15% compared to the first six months 2008, primarily due to the decline in the average truck count of 401 units.  The lower truck count reflects fleet reductions in response to changes in customers’ business demands.  Operating income of our DCS segment decreased to $25.4 million in 2009, from $40.5 million in 2008.  The decline in operating income was due to decreased demand, as well as increased implementation expenses related to new business and the pretax charge to write down the fair value of certain assets held for sale.

JBT segment revenue totaled $210 million for the first six months 2009, a decrease of 44% from $377 million in the same period in 2008.  This decrease in revenue was primarily a result of a 31% decrease in loads hauled, compared to the same period a year ago, as demand was less in 2009.  At the end of the first six months 2009, the fleet size declined 16%, or 599 units, compared to the first six months 2008.  Rate per loaded mile, excluding fuel surcharges, decreased by 6%, compared to the prior year period.  Our JBT segment operating loss was $9.8 million during the first six months 2009, down from $3.3 million of operating income in 2008.  The operating loss was the result of decreased revenue, lower tractor utilization and higher maintenance costs.

ICS segment revenue grew 38%, to $125 million in 2009, from $91 million in 2008, which was attributable to increases in load volume from both new and existing customers.  Operating income of our ICS segment increased to $8.3 million, from $4.2 million in 2008, due to volume growth as our third-party carrier base grew 9% to over 21,500 carriers by quarter end.  Our ICS employee count increased 75% during the first six months 2009, compared with 2008, which was largely in sales and operations.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2009	2008	2009 vs. 2008
Total operating revenues	100.0%	100.0%	(19.6)%
Operating expenses:
Rents and purchased transportation	42.6	38.2	(10.2)
Salaries, wages and employee benefits	25.8	23.4	(11.3)
Fuel and fuel taxes	8.2	15.7	(58.2)
Depreciation and amortization	6.3	5.5	(6.7)
Operating supplies and expenses	5.0	4.2	(4.5)
Insurance and claims	1.7	1.7	(19.8)
General and administrative expenses, net of asset dispositions	1.9	0.9	53.7
Operating taxes and licenses	0.9	0.9	(13.9)
Communication and utilities	0.6	0.5	(8.0)
Total operating expenses	93.0	91.0	(17.8)
Operating income	7.0	9.0	(37.3)
Interest income	0.0	0.0	(42.8)
Interest expense	0.9	1.2	(34.1)
Equity in loss of affiliated company	0.1	0.1	(54.8)
Earnings before income taxes	6.0	7.7	(37.6)
Income taxes	2.3	3.0	(38.6)
Net earnings	3.7%	4.7%	(37.0)%

Total operating expenses decreased 17.8% and operating revenues decreased 19.6%, during the first six months 2009, from the comparable period of 2008.  Changes in fuel costs and fuel surcharge revenues can have an impact on the comparison of revenues and costs between reporting periods.  Operating income declined to $104.1 million during the first six months 2009, from $166.1 million in 2008.

Rents and purchased transportation costs decreased 10.2% in 2009.  This decrease was a direct result of decreases in the cost of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense.  This decrease was partially offset by an increase of outsourced freight through our JBI and ICS segments.

Salaries, wages and employee benefit costs decreased 11.3% in 2009 from 2008.  This decrease was primarily related to reductions in the number of drivers in our DCS and JBT segments, due to the reduction in business demand and freight movement.

Fuel costs decreased 58.2% in 2009, compared with 2008 due to lower cost per gallon.  Our fuel cost per gallon during the first six months 2009 decreased nearly 47% due to the decline in fuel prices.  As previously discussed, changes in fuel prices impact our fuel costs and results of operations.

Depreciation and amortization expense decreased 6.7% in 2009, which was primarily the result of the reduction in our tractor fleet.  Operating supplies and expenses decreased 4.5%, primarily due to lower travel expenses, compared with the first six months 2008.  Insurance and claims expense decreased 19.8% for 2009 compared with 2008, primarily due to lower collision claims incidents and lower liability insurance claims.  Operating taxes and licenses decreased by 13.9% due to the decrease in miles and freight demand, as well as a reduction in tractor units.

General and administrative expenses increased 53.7% in 2009 from the comparable period in 2008, primarily as a result of the $10.3 million pretax charge to write down the fair value of certain assets held for sale and implementation charges for new business.  This increase was partially offset by decreases in driver recruiting expenses.  Net gains from the sale of revenue equipment were $0.1 million in 2009, compared with $0.7 million in 2008.

Net interest expense decreased 34% in 2009, primarily due to reduced debt levels and lower interest rates.  Total debt decreased to $648 million at June 30, 2009, from $825 million at June 30, 2008.

The “equity in loss of affiliated company” item on our Condensed Consolidated Statement of Earnings reflects our share of the operating results of TPI.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $151 million during the first six months of 2009, compared with $204 million for the same period 2008.  Operating cash flows decreased primarily due to lower earnings and changes in the timing of payments to vendors.  This decrease in cash flows was partially offset by a change in the timing of collection of accounts receivable as well as a reduction in the amount of taxes payable.  Net cash used in investing activities totaled $144 million in 2009, compared with $106 million in 2008.  The higher level of cash used in investing activities in 2009 primarily related to implementation costs and investing in new start-up DCS business, as well as expanding our container fleet.  This increase was partially offset by proceeds on asset sales through further execution of our strategy of reduced investment in the asset-based operations of our JBT segment.  Net cash used in financing activities decreased to $6 million on 2009, compared with $111 million in 2008, as a result of our decreased net payments on outstanding debt during the comparable period.  The decrease in financing activity outflows was partially offset by an increase in our quarterly dividend payment.

Debt and Liquidity Data

	June 30, 2009	December 31, 2008	June 30, 2008
Working capital ratio	1.10	0.97	0.93
Current portion of debt (millions)	$61.5	$118.5	$209.0
Total debt (millions)	$648.2	$633.5	$824.7
Total debt to equity ratio	1.12	1.20	1.93
Total debt to capital ratio	0.53	0.54	0.66

Liquidity

Our need for capital has typically resulted from the acquisition of intermodal containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment with new, late model equipment.  We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances.  We have also periodically utilized operating leases to acquire revenue equipment.  At June 30, 2009, the operating leases outstanding are primarily for facilities, none of which contain any guaranteed residual value clauses.

At June 30, 2009, we were authorized to borrow up to $350 million under a revolving line of credit, which expires in March 2012 and is supported by a credit agreement with a group of banks.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At June 30, 2009, we had $186.7 million outstanding at an average interest rate of 1.13% under this agreement.

Effective June 29, 2009, we terminated a $75 million accounts receivable securitization facility, which previously provided a second revolving line of credit that we determined was no longer necessary.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2009.

We believe that our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of June 30, 2009 Amounts Due by Period (in millions)
	Total	One Year Or Less	Two to Three Years	Four to Five Years	After Five Years
Operating leases	$10	$3	$4	$2	$1
Debt payments	648	61	387	100	100
Interest payments on debt (1)	78	26	36	15	1
Commitments to acquire revenue equipment and facilities	199	199	0	0	0
Total	$935	$289	$427	$117	$102

(1)   Interest payments on debt are based on the debt balance and applicable rate, adjusted for any swaps, at June 30, 2009.

Our net capital expenditures were approximately $142 million during the first six months of 2009, compared with $110 million for the same period 2008.  The $142 million of net capital expenditures includes net additions to revenue equipment and non-revenue producing assets, including those recorded in “Other Assets” in our Condensed Consolidated Balance Sheets that are necessary to contribute to and support the future growth of our various business segments.  Capital expenditures in 2009 were primarily for tractor trades, additional intermodal containers, chassis, and other trailing equipment.  We are currently committed to spend approximately $155 million during the remainder of 2009, net of $49 million of expected sales proceeds from equipment dispositions.  We expect to spend approximately $297 million for net capital expenditures during calendar year 2009.  The table above excludes $17.7 million of potential liabilities, including interest and penalties, for uncertain tax positions as we are unable to reasonably estimate the ultimate timing of settlement.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases primarily for facilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $648 million of debt outstanding at June 30, 2009, including our revolving line of credit, term loan facility, and senior notes issuances.  We currently have an interest rate swap agreement which effectively converts the amounts outstanding of our $100 million variable rate term loan facility to a fixed rate basis.  Additionally, our senior notes have fixed interest rates of 5.31% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  For our revolving line of credit, rates are based on either the prime rate or LIBOR plus an applicable margin.  Our earnings are affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a one percent increase in our applicable rate would reduce annual pretax earnings by $1.9 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2009.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of June 30, 2009, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which fuel price levels will fluctuate in the future or the extent to which fuel surcharges could be collected to offset such changes.  As of June 30, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first six months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on April 30, 2009.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  Our board of directors is divided into three classes.  Three Class II directors were elected at this Shareholders’ Meeting.  The matters voted upon at the meeting and vote tabulations are indicated below:

	Votes
	For	Against	Abstained

Election of three (3) Class II Directors for a term of one (1) year	118,999,578	0	1,683,280

Ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 calendar year	120,418,173	247,005	17,680

There was no solicitation in opposition to our nominees for Directors as listed in the proxy statement and no nominee received less than 98.6% of the shares voted.  No additional business or other matters came before the meeting or any adjournment thereof.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 31st day of July, 2009.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

BY:	/s/ Jerry W. Walton
Jerry W. Walton
Executive Vice President, Finance and Administration, Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller, Chief Accounting Officer