Form 10-Q
period 2009-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2009-10-28
CIK 728535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

479-820-0000
(Registrant's telephone number, including area code)

www.jbhunt.com
(Registrant's web site)

Indicate by check mark whether the registrant  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes    X        No  __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   __        No  __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   X       Accelerated filer ___    Non-accelerated filer ___     Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   __       No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2009 was 127,137,339.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q
For The Quarterly Period Ended September 30, 2009

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Operating revenues, excluding fuel surcharge revenues	$740,697	$770,656	$2,107,337	$2,258,130
Fuel surcharge revenues	93,052	225,778	219,032	594,026
Total operating revenues	833,749	996,434	2,326,369	2,852,156

Operating expenses:
Rents and purchased transportation	365,057	400,641	1,001,048	1,108,749
Salaries, wages and employee benefits	203,446	217,194	588,725	651,790
Fuel and fuel taxes	72,510	143,028	194,452	434,667
Depreciation and amortization	47,098	50,666	141,555	151,934
Operating supplies and expenses	40,398	41,924	114,690	119,686
Insurance and claims	12,316	13,860	38,024	45,924
General and administrative expenses, net of asset dispositions	10,232	10,214	38,082	28,328
Operating taxes and licenses	6,984	7,985	20,901	24,158
Communication and utilities	4,754	4,656	13,857	14,553
Total operating expenses	762,795	890,168	2,151,334	2,579,789
Operating income	70,954	106,266	175,035	272,367
Interest income	119	214	405	713
Interest expense	6,427	9,694	20,974	31,766
Equity in (income)/loss of affiliated company	(229)	247	619	2,125
Earnings before income taxes	64,875	96,539	153,847	239,189
Income taxes	24,912	36,239	59,077	91,872
Net earnings	$39,963	$60,300	$94,770	$147,317

Weighted average basic shares outstanding	127,073	125,907	126,503	125,206

Basic earnings per share	$0.31	$0.48	$0.75	$1.18

Weighted average diluted shares outstanding	129,819	129,042	129,251	128,480

Diluted earnings per share	$0.31	$0.47	$0.73	$1.15

Dividends declared per common share	$0.11	$0.10	$0.33	$0.30

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$4,711	$2,373
Trade accounts receivable, net	340,330	280,614
Assets held for sale	11,402	17,843
Prepaid expenses and other	45,459	95,457
Total current assets	401,902	396,287
Property and equipment, at cost	2,181,247	2,169,893
Less accumulated depreciation	745,335	783,363
Net property and equipment	1,435,912	1,386,530
Other assets	20,281	10,636
	$1,858,095	$1,793,453

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current debt	$0	$118,500
Trade accounts payable	180,712	196,059
Claims accruals	16,787	18,095
Accrued payroll	46,777	33,156
Other accrued expenses	10,398	31,995
Deferred income taxes	13,859	10,083
Total current liabilities	268,533	407,888

Long-term debt	625,800	515,000
Other long-term liabilities	30,201	30,490
Deferred income taxes	325,907	311,064
Stockholders' equity	607,654	529,011
	$1,858,095	$1,793,453

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30
	2009	2008
Cash flows from operating activities:
Net earnings	$94,770	$147,317
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	141,555	151,934
Share-based compensation	12,418	8,644
(Gain)/loss on sale of revenue equipment and other	7,061	(377)
Impairment on assets held for sale	10,284	0
Benefit from deferred income taxes	18,619	29,486
Equity in loss of affiliated company	619	2,125
Changes in operating assets and liabilities:
Trade accounts receivable	(59,833)	(47,038)
Income tax payable	(14,750)	(9,960)
Other assets	48,080	57,069
Trade accounts payable	(15,831)	292
Claims accruals	(1,309)	282
Accrued payroll and other accrued expenses	6,477	9,904
Net cash provided by operating activities	248,160	349,678

Cash flows from investing activities:
Additions to property and equipment	(281,740)	(201,045)
Net proceeds from sale of equipment	80,433	78,663
Net distributions of available for sale investments	2,005	5,456
Changes in other assets	(9,573)	(378)
Net cash used in investing activities	(208,875)	(117,304)

Cash flows from financing activities:
Payments on long-term debt	(68,500)	(10,500)
Net borrowings/(repayments) on revolving lines of credit and other	61,285	(217,870)
Stock option exercises and other	4,644	6,543
Tax benefit on stock options exercised	7,326	14,485
Dividends paid	(41,702)	(37,539)
Net cash used in financing activities	(36,947)	(244,881)
Net increase/(decrease) in cash and cash equivalents	2,338	(12,507)
Cash and cash equivalents at beginning of period	2,373	14,957
Cash and cash equivalents at end of period	$4,711	$2,450

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,918	$37,783
Income taxes	$48,647	$58,124

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

Impairment of Long-lived Assets and Assets Held for Sale

In June 2009, we entered into a plan to sell approximately 700 tractors, the majority of which were operating in our JBI and DCS segments.  We reclassified the net book value of this equipment from net property and equipment to assets held for sale and discontinued recording depreciation expense for these assets held for sale.  We recorded a pretax charge of $10.3 million to reduce the carrying value of these assets to estimated fair value, less cost to sell.  These impairment charges are included in “general and administrative expenses, net of asset dispositions” in our Condensed Consolidated Statements of Earnings and are reflected in our applicable business segments’ final results.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a Codification of FASB Accounting Standards and the Hierarchy of GAAP, which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB.  SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants.  The Codification became effective for us beginning July 1, 2009. The Codification is not intended to change or alter existing GAAP and accordingly, it did not impact our results of operations, cash flows or financial position.  We have adjusted historical GAAP references in this quarterly report and will adjust future filings to reflect authoritative guidance included in the Codification.

In May 2009, the FASB issued authoritative guidance related to subsequent events, which became effective for us during second quarter 2009.  This guidance sets forth the circumstances and the period after the balance sheet date for which an entity should evaluate events for recognition or disclosure in its financial statements.  In addition, the guidance identifies the disclosures that an entity should make about such events.  We have evaluated subsequent events from September 30, 2009 through October 28, 2009, when the financial statements were issued, in accordance with this guidance.  Adoption did not have an effect on our financial results.

We adopted the authoritative guidance related to fair value measurements for nonfinancial assets and liabilities effective January 1, 2009.  Adoption of this guidance increased our disclosures regarding fair value instruments, but did not have an effect on our operating income or net earnings.  See Note 7, Fair Value Measurements, for more description.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options or unvested restricted share units exercised or converted their holdings into common stock.  The dilutive effect of stock options and restricted share units was 2.7 million shares during the third quarter 2009 and 3.1 million shares during the third quarter 2008.  During the nine months ended September 30, 2009 and September 30, 2008, the dilutive effect of stock options and restricted share units was 2.7 million shares and 3.3 million shares, respectively.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Restricted share units:
Pretax compensation expense	$2,107	$1,629	$10,458	$6,020
Tax benefit	809	626	4,016	2,312
Restricted share unit expense, net of tax	$1,298	$1,003	$6,442	$3,708
Stock options:
Pretax compensation expense	$812	$989	$1,960	$2,624
Tax benefit	312	380	753	1,008
Stock option expense, net of tax	$500	$609	$1,207	$1,616

As of September 30, 2009, we had $34.2 million and $7.4 million of total unrecognized compensation expense related to restricted share units and nonstatutory stock options, respectively, which is expected to be recognized over the remaining weighted-average period of 2.1 years for restricted share units and 1.6 years for stock options.  During the nine months ended September 30, 2009, we issued 221,977 shares for vested restricted share units and 888,093 shares as a result of stock option exercises.

4.    Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	September 30, 2009	December 31, 2008
Revolving line of credit	$225.8	$165.0
Senior notes	400.0	400.0
Term loan	0.0	68.5
Less current portion	(0.0)	(118.5)
Total long-term debt	$625.8	$515.0

Revolving Lines of Credit

At September 30, 2009, we were authorized to borrow up to $350 million under a revolving line of credit, which expires in March 2012 and is supported by a credit agreement with a group of banks.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At September 30, 2009, we had $225.8 million outstanding at an average interest rate of 0.99% under this agreement.

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

Term Loan

Our $100 million term loan facility, which was arranged in connection with our purchase of used, dry-van trailers, matured on September 29, 2009.    The balance at maturity of $61.5 million was paid during September 2009 reducing the balance to zero at September 30, 2009.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement that expired when the related term loan matured.

Our revolving line of credit requires us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2009.

5.	Capital Stock

On July 16, 2009, our Board of Directors declared a regular quarterly dividend of $0.11 per common share, which was paid on August 14, 2009, to stockholders of record on July 31, 2009.

6.	Comprehensive Income

Comprehensive income includes changes in the fair value of our interest rate swap, which qualifies for hedge accounting.  Our interest rate swap expired effective September 29, 2009.  A reconciliation of net earnings and comprehensive income follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net earnings	$39,963	$60,300	$94,770	$147,317
Unrealized gain (loss) on derivative instruments, net of income taxes	440	295	1,187	261
Comprehensive income	$40,403	$60,595	$95,957	$147,578

7.	Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

Current accounting standards for fair value measurements state that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability.  As a basis for evaluating such assumptions, accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3
Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions about what market participants would use in pricing the asset or liability

The following are assets and liabilities measured at fair value, based on quoted market prices (Level 1) and completed sales or market asking prices for similar assets (Level 2), at September 30, 2009 (in millions):

	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs Assets/(Liabilities) (Level 2)
Trading investments	$8.1	$--
Assets held for sale	$--	$11.4

The carrying amounts and estimated fair values, based on their net present value using market rates obtained from third parties, of our long-term debt at September 30, 2009, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Revolving line of credit	$225.8	$225.8
Senior notes	$400.0	$361.3

The carrying amounts of all other instruments at September 30, 2009, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 38.4% for the three and nine month periods ended September 30, 2009, compared with 37.5% for the three month period ended September 30, 2008 and 38.4% for the nine month period ended September 30, 2008.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.  The 2009 effective income tax rate reflects changes in estimates of state income taxes and nontaxable and nondeductible items as they relate to expected annual income.

At September 30, 2009, we had a total of $15.0 million in gross unrecognized tax benefits, which is a component of other long-term liabilities on our balance sheet. Of this amount, $9.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $2.9 million at September 30, 2009.

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

We reported four distinct business segments during the three and nine months ended September 30, 2009.  These segments included: Intermodal (JBI), Dedicated Contract Services (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS).  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2008.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of September 30
	2009	2008
JBI	$906	$803
DCS	449	397
JBT	328	440
ICS	31	26
Other (includes corporate)	144	138
Total	$1,858	$1,804

	Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
JBI	$456	$532	$1,272	$1,464
DCS	197	244	550	716
JBT	119	171	329	547
ICS	68	59	192	149
Subtotal	840	1,006	2,343	2,876
Inter-segment eliminations	(6)	(10)	(17)	(24)
Total	$834	$996	$2,326	$2,852

	Operating Income/(Loss)
	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
JBI	$49.6	$74.0	$129.7	$192.0
DCS	18.9	26.8	44.3	67.3
JBT	(0.4)	2.5	(10.3)	5.8
ICS	3.0	3.1	11.4	7.3
Other (includes corporate)	(0.1)	(0.1)	(0.1)	(0.0)
Total	$71.0	$106.3	$175.0	$272.4

	Depreciation and Amortization Expense
	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
JBI	$16.2	$14.7	$46.7	$42.1
DCS	15.7	17.1	47.2	51.5
JBT	12.4	16.2	39.7	50.1
ICS	0.1	0.0	0.1	0.0
Other (includes corporate)	2.7	2.7	7.9	8.2
Total	$47.1	$50.7	$141.6	$151.9

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

GENERAL

We are one of the largest surface transportation companies in North America.  We operate four distinct, but complementary, business segments and provide a wide range of transportation services to a diverse group of customers throughout the continental United States, Canada and Mexico.  We generate revenues primarily from the movement of freight from shippers to consignees and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  In addition, we offer services that generally are not provided by common truckload or intermodal carriers, including specialized equipment, on-site management and final-mile-delivery services.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our most current Form 10-K (Annual Report).  The four critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes.  We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.  In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report for the year ended December 31, 2008, contains a summary of our critical accounting policies.  There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report.

Segments

We operated four segments during the third quarter 2009.  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

	Summary of Operating Segment Results For the Three Months Ended September 30 (in millions)
	Operating Revenues			Operating Income/(Loss)
	2009	2008	% Change	2009	2008
JBI	$456	$532	(14)%	$49.6	$74.0
DCS	197	244	(19)	18.9	26.8
JBT	119	171	(30)	(0.4)	2.5
ICS	68	59	16	3.0	3.1
Other (includes corporate)	0	0	0	(0.1)	(0.1)
Subtotal	840	1,006	(16)%	71.0	106.3
Inter-segment eliminations	(6)	(10)	28	--	--
Total	$834	$996	(16)%	$71.0	$106.3

Our total consolidated operating revenues decreased to $834 million for the third quarter 2009, a 16% decrease from the $996 million for the third quarter 2008.  Lower fuel prices resulted in fuel surcharge revenues of $93.1 million during the current quarter, compared with $225.8 million in 2008.  If fuel surcharge revenues were excluded from both periods, the decrease of 2009 revenue from 2008 was 4%.  The total consolidated tractor fleet declined from 10,029 units in the third quarter 2008 to 9,905 units in the third quarter 2009.  Total consolidated container and trailer count grew from 61,406 to 62,471, while the JBT segment fleet decreased from 16,382 trailers at September 30, 2008 to 12,485 at September 30, 2009.  The overall growth in the consolidated trailing equipment fleet was primarily to support additional intermodal business.

JBI segment revenue decreased 14%, to $456 million during the third quarter 2009, compared with $532 million in 2008.  This decrease in segment revenue was primarily the result of decreases in fuel prices, resulting in lower fuel surcharge revenue.  JBI revenue decreased slightly over the comparable prior year quarter when the impact of fuel surcharges is excluded.  While overall load volume grew 9% during the current quarter, over the comparable period of 2008, an extremely competitive bid season resulting in lower rates, along with a 1% decrease in length of haul from the third quarter 2008 contributed to the decline in revenues.  Operating income of the JBI segment declined to $49.6 million in the third quarter 2009, from $74.0 million in 2008, primarily due to lower revenue levels.

DCS segment revenue decreased 19%, to $197 million in 2009, from $244 million in 2008.  Excluding fuel surcharges, revenue declined 8%, compared to the third quarter 2008, primarily due to fleet reductions in response to changes in our customers’ business demands.  Average truck count at our base business accounts (locations that commenced operations prior to the current calendar year) declined by approximately 19% to 3,732 units in the current quarter compared to the third quarter 2008.  Operating income of our DCS segment decreased to $18.9 million in 2009, from $26.8 million in 2008.  The decrease in operating income was primarily due to reduced volume as well as approximately $2.7 million of implementation expenses related to new business development.

JBT segment revenue totaled $119 million for the third quarter 2009, a decrease of 30% from the $171 million in the third quarter 2008.  Excluding fuel surcharges, revenue declined 21%, compared to third quarter 2008.  This decrease in revenue was primarily a result of a 10% reduction in loads hauled, compared to the same quarter a year ago, lower rates and reduced fleet size in the third quarter 2009.  Rate per loaded mile, excluding fuel surcharges, decreased sharply compared to the prior year period.  Average length-of-haul increased 4.9%, but spot rate per mile, excluding fuel surcharges, declined 18.7%.  JBT operated at a loss of $0.4 million in the third quarter 2009, compared to operating income of $2.5 million in the third quarter 2008.  Operating income declined primarily due to the decreased revenue.

ICS segment revenue grew 16%, to $68 million in the third quarter 2009, from $59 million in the third quarter 2008, which was attributable to a 76% increase in loads from new and existing customers.  Our third-party carrier base grew 38% during the current quarter to over 21,000 carriers by quarter-end.  Operating income of our ICS segment decreased slightly to $3.0 million, from $3.1 million in 2008.  This decrease in operating income was partly due to increases in salaries and wages as a result of employee growth.  Our ICS staff count grew 50% during the third quarter 2009, compared with 2008.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2009	2008	2009 vs. 2008
Total operating revenues	100.0%	100.0%	(16.3)%
Operating expenses:
Rents and purchased transportation	43.8	40.2	(8.9)
Salaries, wages and employee benefits	24.4	21.8	(6.3)
Fuel and fuel taxes	8.7	14.4	(49.3)
Depreciation and amortization	5.6	5.1	(7.0)
Operating supplies and expenses	4.8	4.2	(3.6)
Insurance and claims	1.5	1.4	(11.1)
General and administrative expenses, net of asset dispositions	1.3	1.0	0.2
Operating taxes and licenses	0.8	0.8	(12.5)
Communication and utilities	0.6	0.4	2.1
Total operating expenses	91.5	89.3	(14.3)
Operating income	8.5	10.7	(33.2)
Interest income	0.0	0.0	(44.4)
Interest expense	0.7	1.0	(33.7)
Equity in loss of affiliated company	0.0	0.0	192.7
Earnings before income taxes	7.8	9.7	(32.8)
Income taxes	3.0	3.6	(31.3)
Net earnings	4.8%	6.1%	(33.7)%

Total operating expenses decreased 14.3% and operating revenues declined 16.3%, during the third quarter 2009, from the comparable period 2008.  Changes in fuel costs and fuel surcharge revenues can have an impact on the comparison of revenues and costs between reporting periods.  Operating income decreased to $71.0 million during the third quarter 2009, from $106.3 million in the third quarter 2008.

Rents and purchased transportation costs decreased 8.9% in 2009.  This decrease was primarily the result of the lower cost of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense.  This decrease was partially offset by an increase in load volume in our JBI and ICS segments.

Salaries, wages and employee benefit costs decreased 6.3% in 2009 compared with 2008.  This decrease was primarily related to reductions in the number of company drivers in our DCS and JBT segments, caused by the reduction in business demand and freight movement.

Fuel costs decreased 49.3% in 2009, compared with 2008.  Our fuel cost per gallon during the current quarter decreased 41% due to the steep decline in fuel prices, compared with the third quarter 2008.  We have fuel surcharge programs in place with the majority of our customers.  These programs typically involve a specified computation based on the change in national, regional or local fuel prices.  While these programs may incorporate fuel cost changes as frequently as weekly, most also reflect a specified miles per gallon factor and require a certain minimum change in fuel costs (e.g., $0.05 per gallon) to trigger a change in fuel surcharge revenue.  As a result, some of these programs have a timing lag between when fuel costs change and when this change is reflected in revenues.  For such programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

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

Depreciation and amortization expense decreased 7.0%, which was primarily the result of the reduction of our tractor fleet.  Operating supplies and expenses decreased 3.6%, primarily due to lower maintenance costs and a decrease in toll costs, compared with the third quarter 2008.  Insurance and claims expense decreased 11.1% for 2009 compared with 2008, primarily due to a lower number of accidents and lower claims costs.

General and administrative expenses increased slightly for the current quarter from the comparable period in 2008, primarily as a result of an increase in facilities expense and an increase in the loss on the sale of assets.  This increase was partially offset by decreases in bad debt expense and other driver expenses.  Net losses from the sale of revenue equipment were $1.0 million in 2009, compared with $0.1 million in 2008.  Operating taxes and licenses decreased by 12.5% primarily due to the decrease in truck miles and registered equipment.

Net interest expense decreased 33.5% in 2009, due to a reduction in debt levels and lower interest rates.  We continue to use operating cash flows to pay down debt and have reduced total debt to $626 million at September 30, 2009 from $692 million at September 30, 2008.

The “equity in (income)/loss of affiliated company” item on our Condensed Consolidated Statement of Earnings reflects our share of the operating results of Transplace, Inc. (TPI).

Our effective income tax rate was 38.4% for the third quarter 2009 and for the nine months ended September 2009, as compared to 37.5% for the third quarter 2008 and 38.4% for the nine months ended September 30, 2008.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

	Summary of Operating Segment Results For the Nine Months Ended September 30 (in millions)
	Operating Revenues			Operating Income/(Loss)
	2009	2008	% Change	2009	2008
JBI	$1,272	$1,464	(13)%	$129.7	$192.0
DCS	550	716	(23)	44.3	67.3
JBT	329	547	(40)	(10.3)	5.8
ICS	192	149	29	11.4	7.3
Other (includes corporate)	0	0	0	(0.1)	0.0
Subtotal	2,343	2,876	(19)%	175.0	272.4
Inter-segment eliminations	(17)	(24)	28	--	--
Total	$2,326	$2,852	(18)%	$175.0	$272.4

Our total consolidated operating revenues decreased to $2,326 million for the nine months ended September 30, 2009, an 18% decrease from the $2,852 million for the comparable period 2008.  Significantly lower fuel prices resulted in fuel surcharge revenues of $219.0 million during the nine months ended September 30, 2009, compared with $594.0 million in 2008.  If fuel surcharge revenues were excluded from both periods, the decrease of 2009 revenue from 2008 was 6.7%.  The decreased level of revenue, excluding fuel surcharge, was primarily attributable to lower load volume in our DCS and JBT segments, partially offset by higher volumes in our JBI and ICS segments.  The significant decline in JBT revenues was primarily a result of our ongoing long-term strategy to reduce the size of the segment’s tractor fleet and weaker demand brought about by the current economic recession.  As previously mentioned, our total consolidated company-owned tractor fleet declined from 10,029 units in 2008 to 9,905 units in 2009.  Containers and trailers grew from 61,406 to 62,471 during the comparable periods.

JBI segment revenue decreased 13% to $1,272 million in 2009, compared with $1,464 million in 2008.  This decrease in revenue was primarily a result of the reduction in fuel costs and fuel surcharge revenue partly offset by a 7% growth in overall load volume.  Operating income of the JBI segment declined to $129.7 million in 2009, from $192.0 million in 2008, primarily due to decreased revenue and declining length of haul, as well as a pretax charge to write down the fair value of certain assets held for sale recorded in the second quarter 2009.

DCS segment revenue decreased 23%, to $550 million in 2009, from $716 million in 2008.  This decline in DCS segment revenue was partly due to decreased fuel surcharges related to lower costs of fuel and fewer loads.  Excluding fuel surcharges, revenue declined 13%, compared to the first nine months 2008, primarily due to the decline in the average truck count. The lower truck count reflects fleet reductions in response to changes in our customers’ business demands and our action to reduce units that operate in more generic dedicated business.  Operating income of our DCS segment decreased to $44.3 million in 2009, from $67.3 million in 2008.  The decline in operating income was due to decreased demand, as well as increased implementation expenses related to new business and a pretax charge to write down the fair value of certain assets held for sale recorded in the second quarter 2009.

JBT segment revenue totaled $329 million in 2009, a decrease of 40% from the $547 million in 2008.  This decrease in revenue was primarily a result of a 25% decrease in loads hauled, compared to the same period a year ago, as demand was less in 2009.  Rate per loaded mile, excluding fuel surcharges, decreased by 9%, compared to the prior year period.  Our JBT segment operated at a loss of $10.3 million in 2009, compared to operating income of $5.8 million in 2008.  The decrease in operating income was the result of decreased revenue and decreased demand.

ICS segment revenue grew 29%, to $192 million in 2009, from $149 million in 2008, which was primarily attributable to increases in load volume from both new and existing customers.  Operating income of our ICS segment increased to $11.4 million in 2009, from $7.3 million in 2008, due to volume growth, as our third-party carrier base grew 38% to over 21,000 carriers by quarter end.  Our ICS employee count increased 32% in 2009, compared with 2008, which was primarily in the sales and operations functions.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2009	2008	2009 vs. 2008
Total operating revenues	100.0%	100.0%	(18.4)%
Operating expenses:
Rents and purchased transportation	43.0	39.0	(9.7)
Salaries, wages and employee benefits	25.3	22.9	(9.7)
Fuel and fuel taxes	8.4	15.2	(55.3)
Depreciation and amortization	6.1	5.3	(6.8)
Operating supplies and expenses	4.9	4.2	(4.2)
Insurance and claims	1.6	1.6	(17.2)
General and administrative expenses, net of asset dispositions	1.7	1.0	34.4
Operating taxes and licenses	0.9	0.8	(13.5)
Communication and utilities	0.6	0.5	(4.8)
Total operating expenses	92.5	90.5	(16.6)
Operating income	7.5	9.5	(35.7)
Interest income	0.0	0.0	(43.2)
Interest expense	0.9	1.1	(34.0)
Equity in loss of affiliated company	0.0	0.0	70.9
Earnings before income taxes	6.6	8.4	(35.7)
Income taxes	2.5	3.2	(35.7)
Net earnings	4.1%	5.2%	(35.7)%

Total operating expenses decreased 16.6% and operating revenues decreased 18.4%, during the nine months ended September 30, 2009, from the comparable period of 2008.  Changes in fuel costs and fuel surcharge revenues can have an impact on the comparison of revenues and costs between reporting periods.  Operating income declined to $175.0 million during the first nine months 2009, from $272.4 million in 2008.

Rents and purchased transportation costs decreased 9.7% in 2009.  This decrease was a direct result of decreases in the cost of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense.  This decrease was partially offset by an increase of outsourced freight through our ICS segment.

Salaries, wages and employee benefit costs decreased 9.7% in 2009 from 2008.  This decrease was primarily related to reductions in the number of drivers in our DCS and JBT segments, due to the reduction in business demand and freight movement.

Fuel costs decreased 55.3% in 2009, compared with 2008.  Our fuel cost per gallon during the first nine months 2009 decreased nearly 45% due to the decline in fuel prices.  As previously discussed, changes in fuel prices impact our fuel costs and results of operations.

Depreciation and amortization expense decreased 6.8% in 2009, which was primarily the result of the reduction in our tractor fleet.  Operating supplies and expenses decreased 4.2%, primarily due to lower maintenance costs and lower travel expenses, compared with 2008.  Insurance and claims expense decreased 17.2% for 2009 compared with 2008, primarily due to a lower number of accidents and lower claims costs.  Operating taxes and licenses decreased by 13.5% due to the decrease in miles and freight demand, as well as a reduction in tractor units.

General and administrative expenses increased 34.4% in 2009 from the comparable period in 2008, primarily as a result of an impairment charge to write down the fair value of certain assets held for sale, implementation charges for new business, and increases in professional fees and facility expenses.  Net losses from sale of revenue equipment were $0.9 million in 2009, compared with net gains of $0.6 million in 2008.

Net interest expense decreased 33.8% in 2009, primarily due to reduced debt levels and lower interest rates.  Total debt decreased to $626 million at September 30, 2009, from $692 million at September 30, 2008.

The “equity in (income)/loss of affiliated company” item on our Condensed Consolidated Statement of Earnings reflects our share of the operating results of TPI.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $248 million during the nine months ended September 30, 2009, compared with $350 million for the same period 2008.  Operating cash flows decreased primarily due to lower earnings and changes in the volume and timing of payments to vendors.  In addition, the volume and timing of collections of accounts receivable resulted in lower operating cash flows compared to the 2008 period, primarily due to an increase in the respective period operating revenues.  Net cash used in investing activities totaled $209 million in 2009, compared with $117 million in 2008.  The higher level of cash used in investing activities in 2009 primarily related to implementation costs and investing in new start-up DCS business, as well as expanding our container fleet.  This increase was partially offset by proceeds on asset sales through further execution of our strategy of reduced investment in the asset-based operations of our JBT segment.  Net cash used in financing activities totaled $37 million, compared with $245 million in 2008, primarily as a result of our decreased net payments on outstanding debt during the comparable period.  The decrease in financing activity outflows was partially offset by an increase in our quarterly dividend payments.

Debt and Liquidity Data

	September 30, 2009		December 31, 2008		September 30, 2008
Working capital ratio	1.5	0	0.9	7	1.0	1
Current portion of debt (millions)	$0.	0	$118.	5	$147.	0
Total debt (millions)	$625.	8	$633.	5	$692.	2
Total debt to equity ratio	1.0	3	1.2	0	1.4	3
Total debt to capital ratio	0.5	1	0.5	4	0.5	9

Liquidity

Our need for capital has typically resulted from the acquisition of intermodal containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment with new, late model equipment.  We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances.  We have also periodically utilized operating leases to acquire revenue equipment.  At September 30, 2009, the operating leases outstanding are primarily for facilities, none of which contain any guaranteed residual value clauses.

At September 30, 2009, we were authorized to borrow up to $350 million under a revolving line of credit, which expires in March 2012 and is supported by a credit agreement with a group of banks.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At September 30, 2009, we had $225.8 million outstanding at an average interest rate of 0.99% under this agreement.

Effective June 29, 2009, we terminated a $75 million accounts receivable securitization facility.  Concurrent with this termination, we dissolved a wholly-owned subsidiary called JBH Receivables LLC, which was formed in July 2006 as a bankruptcy remote entity associated with the accounts receivable securitization facility.

Our revolving line of credit requires us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2009.

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of September 30, 2009 Amounts Due by Period (in millions)
	Total	One Year Or Less	Two to Three Years	Four to Five Years	After Five Years
Operating leases	$12	$5	$5	$1	$1
Debt payments	626	0	476	150	0
Interest payments on debt (1)	71	25	32	14	0
Commitments to acquire revenue equipment and facilities	174	174	0	0	0
Total	$883	$204	$513	$165	$1

(1)    Interest payments on debt are based on the debt balance and applicable rate, at September 30, 2009.

Our net capital expenditures were approximately $209 million during the first nine months of 2009, compared with $122 million for the same period 2008.  The $209 million of net capital expenditures includes net additions to revenue equipment and non-revenue producing assets, including those recorded in “Other Assets” in our Condensed Consolidated Balance Sheets that are necessary to contribute to and support the future growth of our various business segments.  Capital expenditures in 2009 were primarily for tractor trades, additional intermodal containers, chassis, and other trailing equipment.  We are currently committed to spend approximately $85 million during the remainder of 2009, net of $37 million of expected sales proceeds from equipment dispositions.  We expect to spend approximately $294 million for net capital expenditures during calendar year 2009.  The table above excludes $17.9 million of potential liabilities, including interest and penalties, for uncertain tax positions as we are unable to reasonably estimate the ultimate timing of settlement.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases primarily for facilities.

Risk Factors

You should refer to Item 1A of our Annual Report for the year ended December 31, 2008, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

•
Our business is subject to general economic and business factors, any of which could have a material adverse effect on our results of operations.  Recent economic trends and the current tightening of credit in financial markets could adversely affect our ability, and the ability of our suppliers and customers, to obtain financing for operations and capital expenditures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $626 million of debt outstanding at September 30, 2009, including our revolving line of credit and senior notes issuances.  Currently, our senior notes have fixed interest rates of 5.31% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  For our revolving line of credit, rates are based on either the prime rate or LIBOR plus an applicable margin.  Our earnings are affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a one percent increase in our applicable rate would reduce annual pretax earnings by $2.3 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2009.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of September 30, 2009, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which fuel price levels will fluctuate in the future or the extent to which fuel surcharges could be collected to offset such changes.  As of September 30, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2009, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first nine months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 28th day of October, 2009.

J.B. HUNT TRANSPORT SERVICES, INC. (Registrant)

BY:	/s/ Kirk Thompson
Kirk Thompson President and Chief Executive Officer

BY:	/s/ David G. Mee
David G. Mee Executive Vice President, Finance and Administration, Chief Financial Officer

BY:	/s/ Donald G. Cope
Donald G. Cope Senior Vice President, Controller, Chief Accounting Officer