Form 10-K
period 2009-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2010-02-26
CIK 728535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2009	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.
(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

615 J.B. Hunt Corporate Drive	72745-0130
Lowell, Arkansas	(ZIP Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 479-820-0000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes __X__   No _____

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes _____   No __X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes _____   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  X  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer __X__         Accelerated filer _____      Non-accelerated filer _____    Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____   No __X__

The aggregate market value of 89,882,396 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2009, was $2.7 billion (based upon $30.55 per share).

As of February 22, 2010, the number of outstanding shares of the registrant’s common stock was 127,276,208.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of the Stockholders, to be held April 28, 2010, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2009

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

PART I

ITEM 1.   BUSINESS

OVERVIEW

      We are one of the largest surface transportation and delivery service companies in North America.  J.B. Hunt Transport Services, Inc. is a publicly held holding company that, together with our wholly owned subsidiaries, provides a wide range of transportation services to a diverse group of customers throughout the continental United States, Canada and Mexico.  Unless otherwise indicated by the context, “we,” “us,” “our” and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries.  We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983.  Our wide scope of scalable service offerings is relatively uncommon in the industry and ranges from full-load containerized freight transportation over highways and railroads to individual deliveries of appliances and other items to small businesses and personal residences.  We have arrangements with most of the major North American rail carriers to transport freight in containers and trailers.  We also provide customized freight movement, revenue equipment, labor, systems and delivery services that are tailored to meet individual customer’s requirements and typically involve longer-term contracts.  These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment and freight network design.  We also provide integrated capacity and comprehensive transportation and logistics services and solutions by utilizing a network of thousands of reliable third-party carriers.  While these unrelated outside carriers, at times, supplement our dry-van, full-load operations, they also provide flatbed, refrigerated, less-than-truckload (LTL) and other specialized equipment, drivers and services.

Our business operations are primarily organized through four distinct, but complementary, business segments.  These segments include intermodal (JBI), dedicated contract services (DCS), full-load dry-van (JBT) and integrated capacity solutions (ICS).  Our business is somewhat seasonal, with slightly higher freight volumes typically experienced during August through early November.  Our DCS segment is subject to less seasonal variation than our other segments.  For the calendar year ended December 31, 2009, our consolidated revenue totaled $3.2 billion, after the elimination of intersegment business.  Of this total, 55% was generated by our JBI business segment, 24% by DCS, 14% by JBT and 7% by ICS.

Additional general information about us is available on our Internet website at www.jbhunt.com.  We make a number of reports and other information available free of charge on our website, including our annual report on Form 10-K, our proxy statement and our earnings releases.  Our website also contains corporate governance guidelines, our code of ethics, our whistleblower policy, Board committee charters and other corporate policies.

OUR MISSION AND STRATEGY

We forge long-term partnerships with key customers that include supply-chain management as an integral part of their strategy.  Working in concert, we drive out cost, add value and function as an extension of our customers’ enterprise.  We believe that our operating strategy can add value to customers and increase our profits and returns to stockholders.

RECENT FOCUS

Our recent focus has been to maximize the return on our invested capital and generate free cash flow to reduce outstanding debt.  We believe we can leverage the services of our business units for the ultimate benefit of our customers.  We continuously analyze where capital investments yield the best return and allocate funds to those business units and specific activities inside the business unit.  Unacceptable returns in various areas have caused us to reduce certain business models or exit those activities within the business model.  Our goal is to become more asset-light in certain of the services we provide, but to continue to grow with new and existing customers by providing the most efficient transportation solutions to their supply chains.  We are encouraged by the growing number of shippers using all of our services as a way to meet their needs and feel it is positive confirmation of our focus and goals.

   Examples of steps taken to reach those goals include the continued contraction of the JBT business unit coupled with the growth in our ICS business unit, the expansion of our Eastern intermodal network, and the development of our new and existing customer base.  We also continue to direct our dedicated business unit toward providing best-in-class service in applications that require unique and specialized services ranging from retail and small-business replenishment to deliveries at personal residences.  A significant step toward this goal has been the implementation of a cross-dock and delivery system network during 2009.  By midyear 2010, we plan to manage delivery facilities or operations that will allow us to directly serve in excess of 90% of the U.S. population.

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

JBI Segment

   The transportation service offerings of our JBI segment utilize arrangements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada and Mexico.  Our JBI segment began operations in 1989 with a unique partnership with what is now the BNSF Railway Company, a watershed event in the industry and the first agreement that linked major rail and truckload carriers in a joint marketing environment.  JBI draws on the intermodal services of rail carriers for the underlying linehaul movement of its equipment and performs the pickups and deliveries (“drayage”) for customers at the origin and destination rail terminal locations.  We provide the drayage service at either the origin or destination rail ramp utilizing our company-owned tractors for the majority of our intermodal loads, but utilize third parties where economical.  Performing our own dray services keeps costs lower and improves customer service.  JBI provides seamless coordination of the rail and dray movements for our customers and delivers a single billing for complete door-to-door service.

JBI operates 40,170 company-controlled containers systemwide.  The entire fleet is comprised of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality.  JBI also manages a fleet of 2,303 company-owned tractors and 2,780 company drivers that provide efficiency to our intermodal operations.  At December 31, 2009, the total JBI employee count was 3,078.  Revenue for the JBI segment in 2009 was $1.76 billion.

DCS Segment

   DCS offers transportation services that generally are not provided by common truckload carriers or intermodal due to strict service requirements, specialized equipment, and intense driver and delivery personnel demands.  Our operations are managed on site by transportation professionals who work in concert daily with the customer and our drivers to ensure that we deliver their product or service on time in a safe and cost-effective manner.  All operations are governed by longer-term contracts that typically include fixed cost components related to dedicated specialized equipment and fuel surcharge programs on round-trip miles.  During 2009, we commenced the implementation of significantly more new business than we have in any other prior year.  As a result of this growth, our final-mile delivery channel business became a significant part of our DCS business.

At December 31, 2009, this segment operated 3,969 company-controlled trucks, 358 customer-owned trucks, and 31 independent contractor trucks.  The DCS segment employed 5,765 people at December 31, 2009.  DCS revenue for 2009 was $757 million.

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

At December 31, 2009, the JBT segment operated 1,698 company-owned tractors and employed 2,150 people, 1,823 of whom were drivers.  At December 31, 2009, we had 1,163 independent contractors operating in the JBT segment, some of whom were leasing company-owned tractors.  JBT revenue for 2009 was $447 million.

ICS Segment

   ICS provides non-asset, asset-light, and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment.  By leveraging the J.B. Hunt brand, systems and network, ICS brings a broader service offering to customers by providing flatbed, refrigerated, expedited and LTL, as well as a variety of dry-van and intermodal solutions.  ICS provides single-source logistics management for customers that desire to outsource their transportation functions and utilize our proven supply-chain, technology, and design expertise to improve efficiency.  ICS operates outside offices as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2009, the ICS segment employed 323 people, with a carrier base in excess of 22,400.  ICS revenue for 2009 was $259 million.

Marketing and Operations

   We transport, or arrange for the transportation of, a wide range of freight, including general merchandise, specialty consumer items, appliances, forest and paper products, food and beverages, building materials, soaps and cosmetics, automotive parts, electronics, and chemicals.  Our customer base is extremely diverse and includes a large number of Fortune 500 companies.  Our ability to offer multiple services, utilizing our four business segments and a full complement of logistics services through third parties, represents a competitive advantage.  We provide a broad range of transportation services to larger shippers that seek to use a limited number of “core” carriers and those that desire a provider of complementary services as a way to meet all of their supply-chain needs.  We had no customers that represented 10% or more of our total revenue in 2009.

   We generally market all of our service offerings through a nationwide sales and marketing network.  We use a specific sales force in DCS due to the length, complexity and specialization of the sales cycle.  In addition, ICS utilizes its own proactive local branch salespeople.  In accordance with our typical arrangements, we bill the customer for all services and we, in turn, pay all third parties for their portion of transportation services provided.

People

   We believe that one of the factors differentiating us from our competitors is our service-oriented people.  As of December 31, 2009, we had 14,171 employees, including 9,287 company drivers, 1,210 mechanics and 3,674 office personnel.  We also had arrangements with approximately 1,200 independent contractors to transport freight in our trailing equipment.  None of our employees is represented by unions or covered by collective bargaining agreements.

Revenue Equipment

   Our JBI segment utilizes high-cube containers, which can be separated from the chassis and double-stacked on rail cars.  The composition of our DCS trailing fleet varies with specific customer requirements and may include dry-vans, flatbeds, temperature-controlled, curtain-side vans, straight trucks and dump trailers.  Our JBT segment operates primarily with 53-foot dry-van trailers.  We primarily utilize third-party carriers’ tractor and trailing equipment for our ICS segment.

As of December 31, 2009, our company-owned tractor and truck fleet consisted of 7,970 units.  In addition, we had approximately 1,200 independent contractors who operate their own tractors, but transport freight in our trailing equipment.  We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets.  Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified.  We believe that operating with relatively newer revenue equipment provides better customer service, attracts quality drivers and lowers maintenance expense.  At December 31, 2009, the average age of our combined tractor fleet was 2.7 years, our containers averaged 5.4 years of age and our trailers averaged 7.9 years.  We perform routine servicing and preventive maintenance on our equipment at most of our regional terminal facilities.

   Effective with model-year 2010 engines, the EPA has mandated lower emission standards for newly manufactured heavy-duty tractors.  The 2010 EPA-compliant engines are expected to have a slight increase in miles per gallon and an increase in operating costs compared with current engine standards due to Selective Catalytic Reduction (SCR) technology, which achieves lower emissions.  At this time, we have not taken delivery of any EPA 2010 model engines, but plan on doing so later in 2010.

Competition and the Industry

The freight transportation markets in which we operate are frequently referred to as highly fragmented and competitive.  Our JBI segment competes with other intermodal marketing companies as well as other full-load carriers that utilize railroads for a portion of the transportation service.  Considering the diversified nature of the services provided by our DCS segment, competition ranges from large diversified carriers to local transportation and delivery service carriers.  Our ICS segment utilizes the fragmented nature of the truck industry and competes with other non-asset-based logistics companies and freight brokers, as well as full-load carriers.  The full-load freight competition of our JBT segment includes thousands of carriers, many of which are very small.  While we compete with a number of smaller carriers on a regional basis, only a limited number of companies represent competition in all markets across the country.

We compete with other transportation service companies primarily in terms of price, on-time pickup and delivery service, revenue equipment quality and availability of carriers for logistics services.

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

In November 2008, the FMCSA adopted final provisions of the Agency’s December 17, 2007, interim final rule concerning hours of service for commercial vehicle drivers.  This final rule allows drivers to continue to drive up to 11 hours within a 14-hour nonextendable window from the start of the workday, following at least 10 consecutive hours off duty.  The rule also allows motor carriers and drivers to continue to restart calculations of weekly on-duty limits after the driver has at least 34 consecutive hours off duty.  The rule was effective January 19, 2009.  We believe we are in compliance with all applicable regulations and continue to monitor the actions of the FMCSA.

ITEM 1A.   RISK FACTORS

   In addition to the forward-looking statements outlined previously in this Form 10-K and other comments regarding risks and uncertainties, the following risk factors should be carefully considered when evaluating our business.  Our business, financial condition or financial results could be materially and adversely affected by any of these risks.

Our business is subject to general economic and business factors, any of which could have a material adverse effect on our results of operations.  Economic trends and the tightening of credit in financial markets could adversely affect our ability, and the ability of our suppliers, to obtain financing for operations and capital expenditures.

   Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control.  These factors include interference with, or termination of, our relationships with certain railroads, significant increases or rapid fluctuations in fuel prices, fuel taxes, interest rates, insurance premiums, self-insurance levels, excess capacity in the trucking industry, license and registration fees, terrorist attacks or actions, acts of war, adverse weather conditions, increased costs for new revenue equipment or decreases in the value of used equipment, surpluses in the market for used equipment, and difficulty in attracting and retaining qualified drivers, independent contractors and third-party carriers.

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

   Our ICS business segment utilizes third-party carriers.  Aside from periodic use of our trailing equipment to fulfill certain loads, we do not own the revenue equipment or control the drivers delivering the loads.  The inability to obtain reliable third-party carriers could have a material adverse effect on our operating results and business growth.

Rapid changes in fuel costs could impact our periodic financial results.

   Fuel costs can be very volatile.  We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs.  Most of these programs automatically adjust weekly depending on the cost of fuel.  However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers.  In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers.  Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability.  As of December 31, 2009, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Ongoing insurance and claims expenses could significantly reduce our earnings.

   Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings.  During 2007, the self-insured portion of our claims exposure for all claims was $500,000 per occurrence.  During 2008 and 2009, the self-insured portion of our claims was $500,000 per occurrence for personal injury and property damage and $1 million per occurrence for workers’ compensation.  If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected.  We have renewed our policies for 2010 with substantially the same terms as our 2009 policies for personal injury and property damage.  We have reduced the self-insured portion of our workers’ compensation claims exposure and are substantially fully insured for claims in 2010.  We purchase insurance coverage for the amounts above which we are self-insured.  If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

   For the calendar year ended December 31, 2009, our top 10 customers, based on revenue, accounted for approximately 33% of our revenue.  Our JBI, JBT and ICS segments typically do not have long-term contracts with their customers.  While our DCS segment business may involve a written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels.  A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

   In January 2010, a set of more stringent emissions standards became effective for model-year 2010 manufactured tractor engines.  While it is too early to assess the impact of the new standards, our fuel costs, operating costs and acquisition costs could be impacted.

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

    If we are unable to attract and retain the necessary number of employees or contract with enough independent contractors, we could be required to significantly increase our employee compensation package, let revenue equipment sit idle or dispose of the equipment altogether, which could adversely affect our growth and profitability.  In addition, our ICS segment growth could be limited by an inability to attract third-party carriers upon whom we rely to provide transportation services.

We operate in a competitive and highly fragmented industry.  Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

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

   Certain weather conditions such as ice and snow can disrupt our operations.  Increases in the cost of our operations, such as towing and other maintenance activities, frequently occur during the winter months.  Natural disasters such as hurricanes and flooding can also impact freight volumes and increase our costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

   None.

ITEM 2.   PROPERTIES

   Our corporate headquarters are in Lowell, Arkansas.  We occupy a number of buildings in Lowell that we utilize for administrative support, customer service, freight dispatch, and data processing and warehousing.  We maintain a backup data center for disaster recovery, maintenance shop and driver operations facility in Lowell.  We also own or lease approximately 30 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel and employ personnel to support operations.  These facilities vary from one to 35 acres in size.  Each of our business segments utilizes our larger facilities for services including bulk fueling, maintenance and driver support activities.  In addition, as of December 31, 2009, we have leased approximately 80 facilities in connection with the development of our cross-dock and delivery system network implemented in 2009.  Excluded from the table that follows are leases for a number of small offices and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

		Maintenance Shop/
		Cross-dock Facility	Office Space
Type	Acreage	(square feet)	(square feet)
Maintenance and support facilities	416	719,000	205,000
Cross-dock and delivery system facilities	--	883,000	58,000
Corporate headquarters, Lowell, Arkansas	59	--	262,000
Offices and data center, Lowell, Arkansas	4	--	20,000

ITEM 3.   LEGAL PROCEEDINGS

We are a defendant in certain class-action allegations in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  Further proceedings have been stayed in these matters pending the California Supreme Court’s decision in a case unrelated to ours involving similar issues.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

   We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity 2009.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   Our common stock is traded in the over-the-counter market under the symbol “JBHT.”  At December 31, 2009, we were authorized to issue up to 1 billion shares of our common stock and 167.1 million shares were issued.  The high and low sales prices of our common stock as reported by the National Association of Securities Dealers Automated Quotations National Market system (NASDAQ) and the quarterly dividends paid per share on our common shares were:

Period	Dividends Paid	High	Low
2009
First Quarter	$0.11	$26.81	$18.14
Second Quarter	0.11	33.20	23.27
Third Quarter	0.11	33.41	26.23
Fourth Quarter	0.11	34.78	29.73

2008
First Quarter	$0.10	$33.80	$23.28
Second Quarter	0.10	36.32	28.93
Third Quarter	0.10	40.25	30.63
Fourth Quarter	0.10	33.69	20.92

On February 22, 2010, the high and low sales prices for our common stock as reported by the NASDAQ were $33.78 and $33.15, respectively, and we had 1,279 stockholders of record.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, earnings, capital requirements and any other factors the Board of Directors may deem relevant.  On February 4, 2010, we announced an increase in our quarterly cash dividend from $0.11 to $0.12, which was paid February 26, 2010, to stockholders of record on February 12, 2010.  We currently intend to continue paying cash dividends on a quarterly basis.  However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

During calendar year 2007, we purchased approximately $603 million of our common stock in accordance with plans authorized by our Board.  All plans have been completed and there were no stock purchases during calendar years 2008 and 2009.

Stock Performance Graph

The following graph compares the cumulative five-year total return of stockholders of our common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group.  The peer group consists of 13 companies:  Arkansas Best Corp., CH Robinson Worldwide Inc., CON-Way Inc., Expeditor International Of Washington, HUB Group Inc., Kansas City Southern, Landstar System Inc., Old Dominion Freight Line Inc., Pacer International Inc., Ryder System Inc., UTI Worldwide Inc., Werner Enterprises Inc. and YRC Worldwide Inc.  The graph assumes that the value of the investment in our common stock, in each of the peer groups, and in the index (including reinvestment of dividends) was $100 on December 31, 2004, and tracks it through December 31, 2009.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

$160
$120
$80
$40
12/04
12/05
12/06
12/07
12/08
12/09
J.B. Hunt Transport Services, Inc.
S&P 500
Peer Group

	Years Ended December 31
	2004	2005	2006	2007	2008	2009

J.B. Hunt Transport Services, Inc.	$100.00	$102.15	$95.07	$127.79	$123.45	$154.12
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	113.84	120.76	122.69	104.03	115.18

Securities Authorized For Issuance Under Equity Compensation Plans

	Number of Securities		Number of Securities
	To Be Issued	Weighted-average	Remaining Available for Future
	Upon Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
Plan Category(1)	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by
security holders	7,085,206	$ 6.78(2)	11,631,085
(1)	We have no equity compensation plans that are not approved by security holders.
(2)
Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis.  Accordingly, the restricted share units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)

Earnings data for the years ended December 31	2009	2008	2007	2006	2005
Operating revenues	$3,203	$3,732	$3,490	$3,328	$3,128
Operating income (2)	248	358	369	373	344
Net earnings (1) (2)	136	201	213	220	207
Basic earnings per share (1) (2)	1.08	1.60	1.59	1.48	1.32
Diluted earnings per share (1) (2)	1.05	1.56	1.55	1.44	1.28
Cash dividends per share	0.44	0.40	0.36	0.32	0.24
Operating expenses as a percentage of
operating revenues:

Rents and purchased transportation	43.6%	39.6%	35.3%	33.8%	33.8%
Salaries, wages and employee benefits	24.9	23.0	25.4	26.8	27.3
Fuel and fuel taxes	8.5	14.0	13.3	13.4	12.4
Depreciation and amortization	5.9	5.4	5.9	5.5	5.2
Operating supplies and expenses	4.7	4.2	4.5	4.4	4.3
Insurance and claims	1.6	1.6	2.0	2.2	1.8
General and administrative expenses,
net of asset dispositions	1.6	1.1	1.4	1.0	1.5

Operating taxes and licenses	0.9	0.9	1.0	1.0	1.2
Communication and utilities	0.6	0.6	0.6	0.7	0.7
Arbitration settlement (2)	--	--	--	--	0.8
Total operating expenses	92.3	90.4	89.4	88.8	89.0
Operating income	7.7	9.6	10.6	11.2	11.0
Net interest expense	0.8	0.9	1.3	0.5	0.2
Equity in operations of affiliated company	(0.1)	--	--	0.1	0.2
Earnings before income taxes	7.0	8.7	9.3	10.6	10.6
Income taxes (1)	2.7	3.3	3.2	4.0	4.0
Net earnings	4.3%	5.4%	6.1%	6.6%	6.6%

(1)	Reflects a $12.1 million tax benefit in 2007.

(2)	Reflects a $25.8 million pretax charge in 2005 for a BNI arbitration settlement.

Balance sheet data as of December 31	2009	2008	2007	2006	2005
Working capital ratio	1.46	0.97	0.93	0.98	1.72
Total assets (millions)	$1,857	$1,793	$1,863	$1,770	$1,549
Stockholders’ equity (millions)	644	529	343	759	817
Current portion of long-term debt (millions)	--	$118.5	$234.0	$214.0	--
Total debt (millions)	$565.0	$633.5	$913.1	$396.4	$124.0
Total debt to equity	0.88	1.20	2.66	0.52	0.15
Total debt as a percentage of total capital	47%	54%	73%	34%	13%

Operating data for the years ended December 31	2009	2008	2007	2006	2005
Total loads (in thousands)	2,897	2,951	3,008	2,915	2,866
Average number of company-operated
tractors and trucks during the year	8,519	9,688	10,635	10,721	10,316
Company tractors and trucks at year-end	7,970	9,067	10,308	10,961	10,480
Independent contractors at year-end	1,199	912	1,084	1,107	1,310
Trailing equipment at year-end	62,187	63,308	60,614	52,881	49,733
Company tractor miles (in millions)	679	797	926	965	953

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

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries (workers’ compensation), vehicular collisions, accidents and cargo claims.  Most of our insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim, but provide an umbrella policy to limit our exposure to catastrophic claim costs that are completely insured.  Excluding new policies entered into and applicable to claims incurred in 2010, our policies also include a contractual premium adjustment factor to be applied to incurred loss amounts at the end of 48 months from each policy period inception.  This contractual premium adjustment factor is used to convert the self-insured losses to fully insured losses and relieves us of any further liability on those claims.  Our estimated accrual of ultimate losses includes these premium adjustment factors as part of the liability we recognize when the accidents occur.

        The amounts of self-insurance change from time to time based on certain measurement dates and policy expiration dates.  During 2007, we were self-insured for $500,000 per occurrence for personal injury, property damage and workers’ compensation.  For 2008 and 2009, we were self-insured for $500,000 per occurrence for personal injury and property damage and $1 million for workers’ compensation.  We have renewed our policies for 2010 with substantially the same terms as our 2009 policies for personal injury and property damage.  We have reduced the self-insured portion of our workers’ compensation claims exposure and are substantially fully insured for claims in 2010.

        Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience and includes the contractual premium adjustment factor mentioned above.  In doing so, the recorded liability considers future claims growth and conversion to fully insured status and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  At December 31, 2009, we had an accrual of approximately $19 million for estimated net claims.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2009, we had a prepaid insurance asset of approximately $32 million, which represented prefunded claims and premiums.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.

Revenue Equipment

We operate a significant number of tractors, trucks, containers and trailers in connection with our business.  This equipment may be purchased or acquired under operating lease agreements.  In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements.  Revenue equipment that is purchased is depreciated on the straight-line method over the estimated useful life down to an estimated salvage or trade-in value.  We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment.  See Note 2, Summary of Significant Accounting Policies, in our Consolidated Financial Statements, for a discussion of our plan to sell certain revenue equipment.  We have not identified any impairment to our remaining assets at December 31, 2009.

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

Our trade accounts receivable includes amounts due from customers which have been reduced by an allowance for uncollectible accounts and revenue adjustments.  The allowance for uncollectible accounts and revenue adjustments is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility.  The adequacy of our allowance is reviewed quarterly.

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

Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on our provision for income taxes.  As part of our calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position.  For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our Consolidated Financial Statements.  Such accruals require us to make estimates and judgments, whereby actual results could vary materially from these estimates.  Further, a number of years may elapse before a particular matter for which we have established an accrual is audited and resolved.  See Note 6, Income Taxes, in our Consolidated Financial Statements, for a discussion of our current tax contingencies.

YEAR IN REVIEW

Significant events for calendar year 2009 include:

•	Expanded Intermodal services network in the Eastern region

•	Substantially implemented a comprehensive, nationwide, cross-dock and final-mile delivery system network in our DCS segment

•	Continued revenue and services growth in our non-asset ICS segment

•	Decline in rates due to freight recession and related price pressures

•	Designated approximately 700 tractors to be sold or traded in connection with our strategy to reduce our fleet size to the appropriate level

•	Reduced our total debt by approximately $69 million, or 11%

•	Increased our quarterly dividend to $0.11 per share in January 2009 from $0.10 in 2008, and announced an increase to $0.12 per share effective February 2010

Our 2009 net earnings of $136.4 million, or $1.05 per diluted share, were down 32% from the $200.6 million, or $1.56 per diluted share, earned in 2008.  Pricing pressure and resulting margin contraction aggravated by the ongoing recession contributed significantly to the decline in earnings for the current year.  While we made strides in controlling and reducing operating expenses in light of the economic conditions, the pricing pressure experienced by each of our operating segments was our largest challenge in 2009.

Freight demand during 2009 was up for our JBI and ICS segments compared with 2008, while demand for DCS and JBT was softer, particularly during the first half of 2009.  Although loads were up for JBI, operating income decreased 28%, which was primarily the result of rate decreases from an extremely competitive bid season and due to charges to write down the value of equipment held for sale.  DCS showed a decline in operating income of 32%, which was due to lower business demand levels, increased implementation costs for on-boarding new business, and charges to write down the value of equipment held for sale.  JBT reported an operating loss due primarily to decreased rates, which was partly offset by cost-control measures implemented in 2009.  Our ICS segment grew operating income by 23%, primarily due to revenue and volume growth.

In response to changing market conditions and a continued focus on growing segments that produce the greatest return on invested capital, we increased our JBI tractor and container counts by 5% and 3%, respectively, as well as increased our DCS trailer count by 7%.  We reduced our JBT company-owned tractor fleet by 35%, excluding tractors designated as held for sale.  We were able to effect some of these changes by transferring revenue equipment among our fleets.

   Our 2009 consolidated operating ratio (operating expenses divided by total operating revenues) was 92.3%, compared with 90.4% in 2008.  Our 2009 operating income reflected $10.3 million of pretax charges to write down the value of certain assets held for sale.  Operating income in 2008 reflected $3.9 million of pretax charges related to assets held for sale.

RESULTS OF OPERATIONS

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of			Percentage Change
	Operating Revenues			Between Years
				2009 vs.		2008 vs.
	2009	2008	2007	2008		2007

Operating revenues	100.0%	100.0%	100.0%	(14.2	) %	6.9%

Operating expenses:
Rents and purchased transportation	43.6	39.6	35.3	(5.5)		19.7
Salaries, wages and employee benefits	24.9	23.0	25.4	(7.1)		(3.3)
Fuel and fuel taxes	8.5	14.0	13.3	(47.5)		12.3
Depreciation and amortization	5.9	5.4	5.9	(6.5)		(1.4)
Operating supplies and expenses	4.7	4.2	4.5	(4.0)		1.5
Insurance and claims	1.6	1.6	2.0	(16.4)		(12.8)
General and administrative expenses,
net of asset dispositions	1.6	1.1	1.4	14.6		(14.2)
Operating taxes and licenses	0.9	0.9	1.0	(12.9)		(4.1)
Communication and utilities	0.6	0.6	0.6	(5.0)		(8.9)
Total operating expenses	92.3	90.4	89.4	(12.4)		8.1
Operating income	7.7	9.6	10.6	(30.8)		(2.8)
Net interest expense	0.8	0.9	1.3	(20.6)		(18.9)
Equity in operations of affiliated company	(0.1)	0.0	0.0	(299.2)		41.1
Earnings before income taxes	7.0	8.7	9.3	(30.5)		(0.9)
Income taxes	2.7	3.3	3.2	(28.0)		8.7
Net earnings	4.3%	5.4%	6.1%	(32.0	) %	(5.9	) %

2009 Compared With 2008

Consolidated Operating Revenues

Our total consolidated operating revenues were $3.2 billion in 2009, a 14.2% decrease from 2008.  Significantly lower fuel prices resulted in fuel surcharge (FSC) revenues of $326 million in 2009, compared with $730 million in 2008.  This change in FSC revenue impacted our year-to-year comparison.  If FSC revenues were excluded from both years, our 2009 revenue decreased 4% from 2008.  While load volume increased 9.3% and 69.0% in 2009 for JBI and ICS, respectively, we experienced a decrease in revenue in all segments except ICS.  The decreases in our JBI, DCS and JBT segments were primarily a result of competitive rates, as well as decreased activity for certain customers due to the overall economic recession.  In addition, JBT segment revenue decreased as a result of reduced tractor utilization and our continued effort to reduce the size of the JBT segment to an appropriate level for our service offerings.

Consolidated Operating Expenses

   Our 2009 consolidated operating expenses decreased 12.4% from 2008.  The impact of this decrease, and the 14.2% decrease in 2009 revenue from 2008, resulted in an increase in our operating ratio to 92.3% from 90.4% in 2008.  Rents and purchased transportation costs decreased 5.5% in 2009, primarily due to lower payments made to railroads and drayage companies.  This decrease was partially offset by an increase related to third-party carriers servicing ICS due to growth in that segment.  The total cost of salaries, wages and employee benefits decreased 7.1% in 2009 from 2008, primarily due to decreases in total driver pay.  This reduction in total driver pay was primarily the result of a 33% decrease in the number of drivers in the JBT segment.

Fuel and fuel taxes expense decreased 47.5% in 2009, primarily due to a 36.7% lower fuel cost per gallon and slightly higher fuel miles per gallon.  We have fuel surcharge programs in place with the majority of our customers.  These programs typically involve a specified computation based on the change in national, regional or local fuel prices.  While these programs may incorporate fuel cost increases as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs (e.g., $0.05 per gallon) to trigger a change in fuel surcharge revenue.  As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues.  Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

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

Depreciation and amortization expense decreased 6.5%, which was primarily the result of the reduction of our tractor fleet related to the rightsizing of the JBT segment.  This decrease was partially offset by an increase in the container and chassis depreciation due to volume growth in the JBI segment.  Operating supplies and expenses decreased 4.0%, primarily due to decreased costs of driver expenses and toll expenses.  Insurance and claims expense decreased 16.4% for 2009, due to fewer accidents and lower claims costs.  The 14.6% increase in general and administrative expenses was primarily due to the 2009 charges to write down to estimated fair value certain assets held for sale compared with the 2008 write-down.  During 2009 and 2008, these pretax write-down charges were $10.3 million and $3.9 million, respectively.  In addition, 2009 included losses on asset sales of $0.4 million, compared with gains on asset sales of $1.2 million in 2008.

Net interest expense for 2009 decreased by 20.6% compared with 2008.  This decrease was primarily due to reduced outstanding debt balances and reduced interest rates on our variable rate debt.  The decrease was partially offset by the effect of a refund in 2008 related to a prior-period tax settlement.

The “equity in operations of affiliated company” item on our Consolidated Statement of Earnings reflects our share of the operating results of Transplace, Inc. (TPI).  We owned a 37% equity interest in this global transportation and logistics company.  The increase in 2009 compared with 2008 was primarily due to certain transactions in the fourth quarter of 2009, which were treated as a sale of all interests in this logistics company.  These transactions resulted in a pretax gain of approximately $3.3 million during 2009.  See Note 12, Affiliated Company, in our Notes to Consolidated Financial Statements for more information on these transactions.

Our effective income tax rate was 39.1% in 2009 and 37.8% in 2008.  The increase in 2009 was partly related to the previously mentioned transactions with TPI.  These transactions resulted in a valuation allowance on the deferred tax benefits on our balance sheet.  We expect our effective income tax rate to approximate 38.5% for calendar year 2010.

Segments

We operated four business segments during calendar year 2009.  The operation of each of these businesses is described in our notes to the Consolidated Financial Statements.  The following tables summarize financial and operating data by segment:

Operating Revenue by Segment

	Years Ended December 31 (in millions)
	2009	2008	2007
JBI	$1,764	$1,952	$1,653
DCS	757	927	937
JBT	447	676	842
ICS	259	209	92
Total segment revenues	3,227	3,764	3,524
Intersegment eliminations	(24)	(32)	(34)
Total	$3,203	$3,732	$3,490

Operating Income (Loss) by Segment

	Years Ended December 31 (in millions)
	2009	2008	2007
JBI (1)	$183	$254	$239
DCS (1)	63	92	94
JBT (1)	(11)	1	32
ICS	13	11	4
Total	$248	$358	$369

(1)      Includes pretax charges to write down the value of certain assets held for sale as follows: $6.6 million for JBI in 2009, $3.7 million for DCS in 2009, $3.9 million for JBT in 2008 and $8.4 million for JBT in 2007.

Operating Data by Segment

	Years Ended December 31
	2009	2008	2007
JBI
Loads	915,413	837,575	738,207
Average length of haul (miles)	1,796	1,843	1,925
Revenue per load	$1,927	$2,330	$2,239
Average tractors (during the period)(1)	2,206	2,020	1,689

Tractors (end of period)
Company-owned	2,303	2,124	1,795
Independent contractor	5	4	6
Tractors held for sale	(76)	--	--
Total Tractors	2,232	2,128	1,801
Containers (end of period)	40,170	39,161	34,019
Average effective trailing equipment usage(2)	37,182	35,678	30,069

DCS
Loads	1,209,055	1,321,473	1,398,892
Average length of haul (miles)	207	227	249
Revenue per truck per week(3)	$3,384	$3,842	$3,515
Average trucks (during the period)(1)	4,382	4,716	5,224

Trucks (end of period)
Company-owned	3,969	4,454	4,941
Independent contractor	31	67	100
Customer-owned (DCS-operated)	358	101	92
Trucks held for sale	(58)	--	--
Total Trucks	4,300	4,622	5,133
Trailing equipment (end of period)	9,739	9,106	8,233
Average effective trailing equipment usage(2)	12,136	12,762	13,321

JBT
Loads	498,426	622,002	785,860
Average length of haul (miles)	486	478	513
Loaded miles (000)	241,281	292,430	408,486
Total miles (000)	279,589	334,931	466,293
Average nonpaid empty miles per load	73.8	68.7	73.2
Revenue per tractor per week(3)	$2,809	$3,522	$3,763
Average tractors (during the period)(1)	3,120	3,752	4,872

Tractors (end of period)
Company-owned	1,698	2,612	3,572
Independent contractor	1,163	841	978
Tractors held for sale	--	(123)	(570)
Total Tractors	2,861	3,330	3,980
Trailers (end of period)	12,550	15,470	18,345
Trailers held for sale	(288)	(2,121)	(2,500)
Total Trailers	12,262	13,349	15,845
Average effective trailing equipment usage(2)	10,177	11,758	13,074

	Years Ended December 31
	2009	2008	2007
ICS
Loads	237,378	140,481	64,663
Revenue per load	$1,091	$1,489	$1,415
Gross profit margin	17.9%	16.5%	14.8%
Approximate number of third-party carriers (end of period)	22,400	17,100	8,500

(1)	Includes company-owned and independent contractor tractors for JBI and JBT segments, and also includes customer-owned trucks for the DCS segment
(2)	Reflects average use of corporate wide trailing equipment
(3)	Using weighted workdays

JBI Segment

   JBI segment revenue decreased 9.6% to $1.76 billion in 2009, from $1.95 billion in 2008.  A significant portion of this decline in revenue related to decreased fuel surcharge revenue due to reduced fuel costs.  Excluding fuel surcharge revenue, JBI segment revenue increased 1% in 2009 from 2008.  Although load counts increased 9.3%, revenue per load decreased 17.3% and average length of haul decreased 2.6%.

Operating income in our JBI segment declined to $183 million in 2009, from $254 million in 2008.  Declining rates and a pretax charge to write down the value of certain equipment held for sale contributed to our operating income decreasing by 27.8% in 2009.

DCS Segment

   DCS segment revenue declined 18.3% to $757 million in 2009, from $927 million in 2008.  Excluding fuel surcharge revenue, DCS segment revenue decreased 9% in 2009 from 2008.  This decrease in revenue was primarily due to a 6.3% decrease in average truck count and lower load counts as we worked with our customers to reach the optimum fleet size for their businesses.

   Operating income decreased to $63 million in 2009, compared with $92 million in 2008.  This decrease in operating income was due to decreased revenue, higher implementation expenses for new and expanded contracts, increased operating costs for facilities, and a pretax charge to write down the value of certain equipment held for sale.

JBT Segment

JBT segment revenue declined 34.0% to $447 million in 2009, from $676 million in 2008.  The decrease in revenue was the result of a 19.9% decrease in load count due to much softer demand in 2009 than in 2008, as well as significant decreases in rates.

   Our JBT segment had an operating loss of $11 million in 2009, compared to operating income of $1.4 million in 2008, mainly a result of reduced rates and a reduction in revenue due to lower tractor count and utilization.  This decrease in operating income was partially offset by cost-controlling measures implemented to reduce hiring costs and other operating costs.

ICS Segment

ICS segment revenue grew 23.8% to $259 million in 2009, from $209 million in 2008.  This increase in revenue was primarily due to a 69% increase in load volume from both new and existing customers.

   Operating income increased 22.6% to $13 million in 2009, compared with $11 million in 2008.  The large revenue growth was partially offset by increased operating expenses, including higher personnel and technology costs related to growing and investing in the ICS segment.  In 2009, we continued to gain operating leverage from the higher revenue growth that began to cover related increases in operating expenses.

2008 Compared With 2007

Consolidated Operating Revenues

   Our total consolidated operating revenues rose to $3.7 billion in 2008, a 6.9% increase over 2007.  Significantly higher fuel prices resulted in fuel surcharge (FSC) revenues of $730 million in 2008, compared with $480 million in 2007.  If FSC revenues were excluded from both years, our 2008 revenue decreased less than 1% from 2007.  A 13.5% and 117.3% increase in 2008 JBI and ICS load volume, respectively, contributed to our higher levels of revenue.  The increases in revenue of our JBI and ICS segments were partially offset by decreases in our DCS segment as a result of decreased activity for delivery service accounts due to the overall economic slowdown and weak housing market.  Our JBT segment revenue decreased as a result of rate declines and reduced tractor utilization, due to decreasing freight demand.

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

The 1.4% decrease in depreciation and amortization expense was due to fewer tractors owned in our JBT and DCS segments.  Operating supplies and expenses rose 1.5% in 2008, primarily as a result of increased costs in airfare and travel expenses.  Insurance and claims expense decreased 12.8% due to fewer accidents and lower claims costs.  The 14.2% decrease in general and administrative expenses was primarily due to a decrease in other driving expenses as a result of a decrease in the number of drivers, and a decrease in the charge to write down to estimated fair value certain assets held for sale compared with the 2007 write-down.  In addition, gains on asset sales were $1.2 million in 2008 compared with losses on asset sales of $0.4 million in 2007.

Net interest expense for 2008 decreased by 18.9% compared with 2007.  This decrease was due to reduced outstanding debt balances, as well as reduced interest rates on our variable rate debt.  Interest expense was further reduced by a refund of interest previously paid to the Internal Revenue Service (IRS) from the 1999 tax case settlement and lower accrued interest on uncertain tax positions.

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

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities was $357 million in 2009, $505 million in 2008 and $458 million in 2007.  The decrease in 2009 cash provided by operating activities relative to 2008, after consideration of adjustments for noncash items such as depreciation, share-based compensation and impairment charges, was due primarily to decreased earnings and the timing of cash activity related to trade accounts receivable and tax payments.

Cash flows used in investing activities primarily reflected additions to, net of disposals from, our fleet of revenue equipment.  The higher level of cash used in investing activities during 2009 partly reflected our strategy to increase containers and chassis in our JBI segment as well as additional investments in specialized revenue equipment for new DCS customers.

   Net cash used in financing activities during 2009 decreased from 2008, primarily due to larger repayments on our revolving lines of credit in 2008.  This decrease was partially offset by increases in dividends paid in 2009 as a result of the increase to $0.11 per share quarterly cash dividend from $0.10 per share in 2008.

Our dividend policy is subject to review and revision by the Board of Directors and payments are dependent upon our financial condition, earnings, capital requirements and any other factors the Board of Directors may deem relevant.  We paid a $0.09 per share quarterly dividend in 2007, a $0.10 per share quarterly dividend in 2008 and an $0.11 per share quarterly dividend in 2009.  On February 4, 2010, we announced an increase in our quarterly cash dividend from $0.11 to $0.12, which was paid on February 26, 2010.  We currently intend to continue paying cash dividends on a quarterly basis.  However, no assurance can be given that future dividends will be paid.

Liquidity

Our need for capital has typically resulted from the acquisition of revenue equipment required to support our growth and the replacement of older equipment with new, late-model equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances.  We have also periodically utilized operating leases to acquire revenue equipment.

At December 31, 2009, we were authorized to borrow up to $350 million under a revolving line of credit, which expires March 29, 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At December 31, 2009, we had $165.0 million outstanding at an average interest rate of 0.74% under this agreement.

Effective June 29, 2009, we terminated a $75 million accounts receivable securitization facility.  Concurrent with this termination, we dissolved a wholly owned subsidiary, JBH Receivables LLC, which was formed in July 2006 as a bankruptcy remote entity associated with the accounts receivable securitization facility.

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

Our $100 million term loan facility, which was arranged in connection with our purchase of used, dry-van trailers, matured September 29, 2009.    The balance due at maturity of $61.5 million was paid during September 2009 reducing the balance to zero.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement that expired when the related term loan matured.

Our revolving lines of credit and other debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2009.

We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  The increase in our working capital ratio from 2008 was primarily driven by our decrease in current debt outstanding as a result of payments on the term loan in 2009.

We are currently committed to spend approximately $132 million, net of proceeds from sales or trade-ins during 2010, which is primarily related to tractors and containers.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases, primarily for facilities.  As of December 31, 2009, we had approximately $15.6 million of obligations on the facilities leases.

	Contractual Cash Obligations As of December 31, 2009 (in millions) Amounts Due In Calendar Year:
	Total	2010	2011-2012	2013-2014	2015 and thereafter
Operating leases	$15.6	$6.4	$7.1	$1.4	$0.7
Long-term debt obligations	565.0	--	415.0	150.0	--
Interest payments on debt (1)	62.6	24.0	27.2	11.4	--
Commitments to acquire revenue equipment and facilities	132.0	132.0	--	--	--
Total	$775.2	$162.4	$449.3	$162.8	$0.7

(1) Interest payments on debt are based on the debt balance and applicable rate at December 31, 2009.

We had standby letters of credit outstanding of approximately $10.5 million at December 31, 2009, that expire at various dates in fiscal year 2010, which are related to (1) our self-insured retention levels for casualty and workers’ compensation claims, and (2) our operating lease agreements.  We plan to renew these letters of credit in accordance with our third-party agreements.  The table above excludes $21.9 million of liabilities related to uncertain tax positions as we are unable to reasonably estimate the ultimate timing of settlement.  See Note 6, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued a Codification of FASB Accounting Standards and the Hierarchy of GAAP, which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB.  SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants.  The Codification became effective for us beginning July 1, 2009. The Codification is not intended to change or alter existing GAAP and accordingly, it did not impact our results of operations, cash flows or financial position.  We have adjusted historical GAAP references in this annual report to reflect authoritative guidance included in the Codification.

In May 2009, the FASB issued authoritative guidance related to subsequent events, which became effective for us during the second quarter of 2009.  This guidance sets forth the circumstances and the period after the balance sheet date for which an entity should evaluate events for recognition or disclosure in its financial statements.  In addition, the guidance identifies the disclosures that an entity should make about such events.  We have evaluated subsequent events from December 31, 2009, through February 26, 2010, when the financial statements were issued, in accordance with this guidance.  Adoption did not have an effect on our financial results.

We adopted the authoritative guidance related to fair value measurements for nonfinancial assets and liabilities effective January 1, 2009.  Adoption of this guidance increased our disclosures regarding fair value instruments, but did not have an effect on our operating income or net earnings.  See Note 7, Fair Value Measurements, for more description.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Of our total $565.0 million of debt, we had $165.0 million of variable rate debt outstanding at December 31, 2009, under our revolving lines of credit.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $1.7 million.  Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.  Periodically, we enter into derivative instruments in response to market interest rates; however, at December 31, 2009, we had no such derivative financial instruments in place.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2009.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of December 31, 2009, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, notes to Consolidated Financial Statements and reports thereon of our independent registered public accounting firms as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Earnings for years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   The information required by Regulation S-K, Item 304(a) has previously been reported and is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2010.  There have been no disagreements with our accountants, as defined in Regulation S-K, Item 304(b).

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

   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

   The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements.  Ernst & Young LLP’s report on internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

   The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2010.

Executive Officers

The schedule of executive officers is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2010.

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

Audit Committee

The information required by Regulation S-K, Item 407(d) is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2010.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2010.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2010.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  The information required for Item 13 is hereby incorporated by reference from Note 12, Affiliated Company, of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2010.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

  The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2010.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Financial Statements
The financial statements included in Item 8 above are filed as part of this annual report.

(2)	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Years Ended:	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2007	$6.0	$8.6	$(9.7)	$4.9
December 31, 2008	4.9	8.9	(8.6)	5.2
December 31, 2009	5.2	11.6	(10.8)	6.0

All other schedules have been omitted either because they are not applicable or because the required information is included in our Consolidated Financial Statements or the notes thereto.

(3)	Exhibits
The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (“Exhibit Index”).

SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 26th day of February, 2010.

J.B. HUNT TRANSPORT SERVICES, INC. (Registrant)

By:	/s/ Kirk Thompson
Kirk Thompson President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 26th day of February, 2010, on behalf of the registrant and in the capacities indicated.

/s/ Wayne Garrison	Member of the Board of Directors
Wayne Garrison	(Chairman)

/s/ Gary C. George	Member of the Board of Directors
Gary C. George

/s/ J. Bryan Hunt, Jr.	Member of the Board of Directors
J. Bryan Hunt, Jr.

/s/ Coleman H. Peterson	Member of the Board of Directors
Coleman H. Peterson

/s/ James L. Robo	Member of the Board of Directors
James L. Robo

/s/ Sharilyn S. Gasaway	Member of the Board of Directors
Sharilyn S. Gasaway

/s/ Kirk Thompson	Member of the Board of Directors
Kirk Thompson	(President and Chief Executive Officer)

/s/ Leland E. Tollett	Member of the Board of Directors
Leland E. Tollett

/s/ John A. White	Member of the Board of Directors
John A. White	(Presiding Director)

/s/ David G. Mee	Executive Vice President, Finance and
David G. Mee	Administration, Chief Financial Officer

/s/ Donald G. Cope	Senior Vice President, Controller,
Donald G. Cope	Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1
Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2	Restated Bylaws of J.B. Hunt Transport Services, Inc. dated February 4, 2010 (incorporated by reference from Exhibit 3.0 of the Company’s current report on Form 8-K, filed February 10, 2010)

10.1	Amended and Restated Employee Retirement Plan (incorporated by reference from Exhibit 99 of the Company’s Form S-8, filed December 30, 1994)

10.2	Amended and Restated Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

10.3	Summary of Compensation Arrangements with Named Executive Officers

10.4	Senior Revolving Credit Facility Agreement (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed March 30, 2007)

10.5	Term Loan Agreement (incorporated by reference from Exhibits 10.1 through 10.4 of the Company’s current report on Form 8-K, filed October 5, 2006)

10.6	Note Purchase Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed March 30, 2007)

10.7	Master Note Purchase Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed July 30, 2007)

21	Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

INDEX TO CONSOLIDATED FINANCIAL INFORMATION

PAGE

Management’s Report on Internal Control Over Financial Reporting	33

Report of Independent Registered Public Accounting Firm on Consolidated Financial
Statements	34

Report of Independent Registered Public Accounting Firm on Internal Control Over
Financial Reporting	35

Consolidated Balance Sheets as of December 31, 2009 and 2008	36

Consolidated Statements of Earnings for years ended December 31, 2009, 2008 and 2007	37

Consolidated Statements of Stockholders’ Equity for years ended
December 31, 2009, 2008 and 2007	38

Consolidated Statements of Cash Flows for years ended December 31, 2009, 2008 and 2007	39

Notes to Consolidated Financial Statements	40

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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

   The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements.  Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/ Kirk Thompson	/s/ David G. Mee
Kirk Thompson	David G. Mee
President and Chief Executive Officer	Executive Vice President, Finance and
Administration, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of J.B. Hunt Transport Services, Inc.

   We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Hunt Transport Services, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As reflected in the consolidated statements of stockholders’ equity, the Company adopted Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (codified in FASB ASC Topic 740, Income Taxes) in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J.B. Hunt Transport Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of J.B. Hunt Transport Services, Inc.

We have audited J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). J.B. Hunt Transport Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, J.B. Hunt Transport Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas
February 26, 2010

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008
(in thousands, except share data)

Assets	2009	2008
Current assets:
Cash and cash equivalents	$7,843	$2,373
Trade accounts receivable, net	310,339	280,614
Inventories	17,273	18,214
Assets held for sale	3,192	17,843
Prepaid licenses and permits	16,330	17,612
Prepaid insurance	32,241	50,449
Other current assets	5,247	9,182
Total current assets	392,465	396,287
Property and equipment, at cost:
Revenue and service equipment	1,892,001	1,881,320
Land	25,413	25,413
Structures and improvements	125,023	122,753
Furniture and office equipment	150,510	140,407
Total property and equipment	2,192,947	2,169,893
Less accumulated depreciation	748,276	783,363
Net property and equipment	1,444,671	1,386,530
Other assets	19,778	10,636
	$1,856,914	$1,793,453
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$-	$118,500
Trade accounts payable	191,347	196,059
Claims accruals	18,545	18,095
Accrued payroll	34,651	33,156
Other accrued expenses	14,170	31,995
Deferred income taxes	10,505	10,083
Total current liabilities	269,218	407,888
Long-term debt	565,000	515,000
Other long-term liabilities	35,581	30,490
Deferred income taxes	343,262	311,064
Total liabilities	1,213,061	1,264,442
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized;
none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized;
(167,099,432 shares issued at December 31, 2009 and 2008, of which 127,241,968 shares
and 126,062,115 shares were outstanding at December 31, 2009 and 2008, respectively)	1,671	1,671
Additional paid-in capital	176,009	170,931
Retained earnings	1,423,820	1,343,077
Accumulated other comprehensive loss	-	(1,186)
Treasury stock, at cost (39,857,464 shares at December 31, 2009,
and 41,037,317 shares at December 31, 2008)	(957,647)	(985,482)
Total stockholders’ equity	643,853	529,011

	$1,856,914	$1,793,453

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except per share amounts)

	2009	2008	2007
Operating revenues, excluding fuel surcharge revenues	$2,877,052	$3,001,531	$3,009,819
Fuel surcharge revenues	326,269	730,412	480,080
Total operating revenues	3,203,321	3,731,943	3,489,899
Operating expenses:
Rents and purchased transportation	1,398,109	1,479,234	1,235,390
Salaries, wages and employee benefits	798,272	859,588	888,594
Fuel and fuel taxes	273,521	520,647	463,538
Depreciation and amortization	189,045	202,288	205,133
Operating supplies and expenses	151,887	158,202	155,893
Insurance and claims	50,797	60,772	69,655
General and administrative expenses, net of asset dispositions	47,407	41,363	48,211
Operating taxes and licenses	28,014	32,162	33,540
Communication and utilities	18,298	19,269	21,156
Total operating expenses	2,955,350	3,373,525	3,121,110
Operating income	247,971	358,418	368,789
Interest income	70	890	1,011
Interest expense	27,429	35,337	43,523
Equity in operations of affiliated company	(3,456)	1,735	1,230
Earnings before income taxes	224,068	322,236	325,047
Income taxes	87,633	121,643	111,913
Net earnings	$136,435	$200,593	$213,134

Weighted average basic shares outstanding	126,676	125,416	134,334
Basic earnings per share	$1.08	$1.60	$1.59
Weighted average diluted shares outstanding	129,462	128,533	137,639
Diluted earnings per share	$1.05	$1.56	$1.55
Dividends declared per common share	$0.44	$0.40	$0.36

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	(Loss)/Income	Stock	Equity
Balances at December 31, 2006	$1,671	$177,065	$1,035,804	$(148)	$(454,655)	$759,737
Comprehensive income:
Net earnings	-	-	213,134	-	-	213,134
Unrealized loss related to derivatives
accounted for as hedges, net of tax	-	-	-	(845)	-	(845)
Total comprehensive income	-	-	-	-	-	212,289
Cash dividend declared and paid ($0.36 per share)	-	-	(48,847)	-	-	(48,847)
Tax benefit of stock options exercised	-	13,885	-	-	-	13,885
Purchase of treasury shares	-	-	-	-	(603,371)	(603,371)
Recognize uncertain tax positions	-	-	(7,463)	-	-	(7,463)
Stock compensation	-	9,389	-	-	-	9,389
Stock option exercises and restricted
share issuances, net of stock
repurchased for payroll taxes	-	(29,803)	-	-	37,381	7,578

Balances at December 31, 2007	$1,671	$170,536	$1,192,628	$(993)	$(1,020,645)	$343,197
Comprehensive income:
Net earnings	-	-	200,593	-	-	200,593
Unrealized loss related to derivatives
accounted for as hedges, net of tax	-	-	-	(193)	-	(193)
Total comprehensive income	-	-	-	-	-	200,400
Cash dividend declared and paid ($0.40 per share)	-	-	(50,144)	-	-	(50,144)
Tax benefit of stock options exercised	-	14,853	-	-	-	14,853
Stock compensation	-	13,773	-	-	-	13,773
Stock option exercises and restricted
share issuances, net of stock
repurchased for payroll taxes	-	(28,231)	-	-	35,163	6,932

Balances at December 31, 2008	$1,671	$170,931	$1,343,077	$(1,186)	$(985,482)	$529,011
Comprehensive income:
Net earnings	-	-	136,435	-	-	136,435
Realized loss reclassified to earnings related to
derivatives accounted for as hedges, net of tax	-	-	-	1,186	-	1,186
Total comprehensive income	-	-	-	-	-	137,621
Cash dividend declared and paid ($0.44 per share)	-	-	(55,692)	-	-	(55,692)
Tax benefit of stock options exercised	-	10,202	-	-	-	10,202
Stock compensation	-	17,566	-	-	-	17,566
Stock option exercises and restricted
share issuances, net of stock
repurchased for payroll taxes	-	(22,690)	-	-	27,835	5,145

Balances at December 31, 2009	$1,671	$176,009	$1,423,820	$-	$(957,647)	$643,853

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net earnings	$136,435	$200,593	$213,134
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	189,045	202,288	205,133
Share-based compensation	17,566	13,773	9,389
(Gain)/loss on sale of revenue equipment and other	313	(659)	456
Impairment on assets held for sale	10,284	3,934	8,374
Provision for deferred income taxes	32,620	19,513	3,499
Equity in operations of affiliated company	(3,456)	1,735	1,230
Changes in operating assets and liabilities:
Trade accounts receivable	(30,180)	50,043	16,049
Income tax receivable	(16,606)	4,790	21,784
Other assets	2,501	31,672	12,317
Trade accounts payable	13,891	(16,460)	14,993
Claims accruals	450	(1,307)	(640)
Accrued payroll and other accrued expenses	4,060	(4,769)	(47,913)
Net cash provided by operating activities	356,923	505,146	457,805
Cash flows from investing activities:
Additions to property and equipment	(353,156)	(303,241)	(363,552)
Proceeds from sale of equipment	111,383	92,360	32,917
Net proceeds/(purchases) of available for sale investments and other	7,646	6,275	(8,756)
Change in other assets	(9,824)	2,302	(1,096)
Net cash used in investing activities	(243,951)	(202,304)	(340,487)
Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	-	400,000
Payments on long-term debt	(68,500)	(14,000)	(14,000)
Proceeds from revolving lines of credit and other	1,256,644	1,584,600	1,605,522
Payments from revolving lines of credit and other	(1,255,300)	(1,857,668)	(1,470,500)
Purchase of treasury stock	-	-	(603,371)
Stock option exercises	7,026	8,956	10,312
Stock repurchased for payroll taxes	(1,882)	(2,023)	(2,733)
Tax benefit of stock options exercised	10,202	14,853	13,885
Dividends paid	(55,692)	(50,144)	(48,847)
Net cash used in financing activities	(107,502)	(315,426)	(109,732)
Net increase/(decrease) in cash and cash equivalents	5,470	(12,584)	7,586
Cash and cash equivalents at beginning of year	2,373	14,957	7,371
Cash and cash equivalents at end of year	$7,843	$2,373	$14,957
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$27,995	$35,495	$52,897
Income taxes	$58,223	$81,934	$107,349

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

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

We believe that certain accounting policies and estimates are of more significance in our financial statement preparation process than others.  We believe that the most critical accounting policies and estimates include the economic useful lives and salvage values of our assets, provisions for uncollectible accounts receivable, estimates of exposures under our insurance and claims policies, and estimates for taxes.  To the extent that actual, final outcomes are different than our estimates, or that additional facts and circumstances cause us to revise our estimates, our earnings during that accounting period will be affected.

Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term, highly liquid investments.  We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments.  The allowance for uncollectible accounts and revenue adjustments is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility.  The adequacy of our allowance is reviewed quarterly.  The allowance for uncollectible accounts and revenue adjustments was $6.0 million and $5.2 million at December 31, 2009 and 2008, respectively.

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

At December 31, 2009 and 2008, we had $0 and $1.9 million, respectively, of available-for-sale securities.  See Note 7, Employee Benefit Plans, for a discussion of our trading securities.

Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 4 to 10 years for tractors and 7 to 20 years for trailing equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment.  Salvage values are typically 10% to 20% of original cost for tractors and trailing equipment and reflect any agreements with tractor suppliers for residual or trade-in values for certain new equipment.  We capitalize tires placed in service on new revenue equipment as a part of the equipment cost.  Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service.  Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition and are classified in general and administrative expenses, net of asset dispositions.

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

        We record revenues on the gross basis at amounts charged to our customers because we are the primary obligor, we are a principal in the transaction, we invoice our customers and retain all credit risks, and we maintain discretion over pricing.  Additionally, we are responsible for carrier selection with respect to our ICS business.

Derivative Instruments

We account for derivatives in accordance with current accounting standards for derivative instruments and hedging activities.  We periodically utilize derivative instruments to manage exposure to changes in interest rates.  At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness.  If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively.  In 2006, we entered into an interest rate swap agreement to convert a portion of our variable rate debt to a fixed interest rate.  This derivative instrument was accounted for as a cash flow hedge.  The interest rate swap expired in September 2009, when the related term loan balance was paid.  We had no derivative instruments in place at December 31, 2009.

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

Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if holders of unvested restricted share units or options exercised or converted their holdings into common stock. Outstanding unvested restricted share units and stock options represent the dilutive effects on weighted average shares. A reconciliation of the number of shares used in computing basic and diluted earnings per share is shown below (in thousands):

	Years ended December 31
	2009	2008	2007

Weighted average shares outstanding – basic	126,676	125,416	134,334
Effect of common stock equivalents	2,786	3,117	3,305
Weighted average shares outstanding – diluted	129,462	128,533	137,639

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables.  For the years ended December 31, 2009, 2008 and 2007 our top 10 customers, based on revenue, accounted for approximately 33%, 35% and 38%, respectively, of our total revenue.  Our top 10 customers, based on revenue, accounted for approximately 28% and 27% of our total trade accounts receivable for the years ended December 31, 2009 and 2008, respectively.  One customer accounted for approximately 8%, 9% and 12% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.  Each of our four business segments conducts business with this customer.

Share-based Compensation

We have share-based compensation plans covering certain employees, including officers and directors.  We account for share-based compensation utilizing the fair value recognition provisions of current accounting standards for share-based payments.  We currently are utilizing restricted share units and nonstatutory stock options.  Issuances of our stock upon share option exercise or restricted share unit vesting are made from treasury stock.  Our restricted share unit awards include both graded-vesting and cliff-vesting awards and therefore vest in increments during the requisite service period or at the end of the requisite service period as appropriate for each type of vesting.  We recognize compensation expense over the requisite service period for the entire award.

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

In June 2009, we entered into a plan to sell approximately 700 tractors within our JBI and DCS segments.  We reclassified the net book value from net property and equipment to assets held for sale in our Consolidated Balance Sheets and discontinued recording depreciation expense for these assets held for sale.  We recorded a pretax charge of $10.3 million to reduce the carrying value of these assets to estimated fair value, less cost to sell.

All impairment charges are included in “general and administrative expenses, net of asset dispositions” in our Consolidated Statements of Earnings and are reflected in our applicable business segments’ final results.

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

The amounts of self-insurance change from time to time based on certain measurement dates and policy expiration dates.  During 2007, we were self-insured for $500,000 per occurrence for personal injury, property damage and workers’ compensation.  For 2008 and 2009, we were self-insured for $500,000 per occurrence for personal injury and property damage and $1 million for workers’ compensation.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability, including incurred-but-not-reported claims.  This process involves the use of loss-development factors based on our historical claims experience and includes the contractual premium adjustment factor mentioned above.  In doing so, the recorded liability considers future claims growth and conversion to fully insured status and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  At December 31, 2009 and 2008, we had an accrual of approximately $19 million and $18 million, respectively, for estimated net claims.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2009 and 2008, we had a prepaid insurance asset of approximately $32 million and $50 million, respectively, which represented prefunded claims and premiums.  We are also substantially self-insured for loss of and damage to our owned and leased revenue equipment.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a Codification of FASB Accounting Standards and the Hierarchy of GAAP, which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB.  SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants.  The Codification became effective for us beginning July 1, 2009.  The Codification is not intended to change or alter existing GAAP and accordingly, it did not impact our results of operations, cash flows or financial position.  Historical GAAP references in this annual report have been adjusted to reflect authoritative guidance included in the Codification.

In May 2009, the FASB issued authoritative guidance related to subsequent events, which became effective for us during the second quarter of 2009.  This guidance sets forth the circumstances and the period after the balance sheet date for which an entity should evaluate events for recognition or disclosure in its financial statements.  In addition, the guidance identifies the disclosures that an entity should make about such events.  We have evaluated subsequent events from December 31, 2009 through February 26, 2010, when the financial statements were issued, in accordance with this guidance.  Adoption did not have an effect on our financial results.

We adopted the authoritative guidance related to fair value measurements for nonfinancial assets and liabilities effective January 1, 2009.  Adoption of this guidance increased our disclosures regarding fair value instruments, but did not have an effect on our operating income or net earnings.  See Note 10, Fair Value Measurements, for more description.

3.	Financing Arrangements

Our current financing arrangements consist of the following (in millions):

	December 31
	2009	2008
Revolving lines of credit	$165.0	$165.0
Senior notes	400.0	400.0
Term loan	--	68.5
Less current portion of long-term debt	--	(118.5)
Total long-term debt	$565.0	$515.0

Aggregate maturities of long-term debt subsequent to December 31, 2009, are as follows (in millions): 2010 - $0; 2011 - $200.0; 2012 - $215.0; 2013 - $50.0; and 2014 - $100.0.

Revolving Lines of Credit

At December 31, 2009, we were authorized to borrow up to $350 million under a revolving line of credit, which expires March 29, 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At December 31, 2009, we had $165.0 million outstanding at an average interest rate of 0.74% under this agreement.

Effective June 29, 2009, we terminated a $75 million accounts receivable securitization facility.  Concurrent with this termination, we dissolved a wholly owned subsidiary, JBH Receivables LLC, which was formed in July 2006 as a bankruptcy remote entity associated with the accounts receivable securitization facility.

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

Term Loan

Our $100 million term loan facility, which was arranged in connection with our purchase of used, dry-van trailers, matured September 29, 2009.    The balance due at maturity of $61.5 million was paid during September 2009 reducing the balance to zero.  Concurrent with the loan and credit agreement, we entered into an interest rate swap agreement that expired when the related term loan matured.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2009.

4.	Capital Stock

We have one class of preferred stock and one class of common stock.  We had no outstanding shares of preferred stock at December 31, 2009 or 2008.  Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders.  At December 31, 2009, we had 7.1 million shares of common stock to be issued upon the exercise or vesting of equity awards and 11.6 million shares reserved for future issuance pursuant to share-based payment plans.

During calendar year 2007, we purchased approximately $603 million of our common stock in accordance with plans authorized by our Board.  All plans have been completed and there were no stock purchases during calendar years 2008 and 2009.

5.	Share-based Compensation

We maintain a Management Incentive Plan (the “Plan”) that provides various share-based financial methods to compensate our key employees with shares of our common stock or common stock equivalents. Under the Plan, as amended, we have, from time to time, utilized restricted share unit awards, restricted options and nonstatutory stock options to compensate our employees and directors. We currently are utilizing restricted share units and nonstatutory stock options.

Our restricted share units have various vesting schedules ranging from three to ten years when awarded.  These restricted share units do not contain rights to vote or receive dividends until the vesting date.  Unvested restricted share units are forfeited if the employee terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee.  Restricted share units are valued based on the fair value of the award on the grant date, adjusted for dividend estimates based on grant date dividend rates.

Our nonstatutory stock options may be granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vest over a 10-year period and are forfeited immediately if the employee terminates for any reason other than death, disability or retirement after age 55.  An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the exercise of an option.  We did not grant any stock options during the years ended December 31, 2009, 2008 and 2007.

We account for our restricted share units and stock options in accordance with current accounting standards for share-based payments.  These standards require the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in our Consolidated Financial Statements based on the grant date fair value of those awards.  This cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Share-based compensation expense is recorded in salaries, wages and employee benefits in our Consolidated Statements of Earnings, along with other compensation expenses to employees.  The following table summarizes the components of our share-based compensation program expense (in thousands):

	Years ended December 31
	2009	2008	2007
Restricted share units
Pretax compensation expense	$14,794	$10,160	$4,820
Tax benefit	5,786	3,835	1,660
Restricted share unit expense, net of tax	$9,008	$6,325	$3,160
Stock options
Pretax compensation expense	$2,772	$3,613	$4,569
Tax benefit	1,084	1,364	1,573
Stock option expense, net of tax	$1,688	$2,249	$2,996

A summary of our restricted share units and nonstatutory stock options follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	1,285,741	$20.68
Granted	684,210	26.99
Vested	(22,558)	20.71
Forfeited	(33,944)	21.40
Unvested at December 31, 2007	1,913,449	$22.92
Granted	760,625	28.34
Vested	(74,699)	24.79
Forfeited	(53,470)	24.06
Unvested at December 31, 2008	2,545,905	$24.46
Granted	600,285	29.37
Vested	(221,977)	25.46
Forfeited	(33,073)	22.97
Unvested at December 31, 2009	2,891,140	$24.04

At December 31, 2009, we had $44.8 million and $6.1 million of total unrecognized compensation expense related to restricted share units and stock options, respectively, that is expected to be recognized over the remaining weighted average period of approximately 3.6 years for restricted share units and 2.0 years for stock options.

Stock Options	Number of Shares (in thousands)	Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2008	5,262	$10.49	4.95	$83.0
Exercised	1,000	6.41	--	24.4
Forfeited	68	11.03	--	--
Outstanding at December 31, 2009	4,194	11.46	4.21	87.3
Exercisable	454	$7.75	3.60	$11.1

The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $24.4 million, $41.7 million and $40.4 million, respectively.  The total fair value of shares vested for both restricted share and stock option plans during the years ended December 31, 2009, 2008 and 2007 was $9.2 million, $5.5 million and $4.5 million, respectively.

6.	Income Taxes

Income tax expense (benefit) attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31
	2009	2008	2007
Current:
Federal	$49,597	$93,699	$114,499
State and local	5,416	8,985	13,462
	55,013	102,684	127,961
Deferred:
Federal	33,421	19,776	(16,209)
State and local	(801)	(817)	161
	32,620	18,959	(16,048)
Total tax expense	$87,633	$121,643	$111,913

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31
	2009	2008	2007
Income tax at federal statutory rate	$78,424	$112,782	$113,766
State tax, net of federal effect	5,020	6,380	9,569
Nondeductible meals and entertainment	1,818	2,531	4,828
Change in effective state tax rate,
net of federal benefit	592	(569)	(714)
Valuation allowance	2,197	--	--
IRS settlement	--	--	(13,678)
Other, net	(418)	519	(1,858)
Total tax expense	$87,633	$121,643	$111,913

Income taxes receivable at December 31, 2009, was $1.9 million and income taxes payable were $14.7 million at December 31, 2008.  These amounts have been included in other accrued expenses in our Consolidated Balance Sheets.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008, are presented below (in thousands):

	December 31
	2009	2008
Deferred tax assets:
Insurance accruals	$2,008	$1,826
Allowance for doubtful accounts	1,607	1,223
Vacation accrual	5,601	5,703
Deferred compensation accrual	17,001	12,686
Federal benefit of state uncertain tax positions	7,735	6,823
Interest rate swap	--	740
Equity investment	2,197	4,365
Other	1,472	1,947
Total gross deferred tax assets	37,621	35,313
Valuation Allowance	(2,197)	--
Total deferred tax assets, net of valuation allowance	35,424	35,313

	December 31
	2009	2008
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	374,279	337,168
Prepaid permits and insurance, principally due to expensing for
income tax purposes	15,119	14,914
Other	(207)	4,378
Total gross deferred tax liabilities	389,191	356,460
Net deferred tax liability	$353,767	$321,147

We recognized a valuation allowance at December 31, 2009, on a $6.3 million long-term capital loss carry-forward related to the Transplace transaction.  See Note 12, Affiliated Company, for more information on this transaction.  We believe that our history of profitability and taxable income, the reversal of deferred tax liabilities, and our utilization of tax planning sufficiently support the carrying amount of the remaining deferred tax assets, net of valuation allowances.

Guidance on accounting for uncertainty in income taxes prescribes recognition and measurement criteria and requires that we assess whether the benefits of our tax positions taken are more likely than not of being sustained under tax audits.  We adopted the provisions of this guidance effective January 1, 2007.  As a result of this adoption, we recognized a reduction to beginning retained earnings of $7.5 million, as of January 1, 2007.  For the year ended December 31, 2009, we have made adjustments to the balance of unrecognized tax benefits that is a component of other long-term liabilities on our Consolidated Balance Sheet as follows (in millions):

	December 31
	2009	2008	2007
Beginning balance	$14.9	$17.1	$62.6
Additions based on tax positions related to the current year	4.3	2.6	3.2
Additions based on tax positions taken in prior years	2.5	0.3	0.3
Reductions due to settlements	--	(3.2)	(48.4)
Reductions due to lapse of applicable statute of limitations	(2.8)	(1.9)	(0.6)
Ending balance	$18.9	$14.9	$17.1

At December 31, 2009 and 2008, we had a total of $18.9 million and $14.9 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $12.3 million and $9.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2009 and 2008, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Financial Statements.  The amount of accrued interest and penalties during the years ended December 31, 2009, 2008 and 2007 was $1.0 million, $1.5 million, and $6.4 million, respectively.  Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2009 and 2008, was $3.0 million and $3.5 million, respectively.

Tax years 2006 and forward remain subject to examination by federal tax jurisdictions, while tax years 1999 and forward remain open for state jurisdictions.

7.	Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate.  We match a specified percentage of employee contributions, subject to certain limitations.  For the years ended December 31, 2009, 2008 and 2007, our matching contributions to the plan were $2.9 million, $8.5 million and $7.9 million, respectively.  Effective March 1, 2009, we decreased our company match percentage from 50% to 0% for participants who are salaried employees exempt from overtime compensation and from 50% to 25% for all other participants.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation.  Participants can elect to defer up to a maximum of 50% of their base salary as well as up to 85% of their bonus for the year.  The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants.  Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee.  A participant may elect to receive deferred amounts in one payment or, if the balance is greater than $25,000, in quarterly installments payable over a period of 3, 5, 10 or 15 years upon reaching age 55, having 15 years of service or becoming disabled.  Our total liability under this plan was $9.4 million as of December 31, 2009, and $7.6 million as of December 31, 2008.  These amounts are included in other long-term liabilities in our Consolidated Balance Sheets.  Participant withholdings are held by a trustee and invested in equity securities as directed by participants.  These investments are classified as trading securities and recorded at fair value.  Realized and unrealized gains and losses are recognized currently in earnings.  The investments are included in other assets in our Consolidated Balance Sheets and totaled $9.4 million as of December 31, 2009, and $7.6 million as of December 31, 2008.

8.	Derivative and Financial Instruments

Interest rate swap

In September 2006, we entered into an agreement to swap the variable rate on our $100 million term loan and credit facility for a fixed 5.85% interest rate.  The swap expired September 29, 2009, when the related term loan was due. The derivative was designated as a hedge of the variability of cash flows to be paid related to the term loan and met the criteria of a cash flow hedge.  Accordingly, changes in the fair value of the derivative were recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affected earnings to the extent the derivative was effective in offsetting gains and losses of changes in the fair value of the hedged item. The ineffective portion of gains and losses, if any, was recorded in current earnings through interest expense.  The fair value of the swap was zero at December 31, 2009, and $1.9 million at December 31, 2008, and was recorded in other accrued expenses in our Consolidated Balance Sheets.

Fair value

The carrying values and estimated fair values, based on their net present value, of our long-term debt at December 31, 2009, were as follows (in thousands):

	Carrying Value	Estimated Fair Value
Revolving lines of credit	$165,000	$165,000
Senior notes	400,000	424,399

The carrying amounts of all other instruments at December 31, 2009, approximate their fair value due to the short maturity of these instruments.

9.	Comprehensive Income

Comprehensive income includes changes in the fair value of derivative instruments, which qualify for hedge accounting.  A reconciliation of net income and comprehensive income follows (in thousands):

	Years ended December 31
	2009	2008	2007
Net income	$136,435	$200,593	$213,134
Unrealized loss on derivative instruments, net of tax of $91 and $554, respectively	--	(193)	(845)
Realized loss reclassified to earnings related to derivative instruments accounted for as hedges, net of tax of $740	1,186	--	--
Comprehensive income	$137,621	$200,400	$212,289

10.	Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of accounting standards related to fair value measurements.  The standards, among other things, define fair value, establish a framework for measuring fair value and expand disclosure about such fair value measurements.  Assets and liabilities measured at fair value are based on one or more of three valuation techniques provided for in the standards.  The three valuation techniques are as follows:

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

The standards clarify that fair value is an exit price, representing the amount that would be received to sell an asset, based on the highest and best use of the asset, or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for evaluating such assumptions, the standards establish a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value as follows:

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

The following are assets measured at fair value at December 31, 2009:

	Asset/(Liability) Balance (in millions)	Valuation Technique	Input Level
Trading investments	$9.4	Market	1
Assets held for sale	$3.2	Market	2

Trading investments are classified in other assets in our Consolidated Balance Sheets and measured on a recurring basis.  Assets held for sale are measured on a nonrecurring basis.  Adoption of the standards for fair value measurements increased our disclosures regarding such measurements and did not have an effect on our operating income or net earnings.

11.	Commitments and Contingencies

As of December 31, 2009, we had approximately $15.6 million of obligations remaining under operating lease arrangements related to terminal facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2009, are approximately $15.6 million, with payment streams as follows (in thousands): 2010 - $6,390; 2011 - $4,507; 2012 - $2,587; 2013 - $986; 2014 - $443 and 2015 and thereafter - $694.

Total rent expense was $19.4 million in 2009, $19.6 million in 2008, and $29.2 million in 2007.

At December 31, 2009, we had outstanding commitments to acquire approximately $132 million of revenue equipment and facilities in 2010.  This amount is net of approximately $30 million of expected sales proceeds from equipment dispositions, based on trade-in values agreed to with third parties.

During 2009, we issued financial standby letters of credit as a guarantee of our performance under certain operating lease commitments and self-insurance arrangements.  If we default on our commitments under the lease agreements or other arrangements, we are required to perform under these guarantees.  The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $10.5 million.

We are a defendant in certain class-action allegations in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  Further proceedings have been stayed in these matters pending the California Supreme Court’s decision in a case unrelated to ours involving similar issues.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

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

We owned a 37% equity interest in a logistics joint venture called Transplace, Inc. (TPI).  We routinely entered into transactions with TPI regarding the movement of freight.  We earned transportation revenues and incurred purchase transportation expenses from TPI.  We advanced $7.7 million to TPI in the form of a note receivable during 2005, and in January 2009 the due date on this note was extended to August 2011.  The note carried an interest rate of 6.0%.  In 2006, we reduced the remainder of our original investment in the joint venture to zero as a result of our equity in loss of TPI.  In accordance with current accounting standards, we have reduced the balance of the note receivable by the amount of our equity in losses of TPI.

In December 2009, all of the assets and operations of TPI were sold to an unrelated third party.  Proceeds from the sale were used to repay the note holders.  We received $5.6 million in December as repayment of our outstanding note.  These transactions generated a $3.3 million pretax gain that was recorded in the equity in operations of affiliated company in our Consolidated Statements of Earnings.

Revenues earned from TPI for providing transportation services were $13.7 million, $22.5 million and $22.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Accounts receivable from TPI, which are included in our trade accounts receivable, were $1.8 million and $3.4 million at December 31, 2009 and 2008, respectively.  Net note receivable from TPI, which is included in other assets, was $0 and $2.6 million at December 31, 2009 and 2008, respectively.

13.	Segment Information

We have four reportable business segments - Intermodal (JBI), Dedicated Contract Services (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS) - which are based primarily on the services each segment provides.  The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations.  DCS segment business typically includes company-owned revenue equipment and employee drivers assigned to a specific customer, traffic lane or service.  DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates.  JBT business includes full-load dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail.  ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with JBHT-owned equipment.  ICS services include flatbed, refrigerated and LTL, as well as a variety of dry-van and intermodal solutions.  All transactions between reporting segments are eliminated in consolidation.

Our customers are geographically dispersed across the United States.  One customer accounted for approximately 8%, 9% and 12% of consolidated operating revenues in 2009, 2008 and 2007, respectively.  A summary of certain segment information as of December 31 is presented below (in millions):

	Assets (1) December 31
	2009	2008	2007
JBI	$918	$793	$695
DCS	454	399	421
JBT	282	380	535
ICS	30	24	16
Other (includes corporate)	173	197	196
Total	$1,857	$1,793	$1,863

	Revenues Years ended December 31
	2009	2008	2007
JBI	$1,764	$1,952	$1,653
DCS	757	927	937
JBT	447	676	842
ICS	259	209	92
Total segment revenues	3,227	3,764	3,524
Intersegment eliminations	(24)	(32)	(34)
Total	$3,203	$3,732	$3,490

	Operating Income (Loss) Years ended December 31
	2009	2008	2007
JBI(2)	$183	$254	$239
DCS(2)	63	92	94
JBT(2)	(11)	1	32
ICS	13	11	4
Other	--	--	--
Total	$248	$358	$369

	Depreciation and Amortization Expense Years ended December 31
	2009	2008	2007
JBI	$64	$57	$45
DCS	63	69	71
JBT	51	65	78
ICS	--	--	--
Other	11	11	11
Total	$189	$202	$205

(1)	Business segment assets exclude the net impact of intercompany transactions and accounts.
(2)	Includes pretax charges to write down the value of certain assets held for sale as follows: $6.6 million for JBI in 2009, $3.7 million for DCS in 2009, $3.9 million for JBT in 2008 and $8.4 million for JBT in 2007.

14.	Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2009 and 2008 are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2009:
Operating revenues	$722,835	$769,784	$833,749	$876,953
Operating income	$56,990	$47,091	$70,954	$72,936
Net earnings	$30,758	$24,049	$39,963	$41,665
Basic earnings per share	$0.24	$0.19	$0.31	$0.33
Diluted earnings per share	$0.24	$0.19	$0.31	$0.32
2008:
Operating revenues	$878,383	$977,339	$996,434	$879,787
Operating income	$72,055	$94,045	$106,266	$86,051
Net earnings	$36,413	$50,604	$60,300	$53,276
Basic earnings per share	$0.29	$0.40	$0.48	$0.42
Diluted earnings per share	$0.28	$0.39	$0.47	$0.41