Form 10-Q
period 2010-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2010-04-29
CIK 728535

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-11757

J.B. HUNT TRANSPORT SERVICES, INC.
(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

615 J.B. Hunt Corporate Drive, Lowell, Arkansas  72745
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
Yes  __    No   X

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2010 was 127,328,832.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q
For The Quarterly Period Ended March 31, 2010

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Operating revenues, excluding fuel surcharge revenues	$736,826	$663,654
Fuel surcharge revenues	107,847	59,181
Total operating revenues	844,673	722,835

Operating expenses:
Rents and purchased transportation	374,769	299,422
Salaries, wages and employee benefits	208,295	192,345
Fuel and fuel taxes	80,377	59,230
Depreciation and amortization	48,012	47,363
Operating supplies and expenses	36,042	35,626
Insurance and claims	11,551	11,850
General and administrative expenses, net of asset dispositions	6,659	8,450
Operating taxes and licenses	6,534	6,895
Communication and utilities	4,994	4,664
Total operating expenses	777,233	665,845
Operating income	67,440	56,990
Interest expense, net	6,494	6,756
Equity in operations of affiliated company	0	625
Earnings before income taxes	60,946	49,609
Income taxes	23,464	18,851
Net earnings	$37,482	$30,758

Weighted average basic shares outstanding	127,282	126,078

Basic earnings per share	$0.29	$0.24

Weighted average diluted shares outstanding	130,397	128,558

Diluted earnings per share	$0.29	$0.24

Dividends declared per common share	$0.12	$0.11

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,787	$7,843
Trade accounts receivable, net	341,659	310,339
Prepaid expenses and other	70,467	74,283
Total current assets	419,913	392,465
Property and equipment, at cost	2,198,855	2,192,947
Less accumulated depreciation	749,396	748,276
Net property and equipment	1,449,459	1,444,671
Other assets	19,761	19,778
	$1,889,133	$1,856,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$200,000	$0
Trade accounts payable	180,085	191,347
Claims accruals	23,025	18,545
Accrued payroll	52,043	34,651
Other accrued expenses	19,107	14,170
Deferred income taxes	11,147	10,505
Total current liabilities	485,407	269,218

Long-term debt	341,000	565,000
Other long-term liabilities	36,073	35,581
Deferred income taxes	354,138	343,262
Stockholders' equity	672,515	643,853
	$1,889,133	$1,856,914

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$37,482	$30,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,012	47,363
Share-based compensation	5,193	4,556
(Gain)/loss on sale of revenue equipment and other	(2,200)	211
Provision/(benefit) for deferred income taxes	11,517	(2,741)
Equity in operations of affiliated company	0	625
Changes in operating assets and liabilities:
Trade accounts receivable	(31,321)	1,720
Income tax payable	10,367	6,980
Other assets	1,147	17,530
Trade accounts payable	(10,285)	(37,721)
Claims accruals	4,480	503
Accrued payroll and other accrued expenses	12,283	3,538
Net cash provided by operating activities	86,675	73,322

Cash flows from investing activities:
Additions to property and equipment	(69,607)	(66,735)
Net proceeds from sale of equipment	21,934	20,141
Net proceeds from the sale of available for sale investments	0	550
Change in other assets	(68)	(7,321)
Net cash used in investing activities	(47,741)	(53,365)

Cash flows from financing activities:
Payments on long-term debt	0	(3,500)
Proceeds from revolving lines of credit and other	235,423	359,770
Payments on revolving lines of credit and other	(260,400)	(361,500)
Stock option exercises and other	393	130
Tax benefit on stock options exercised	865	215
Dividends paid	(15,271)	(13,869)
Net cash used in financing activities	(38,990)	(18,754)
Net change in cash and cash equivalents	(56)	1,203
Cash and cash equivalents at beginning of period	7,843	2,373
Cash and cash equivalents at end of period	$7,787	$3,576

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,213	$12,688
Income taxes	$718	$14,652

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements.  While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010, or any other interim period.  Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our Truck and Intermodal segments.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted share units or stock options exercised or converted their holdings into common stock.  The dilutive effect of restricted share units and stock options was 3.1 million shares during the first quarter 2010, compared to 2.5 million shares during the first quarter 2009.

There were no stock options outstanding where the exercise price was greater than the average market price at March 31, 2010.  Options to purchase 12,000 shares of common stock, with an exercise price range of $24.27 - $24.43, were outstanding at March 31, 2009, but were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2010	2009
Restricted share units:
Pretax compensation expense	$4,868	$4,220
Tax benefit	1,874	1,603
Restricted share unit expense, net of tax	$2,994	$2,617
Stock options:
Pretax compensation expense	$324	$336
Tax benefit	125	128
Stock option expense, net of tax	$199	$208

      As of March 31, 2010, we had $40.2 million and $6.0 million of total unrecognized compensation expense related to restricted share units and nonstatutory stock options, respectively, which is expected to be recognized over the remaining weighted-average period of 3.5 years for restricted share units and 1.8 years for stock options.

4.	Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	March 31, 2010	December 31, 2009

Revolving line of credit	$141.0	$165.0
Senior notes	400.0	400.0
Less current portion of long-term debt	(200.0)	--
Total long-term debt	$341.0	$565.0

Revolving Line of Credit

At March 31, 2010, we were authorized to borrow up to $350 million under a revolving line of credit, which is supported by a credit agreement with a group of banks and expires in March 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowing and our credit rating.  At March 31, 2010, we had $141 million outstanding at an average interest rate of 0.90% under this agreement.

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

Our revolving line of credit and senior notes require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2010.

5.	Capital Stock

On February 4, 2010, our Board of Directors declared a regular quarterly dividend of $0.12 per common share, which was paid on February 26, 2010, to stockholders of record on February 12, 2010.  On April 28, 2010, our Board of Directors declared a regular quarterly dividend of $0.12 per common share, which will be paid on May 28, 2010, to stockholders of record on May 14, 2010.  On April 28, 2010, our Board of Directors authorized the purchase of $500 million of our common stock.

6.	Comprehensive Income

      Comprehensive income includes changes in the fair value of an interest rate swap, which qualified for hedge accounting and expired effective September 29, 2009.  A reconciliation of net earnings and comprehensive income follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net earnings	$37,482	$30,758
Unrealized gain on derivative instruments	--	650
Income tax expense	--	(247)
Comprehensive income	$37,482	$31,161

7.	Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The following are assets and liabilities measured at fair value, based on quoted market prices (Level 1) and completed sales or market asking prices for similar assets (Level 2), at March 31, 2010 (in millions):

	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs Assets/(Liabilities) (Level 2)
Trading investments	$9.6	$--
Assets held for sale	$--	$0.5

Trading investments and assets held for sale are classified in other assets in our Condensed Consolidated Balance Sheets.  Trading investments are measured on a recurring basis.  Assets held for sale are measured on a nonrecurring basis.

The carrying amounts and estimated fair values, based on their net present value using market rates obtained from third parties, of our long-term debt at March 31, 2010, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Revolving line of credit	$141.0	$141.0
Senior notes	$400.0	$366.9

The carrying amounts of all other instruments at March 31, 2010, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 38.5% for the three months ended March 31, 2010, compared with 38.0% for the three months ended March 31, 2009.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.  The 2010 effective income tax rate reflects changes in estimates related to state income taxes and nontaxable and nondeductible items as they relate to expected annual income.

At March 31, 2010, we had a total of $18.9 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $12.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $3.3 million at March 31, 2010.

9.	Legal Proceedings

We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on our present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or our liquidity.

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

We reported four distinct business segments during the three months ended March 31, 2010 and 2009.  These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS).  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2009.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of March 31,
	2010	2009
JBI	$950	$813
DCS	460	400
JBT	287	374
ICS	29	26
Other (includes corporate)	163	168
Total	$1,889	$1,781

	Operating Revenues For The Three Months Ended March 31,
	2010	2009
JBI	$469	$391
DCS	208	179
JBT	113	102
ICS	61	56
Subtotal	851	728
Inter-segment eliminations	(6)	(5)
Total	$845	$723

	Operating Income (Loss) For The Three Months Ended March 31,
	2010	2009
JBI	$48	$41
DCS	18	17
JBT	1	(6)
ICS	1	4
Other (includes corporate)	(1)	1
Total	$67	$57

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2010	2009
JBI	$18	$15
DCS	16	16
JBT	11	14
ICS	0	0
Other (includes corporate)	3	2
Total	$48	$47

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2009, as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities.  Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our Truck and Intermodal segments.  You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2009, for additional information on risk factors and other events that are not within our control.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation and delivery service companies in North America.  We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada and Mexico.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  In addition, we offer services that generally are not provided by common truckload or intermodal carriers, including specialized equipment, on-site management and final-mile delivery services.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30.  The operation of each of our four business segments is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2009.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that impact the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes.  Therefore, the reported amounts of assets, liabilities, revenues, expenses and associated disclosures of contingent assets and liabilities are affected by these estimates.  We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from our estimates.  Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revision become known.

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K).  The four critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes.  We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.  In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2009, contains a summary of our critical accounting policies.  There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues			Operating Income (Loss)
	2010	2009	% Change	2010	2009
JBI	$469	$391	20%	$47.5	$41.3
DCS	208	179	16	18.4	17.4
JBT	113	102	11	0.6	(5.8)
ICS	61	56	8	1.1	4.1
Subtotal	851	728	17%	67.6	57.0
Inter-segment eliminations	(6)	(5)	(5)	(0.2)	--
Total	$845	$723	17%	$67.4	$57.0

Our total consolidated operating revenues increased to $845 million for the first quarter 2010, a 17% increase from $723 million in the first quarter 2009.  The increase in operating revenues was primarily attributable to higher volumes in our JBI and ICS segments, significant growth in our DCS segment, as well as revenue growth in our JBT segment.  Higher fuel prices resulted in fuel surcharge (FSC) revenues of $107.8 million during the current quarter, compared with $59.2 million in 2009.  If FSC revenues were excluded from both periods, first quarter 2010 revenue increased 11% from 2009.

JBI segment revenue increased 20%, to $469 million during the first quarter 2010, compared with $391 million in 2009.  This increase in segment revenue was primarily a result of a 21% increase in load volume over the prior year period.  Load volume in our eastern network increased 26% over the prior year.  Additionally, transcontinental volume increased 20%.  Operating income of the JBI segment increased to $47.5 million in the first quarter 2010, from $41.3 million in 2009, primarily due to the volume and revenue growth.

DCS segment revenue increased 16%, to $208 million in the first quarter 2010, from $179 million in 2009.  Excluding fuel surcharges, revenue increased 13%, compared to the first quarter 2009.  This revenue increase related to new final-mile delivery contracts added in 2009, as well as an increase in productivity, defined as revenue per truck excluding FSC, at our base business accounts.  Operating income of our DCS segment increased to $18.4 million in 2010, from $17.4 million in 2009.  This increase in operating income was primarily due to increased demand and new business, partially offset by implementation expenses associated with new business.

JBT segment revenue totaled $113 million for the first quarter 2010, an increase of 11% from $102 million in the first quarter 2009.  Excluding FSC, segment revenue increased 4%.  This increase in revenue was primarily a result of increased load volume, compared to the same quarter a year ago, which allowed selectivity among available loads.  In addition, higher spot rates and longer length of haul contributed to the revenue increase.  Our JBT segment operating income was approximately $0.6 million during the first quarter 2010, compared with an operating loss of $5.8 million during first quarter 2009.  This increase in operating income was the result of increased revenue and the impact of our network refinement and fleet reduction which allowed for effective cost control measures and better tractor utilization.

ICS segment revenue grew 8%, to $61 million in the first quarter 2010, from $56 million in 2009, which was primarily attributable to a 5% increase in load volume and a change in freight mix to more transactional shipments, which allows faster pricing adjustments in response to market fluctuations.  Operating income of our ICS segment decreased to $1.1 million, from $4.1 million in 2009, due to an increase in purchased transportation expense, as well as an increase in costs related to new branch openings.  ICS gross profit (gross revenue less purchased transportation expense) decreased 28% to $9.1 million, resulting in a gross profit margin decline to 14.8% in the current quarter from 22.2% in the first quarter 2009.  The higher margins in the first quarter 2009 were partly attributable to the oversupply of carrier capacity, which resulted in lower third party charges.  During the first quarter 2010, supply moderated creating the need to balance between our long-term growth objectives and procuring capacity that met our service and margin requirements.  Our ICS employee count increased 7% during the first quarter 2010, compared with 2009, which was largely in sales and operations.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2010	2009	2010 vs. 2009
Total operating revenues	100.0%	100.0%	16.9%
Operating expenses:
Rents and purchased transportation	44.4	41.4	25.2
Salaries, wages and employee benefits	24.7	26.6	8.3
Fuel and fuel taxes	9.5	8.2	35.7
Depreciation and amortization	5.7	6.6	1.4
Operating supplies and expenses	4.3	4.9	1.2
Insurance and claims	1.4	1.6	(2.5)
General and administrative expenses, net of asset dispositions	0.6	1.2	(21.2)
Operating taxes and licenses	0.8	1.0	(5.2)
Communication and utilities	0.6	0.6	7.1
Total operating expenses	92.0	92.1	16.7
Operating income	8.0	7.9	18.3
Interest expense, net	0.8	0.9	(3.9)
Equity in operations of affiliated company	0.0	0.1	(100.0)
Earnings before income taxes	7.2	6.9	22.9
Income taxes	2.8	2.6	24.5
Net earnings	4.4%	4.3%	21.9%

Total operating expenses increased 16.7%, while operating revenues increased 16.9%, during the first quarter 2010, from the comparable period 2009.  Operating income increased to $67.4 million during the first quarter 2010, from $57.0 million in 2009.

Rents and purchased transportation costs increased 25.2% in 2010.  This increase was primarily the result of the higher price of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense, as well as an increase in load volume which increased services from these third-party rail and truck carriers.

Salaries, wages and employee benefit costs increased 8.3% in 2010 compared with 2009.  This increase was primarily related to increases in driver and other labor pay due to increased business demand and the increase in final-mile delivery service business compared to a year ago.

Fuel costs increased 35.7% in 2010, compared with 2009 due to a significant increase in the cost of fuel, as well as an increase in freight volume.  It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 1.4% in 2010 due to additions to our JBI segment container and chassis fleet to support additional business demand.  Insurance and claims expense decreased 2.5% in 2010 compared with 2009, primarily due to fewer claim incidents.  Operating taxes and licenses decreased by 5.2% due to the decreased miles and tractor count in our JBT segment.

General and administrative expenses decreased 21.2% for the current quarter from the comparable period in 2009, primarily as a result of net gains from asset sales, as well as decreases in driver expenses and corporate advertising.  Net gains from sale of revenue equipment were $2.2 million in 2010, compared with $0.2 million in 2009.  The decrease in general and administrative expenses was partially offset by increases in buildings and facility expenses.

Net interest expense decreased in 2010, primarily due to a reduction in debt levels and lower interest rates.  Total debt decreased to $541.0 million at March 31, 2010, from $629.0 million at March 31, 2009.

Our effective income tax rate was 38.5% in 2010 and 38.0% in 2009.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $87 million during the first three months of 2010, compared with $73 million for the same period 2009.  Operating cash flows increased primarily due to increased earnings and a decrease in cash flows related to trade accounts payable, due to timing of payments.  In addition, the timing of payments related to payroll accruals resulted in a net increase in cash flows from operations for the current quarter.  These increases were offset by a decrease in cash flows related to trade receivables, due to timing of receipts, and a decrease in cash provided from other assets, which was primarily due to timing of funding our prepaid insurance.  Net cash used in investing activities totaled $48 million in 2010, compared with $53 million in 2009.  The decrease in investing cash flows primarily related to lower implementation costs and investment in new DCS start-up business compared with 2009.  This decrease was partially offset by an increase in current year equipment additions related to growth in the JBI container and chassis fleet.  Net cash used in financing activities increased to $39 million in 2010, compared to $19 million in 2009, as a result of higher payments on outstanding debt during the current quarter and an increase in our quarterly dividend payment.

Debt and Liquidity Data
	March 31, 2010	December 31, 2009	March 31, 2009
Working capital ratio	0.87	1.46	1.14
Current portion of long-term debt (millions)	$200.0	$0.0	$65.0
Total debt (millions)	$541.0	$565.0	$629.0
Total debt to equity	0.80	0.88	1.14
Total debt as a percentage of total capital	45%	47%	53%

Our working capital ratio decreased from March 31 and December 31, 2009 primarily as a result of reclassifying our $200 million 2011 senior note to current liabilities based on a maturity date of March 2011.

Liquidity

Our need for capital has typically resulted from the acquisition of intermodal containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances.  We have also periodically utilized operating leases to acquire revenue equipment.

At March 31, 2010, we were authorized to borrow up to $350 million under a revolving line of credit, which is supported by a credit agreement with a group of banks and expires in March 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowing and our credit rating.  At March 31, 2010, we had $141 million outstanding at an average interest rate of 0.90% under this agreement.

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.

	Contractual Cash Obligations As of March 31, 2010 Amounts Due by Period (in millions)
	Total	One Year Or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$17.1	$7.4	$7.8	$1.3	$0.6
Debt obligations	541.0	200.0	191.0	150.0	0
Interest payments on debt (1)	56.3	23.9	23.3	9.1	0
Commitments to acquire revenue equipment and facilities	142.2	142.2	0	0	0
Total	$756.6	$373.5	$222.1	$160.4	$0.6

(1)       Interest payments on debt are based on the debt balance and applicable rate at March 31, 2010.

Our net capital expenditures were approximately $48 million during the first three months of 2010, compared with $54 million for the same period 2009.  Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets, including those recorded in “Other Assets” in our Condensed Consolidated Balance Sheets that are necessary to contribute to and support the future growth of our various business segments.  Capital expenditures in 2010 were primarily for tractor trades, additional intermodal containers and chassis, and other trailing equipment.  We are currently committed to spend approximately $142 million during the remainder of 2010, net of $15 million of expected sales proceeds from equipment dispositions.  We expect to spend approximately $230 million for net capital expenditures during calendar year 2010.  The table above excludes $22.2 million of potential liabilities for uncertain tax positions, as we are unable to reasonably estimate the ultimate timing of settlement.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases, primarily for facilities.  As of March 31, 2010, we had approximately $17.1 million of obligations on the facility leases.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2009, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

•
Our business is subject to general economic and business factors, any of which could have a material adverse effect on our results of operations.  Economic trends and tightening of credit in financial markets could adversely affect our ability, and the ability of our suppliers, to obtain financing for operations and capital expenditures.

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

•	Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

•	Difficulty in attracting and retaining drivers, delivery personnel and third-party carriers could affect our profitability and ability to grow.

•	We operate in a competitive and highly fragmented industry. Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

•	Extreme or unusual weather conditions can disrupt our operations, impact freight volumes and increase our costs, all of which could have a material adverse effect on our business results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $541 million of debt outstanding at March 31, 2010, including our revolving line of credit and senior notes issuances.  Our senior notes have fixed interest rates of 5.31% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  Our revolving line of credit has variable interest rates, which are based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin.  Our earnings would be affected by changes in these short-term variable interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $1.4 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2010.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of March 31, 2010, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases.  As of March 31, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2010, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first three months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29th day of April, 2010.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

By:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration, Chief Financial Officer

By:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer