Form 10-Q
period 2010-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2010-07-30
CIK 728535

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes   X             No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     X        Accelerated filer _____    Non-accelerated filer _____     Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __      No    X

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2010 was 123,307,759.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q
For The Quarterly Period Ended June 30, 2010

Part I.    Financial Information
ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating revenues, excluding fuel surcharge revenues	$812,033	$702,986	$1,548,859	$1,366,639
Fuel surcharge revenues	130,743	66,798	238,590	125,980
Total operating revenues	942,776	769,784	1,787,449	1,492,619

Operating expenses:
Rents and purchased transportation	419,461	336,569	794,230	635,991
Salaries, wages and employee benefits	228,204	192,933	436,499	385,279
Fuel and fuel taxes	84,542	62,712	164,919	121,942
Depreciation and amortization	49,148	47,094	97,160	94,457
Operating supplies and expenses	38,565	38,665	74,608	74,292
Insurance and claims	11,649	13,858	23,200	25,709
General and administrative expenses, net of asset dispositions	8,824	19,401	15,481	27,847
Operating taxes and licenses	6,707	7,022	13,241	13,917
Communication and utilities	4,329	4,439	9,324	9,104
Total operating expenses	851,429	722,693	1,628,662	1,388,538
Operating income	91,347	47,091	158,787	104,081
Interest expense, net	6,611	7,505	13,105	14,261
Equity in operations of affiliated company	-	223	-	848
Earnings before income taxes	84,736	39,363	145,682	88,972
Income taxes	32,623	15,314	56,088	34,165
Net earnings	$52,113	$24,049	$89,594	$54,807

Weighted average basic shares outstanding	125,686	126,346	126,480	126,213

Basic earnings per share	$0.41	$0.19	$0.71	$0.43

Weighted average diluted shares outstanding	128,920	129,364	129,654	128,962

Diluted earnings per share	$0.40	$0.19	$0.69	$0.42

Dividends declared per common share	$0.12	$0.11	$0.24	$0.22

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,714	$7,843
Trade accounts receivable, net	363,669	310,339
Prepaid expenses and other	52,188	74,283
Total current assets	423,571	392,465
Property and equipment, at cost	2,242,480	2,192,947
Less accumulated depreciation	784,820	748,276
Net property and equipment	1,457,660	1,444,671
Other assets	19,710	19,778
Total assets	$1,900,941	$1,856,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$200,000	$-
Trade accounts payable	196,730	191,347
Claims accruals	25,136	18,545
Accrued payroll	52,942	34,651
Other accrued expenses	41,923	14,170
Deferred income taxes, current	11,116	10,505
Total current liabilities	527,847	269,218

Long-term debt	417,100	565,000
Other long-term liabilities	38,065	35,581
Deferred income taxes, noncurrent	346,870	343,262
Stockholders' equity	571,059	643,853
Total liabilities and stockholders' equity	$1,900,941	$1,856,914

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$89,594	$54,807
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	97,160	94,457
Share-based compensation	10,786	9,499
(Gain)/loss on sale of revenue equipment and other	(3,032)	2,284
Impairment on assets held for sale	180	10,284
Provision/(benefit) for deferred income taxes	4,218	(35,137)
Equity in operations of affiliated company	-	848
Changes in operating assets and liabilities:
Trade accounts receivable	(53,330)	(27,933)
Income tax payable	8,492	15,706
Other assets	19,295	38,462
Trade accounts payable	9,314	(19,320)
Claims accruals	6,591	1,313
Accrued payroll and other accrued expenses	19,562	5,368
Net cash provided by operating activities	208,830	150,638

Cash flows from investing activities:
Additions to property and equipment	(130,768)	(184,967)
Net proceeds from sale of equipment	26,823	50,275
Net proceeds from the sale of available for sale investments	-	735
Changes in other assets	(52)	(9,648)
Net cash used in investing activities	(103,997)	(143,605)

Cash flows from financing activities:
Payments on long-term debt	-	(7,000)
Proceeds from revolving lines of credit and other	712,300	660,087
Payments on revolving lines of credit and other	(662,529)	(642,000)
Purchase of treasury stock	(131,808)	-
Stock option exercises and other	2,977	4,353
Tax benefit on stock options exercised	4,351	6,466
Dividends paid	(30,253)	(27,742)
Net cash used in financing activities	(104,962)	(5,836)
Net change in cash and cash equivalents	(129)	1,197
Cash and cash equivalents at beginning of period	7,843	2,373
Cash and cash equivalents at end of period	$7,714	$3,570

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,092	$14,919
Cash paid for income taxes	$38,820	$47,635

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

2.    Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options or unvested restricted share units exercised or converted their holdings into common stock.  The dilutive effect of restricted share units and stock options was 3.2 million shares during the second quarter 2010, compared to 3.0 million shares during second quarter 2009.  During the six months ended June 30, 2010 and June 30, 2009, the dilutive effect of restricted share units and stock options was 3.2 million shares and 2.7 million shares, respectively.

3.    Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Restricted share units:
Pretax compensation expense	$4,943	$4,131	$9,811	$8,351
Tax benefit	1,903	1,586	3,777	3,207
Restricted share unit expense, net of tax	$3,040	$2,545	$6,034	$5,144
Stock options:
Pretax compensation expense	$651	$812	$975	$1,148
Tax benefit	251	312	375	441
Stock option expense, net of tax	$400	$500	$600	$707

As of June 30, 2010, we had $36.0 million and $6.0 million of total unrecognized compensation expense related to restricted share units and nonstatutory stock options, respectively, which is expected to be recognized over the remaining weighted-average period of 3.5 years for restricted share units and 1.6 years for stock options.  During the six months ended June 30, 2010, we issued 24,402 shares for vested restricted share units and 482,163 shares as a result of stock option exercises.

4.    Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	June 30, 2010	December 31, 2009
Revolving line of credit	$217.1	$165.0
Senior notes	400.0	400.0
Less current portion of long-term debt	(200.0)	-
Total long-term debt	$417.1	$565.0

Revolving Line of Credit

At June 30, 2010, we were authorized to borrow up to $350 million under a revolving line of credit, which is supported by a credit agreement with a group of banks and expires in March 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At June 30, 2010, we had $217.1 million outstanding at an average interest rate of 1.1% under this agreement.

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

Our revolving line of credit and senior notes require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2010.

5.    Capital Stock

On April 28, 2010, our Board of Directors declared a regular quarterly dividend of $0.12 per common share, which was paid on May 28, 2010, to stockholders of record on May 14, 2010.  On April 28, 2010, our Board of Directors authorized the purchase of $500 million of our common stock.  During the three months ended June 30, 2010, we purchased 4.4 million shares for $150.0 million, with 2.9 million shares purchased for $100.0 million, through an accelerated repurchase program which was completed on June 10, 2010.  At June 30, 2010, we had $350.0 million remaining under this authorization.  Of the $150.0 million purchased, only $131.8 had settled as of quarter end, resulting in an accrual of approximately $18 million for July cash settlement, which is recorded in other accrued expenses at June 30, 2010.  On July 15, 2010, our Board of Directors declared a regular quarterly dividend of $0.12 per common share, which will be paid on August 13, 2010, to stockholders of record on July 30, 2010.

6.    Comprehensive Income

      Comprehensive income includes changes in the fair value of an interest rate swap, which qualified for hedge accounting and expired effective September 29, 2009.  A reconciliation of net earnings and comprehensive income follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings	$52,113	$24,049	$89,594	$54,807
Unrealized gain on derivative instruments	-	563	-	1,213
Income tax expense	-	219	-	466
Comprehensive income	$52,113	$24,393	$89,594	$55,554

7.    Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The following are assets and liabilities measured at fair value, based on quoted market prices (Level 1) and completed sales or market asking prices for similar assets (Level 2), at June 30, 2010 (in millions):

	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs Assets/(Liabilities) (Level 2)
Trading investments	$9.8	$-
Assets held for sale	$-	$0.4

Trading investments and assets held for sale are classified in other assets in our Consolidated Balance Sheets.  Trading investments are measured on a recurring basis.  Assets held for sale are measured on a nonrecurring basis.

The carrying amounts and estimated fair values, based on their net present value using market rates obtained from third parties, of our long-term debt at June 30, 2010, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Revolving line of credit	$217.1	$217.1
Senior notes	$400.0	$378.2

The carrying amounts of all other instruments at June 30, 2010, approximate their fair value due to the short maturity of these instruments.

8.    Income Taxes

Our effective income tax rate was 38.5% for the three and six month periods ended June 30, 2010, compared with 38.9% for the three month period ended June 30, 2009 and 38.4% for the six month period ended June 30, 2009.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.  The 2010 effective income tax rate reflects changes in estimates of state income taxes and nontaxable and nondeductible items as they relate to expected annual income.

At June 30, 2010, we had a total of $18.9 million in gross unrecognized tax benefits, which is a component of other long-term liabilities on our balance sheet. Of this amount, $12.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $3.6 million at June 30, 2010.

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

10.    Business Segments

We reported four distinct business segments during the three and six months ended June 30, 2010.  These segments included: Intermodal (JBI), Dedicated Contract Services (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS).  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2009.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of June 30,
	2010	2009
JBI	$994	$855
DCS	453	431
JBT	272	353
ICS	34	32
Other (includes corporate)	148	150
Total	$1,901	$1,821

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
JBI	$526	$425	$994	$816
DCS	229	174	437	354
JBT	125	108	237	210
ICS	70	68	131	125
Inter-segment eliminations	(7)	(5)	(12)	(12)
Total	$943	$770	$1,787	$1,493

	Operating Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
JBI	$59.5	$38.8	$107.0	$80.1
DCS	22.3	8.1	40.7	25.4
JBT	7.2	(4.0)	7.8	(9.8)
ICS	2.2	4.2	3.3	8.3
Other (includes corporate)	0.1	-	-	0.1
Total	$91.3	$47.1	$158.8	$104.1

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
JBI	$18.5	$15.8	$36.5	$30.6
DCS	17.0	15.4	33.4	31.4
JBT	10.8	13.2	21.8	27.3
ICS	0.1	-	0.1	0.1
Other (includes corporate)	2.7	2.7	5.4	5.1
Total	$49.1	$47.1	$97.2	$94.5

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues			Operating Income (Loss)
	2010	2009	% Change	2010	2009
JBI	$526	$425	24%	$59.5	$38.8
DCS	229	174	31	22.3	8.1
JBT	125	108	15	7.2	(4.0)
ICS	70	68	3	2.2	4.2
Other (includes corporate)	-	-	-	0.1	-
Subtotal	950	775	22%	91.3	47.1
Inter-segment eliminations	(7)	(5)	(5)	-	-
Total	$943	$770	22%	$91.3	$47.1

Our total consolidated operating revenues increased to $943 million for the second quarter 2010, a 22% increase from the $770 million in the second quarter 2009.  Higher fuel prices resulted in fuel surcharge revenues of $130.7 million during the current quarter, compared with $66.8 million in 2009.  If fuel surcharge revenues were excluded from both periods, the increase of 2010 revenue from 2009 was 16%.  The increased level of revenue, excluding fuel surcharge, was primarily attributable to higher load volumes in our JBI segment, significant growth in our DCS segment and revenue growth in our JBT segment.

JBI segment revenue increased 24%, to $526 million during the second quarter 2010, compared with $425 million in 2009.  JBI revenue increased 15% over the comparable prior year quarter when the impact of fuel surcharges is excluded.  The increase in segment revenue was primarily due to a 19% increase in load volume  Operating income of the JBI segment increased to $59.5 million in the second quarter 2010, from $38.8 million in 2009, primarily due to the volume and revenue growth and improved container utilization.

DCS segment revenue increased 31%, to $229 million in 2010, from $174 million in 2009.  Excluding fuel surcharges, revenue increased 27% compared to the second quarter 2009, primarily due to increased revenue per truck per week and increased truck count.  The increase in truck count related to the final implementation of the delivery network, truck additions at certain accounts that had truck reductions in 2009 and the addition of several new dedicated delivery and non-delivery contracts through the first half of 2010.  Operating income of our DCS segment increased to $22.3 million in 2010, from $8.1 million in 2009.  The increase in operating income was primarily due to increased demand and focus on more profitable services.

JBT segment revenue totaled $125 million for the second quarter 2010, an increase of 15% from the $108 million in the second quarter 2009.  Excluding fuel surcharges, segment revenue increased 8%.  The increase in revenue was due to a 1.2% increase in rates and a 10% increase in length of haul.  Our JBT segment operating income was $7.2 million, compared to operating loss of $4.0 million in the second quarter 2009.  This increase in operating income was primarily the result of increased revenue and the impact of our network refinement and fleet reduction which allowed for effective cost control measures and better tractor utilization, which improved 13% over second quarter 2009.

ICS segment revenue grew 3%, to $70 million in the second quarter 2010, from $68 million in the second quarter 2009, which was primarily attributable to a change in freight mix to more transactional shipments.  Transactional shipment business allows faster pricing adjustments in response to market fluctuations than contractual shipments.  Operating income of our ICS segment decreased to $2.2 million, from $4.2 million in 2009 primarily due to increased purchased transportation expenses, causing significant margin compression on our contractual shipment business, and costs associated with new branch locations.  The oversupply of carrier capacity that we experienced during the second quarter 2009 resulted in unusually high margins.  As a result, gross profit (gross revenue less purchased transportation expense) decreased 27% to $9.7 million and gross profit margin decreased to 13.9% in the current quarter vs. 19.5% in the second quarter 2009.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2010	2009	2010 vs. 2009
Total operating revenues	100.0%	100.0%	22.	5%
Operating expenses:
Rents and purchased transportation	44.5	43.7	24.	6
Salaries, wages and employee benefits	24.2	25.1	18.	3
Fuel and fuel taxes	9.0	8.1	34.	8
Depreciation and amortization	5.2	6.1	4.	4
Operating supplies and expenses	4.1	5.0	(0.	3)
Insurance and claims	1.2	1.8	(15.	9)
General and administrative expenses, net of asset dispositions	0.9	2.6	(54.	5)
Operating taxes and licenses	0.7	0.9	(4.	5)
Communication and utilities	0.5	0.6	(2.	5)
Total operating expenses	90.3	93.9	17.	8
Operating income	9.7	6.1	94.	0
Interest expense, net	0.7	1.0	(11.	9)
Equity in operations of affiliated company	-	-	(100.	0)
Earnings before income taxes	9.0	5.1	115.	3
Income taxes	3.5	2.0	113.	0
Net earnings	5.5%	3.1%	116.	7%

Total operating expenses increased 17.8%, while operating revenues increased 22.5%, during the second quarter 2010, from the comparable period 2009.  Operating income increased to $91.3 million during the second quarter 2010, from $47.1 million in 2009.

Rents and purchased transportation costs increased 24.6% in 2010.  This increase was the result of higher rates and the higher price of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense, as well as an increase in load volume which increased services from these third-party rail and truck carriers.

Salaries, wages and employee benefit costs increased 18.3% in 2010 compared with 2009.  This increase was primarily related to increases in driver and other labor pay due to increased business demand and the increase in final mile delivery service business compared to a year ago.

Fuel costs increased 34.8% in 2010, compared with 2009 due to an increase in the cost of fuel, as well as an increase in freight volume.  It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 4.4% in 2010 due to additions to our JBI segment container and chassis fleet to support additional business demand.  Insurance and claims expense decreased 15.9% in 2010 compared with 2009, primarily due to fewer claim incidents.  Operating taxes and licenses decreased by 4.5% primarily due to the decreased miles and tractor count in our JBT segment.

General and administrative expenses decreased 54.5% for the current quarter from the comparable period in 2009, primarily as a result of nonrecurring impairment charges of $10.3 million recorded in second quarter 2009.  Net gains from sale of revenue equipment were $0.7 million in 2010, compared with net losses of $0.1 million in 2009.  The decrease in general and administrative expenses was partially offset by increases in building and facility expenses.

Net interest expense decreased 11.9% in 2010, primarily due to a reduction in debt levels and lower interest rates.  Total debt decreased to $617.1 million at June 30, 2010, from $648.0 million at June 30, 2009.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues			Operating Income (Loss)
	2010	2009	% Change	2010	2009
JBI	$994	$816	22%	$107.0	$80.1
DCS	437	354	23	40.7	25.4
JBT	237	210	13	7.8	(9.8)
ICS	131	125	5	3.3	8.3
Other (includes corporate)	-	-	-	-	0.1
Subtotal	1,799	1,505	20%	158.8	104.1
Inter-segment eliminations	(12)	(12)	-	-	-
Total	$1,787	$1,493	20%	$158.8	$104.1

Our total consolidated operating revenues increased to $1,787 million for the first six months 2010, a 20% increase from the $1,493 million for the comparable period 2009.  Higher fuel prices resulted in fuel surcharge revenues of $238.6 million during the first six months 2010, compared with $125.9 million in 2009.  If fuel surcharge revenues were excluded from both periods, the increase of 2010 revenue from 2009 was 13%.

JBI segment revenue increased 22%, to $994 million during the first six months 2010, compared with $816 million in 2009.  This increase in revenue was primarily a result of increased load volume.  Excluding fuel surcharge, revenues increased 14% over the comparable prior year period.  Operating income of the JBI segment increased to $107.0 million in the first six months 2010, from $80.1 million in 2009, primarily due to the volume and revenue growth, as well as improved container utilization.

DCS segment revenue increased 23%, to $437 million in 2010, from $354 million in 2009.  This revenue increase related to new final-mile delivery contracts added in 2009, as well as increases in productivity. Operating income of our DCS segment increased to $40.7 million in 2010, from $25.4 million in 2009.  The increase in operating income was primarily due to increased demand and new business, partially offset by implementation expenses associated with new business.

JBT segment revenue totaled $237 million for the first six months 2010, an increase of 13% from $210 million in the same period in 2009.  This increase in revenue was the result of increased load volume, longer length of haul and improvements in rates and utilization.  Our JBT segment operating income was $7.8 million during the first six months 2010, up from a $9.8 million operating loss in 2009.  The increase in operating income was the result of increased revenue and continued efforts in network refinement and fleet reduction which allowed for effective cost control measures and better tractor utilization.

ICS segment revenue grew 5%, to $131 million in 2010, from $125 million in 2009, despite a 5% decrease in loads.  The increase was primarily attributable to a change in shipment mix from contractual to more transactional, which allowed for faster pricing adjustments consistent with market changes.  Operating income of our ICS segment decreased to $3.3 million, from $8.3 million in 2009, due to tight capacity, which lowered net margin.  Our ICS employee count remained consistent during the first six months 2010, compared with 2009.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2010	2009	2010 vs. 2009
Total operating revenues	100.0%	100.0%	19.	8%
Operating expenses:
Rents and purchased transportation	44.4	42.6	24.	9
Salaries, wages and employee benefits	24.4	25.8	13.	3
Fuel and fuel taxes	9.2	8.2	35.	2
Depreciation and amortization	5.4	6.3	2.	9
Operating supplies and expenses	4.2	5.0	0.	4
Insurance and claims	1.3	1.7	(9.	8)
General and administrative expenses, net of asset dispositions	1.0	1.9	(44.	4)
Operating taxes and licenses	0.7	0.9	(4.	9)
Communication and utilities	0.5	0.6	2.	4
Total operating expenses	91.1	93.0	17.	3
Operating income	8.9	7.0	52.	6
Interest expense, net	0.7	0.9	(8.	1)
Equity in operations of affiliated company	-	0.1	(100.	0)
Earnings before income taxes	8.2	6.0	63.	7
Income taxes	3.2	2.3	64.	2
Net earnings	5.0%	3.7%	63.	5%

Total operating expenses increased 17.3%, while operating revenues increased 19.8%, during the first six months 2010, from the comparable period of 2009.  Operating income increased to $158.8 million during the first six months 2010, from $104.1 million in 2009.

Rents and purchased transportation costs increased 24.9% in 2010.  This increase was the result of higher rates and the higher price of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense, as well as an increase in load volume which increased services from these third-party rail and truck carriers.

Salaries, wages and employee benefit costs increased 13.3% in 2010 from 2009.  This increase was primarily related to increases in driver and other labor pay due to increased business demand and the increase in final-mile delivery service business compared to a year ago.

Fuel costs increased 35.2% in 2010, compared with 2009 due to an increase in the cost of fuel, as well as an increase in freight volume.  It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 2.9% in 2010, due to additions to our JBI segment container and chassis fleet to support additional business demand.  Insurance and claims expense decreased 9.8% in 2010 compared with 2009, primarily due to fewer claim incidents.  Operating taxes and licenses decreased by 4.9% primarily due to the decreased miles and tractor count in our JBT segment.

General and administrative expenses decreased 44.4%, primarily as a result of impairment charges of $10.3 million recorded in 2009.  Net gains from sale of revenue equipment were $2.9 million in 2010, compared with $0.1 million in 2009.  The decrease in general and administrative expenses was partially offset by increases in building and facility expenses.

Net interest expense decreased 8.1% in 2010, primarily due to reduced debt levels and lower interest rates.  Total debt decreased to $617 million at June 30, 2010, from $648 million at June 30, 2009.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $209 million during the first six months of 2010, compared with $151 million for the same period 2009.  Operating cash flows increased primarily due to increased earnings.  In addition, the timing of payments related to trade accounts payable and payroll accruals resulted in a net increase in cash flows from operations for 2010.  These increases were offset by a decrease in cash flows related to trade receivables, due to timing of receipts, and a decrease in cash provided from other assets, which was primarily due to timing of funding our prepaid insurance.  Net cash used in investing activities totaled $104 million in 2010, compared with $144 million in 2009.  The decrease in investing cash flows primarily related to lower implementation costs and investment in new DCS start-up business in 2010, compared with 2009.  This decrease was also due to a decrease in current year equipment additions, net of proceeds from sales, compared to the first half of 2009.  Net cash used in financing activities increased to $105 million in 2010, compared to $6 million in 2009, primarily as a result of stock repurchases during the current quarter and an increase in our quarterly dividend payments.

Debt and Liquidity Data
	June 30, 2010		December 31, 2009		June 30, 2009
Working capital ratio	0.8	0	1.4	6	1.1	0
Current portion of long-term debt (millions)	$200.	0	$0.	0	$61.	5
Total debt (millions)	$617.	1	$565.	0	$648.	2
Total debt to equity	1.0	8	0.8	8	1.1	2
Total debt as a percentage of total capital	52%		47%		53%

Our working capital ratio decreased from June 30 and December 31, 2009 primarily as a result of reclassifying our $200 million 2011 senior note to current liabilities based on a maturity date of March 2011.  The increase in our debt to equity ratio from December 31, 2009 is primarily due to an increase in debt to fund our share repurchase program authorized in May 2010.

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

At June 30, 2010, we were authorized to borrow up to $350 million under a revolving line of credit, which is supported by a credit agreement with a group of banks and expires in March 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At June 30, 2010, we had $217.1 million outstanding at an average interest rate of 1.1% under this agreement.

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.
	Contractual Cash Obligations As of June 30, 2010 Amounts Due by Period (in millions)
	Total	One Year Or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$15.9	$7.2	$6.9	$1.2	$0.6
Debt obligations	617.1	200.0	267.1	150.0	-
Interest payments on debt (1)	52.7	22.6	23.3	6.8	-
Commitments to acquire revenue equipment and facilities	129.8	129.8	-	-	-
Total	$815.5	$359.6	$297.3	$158.0	$0.6

(1)       Interest payments on debt are based on the debt balance and applicable rate at June 30, 2010.

Our net capital expenditures were approximately $104 million during the first six months of 2010, compared with $142 million for the same period 2009.  Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets, including those recorded in “Other Assets” in our Condensed Consolidated Balance Sheets that are necessary to contribute to and support the future growth of our various business segments.  Capital expenditures in 2010 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment.  We are currently committed to spend approximately $124 million during the remainder of 2010, net of $10 million of expected sales proceeds from equipment dispositions.  We expect to spend approximately $280 million for net capital expenditures during calendar year 2010.  The table above excludes $22.5 million of potential liabilities for uncertain tax positions, as we are unable to reasonably estimate the ultimate timing of settlement.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases, primarily for facilities.  As of June 30, 2010, we had approximately $15.9 million of obligations on the facility leases.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $617 million of debt outstanding at June 30, 2010, including our revolving line of credit and senior notes issuances.  Our senior notes have fixed interest rates of 5.31% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  Our revolving line of credit has variable interest rates, which are based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin.  Our earnings would be affected by changes in these short-term variable interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $2.2 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2010.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of June 30, 2010, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases.  As of June 30, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2010, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first six months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities
The following table summarizes purchases of our common stock during the three months ended June 30, 2010:

Period	Number of Common Shares Purchased		Average Price Paid Per Common Share Purchased		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
April 1 through April 30, 2010	-		$-		-	$500
May 1 through May 31, 2010	2,920,571	(2)	34.33	(2)	2,920,571	400
June 1 through June 30, 2010	1,506,905		33.18		1,506,905	350
Total	4,427,476		$33.94		4,427,476	$350

(1)    On April 28, 2010 our Board of Directors authorized the purchase of up to $500 million of our common stock.

(2)    Number of common shares and average price paid per common share reflect the effective total purchases upon completion of our $100 million accelerated repurchase program, which commenced in May, 2010.  Terms of the program included a deferment of 434,383 shares until program completion on June 10, 2010.

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

3.2	Restated Bylaws of J. B. Hunt Transport Services, Inc. dated February 4, 2010 (incorporated by reference from Exhibit 3.0 of the Company’s Current Report on Form 8-K, filed February 10, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 30th day of July, 2010.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

By:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration and Chief Financial Officer

By:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller and
Chief Accounting Officer