Form 10-Q
period 2010-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2010-10-29
CIK 728535

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  __      No   X

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2010 was 123,272,249.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q
For The Quarterly Period Ended September 30, 2010

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating revenues, excluding fuel surcharge revenues	$854,836	$740,697	$2,403,695	$2,107,337
Fuel surcharge revenues	131,188	93,052	369,778	219,032
Total operating revenues	986,024	833,749	2,773,473	2,326,369

Operating expenses:
Rents and purchased transportation	446,721	365,057	1,240,951	1,001,048
Salaries, wages and employee benefits	237,353	203,446	673,852	588,725
Fuel and fuel taxes	84,592	72,510	249,511	194,452
Depreciation and amortization	49,808	47,098	146,968	141,555
Operating supplies and expenses	39,905	40,398	114,512	114,690
Insurance and claims	11,543	12,316	34,743	38,024
General and administrative expenses, net of asset dispositions	13,147	10,232	28,628	38,082
Operating taxes and licenses	6,790	6,984	20,032	20,901
Communication and utilities	4,675	4,754	13,999	13,857
Total operating expenses	894,534	762,795	2,523,196	2,151,334
Operating income	91,490	70,954	250,277	175,035
Interest expense, net	6,662	6,308	19,767	20,569
Equity in operations of affiliated company	-	(229)	-	619
Earnings before income taxes	84,828	64,875	230,510	153,847
Income taxes	32,659	24,912	88,746	59,077
Net earnings	$52,169	$39,963	$141,764	$94,770

Weighted average basic shares outstanding	123,390	127,073	125,439	126,503

Basic earnings per share	$0.42	$0.31	$1.13	$0.75

Weighted average diluted shares outstanding	126,404	129,819	128,559	129,251

Diluted earnings per share	$0.41	$0.31	$1.10	$0.73

Dividends declared per common share	$0.12	$0.11	$0.36	$0.33

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,560	$7,843
Trade accounts receivable, net	371,120	310,339
Prepaid expenses and other	46,585	74,283
Total current assets	486,265	392,465
Property and equipment, at cost	2,277,087	2,192,947
Less accumulated depreciation	827,055	748,276
Net property and equipment	1,450,032	1,444,671
Other assets	19,712	19,778
Total assets	$1,956,009	$1,856,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$200,000	$-
Trade accounts payable	218,703	191,347
Claims accruals	27,801	18,545
Accrued payroll	49,810	34,651
Other accrued expenses	17,794	14,170
Deferred income taxes, current	11,108	10,505
Total current liabilities	525,216	269,218

Long-term debt	449,164	565,000
Other long-term liabilities	41,115	35,581
Deferred income taxes, noncurrent	346,056	343,262
Stockholders' equity	594,458	643,853
Total liabilities and stockholders' equity	$1,956,009	$1,856,914

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$141,764	$94,770
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	146,968	141,555
Share-based compensation	14,981	12,418
(Gain)/loss on sale of revenue equipment and other	(3,250)	7,061
Impairment on assets held for sale	180	10,284
Provision for deferred income taxes	3,397	18,619
Equity in operations of affiliated company	-	619
Changes in operating assets and liabilities:
Trade accounts receivable	(60,782)	(59,833)
Income tax payable	8,125	(14,750)
Other assets	24,678	48,080
Trade accounts payable	31,049	(15,831)
Claims accruals	9,257	(1,309)
Accrued payroll and other accrued expenses	13,870	6,477
Net cash provided by operating activities	330,237	248,160

Cash flows from investing activities:
Additions to property and equipment	(175,156)	(281,740)
Net proceeds from sale of equipment	29,796	80,433
Net proceeds from the sale of available for sale investments	-	2,005
Changes in other assets	(49)	(9,573)
Net cash used in investing activities	(145,409)	(208,875)

Cash flows from financing activities:
Proceeds from long-term debt	249,164	-
Payments on long-term debt	-	(68,500)
Proceeds from revolving lines of credit and other	1,051,238	995,385
Payments on revolving lines of credit and other	(1,218,374)	(934,100)
Purchase of treasury stock	(175,250)	-
Stock option exercises and other	5,299	4,644
Tax benefit on stock options exercised	8,917	7,326
Dividends paid	(45,105)	(41,702)
Net cash used in financing activities	(124,111)	(36,947)
Net change in cash and cash equivalents	60,717	2,338
Cash and cash equivalents at beginning of period	7,843	2,373
Cash and cash equivalents at end of period	$68,560	$4,711

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,188	$26,918
Cash paid for income taxes	$68,087	$48,647

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements.  While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010, or any other interim period.  Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

2.    Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options or unvested restricted share units exercised or converted their holdings into common stock.  The dilutive effect of restricted share units and stock options was 3.0 million shares during the third quarter 2010, compared to 2.7 million shares during third quarter 2009.  During the nine months ended September 30, 2010 and September 30, 2009, the dilutive effect of restricted share units and stock options was 3.1 million shares and 2.7 million shares, respectively.

3.    Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Restricted share units:
Pretax compensation expense	$3,578	$2,107	$13,389	$10,458
Tax benefit	1,378	809	5,155	4,016
Restricted share unit expense, net of tax	$2,200	$1,298	$8,234	$6,442
Stock options:
Pretax compensation expense	$616	$812	$1,591	$1,960
Tax benefit	237	312	612	753
Stock option expense, net of tax	$379	$500	$979	$1,207

As of September 30, 2010, we had $32.3 million and $6.0 million of total unrecognized compensation expense related to restricted share units and nonstatutory stock options, respectively, which is expected to be recognized over the remaining weighted-average period of 3.4 years for restricted share units and 1.3 years for stock options.  During the nine months ended September 30, 2010, we issued 331,386 shares for vested restricted share units and 937,177 shares as a result of stock option exercises.

4.    Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	September 30, 2010	December 31, 2009
Revolving line of credit	$-	$165.0
Senior notes, net of unamortized discount	649.2	400.0
Less current portion of long-term debt	(200.0)	-
Total long-term debt	$449.2	$565.0

Revolving Line of Credit

At September 30, 2010, we were authorized to borrow up to $350 million under a revolving line of credit, which is supported by a credit agreement with a group of banks and expires in March 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At September 30, 2010, we had no outstanding balance under our revolving line of credit.

Senior Notes

Our senior notes consist of three separate issuances.  The first is $200 million of 5.31% senior notes, which mature in March 2011.  Interest payments are due semiannually in March and September of each year.  The second is $200 million of 6.08% senior notes, which mature in July 2014.  For this second issuance, principal payments in the amount of $50.0 million are due in July 2012 and 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.

The third is $250 million of 3.375% senior notes, which were issued during September 2010, by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations.  The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary.  All other subsidiaries of the parent are minor.  We registered this offering and sale of the notes under the Securities Act of 1933, pursuant to a shelf registration statement filed in September 2010.  These notes are unsecured obligations and rank equally with all of our existing and future senior unsecured debt.  The notes mature September 2015, with interest payments due semiannually in March and September of each year, beginning March 2011.  We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2010.

5.    Capital Stock

On April 28, 2010, our Board of Directors authorized the purchase of $500 million of our common stock.  We have purchased 5.2 million shares for approximately $175 million.  At September 30, 2010, we had $325 million remaining under this authorization.  On July 15, 2010, our Board of Directors declared a regular quarterly dividend of $0.12 per common share, which was paid on August 13, 2010, to stockholders of record on July 30, 2010.  On October 28, 2010, our Board of Directors declared a regular quarterly dividend of $0.12 per common share, which will be paid on December 2, 2010, to stockholders of record on November 15, 2010.

6.    Comprehensive Income

      Comprehensive income includes changes in the fair value of an interest rate swap, which qualified for hedge accounting and expired effective September 29, 2009.  A reconciliation of net earnings and comprehensive income follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings	$52,169	$39,963	$141,764	$94,770
Unrealized gain on derivative instruments	-	714	-	1,926
Income tax expense	-	(274)	-	(739)
Comprehensive income	$52,169	$40,403	$141,764	$95,957

7.    Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The following are assets and liabilities measured at fair value, based on quoted market prices (Level 1) and completed sales or market asking prices for similar assets (Level 2), at September 30, 2010 (in millions):

	Quoted Prices in Active Markets for Identical Assets/(Liabilities) (Level 1)	Significant Other Observable Inputs Assets/(Liabilities) (Level 2)
Trading investments	$10.1	$-
Assets held for sale	$-	$0.2

Trading investments and assets held for sale are classified in other assets in our Condensed Consolidated Balance Sheets.  Trading investments are measured on a recurring basis.  Assets held for sale are measured on a nonrecurring basis.

The carrying amounts and estimated fair values, based on their net present value using market rates obtained from third parties, of our long-term debt at September 30, 2010, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Senior notes, net of unamortized discount	$649.2	$676.3

The carrying amounts of all other instruments at September 30, 2010, approximate their fair value due to the short maturity of these instruments.

8.    Income Taxes

Our effective income tax rate was 38.5% for the three and nine month periods ended September 30, 2010, compared with 38.4% for the three and nine month periods ended September 30, 2009.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

At September 30, 2010, we had a total of $18.7 million in gross unrecognized tax benefits, which is a component of other long-term liabilities on our balance sheet. Of this amount, $12.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $3.2 million at September 30, 2010.

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

10.    Business Segments

We reported four distinct business segments during the three and nine months ended September 30, 2010.  These segments included: Intermodal (JBI), Dedicated Contract Services (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS).  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2009.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of September 30,
	2010	2009
JBI	$1,026	$906
DCS	442	449
JBT	308	328
ICS	36	31
Other (includes corporate)	144	144
Total	$1,956	$1,858

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
JBI	$559	$456	$1,553	$1,272
DCS	232	197	669	550
JBT	124	119	361	329
ICS	77	68	208	192
Inter-segment eliminations	(6)	(6)	(18)	(17)
Total	$986	$834	$2,773	$2,326

	Operating Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
JBI	$60.3	$49.6	$167.3	$129.7
DCS	22.1	18.9	62.8	44.3
JBT	6.5	(0.4)	14.3	(10.3)
ICS	2.7	3.0	6.0	11.4
Other (includes corporate)	(0.1)	(0.1)	(0.1)	(0.1)
Total	$91.5	$71.0	$250.3	$175.0

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
JBI	$19.8	$16.2	$56.3	$46.7
DCS	17.1	15.7	50.5	47.2
JBT	10.1	12.4	31.9	39.7
ICS	0.1	0.1	0.2	0.1
Other (includes corporate)	2.7	2.7	8.1	7.9
Total	$49.8	$47.1	$147.0	$141.6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2009, as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities.  Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.  You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2009, for additional information on risk factors and other events that are not within our control.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues			Operating Income (Loss)
	2010	2009	% Change	2010	2009
JBI	$559	$456	23%	$60.3	$49.6
DCS	232	197	18	22.1	18.9
JBT	124	119	4	6.5	(0.4)
ICS	77	68	14	2.7	3.0
Other (includes corporate)	-	-	-	(0.1)	(0.1)
Subtotal	992	840	18%	91.5	71.0
Inter-segment eliminations	(6)	(6)	-	-	-
Total	$986	$834	18%	$91.5	$71.0

Our total consolidated operating revenues increased to $986 million for the third quarter 2010, an 18% increase from the $834 million in the third quarter 2009.  Included in operating revenues are fuel surcharge revenues of $131.2 million during the current quarter, compared with $93.1 million in 2009.  If fuel surcharge revenues were excluded from both periods, the increase of 2010 revenue from 2009 was 15%.  The increase in operating revenues, excluding fuel surcharge, was primarily attributable to higher load volumes in our JBI segment, significant growth in our DCS segment and revenue growth in our ICS and JBT segment.

JBI segment revenue increased 23%, to $559 million during the third quarter 2010, compared with $456 million in 2009.  JBI revenue increased 19% over the comparable prior year quarter when the impact of fuel surcharges is excluded.  The increase in segment revenue was primarily due to a 17% increase in load volume.  Demand was generally strong across the country as our eastern network grew 26% and transcontinental business grew 13% over the same period of 2009.  Operating income of the JBI segment increased to $60.3 million in the third quarter 2010, from $49.6 million in 2009, primarily due to the volume and revenue growth and improved equipment utilization.

DCS segment revenue increased 18%, to $232 million in 2010, from $197 million in 2009.  Excluding fuel surcharges, revenue increased 16% compared to the third quarter 2009, primarily due to increased revenue per truck per week and increased truck count.  These increases were primarily the result of 66% higher revenues in our delivery channel and 13% revenue growth in our replenishment channel plus the addition of several new contracts throughout 2010, as well as truck additions in certain existing accounts.  Operating income of our DCS segment increased to $22.1 million in 2010, from $18.9 million in 2009.  The increase in operating income was primarily due to increased demand and focus on more profitable services.

JBT segment revenue totaled $124 million for the third quarter 2010, an increase of 4% from the $119 million in the third quarter 2009.  Excluding fuel surcharges, segment revenue increased 2%.  The increase in revenue was due to a nearly 9% increase in rates and an 8% increase in length of haul.  Our JBT segment operating income was $6.5 million, compared to an operating loss of $0.4 million in the third quarter 2009.  This increase in operating income was primarily the result of increased rates and the impact of our network refinement and tractor fleet count reduction which allowed for effective cost control measures.

ICS segment revenue grew 14%, to $77 million in the third quarter 2010, from $68 million in the third quarter 2009.  Operating income of our ICS segment decreased to $2.7 million, from $3.0 million in 2009 primarily due to increased purchased transportation expenses, causing significant margin compression, and costs associated with new branch locations.  Tighter market balance of supply and demand for transportation services resulted in lower margins for the third quarter 2010 compared with 2009.  As a result, gross profit (gross revenue less purchased transportation expense) decreased 2% to $10.9 million and gross profit margin decreased to 14.3% in the current quarter vs. 16.5% in the third quarter 2009.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2010	2009	2010 vs. 2009
Total operating revenues	100.0%	100.0%	18.	3%
Operating expenses:
Rents and purchased transportation	45.3	43.8	22.	4
Salaries, wages and employee benefits	24.1	24.4	16.	7
Fuel and fuel taxes	8.6	8.7	16.	7
Depreciation and amortization	5.1	5.6	5.	8
Operating supplies and expenses	4.0	4.8	(1.	2)
Insurance and claims	1.2	1.5	(6.	3)
General and administrative expenses, net of asset dispositions	1.2	1.3	28.	5
Operating taxes and licenses	0.7	0.8	(2.	8)
Communication and utilities	0.5	0.6	(1.	7)
Total operating expenses	90.7	91.5	17.	3
Operating income	9.3	8.5	28.	9
Interest expense, net	0.7	0.7	5.	6
Equity in operations of affiliated company	-	-	-
Earnings before income taxes	8.6	7.8	30.	8
Income taxes	3.3	3.0	31.	1
Net earnings	5.3%	4.8%	30.	5%

Total operating expenses increased 17.3%, while operating revenues increased 18.3%, during the third quarter 2010, from the comparable period 2009.  Operating income increased to $91.5 million during the third quarter 2010, from $71.0 million in 2009.

Rents and purchased transportation costs increased 22.4% in 2010.  This increase was the result of higher rates and the higher price of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense, as well as an increase in load volume which increased services from these third-party rail and truck carriers.

Salaries, wages and employee benefit costs increased 16.7% in 2010 compared with 2009.  This increase was related to increases in driver and other labor pay due to increased business demand and the increase in final mile delivery service business compared to a year ago.  During the current quarter, we were also able to reactivate and increase certain compensation and benefit programs for all of our employees.

Fuel costs increased 16.7% in 2010, compared with 2009 due to an increase in the cost of fuel, as well as an increase in freight volume.  It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 5.8% in 2010 due to additions to our JBI tractor, container and chassis fleets in support of additional business demand.  Insurance and claims expense decreased 6.3% in 2010 compared with 2009, primarily due to fewer claim incidents.  Operating taxes and licenses decreased by 2.8% primarily due to the decreased miles and tractor count in our JBT segment.

General and administrative expenses increased 28.5% for the current quarter from the comparable period in 2009, primarily due to a charitable contribution commitment as well as increases in building rental expenses.  This increase was partially offset by an increase in gains on equipment sales.  Net gains from sale of revenue equipment were $0.2 million in 2010, compared with net losses of $1.0 million in 2009.

Net interest expense increased 5.6% in 2010, primarily due to an increase in debt levels.  Total debt increased to approximately $649 million at September 30, 2010, from $626 million at September 30, 2009.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues			Operating Income (Loss)
	2010	2009	% Change	2010	2009
JBI	$1,553	$1,272	22%	$167.3	$129.7
DCS	669	550	22	62.8	44.3
JBT	361	329	10	14.3	(10.3)
ICS	208	192	8	6.0	11.4
Other (includes corporate)	-	-	-	(0.1)	(0.1)
Subtotal	2,791	2,343	19%	250.3	175.0
Inter-segment eliminations	(18)	(17)	-	-	-
Total	$2,773	$2,326	19%	$250.3	$175.0

Our total consolidated operating revenues increased to $2.8 billion for the first nine months 2010, a 19% increase from the $2.3 billion for the comparable period 2009.  Higher fuel prices resulted in fuel surcharge revenues of $369.8 million during the first nine months 2010, compared with $219.0 million in 2009.  If fuel surcharge revenues were excluded from both periods, the increase of 2010 revenue from 2009 was 14%.

JBI segment revenue increased 22%, to $1.55 billion during the first nine months 2010, compared with $1.27 billion in 2009.  This increase in revenue was primarily a result of increased load volume.  Excluding fuel surcharge, revenues increased 16% over the comparable prior year period.  Operating income of the JBI segment increased to $167.3 million in the first nine months 2010, from $129.7 million in 2009, primarily due to the volume and revenue growth, as well as improved container utilization.

DCS segment revenue increased 22%, to $669 million in 2010, from $550 million in 2009.  This revenue increase is primarily related to new delivery channel contracts added in 2009 and early 2010, as well as increases in productivity.  Operating income of our DCS segment increased to $62.8 million in 2010, from $44.3 million in 2009.  The increase in operating income was primarily due to increased demand and new business, partially offset by implementation expenses associated with this new business.

JBT segment revenue totaled $361 million for the first nine months 2010, an increase of 10% from $329 million in the same period in 2009.  This increase in revenue was the result of longer length of haul and improvements in rates and utilization.  Our JBT segment operating income was $14.3 million during the first nine months 2010, up from a $10.3 million operating loss in 2009.  The increase in operating income was the result of increased revenue and continued efforts in network refinement and fleet reduction which allowed for effective cost control measures and better tractor utilization.

ICS segment revenue grew 8%, to $208 million in 2010, from $192 million in 2009, despite a 6% decrease in loads.  The increase was primarily attributable to a change in shipment mix from contractual to more transactional, which allowed for faster pricing adjustments consistent with market changes.  Operating income of our ICS segment decreased to $6.0 million, from $11.4 million in 2009, due to tight capacity, which lowered net margin.  Our ICS employee count increased 9% during the first nine months 2010, compared with 2009.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2010	2009	2010 vs. 2009
Total operating revenues	100.0%	100.0%	19.	2%
Operating expenses:
Rents and purchased transportation	44.7	43.0	24.	0
Salaries, wages and employee benefits	24.3	25.3	14.	5
Fuel and fuel taxes	9.0	8.4	28.	3
Depreciation and amortization	5.3	6.1	3.	8
Operating supplies and expenses	4.1	4.9	(0.	2)
Insurance and claims	1.3	1.6	(8.	6)
General and administrative expenses, net of asset dispositions	1.1	1.7	(24.	8)
Operating taxes and licenses	0.7	0.9	(4.	2)
Communication and utilities	0.5	0.6	1.	0
Total operating expenses	91.0	92.5	17.	3
Operating income	9.0	7.5	43.	0
Interest expense, net	0.7	0.9	(3.	9)
Equity in operations of affiliated company	-	-		-
Earnings before income taxes	8.3	6.6	49.	8
Income taxes	3.2	2.5	50.	2
Net earnings	5.1%	4.1%	49.	6%

Total operating expenses increased 17.3%, while operating revenues increased 19.2%, during the first nine months 2010, from the comparable period of 2009.  Operating income increased to $250.3 million during the first nine months 2010, from $175.0 million in 2009.

Rents and purchased transportation costs increased 24.0% in 2010.  This increase was the result of higher rates and the higher price of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense, as well as an increase in load volume which increased services from these third-party rail and truck carriers.

Salaries, wages and employee benefit costs increased 14.5% in 2010 from 2009.  This increase was primarily related to increases in driver and other labor pay due to increased business demand and the increase in final-mile delivery service business compared to a year ago.  As previously mentioned, we were also able to reactivate and increase certain employee compensation and benefit programs for all of our employees in 2010.

Fuel costs increased 28.3% in 2010, compared with 2009 due to an increase in the cost of fuel, as well as an increase in freight volume.  It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 3.8% in 2010, due to additions to our JBI tractor, container and chassis fleets in support of additional business demand.  Insurance and claims expense decreased 8.6% in 2010 compared with 2009, primarily due to fewer claim incidents.  Operating taxes and licenses decreased by 4.2% primarily due to the decreased miles and tractor count in our JBT segment.

General and administrative expenses decreased 24.8%, primarily as a result of impairment charges of $10.3 million recorded in 2009 and a gain on other equipment sales.  Net gains from sale of revenue equipment were $3.1 million in 2010, compared with net losses of $0.9 million in 2009.  The decrease in general and administrative expenses was partially offset by increases in building and facility expenses and a charitable contribution commitment in the third quarter of 2010.

Net interest expense decreased 3.9% in 2010, primarily due to lower interest rates.  Total debt increased to approximately $649 million at September 30, 2010, from approximately $626 million at September 30, 2009.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $330 million during the first nine months of 2010, compared with $248 million for the same period 2009.  Operating cash flows increased primarily due to increased earnings.  In addition, the timing of payments related to trade accounts payable and payroll accruals resulted in a net increase in cash flows from operations for 2010.  These increases were offset by a decrease in cash flows provided from other assets, which was primarily due to timing of funding our prepaid insurance.  Net cash used in investing activities totaled $145 million in 2010, compared with $209 million in 2009.  The decrease in investing cash flows primarily related to a decrease in current year equipment additions, net of proceeds from sales, compared to the nine months ended 2009.  This decrease was also due to lower implementation costs and investment in new DCS start-up business in 2010, compared with 2009.  Net cash used in financing activities increased to $124 million in 2010, compared to $37 million in 2009, primarily as a result of stock repurchases during the 2010 and an increase in our quarterly dividend payments.  We received approximately $249 million in proceeds from the senior note debt issuance during the third quarter 2010.

Debt and Liquidity Data

	September 30, 2010		December 31, 2009		September 30, 2009
Working capital ratio	0.9	3	1.4	6	1.5	0
Current portion of long-term debt (millions)	$200.	0	$0.	0	$0.	0
Total debt (millions)	$649.	2	$565.	0	$625.	8
Total debt to equity	1.0	9	0.8	8	1.0	3
Total debt as a percentage of total capital	52%		47%		51%

Our working capital ratio decreased from September 30 and December 31, 2009 primarily as a result of reclassifying our $200 million 2011 senior note to current liabilities based on a maturity date of March 2011.  The increase in our debt to equity ratio from December 31, 2009 was primarily due to an increase in debt related to funding revenue equipment acquisitions and our share repurchase program.

Liquidity

Our need for capital has typically resulted from the acquisition of intermodal containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances.  We have also periodically utilized operating leases for revenue equipment.

At September 30, 2010, we were authorized to borrow up to $350 million under a revolving line of credit, which is supported by a credit agreement with a group of banks and expires in March 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  A portion of the proceeds from our senior note issuance in September, 2010, were used to pay down the outstanding balance on our revolving line of credit and at September 30, 2010, we had no outstanding balance under this financing arrangement.  The proceeds were also used for other working capital purposes.  The remaining proceeds have been invested in short-term highly-liquid investments which are included in our cash and cash equivalents at September 30, 2010.

We believe our liquid assets, cash generated from operations and various financing arrangements will provide sufficient funds for our operating and capital requirements for the foreseeable future.  The following table shows our contractual obligations as of September 30, 2010:

	Contractual Cash Obligations As of September 30, 2010 Amounts Due by Period (in millions)
	Total	One Year Or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$15.9	$7.3	$6.7	$1.4	$0.5
Debt obligations	650.0	200.0	100.0	350.0	-
Interest payments on debt (1)	84.2	25.8	36.8	21.6	-
Commitments to acquire revenue equipment and facilities	230.8	230.8	-	-	-
Total	$980.9	$463.9	$143.5	$373.0	$0.5

(1)       Interest payments on debt are based on the debt balance and applicable rate at September 30, 2010.

Our net capital expenditures were approximately $145 million during the first nine months of 2010, compared with $209 million for the same period 2009.  Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets, including those recorded in “Other Assets” in our Condensed Consolidated Balance Sheets that are necessary to contribute to and support the future growth of our various business segments.  Capital expenditures in 2010 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment.  We are currently committed to spend approximately $103 million during the remainder of 2010, net of $9 million of expected sales proceeds from equipment dispositions.  We expect to spend approximately $248 million for net capital expenditures during calendar year 2010.  The table above excludes $21.9 million of potential liabilities for uncertain tax positions which are recorded on our Condensed Consolidated Balance Sheets.  However, we are unable to reasonably estimate the ultimate timing of any settlements.  Operating leases, related to facility lease obligations, were our only off-balance sheet arrangements as of September 30, 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $649.2 million of debt outstanding at September 30, 2010, including our revolving line of credit and senior notes issuances.  Our senior notes have fixed interest rates of 3.375%, 5.31% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  Our revolving line of credit has variable interest rates, which are based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  Our earnings would be affected by changes in variable interest rates; however, at September 30, 2010, we had no outstanding balance on our revolving line of credit.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2010.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of September 30, 2010, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases.  As of September 30, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2010, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first nine months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities
The following table summarizes purchases of our common stock during the three months ended September 30, 2010:
Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
July 1 through July 31, 2010	-	$-	-	$350
August 1 through August 31, 2010	745,507	33.53	745,507	325
September 1 through September 30, 2010	-	-	-	325
Total	745,507	$33.53	745,507	$325

(1)      On April 28, 2010 our Board of Directors authorized the purchase of up to $500 million of our common stock.  During the current quarter we used approximately $25 million of our share repurchase authorization to purchase 745,507 shares of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29th day of October, 2010.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ Kirk Thompson
Kirk Thompson
President and Chief Executive Officer

By:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration and Chief Financial Officer

By:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller and
Chief Accounting Officer