Form 10-K
period 2010-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2011-02-25
CIK 728535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2010	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.
(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 J.B. Hunt Corporate Drive	72745-0130
Lowell, Arkansas	(ZIP Code)
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
Yes _____   No __X__

The aggregate market value of 94,378,929 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2010, was $3.1 billion (based upon $32.67 per share).

As of February 15, 2011, the number of outstanding shares of the registrant’s common stock was 121,349,245.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of the Stockholders, to be held April 28, 2011, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2010

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

PART I

ITEM 1.   BUSINESS

OVERVIEW

      We are one of the largest surface transportation, delivery and logistics companies in North America.  J.B. Hunt Transport Services, Inc. is a publicly held holding company that, together with our wholly-owned subsidiaries, provides safe and reliable transportation and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada and Mexico.  Unless otherwise indicated by the context, “we,” “us,” “our” and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries.  We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983.  Our service offerings include transportation of full truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors.  We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers.  We also provide customized freight movement, revenue equipment, labor, systems and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts.  These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment and freight network design.  Our local and home delivery services typically are provided through the use of a network of cross dock service centers throughout the continental United States.  Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL) and other specialized equipment, drivers and services.  Our customer base is extremely diverse and includes a large number of Fortune 500 companies.

We believe our ability to offer multiple services, utilizing our four business segments and a full complement of logistics services through third parties, represents a competitive edge.  These segments include intermodal (JBI), dedicated contract services (DCS), full-load dry-van (JBT) and integrated capacity solutions (ICS).  Our business is somewhat seasonal, with slightly higher freight volumes typically experienced during August through early November.  Our DCS segment is subject to somewhat less seasonal variation than our other segments.  For the calendar year ended December 31, 2010, our consolidated revenue totaled $3.8 billion, after the elimination of intersegment business.  Of this total, 56% was generated by our JBI business segment, 24% by DCS, 12% by JBT and 8% by ICS.

Additional general information about us is available on our Internet web site at www.jbhunt.com.  We make a number of reports and other information available free of charge on our web site, including our annual report on Form 10-K, our proxy statement and our earnings releases.  Our web site also contains corporate governance guidelines, our code of ethics, our whistleblower policy, Board committee charters and other corporate policies.

OUR MISSION AND STRATEGY

We forge long-term partnerships with key customers that include supply chain management as an integral part of their strategy.  Working in concert, we drive out cost, add value and function as an extension of our customers’ enterprise.  Our strategy is based on utilizing an integrated, multimodal approach, to provide capacity-oriented solutions centered on delivering customer value and industry-leading service.

RECENT FOCUS

We continually analyze where we believe additional capital should be invested and management resources should be focused to provide added benefits to our customers and leverage the services of our business segments.  These actions should in turn, yield increasing returns to our stockholders.  Unacceptable returns in certain areas have recently caused us to reduce the size of certain business segments and grow others.

Examples of our recent actions include the focus on growth of capacity associated with the JBI segment and continued contraction of the JBT business segment.  We have also concentrated on the development and operation of one of the largest nationwide, final mile cross dock networks that consists of approximately 90 service centers supporting local commercial and home delivery activities within our DCS business segment.  This network supports our goal to provide best-in-class services that increase delivery and replenishment service offerings to both residential and commercial locations.

Increasingly, our customers are seeking energy-efficient transportation solutions to reduce both cost and greenhouse-gas emissions.  Our intermodal service addresses both demands.  Further, we are customizing dedicated solutions aimed at minimizing transportation-related carbon emissions.  Efforts to improve fleet fuel efficiency are ongoing, and we are an Environmental Protection Agency (EPA) SmartWaySM Transport Partner.

As always, we continue to ingrain safety into our corporate culture and strive to conduct all of our operations as safely as possible.

OPERATING SEGMENTS

Segment information is also included in Note 13 to our Consolidated Financial Statements.

JBI Segment

The transportation service offerings of our JBI segment utilize arrangements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada and Mexico.  Our JBI segment began operations in 1989 forming a unique partnership with what is now the BNSF Railway Company; a watershed event in the industry and the first agreement that linked major rail and truckload carriers in a joint marketing environment.  JBI draws on the intermodal services of rail carriers for the underlying linehaul movement of its equipment between rail ramps.  The origin and destination pickup and delivery services (“drayage”) are handled by our company-owned tractors for the majority of our intermodal loads, while utilizing third party dray carriers where economical.  By performing our own dray services, we are able to provide a cost competitive, seamless coordination of the combined rail and dray movements for our customers.

JBI operates 45,666 pieces of company-controlled trailing equipment systemwide.  The fleet is primarily comprised of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality.  JBI also manages a fleet of 2,592 company-owned tractors and 3,198 company drivers that maintain our high service standards.  At December 31, 2010, the total JBI employee count was 3,533.  Revenue for the JBI segment in 2010 was $2.14 billion.

DCS Segment

DCS specializes in the design, development and execution of supply chain solutions which support a variety of transportation networks.  Our designs are developed and customized to provide assigned equipment and labor, industry-leading service levels, optimum efficiency, and cost-savings management.  DCS focuses on final mile delivery, replenishment, and specialized services supporting private fleet conversion, dedicated fleet creation and transportation system augmentation.  We have continued to expand our specialized service offerings in the final mile delivery services with approximately 90 cross dock locations to date.  Our operations are managed on site by transportation professionals who work in concert daily with customers and delivery specialists to ensure safe and cost-effective delivery.  Operations are governed by longer-term contracts that typically include fixed cost components and fuel surcharge programs on round-trip miles.

At December 31, 2010, this segment operated 4,259 company-owned trucks, 357 customer-owned trucks, and 23 independent contractor trucks.  The DCS segment employed 6,355 people at December 31, 2010.  DCS revenue for 2010 was $907 million.

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

At December 31, 2010, the JBT segment operated 1,697 company-owned tractors and employed 2,217 people, 1,865 of whom were drivers.  At December 31, 2010, we had 891 independent contractors operating in the JBT segment, some of whom were leasing company-owned tractors.  JBT revenue for 2010 was $479 million.

ICS Segment

ICS provides non-asset, asset-light, and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment.  By leveraging the J.B. Hunt brand, systems and network, we provide a broader service offering to customers by providing flatbed, refrigerated, expedited and LTL, as well as a variety of dry-van and intermodal solutions.  ICS provides single-source logistics management for customers that desire to outsource their transportation functions and utilize our proven supply chain, technology, and design expertise to improve efficiency.  ICS operates outside offices as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2010, the ICS segment employed 329 people, with a carrier base of approximately 25,600.  ICS revenue for 2010 was $291 million.

Marketing and Operations

We transport, or arrange for the transportation of, a wide range of freight, including general merchandise, specialty consumer items, appliances, forest and paper products, food and beverages, building materials, soaps and cosmetics, automotive parts, electronics, and chemicals.  Our customer base is extremely diverse and includes a large number of Fortune 500 companies.  Our ability to offer multiple services, utilizing our four business segments and a full complement of logistics services through third parties, represents a competitive advantage.  We provide a broad range of transportation services to larger shippers that seek to use a limited number of “core” carriers and those that desire a provider of complementary services as a way to meet all of their supply chain needs.

We generally market all of our service offerings through a nationwide sales and marketing network.  We use a specific sales force in DCS due to the length, complexity and specialization of the sales cycle.  In addition, ICS utilizes its own local branch salespeople.  In accordance with our typical arrangements, we bill the customer for all services and we, in turn, pay all third parties for their portion of transportation services provided.

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people.  As of December 31, 2010, we had 15,223 employees, which consisted of 10,172 company drivers, 3,821 office personnel and 1,230 mechanics.  We also had arrangements with approximately 1,000 independent contractors to transport freight in our trailing equipment.  None of our employees is represented by unions or covered by collective bargaining agreements.

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

As of December 31, 2010, our company-owned tractor and truck fleet consisted of 8,548 units.  In addition, we had approximately 1,000 independent contractors who operate their own tractors, but transport freight in our trailing equipment.  We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets.  Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified.  We believe that operating with relatively newer revenue equipment provides better customer service, attracts quality drivers and lowers maintenance expense.  At December 31, 2010, the average age of our combined tractor fleet was 2.9 years, our containers averaged 4.7 years of age and our trailers averaged 8.7 years.  We perform routine servicing and preventive maintenance on our equipment at most of our regional terminal facilities.

Effective with model-year 2010 engines, the EPA has mandated lower emission standards for newly manufactured heavy-duty tractors.  The 2010 EPA-compliant engines are expected to have no decrease in miles per gallon and a slight increase in operating costs due to more stringent maintenance procedures compared to prior engine standards due to Exhaust Gas Recirculation (EGR) technology, which achieves lower emissions.

Competition and the Industry

The freight transportation markets in which we operate are frequently referred to as highly fragmented and competitive.  Our JBI segment competes with other intermodal marketing companies as well as other full-load carriers that utilize railroads for a portion of the transportation service.  Considering the diversified nature of the services provided by our DCS segment, competition ranges from large diversified carriers to local transportation and delivery service providers.  The full-load freight competition of our JBT segment includes thousands of carriers, many of which are very small.  While we compete with a number of smaller carriers on a regional basis, only a limited number of companies represent competition in all markets across the country.  Our ICS segment utilizes the fragmented nature of the truck industry and competes with other non-asset-based logistics companies and freight brokers, as well as full-load carriers.

We compete with other transportation service companies primarily in terms of price, on-time pickup and delivery service, revenue equipment quality and availability of carriers for logistics services.

Regulation

Our operations as a for-hire motor carrier are subject to regulation by the U.S. Department of Transportation (DOT) and the Federal Motor Carrier Safety Administration (FMCSA), and certain business is also subject to state rules and regulations.  The DOT periodically conducts reviews and audits to ensure our compliance with all federal safety requirements, and we report certain accident and other information to the DOT.  Our operations into and out of Canada and Mexico are subject to regulation by those countries.

In December 2010, the FMCSA began reporting to the public through its web site specific safety rating and carrier ranking statistics for more than 500,000 transportation companies in connection with its Compliance Safety Accountability 2010 (CSA 2010) program.  The CSA 2010 reporting process tracks and reports data on specific carriers including moving violations, out-of-service events and on-the-road inspections.  CSA 2010 also accumulates information on commercial drivers; however individual driver information is only available to carriers and others that subscribe to a reporting service.  Our current CSA 2010 scores meet or exceed the FMCSA’s requirements for acceptable performance.  As this CSA 2010 carrier and driver information becomes more readily available to shippers, consignees, brokers, carriers and other parties, it is expected that certain carriers and drivers will exit the transportation industry.

In December 2010, the FMCSA also issued proposed changes to the hours of service rules for commercial vehicle drivers.  Subsequent to a 60-day comment period, the FMCSA is expected to publish a final rule in July 2011, with an effective date several months later.  We believe we are in compliance with all applicable regulations.

In January 2011, the FMCSA issued a regulatory proposal regarding the required use of electronic on-board recorders (EOBR) in an effort to facilitate the reporting and enforcement of driver in-service hours.  If these types of rules are eventually implemented, certain transportation companies may be required to utilize EOBR’s.

We are in the process of evaluating all proposed rules to determine their impact on our operations and will continue to monitor the actions of the FMCSA.

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

Our ICS business segment utilizes third-party carriers.  These third-parties are subject to similar regulation requirements noted previously, which may have a more significant impact on their operations causing them to exit the transportation industry.  Aside from periodic use of our trailing equipment to fulfill certain loads, we do not own the revenue equipment or control the drivers delivering the loads.  The inability to obtain reliable third-party carriers could have a material adverse effect on our operating results and business growth.

Rapid changes in fuel costs could impact our periodic financial results.

Fuel costs can be very volatile.  We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs.  Most of these programs automatically adjust weekly depending on the cost of fuel.  However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers.  In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers.  Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability.  As of December 31, 2010, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings.  If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected.  We have renewed our policies for 2011 with substantially the same terms as our 2010 policies for personal injury, cargo and property damage.  We have reduced the self-insured portion of our workers’ compensation claims exposure and are fully insured for substantially all claims incurred in 2011.  We purchase insurance coverage for the amounts above which we are self-insured.  If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2010, our top 10 customers, based on revenue, accounted for approximately 34% of our revenue.  Our JBI, JBT and ICS segments typically do not have long-term contracts with their customers.  While our DCS segment business may involve a written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels.  A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

Significant changes in hours-of-service regulations and other motor carrier safety regulations could negatively impact our operations due to lower driver productivity or increased capital expenditures for monitoring and recordkeeping equipment.  Effective January 2010, a set of more stringent emissions standards became effective for model-year 2010 manufactured tractor engines.  Further, CSA 2010 could have a material adverse effect on the ability to obtain qualified drivers.  We continue to monitor the impact of new and proposed standards on acquisition and operating costs.

Difficulty in attracting and retaining drivers, delivery personnel and third-party carriers could affect our profitability and ability to grow.

If we are unable to attract and retain the necessary quality and number of employees or contract with enough independent contractors, we could be required to significantly increase our employee compensation package, let revenue equipment sit idle or dispose of the equipment altogether, which could adversely affect our growth and profitability.  In addition, our growth could be limited by an inability to attract third-party carriers upon whom we rely to provide transportation services.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our corporate headquarters are in Lowell, Arkansas.  We occupy a number of buildings in Lowell that we utilize for administrative support, customer service, freight dispatch, and data processing and warehousing.  We maintain a backup data center for disaster recovery, maintenance shop and driver operations facility in Lowell.  We also own or lease approximately 40 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel and employ personnel to support operations.  These facilities vary from one to 35 acres in size.  Each of our business segments utilizes these facilities for various services including bulk fueling, maintenance and driver support activities.  In addition, we have approximately 90 leased facilities in our cross dock and delivery system network.  Excluded from the following table are leases for small offices and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

		Maintenance Shop/
		Cross dock Facility	Office Space
Type	Acreage	(square feet)	(square feet)
Maintenance and support facilities	421	743,000	213,000
Cross dock and delivery system facilities	--	1,081,000	62,000
Corporate headquarters, Lowell, Arkansas	59	--	262,000
Offices and data center, Lowell, Arkansas	4	--	20,000

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market under the symbol “JBHT.”  At December 31, 2010, we were authorized to issue up to 1 billion shares of our common stock and 167.1 million shares were issued.  We had 121.5 million and 127.2 million shares outstanding as of December 31, 2010 and 2009, respectively.  The high and low sales prices of our common stock as reported by the National Association of Securities Dealers Automated Quotations National Market system (NASDAQ) and the quarterly dividends paid per share on our common shares were:

Period	Dividends Paid	High	Low
2010
First Quarter	$0.12	$36.94	$29.45
Second Quarter	0.12	39.65	31.51
Third Quarter	0.12	36.63	31.72
Fourth Quarter	0.12	41.21	33.89

Period	Dividends Paid	High	Low
2009
First Quarter	$0.11	$26.81	$18.14
Second Quarter	0.11	33.20	23.27
Third Quarter	0.11	33.41	26.23
Fourth Quarter	0.11	34.78	29.73

On February 15, 2011, the high and low sales prices for our common stock as reported by the NASDAQ were $42.65 and $42.16, respectively, and we had 1,251 stockholders of record.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, earnings, capital requirements and any other factors the Board of Directors may deem relevant.  On February 3, 2011, we announced an increase in our quarterly cash dividend from $0.12 to $0.13, which was paid February 25, 2011, to stockholders of record on February 15, 2011.  We currently intend to continue paying cash dividends on a quarterly basis.  However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended December 31, 2010:
Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
October 1 through October 31, 2010	-	$-	-	$325
November 1 through November 30, 2010	1,626,791	36.64	1,626,791	265
December 1 through December 31, 2010	404,600	39.63	404,600	249
Total	2,031,391	$38.14	2,031,391	$249

(1)	On April 28, 2010 our Board of Directors authorized the purchase of up to $500 million of our common stock.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of stockholders of our common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group.  The peer group consists of 13 companies:  Arkansas Best Corp., CH Robinson Worldwide Inc., CON-Way Inc., Expeditor International Of Washington, HUB Group Inc., Kansas City Southern, Landstar System Inc., Old Dominion Freight Line Inc., Pacer International Inc., Ryder System Inc., UTI Worldwide Inc., Werner Enterprises Inc. and YRC Worldwide Inc.  The graph assumes that the value of the investment in our common stock, in each of the peer groups, and in the index (including reinvestment of dividends) was $100 on December 31, 2005, and tracks it through December 31, 2010.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31
	2005	2006	2007	2008	2009	2010

J.B. Hunt Transport Services, Inc.	$100.00	$93.07	$125.10	$120.85	$150.88	$193.45
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Peer Group	100.00	106.08	107.78	91.38	101.18	140.35

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	6,287,800	$ 6.13 (2)	10,156,441

(1)	We have no equity compensation plans that are not approved by security holders.
(2)	Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis. Accordingly, the restricted share units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6.   SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)

Earnings data for the years ended December 31	2010	2009	2008	2007	2006
Operating revenues	$3,793	$3,203	$3,732	$3,490	$3,328
Operating income	348	248	358	369	373
Net earnings (1)	200	136	201	213	220
Basic earnings per share (1)	1.60	1.08	1.60	1.59	1.48
Diluted earnings per share (1)	1.56	1.05	1.56	1.55	1.44
Cash dividends per share	0.48	0.44	0.40	0.36	0.32
Operating expenses as a percentage of
operating revenues:
Rents and purchased transportation	45.1%	43.6%	39.6%	35.3%	33.8%
Salaries, wages and employee benefits	24.0	24.9	23.0	25.4	26.8
Fuel and fuel taxes	9.1	8.5	14.0	13.3	13.4
Depreciation and amortization	5.2	5.9	5.4	5.9	5.5
Operating supplies and expenses	4.0	4.7	4.2	4.5	4.4
Insurance and claims	1.3	1.6	1.6	2.0	2.2
General and administrative expenses,
net of asset dispositions	1.0	1.6	1.1	1.4	1.0
Operating taxes and licenses	0.7	0.9	0.9	1.0	1.0
Communication and utilities	0.4	0.6	0.6	0.6	0.7
Total operating expenses	90.8	92.3	90.4	89.4	88.8
Operating income	9.2	7.7	9.6	10.6	11.2
Net interest expense	0.8	0.8	0.9	1.3	0.5
Equity in operations of affiliated company	--	(0.1)	--	--	0.1
Earnings before income taxes	8.4	7.0	8.7	9.3	10.6
Income taxes (1)	3.1	2.7	3.3	3.2	4.0
Net earnings	5.3%	4.3%	5.4%	6.1%	6.6%

(1)	Reflects a $12.1 million tax benefit in 2007.

Balance sheet data as of December 31	2010	2009	2008	2007	2006
Working capital ratio	0.91	1.46	0.97	0.93	0.98
Total assets (millions)	$1,962	$1,857	$1,793	$1,863	$1,770
Stockholders’ equity (millions)	$573	$644	$529	$343	$759
Current portion of long-term debt (millions)	$200	--	$119	$234	$214
Total debt (millions)	$654.2	$565.0	$633.5	$913.1	$396.4
Total debt to equity	1.14	0.88	1.20	2.66	0.52
Total debt as a percentage of total capital	53%	47%	54%	73%	34%

Operating data for the years ended December 31	2010	2009	2008	2007	2006
Total loads (in thousands)	3,198	2,897	2,951	3,008	2,915
Average number of company-operated
tractors and trucks during the year	8,259	8,519	9,688	10,635	10,721
Company tractors and trucks at year-end	8,548	7,970	9,067	10,308	10,961
Independent contractors at year-end	995	1,199	912	1,084	1,107
Trailing equipment at year-end	66,469	62,187	63,308	60,614	52,881
Company tractor miles (in millions)	694	679	797	926	965

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

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents and cargo damage.  We are substantially self-insured for loss of and damage to our owned and leased revenue equipment.  Certain insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim.  We have umbrella policies to limit our exposure to catastrophic claim costs that are completely insured.  For periods prior to January 1, 2010, certain policies include a contractual premium adjustment factor to be applied to incurred loss amounts at the end of 48 months from each policy period inception.  This contractual premium adjustment factor is used to convert the self-insured losses to fully insured losses and relieves us of any further liability on those claims.  For periods beginning January 1, 2010, our personal injury and property damage policies no longer include these premium adjustment factors and the claim liability remains with us for the life of the claim.

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type.  During 2008 and 2009, we were self-insured for $500,000 per occurrence for personal injury and property damage and $1 million for workers’ compensation.  For 2010, we were self-insured for $500,000 per occurrence for personal injury and property damage and fully insured for substantially all workers’ compensation claims.  We have renewed our policies for 2011 with substantially the same terms as our 2010 policies for personal injury, property damage and workers’ compensation.

   Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience and includes the contractual premium adjustment factor mentioned above.  In doing so, the recorded liability considers future claims growth and conversion to fully insured status and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  At December 31, 2010, we had an accrual of approximately $33 million for estimated net claims.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2010, we had a prepaid insurance asset of approximately $38 million, which represented prefunded claims and premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers and trailers in connection with our business.  This equipment may be purchased or acquired under lease agreements.  In addition, we may rent revenue equipment from third parties and various railroads under short-term rental arrangements.  Revenue equipment that is purchased is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value.  We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment.  We have not identified any impairment to our assets at December 31, 2010.

We have agreements with our primary tractor suppliers for residual or trade-in values for certain new equipment.  We have utilized these trade-in values, as well as other operational information such as anticipated annual miles, in accounting for depreciation expense.  If our suppliers were unable to perform under the terms of our agreements for trade-in values, it could have a material adverse effect on our financial results.

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

We record revenues on the gross basis at amounts charged to our customers because we are the primary obligor, we are a principal in the transaction, we invoice our customers and retain all credit risks and we maintain discretion over pricing.  Additionally, we are responsible for the selection of third-party transportation providers.

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

Income Taxes

We account for income taxes under the liability method in accordance with current accounting standards.  Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our statement of earnings.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our Consolidated Financial Statements compared with when they are recognized in our tax returns.  We assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery does not meet the more-likely-than-not threshold, a valuation allowance is established. To the extent we establish a valuation allowance, we include an expense as part of our income tax provision.

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

YEAR IN REVIEW

Significant events for calendar year 2010 include:

•	Reported revenue of $3.8 billion

•	Achieved more than one million loads in a calendar year in our JBI segment

•	Substantially expanded our final mile cross dock network in our DCS segment

•	Purchased 7.2 million shares of our outstanding common stock

•	Issued $250 million in Senior Notes through a public debt offering

•	Increased our quarterly dividend to $0.12 per share in January 2010 from $0.11 in 2009, and announced an increase to $0.13 per share effective February 2011

Our 2010 net earnings of $199.6 million, or $1.56 per diluted share, were up 46% from the $136.4 million, or $1.05 per diluted share, earned in 2009.  The increase in earnings was due to higher load count and increased activity within our JBI and DCS segments compared with 2009.  Our JBT and ICS segments realized higher operating revenues over 2009 despite fewer tractors in JBT and lower load volume in ICS.  Utilization of equipment and pricing improved in all segments and the cost reduction practices put in place in 2009 continued to provide benefit throughout 2010.  Our response to changing market conditions and a continued focus on growing segments that produce the greatest return on invested capital, enabled us to take advantage of load volume recovery in 2010.

Our 2010 consolidated operating ratio (operating expenses divided by total operating revenues) was 90.8%, compared with 92.3% in 2009.  Our 2009 operating income reflected $10.3 million of pretax charges to write down the value of certain assets held for sale.

RESULTS OF OPERATIONS

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of			Percentage Change
	Operating Revenues			Between Years
				2010 vs.	2009 vs.
	2010	2009	2008	2009	2008

Operating revenues	100.0%	100.0%	100.0%	18.4%	(14.2)%

Operating expenses:
Rents and purchased transportation	45.1	43.6	39.6	22.4	(5.5)
Salaries, wages and employee benefits	24.0	24.9	23.0	14.1	(7.1)
Fuel and fuel taxes	9.1	8.5	14.0	25.7	(47.5)
Depreciation and amortization	5.2	5.9	5.4	4.2	(6.5)
Operating supplies and expenses	4.0	4.7	4.2	0.4	(4.0)
Insurance and claims	1.3	1.6	1.6	(5.0)	(16.4)
General and administrative expenses,
net of asset dispositions	1.0	1.6	1.1	(21.9)	14.6
Operating taxes and licenses	0.7	0.9	0.9	(4.0)	(12.9)
Communication and utilities	0.4	0.6	0.6	(0.7)	(5.0)
Total operating expenses	90.8	92.3	90.4	16.6	(12.4)
Operating income	9.2	7.7	9.6	40.2	(30.8)
Net interest expense	0.8	0.8	0.9	2.1	(20.6)
Equity in operations of affiliated company	--	(0.1)	0.0	(100.0)	(299.2)
Earnings before income taxes	8.4	7.0	8.7	42.7	(30.5)
Income taxes	3.1	2.7	3.3	37.0	(28.0)
Net earnings	5.3%	4.3%	5.4%	46.3%	(32.0)%

2010 Compared With 2009

Consolidated Operating Revenues

Our total consolidated operating revenues were $3.8 billion in 2010, an 18.4% increase over 2009.  Significantly higher fuel prices resulted in fuel surcharge (FSC) revenues of $516 million in 2010, compared with $326 million in 2009, which impacts the year-to-year comparison.  If FSC revenues were excluded from both years, our 2010 revenue increased 14% over 2009.  Revenue in all operating segments increased over 2009, with consolidated load growth and rate improvements contributing to the increase in revenues.

Consolidated Operating Expenses

Our 2010 consolidated operating expenses increased 16.6% from 2009.  The impact of this increase, and the 18.4% increase in 2010 revenue from 2009, resulted in an improvement in our operating ratio to 90.8% from 92.3% in 2009.  Rents and purchased transportation costs increased 22.4% in 2010, as a result of higher load volume, which increased services from these third-party rail and truck carriers.  In addition, the higher price of fuel contributed to the increase in rents and purchased transportation costs, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense.  The total cost of salaries, wages and employee benefits increased 14.1% in 2010 from 2009.  This increase was related to increases in driver and other labor pay due to increased business demand and the increase in final mile delivery service business compared with a year ago.  In addition, we were able to reactivate and increase certain compensation and benefit programs for all of our employees in 2010.

Fuel and fuel taxes expense increased 25.7% in 2010, primarily due to a 23% higher fuel cost per gallon and slightly lower fuel miles per gallon.  We have fuel surcharge programs in place with the majority of our customers.  These programs typically involve a specified computation based on the change in national, regional or local fuel prices.  While these programs may incorporate fuel cost increases as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs (e.g., $0.05 per gallon) to trigger a change in fuel surcharge revenue.  As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues.  Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

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

Depreciation and amortization expense increased 4.2% in 2010 primarily due to additions to our JBI and DCS segments for power and trailing equipment in support of additional business demand.  Insurance and claims expense decreased 5.0% for 2010, due to fewer cargo claim incidents and a lower cost per claim for casualty.  The 21.9% decrease in general and administrative expenses was primarily due to the pretax write-down of $10.3 million recorded in 2009 related to assets held for sale.  This decrease was offset by increases in a charitable contribution and building rental expense.  In addition, 2010 included a gain on asset sales of $4 million, compared with losses on asset sales of $0.4 million in 2009.

Net interest expense for 2010 increased by 2.1% compared with 2009.  This increase was primarily due to increased outstanding debt balances, offset slightly by reduced interest rates on our variable rate debt.

The “equity in operations of affiliated company” item on our Consolidated Statement of Earnings reflects our share of the operating results of Transplace, Inc. (TPI).  The change from 2009 is due to the sale of our interests in 2009.  See Note 12, Affiliated Company, in our Notes to Consolidated Financial Statements for more information on these transactions.

Our effective income tax rate was 37.6% in 2010 and 39.1% in 2009.  The decrease in 2010 was primarily related to the resolution of uncertain tax positions and the impact in 2009 of the sale of our interests in TPI.  We expect our effective income tax rate to approximate 38.5% for calendar year 2011.

Segments

We operated four business segments during calendar year 2010.  The operation of each of these businesses is described in our notes to the Consolidated Financial Statements.  The following tables summarize financial and operating data by segment:

Operating Revenue by Segment
	Years Ended December 31 (in millions)
	2010	2009	2008
JBI	$2,141	$1,764	$1,952
DCS	907	757	927
JBT	479	447	676
ICS	291	259	209
Total segment revenues	3,818	3,227	3,764
Intersegment eliminations	(25)	(24)	(32)
Total	$3,793	$3,203	$3,732

Operating Income (Loss) by Segment
	Years Ended December 31 (in millions)
	2010	2009	2008
JBI (1)	$237	$183	$254
DCS (1)	83	63	92
JBT (1)	19	(11)	1
ICS	9	13	11
Total	$348	$248	$358

(1) Includes pretax charges to write down the value of certain assets held for sale as follows: $6.6 million for JBI in 2009, $3.7 million for DCS in 2009 and $3.9 million for JBT in 2008.

Operating Data by Segment

	Years Ended December 31
	2010	2009	2008
JBI
Loads	1,075,027	915,413	837,575
Average length of haul (miles)	1,777	1,796	1,843
Revenue per load	$1,992	$1,927	$2,330
Average tractors during the period(1)	2,531	2,206	2,020
Tractors (end of period)
Company-owned	2,592	2,303	2,124
Independent contractor	81	5	4
Total tractors	2,673	2,308	2,128
Trailing equipment (end of period)	45,666	40,170	39,161
Average effective trailing equipment usage	41,434	37,182	35,678

DCS
Loads	1,383,565	1,209,055	1,321,473
Average length of haul (miles)	197	207	227
Revenue per truck per week(2)	$3,956	$3,384	$3,842
Average trucks during the period(3)	4,468	4,382	4,716
Trucks (end of period)
Company-owned	4,259	3,969	4,454
Independent contractor	23	31	67
Customer-owned (Dedicated-operated)	357	358	101
Total trucks	4,639	4,358	4,622
Trailing equipment (end of period)	10,688	9,739	9,106
Average effective trailing equipment usage	12,297	12,136	12,762

JBT
Loads	465,493	498,426	622,002
Average length of haul (miles)	522	486	478
Loaded miles (000)	240,088	241,281	292,430
Total miles (000)	274,857	279,589	334,931
Average nonpaid empty miles per load	68.7	73.8	68.7
Revenue per tractor per week(2)	$3,370	$2,809	$3,522
Average tractors during the period(1)	2,788	3,120	3,752
Tractors (end of period)
Company-owned	1,697	1,698	2,612
Independent contractor	891	1,163	841
Total tractors	2,588	2,861	3,453
Trailing equipment (end of period)	10,115	12,550	15,470
Average effective trailing equipment usage	9,329	10,177	11,758

ICS
Loads	230,726	237,378	140,481
Revenue per load	$1,261	$1,091	$1,489
Gross profit margin	14.2%	17.9%	16.5%
Employee count (end of period)	329	323	278
Approximate number of third-party carriers (end of period)	25,600	22,400	17,100

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue increased 21.4% to $2.14 billion in 2010, from $1.76 billion in 2009.  A significant portion of this increase in revenue related to the 17.4% increase in load volume and improvement in revenue per load compared with 2009.

Operating income in our JBI segment increased to $237 million in 2010, from $183 million in 2009.  Increased equipment utilization and higher revenues, resulted in the operating income increase over 2009.

DCS Segment

DCS segment revenue increased 19.8% to $907 million in 2010, from $757 million in 2009.  This increase in revenue was primarily due to an increase in productivity and truck counts, primarily related to growth in delivery and replenishment business.  This increase was partially offset by a decrease in the capacity business.

Operating income increased to $83 million in 2010, compared with $63 million in 2009.  This increase in operating income was due to the increased revenue and the improved leverage gained from those higher revenues.

JBT Segment

JBT segment revenue increased 7.3% to $479 million in 2010, from $447 million in 2009.  This increase in revenue was primarily the result of increases in rates and longer lengths of haul compared with 2009.

Our JBT segment had operating income of $19 million in 2010, compared with an operating loss of $11 million in 2009.  This was mainly a result of increased rates and the impact of our network refinement and tractor fleet count reduction which allowed for effective cost control measures.

ICS Segment

ICS segment revenue grew 12.3% to $291 million in 2010, from $259 million in 2009.  This increase in revenue was primarily due to an increase in load volume and higher pricing in both contractual and transactional business.

Operating income decreased 29.2% to $9 million in 2010, compared with $13 million in 2009.  The decrease primarily relates to higher transportation costs and fuel prices as well as new branch location costs.

2009 Compared With 2008

Consolidated Operating Revenues

Our total consolidated operating revenues were $3.2 billion in 2009, a 14.2% decrease from 2008.  Significantly lower fuel prices resulted in FSC revenues of $326 million in 2009, compared with $730 million in 2008.  This change in FSC revenue impacted our year-to-year comparison.  If FSC revenues were excluded from both years, our 2009 revenue decreased 4% from 2008.  While load volume increased 9.3% and 69.0% in 2009 for JBI and ICS, respectively, we experienced a decrease in revenue in all segments except ICS.  The decreases in our JBI, DCS and JBT segments were primarily a result of competitive rates, as well as decreased activity for certain customers due to the overall economic recession.  In addition, JBT segment revenue decreased as a result of reduced tractor utilization and our continued effort to reduce the size of the JBT segment to an appropriate level for our service offerings.

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

The “equity in operations of affiliated company” item on our Consolidated Statement of Earnings reflects our share of the operating results of Transplace, Inc. (TPI).  Prior to December 2009, we owned a 37% equity interest in this global transportation and logistics company.  The increase in 2009 compared with 2008 was primarily due to certain transactions in the fourth quarter of 2009, which were treated as a sale of all interests in this logistics company.  These transactions resulted in a pretax gain of approximately $3.3 million during 2009.  See Note 12, Affiliated Company, in our Notes to Consolidated Financial Statements for more information on these transactions.

Our effective income tax rate was 39.1% in 2009 and 37.8% in 2008.  The increase in 2009 was partly related to the transactions with TPI, which resulted in a valuation allowance on the deferred tax benefits related to the sale.

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

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $428 million in 2010, $357 million in 2009 and $505 million in 2008.  The increase in 2010 cash provided by operating activities relative to 2009, after consideration of adjustments for noncash items such as depreciation, share-based compensation and impairment charges, was primarily due to increased earnings in 2010 over 2009.  In addition, the timing of cash activity related to insurance claims and payroll accruals increased cash provided from operations.  These increases were partially offset by a decrease related to the timing of collections from customers and the payments to vendors.

Cash flows used in investing activities primarily relates to additions to our revenue equipment fleet, net of proceeds from disposals.  The lower level of cash used in investing activities during 2010 was the result of decreases in tractor and trailer purchases in our JBT segment.  This decrease was partially offset by an increase in container and chassis purchases in our JBI segment as well as additional investments in specialized revenue equipment for new DCS customers.  The decrease in proceeds received from equipment sales reflects the smaller quantity of revenue equipment sold or traded in 2010 compared with 2009.

Net cash used in financing activities during 2010 increased from 2009, primarily due to our stock repurchases, repayments on our revolving lines of credit, and an increase in dividends paid in 2010.  The increase in cash used in financing activities was partially offset by the proceeds received from our public debt offering in September 2010.

Our dividend policy is subject to review and revision by the Board of Directors and payments are dependent upon our financial condition, earnings, capital requirements and other factors the Board of Directors may deem relevant.  We paid a $0.10 per share quarterly dividend in 2008, an $0.11 per share quarterly dividend in 2009, and a $0.12 per share quarterly dividend in 2010.  On February 3, 2011, we announced an increase in our quarterly cash dividend from $0.12 to $0.13, which was paid on February 25, 2011.  We currently intend to continue paying cash dividends on a quarterly basis.  However, no assurance can be given that future dividends will be paid.

Liquidity

Our need for capital has typically related to the acquisition of revenue equipment required to support our growth and the replacement of older equipment with new, late-model equipment.  We are able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances.  We have also periodically utilized leases to acquire revenue equipment.

At December 31, 2010, we were authorized to borrow up to $350 million under a revolving line of credit, which is supported by a credit agreement with a group of banks and expires in March 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At December 31, 2010, we had $5 million outstanding at an average interest rate of 3.35% under this agreement.

Our senior notes consist of three separate issuances.  The first is $200 million of 5.31% senior notes, which mature in March 2011.  Interest payments are due semiannually in March and September of each year.  The second is $200 million of 6.08% senior notes, which mature in July 2014.  For this second issuance, principal payments in the amount of $50.0 million are due in July 2012 and 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.  The third is $250 million of 3.375% senior notes, which mature in September 2015. Interest payments are due semiannually in March and September of each year, beginning March 2011.  We may redeem for cash some or all of the 3.375% notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2010.

We believe that our liquid assets, cash generated from operations and revolving lines of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  Our working capital ratio decreased from 2009, primarily as a result of reclassifying our $200 million 2011 senior note to current liabilities based on a maturity date of March 2011.  We anticipate refinancing all or a portion of this note upon maturity.  Our debt to equity ratio increased from 2009, due to an increase in debt related to the current year issuance and a reduction in equity due to the share repurchase program.

We are currently committed to spend approximately $406 million, net of proceeds from sales or trade-ins during 2011, which is primarily related to tractors and containers and chassis.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases.  As of December 31, 2010, we had approximately $16.1 million of obligations primarily related to facilities leases.

Contractual Obligations and Commitments

The following table summarizes our expected obligations and commitments (in millions) as of December 31, 2010:

	Total	2011	2012-2013	2014-2015	2016 and thereafter
Operating leases	$16.1	$7.3	$6.9	$1.4	$0.5
Long-term debt obligations	655.0	200.0	105.0	350.0	--
Interest payments on debt (1)	76.6	23.3	35.3	18.0	--
Commitments to acquire revenue equipment and facilities	405.8	405.8	--	--	--
Total	$1,153.5	$636.4	$147.2	$369.4	$0.5

(1)      Interest payments on debt are based on the debt balance and applicable rate at December 31, 2010.

We had standby letters of credit outstanding of approximately $10.7 million at December 31, 2010, that expire at various dates in fiscal year 2011, which are related to certain operating agreements and our self-insured retention levels for casualty and workers’ compensation claims.  We plan to renew these letters of credit in accordance with our third-party agreements.  The table above excludes $20.2 million of liabilities related to uncertain tax positions as we are unable to reasonably estimate the ultimate timing of settlement.  See Note 6, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding.  Of our total $654.2 million of debt, we had $5.0 million of variable-rate debt outstanding at December 31, 2010, under our revolving lines of credit.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates related to this variable-rate debt outstanding.  Our remaining debt is fixed-rate debt, and therefore changes in market interest rates do not directly impact our interest expense.  Periodically, we enter into derivative instruments in response to market interest rates; however, at December 31, 2010, we had no such derivative financial instruments in place.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2010.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of December 31, 2010, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, Notes to Consolidated Financial Statements and reports thereon of our independent registered public accounting firm as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Earnings for years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Regulation S-K, Item 304(a) has previously been reported and is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2011.  There have been no disagreements with our accountants, as defined in Regulation S-K, Item 304(b).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements.  Ernst & Young LLP’s report on internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2011.

Executive Officers

The schedule of executive officers is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2011.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer/controller, and all other officers, employees and directors.  Our code of ethics is available on our Internet web site at www.jbhunt.com.  If we make substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our web site or in a report on Form 8-K within four days of such amendment or waiver.

Corporate Governance

In complying with the rules and regulations required by the Sarbanes-Oxley Act of 2002, NASDAQ, Public Company Accounting Oversight Board (PCAOB) and others, we have attempted to do so in a manner that clearly meets legal requirements but does not create a bureaucracy of forms, checklists and other inefficient or expensive procedures.  We have adopted a code of conduct, code of ethics, whistleblower policy and charters for all of our Board of Director Committees and other formal policies and procedures.  Most of these items are available on our Company web site, www.jbhunt.com.  If we make significant amendments to our code of ethics or whistleblower policy, or grant any waivers to these items, we will disclose such amendments or waivers on our web site or in a report on Form 8-K within four days of such action.

Audit Committee

The information required by Regulation S-K, Item 407(d) is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2011.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2011.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2011.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from Note 12, Affiliated Company, of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2011.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2011.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Financial Statements The financial statements included in Item 8 above are filed as part of this annual report.

(2)	Financial Statement Schedules Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Years Ended:	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2008	$4.9	$8.9	$(8.6)	$5.2
December 31, 2009	5.2	11.6	(10.8)	6.0
December 31, 2010	6.0	9.5	(9.5)	6.0

All other schedules have been omitted either because they are not applicable or because the required information is included in our Consolidated Financial Statements or the notes thereto.

(3)	Exhibits The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (“Exhibit Index”).

SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 25th day of February, 2011.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 25th day of February, 2011, on behalf of the registrant and in the capacities indicated.

/s/ John N. Roberts III	President and Chief Executive Officer, Member of the Board of Directors
John N. Roberts III

/s/ David G. Mee	Executive Vice President, Finance and Administration,
David G. Mee	Chief Financial Officer and Corporate Secretary

/s/ Donald G. Cope	Senior Vice President, Controller, Chief Accounting Officer
Donald G. Cope

/s/ Kirk Thompson	Chairman of the Board of Directors
Kirk Thompson

/s/ John A. White	Member of the Board of Directors
John A. White	(Presiding Director)

/s/ Douglas G. Duncan	Member of the Board of Directors
Douglas G. Duncan

/s/ Wayne Garrison	Member of the Board of Directors
Wayne Garrison

/s/ Sharilyn S. Gasaway	Member of the Board of Directors
Sharilyn S. Gasaway

/s/ Gary C. George	Member of the Board of Directors
Gary C. George

/s/ J. Bryan Hunt, Jr.	Member of the Board of Directors
J. Bryan Hunt, Jr.

/s/ Coleman H. Peterson	Member of the Board of Directors
Coleman H. Peterson

/s/ James L. Robo	Member of the Board of Directors
James L. Robo

/s/ William J. Shea Jr.	Member of the Board of Directors
William J. Shea Jr.

/s/ Leland E. Tollett	Member of the Board of Directors
Leland E. Tollett

EXHIBIT INDEX

Exhibit
Number	Description
3.1
Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2	Restated Bylaws of J.B. Hunt Transport Services, Inc. dated February 4, 2010 (incorporated by reference from Exhibit 3.0 of the Company’s current report on Form 8-K, filed February 10, 2010)

10.1	Amended and Restated Employee Retirement Plan (incorporated by reference from Exhibit 99 of the Company’s Form S-8, filed December 30, 1994)

10.2	Amended and Restated Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

10.3	Summary of Compensation Arrangements with Named Executive Officers

10.4	Senior Revolving Credit Facility Agreement (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed March 30, 2007)

10.5	Term Loan Agreement (incorporated by reference from Exhibits 10.1 through 10.4 of the Company’s current report on Form 8-K, filed October 5, 2006)

10.6	Note Purchase Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed March 30, 2007)

10.7	Master Note Purchase Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed July 30, 2007)

10.8	First Supplemental Indenture (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed September 21, 2010)

21	Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements.  Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/ John N. Roberts, III	/s/David G. Mee
John N. Roberts, III	David G. Mee
President and Chief Executive Officer	Executive Vice President, Finance and
Administration, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of J.B. Hunt Transport Services, Inc.

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Hunt Transport Services, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Rogers, Arkansas
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of J.B. Hunt Transport Services, Inc.

We have audited J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). J.B. Hunt Transport Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, J.B. Hunt Transport Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Rogers, Arkansas
February 25, 2011

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009
(in thousands, except share data)

Assets	2010	2009
Current assets:
Cash and cash equivalents	$7,651	$7,843
Trade accounts receivable, net	351,187	310,339
Inventories	17,336	17,273
Prepaid licenses and permits	16,161	16,330
Prepaid insurance	38,163	32,241
Other current assets	32,147	8,439
Total current assets	462,645	392,465
Property and equipment, at cost:
Revenue and service equipment	2,032,495	1,892,001
Land	29,246	25,413
Structures and improvements	126,206	125,023
Furniture and office equipment	150,389	150,510
Total property and equipment	2,338,336	2,192,947
Less accumulated depreciation	858,852	748,276
Net property and equipment	1,479,484	1,444,671
Other assets	19,531	19,778
Total assets	$1,961,660	$1,856,914

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$200,000	$-
Trade accounts payable	192,103	191,347
Claims accruals	32,641	18,545
Accrued payroll	57,149	34,651
Other accrued expenses	19,191	14,170
Deferred income taxes	8,865	10,505
Total current liabilities	509,949	269,218
Long-term debt	454,207	565,000
Other long-term liabilities	39,480	35,581
Deferred income taxes	385,003	343,262
Total liabilities	1,388,639	1,213,061
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2010 and 2009, of which 121,490,168 shares and 127,241,968 shares were outstanding at December 31, 2010 and 2009, respectively)	1,671	1,671
Additional paid-in capital	180,986	176,009
Retained earnings	1,563,527	1,423,820
Treasury stock, at cost (45,609,264 shares at December 31, 2010, and 39,857,464 shares at December 31, 2009)	(1,173,163)	(957,647)
Total stockholders’ equity	573,021	643,853

Total liabilities and stockholders' equity	$1,961,660	$1,856,914

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except per share amounts)

	2010	2009	2008

Operating revenues, excluding fuel surcharge revenues	$3,277,218	$2,877,052	$3,001,531
Fuel surcharge revenues	516,267	326,269	730,412
Total operating revenues	3,793,485	3,203,321	3,731,943
Operating expenses:
Rents and purchased transportation	1,711,204	1,398,109	1,479,234
Salaries, wages and employee benefits	911,028	798,272	859,588
Fuel and fuel taxes	343,700	273,521	520,647
Depreciation and amortization	197,062	189,045	202,288
Operating supplies and expenses	152,500	151,887	158,202
Insurance and claims	48,280	50,797	60,772
General and administrative expenses, net of asset dispositions	37,017	47,407	41,363
Operating taxes and licenses	26,895	28,014	32,162
Communication and utilities	18,174	18,298	19,269
Total operating expenses	3,445,860	2,955,350	3,373,525
Operating income	347,625	247,971	358,418
Interest income	75	70	890
Interest expense	28,006	27,429	35,337
Equity in operations of affiliated company	-	(3,456)	1,735
Earnings before income taxes	319,694	224,068	322,236
Income taxes	120,077	87,633	121,643
Net earnings	$199,617	$136,435	$200,593

Weighted average basic shares outstanding	124,712	126,676	125,416
Basic earnings per share	$1.60	$1.08	$1.60
Weighted average diluted shares outstanding	127,767	129,462	128,533
Diluted earnings per share	$1.56	$1.05	$1.56
Dividends declared per common share	$0.48	$0.44	$0.40

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	(Loss)/Income	Stock	Equity
Balances at December 31, 2007	$1,671	$170,536	$1,192,628	$(993)	$(1,020,645)	$343,197
Comprehensive income:
Net earnings	-	-	200,593	-	-	200,593
Unrealized loss related to derivatives accounted for as hedges, net of tax	-	-	-	(193)	-	(193)
Total comprehensive income	-	-	-	-	-	200,400
Cash dividend declared and paid ($0.40 per share)	-	-	(50,144)	-	-	(50,144)
Tax benefit of stock options exercised	-	14,853	-	-	-	14,853
Stock compensation	-	13,773	-	-	-	13,773
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(28,231)	-	-	35,163	6,932

Balances at December 31, 2008	$1,671	$170,931	$1,343,077	$(1,186)	$(985,482)	$529,011
Comprehensive income:
Net earnings	-	-	136,435	-	-	136,435
Realized loss reclassified to earnings related to derivatives accounted for as hedges, net of tax	-	-	-	1,186	-	1,186
Total comprehensive income	-	-	-	-	-	137,621
Cash dividend declared and paid ($0.44 per share)	-	-	(55,692)	-	-	(55,692)
Tax benefit of stock options exercised	-	10,202	-	-	-	10,202
Stock compensation	-	17,566	-	-	-	17,566
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(22,690)	-	-	27,835	5,145

Balances at December 31, 2009	$1,671	$176,009	$1,423,820	$-	$(957,647)	$643,853
Comprehensive income:
Net earnings	-	-	199,617	-	-	199,617
Cash dividend declared and paid ($0.48 per share)	-	-	(59,910)	-	-	(59,910)
Tax benefit of stock options exercised	-	12,154	-	-	-	12,154
Purchase of treasury shares					(250,892)	(250,892)
Stock compensation	-	21,397	-	-	-	21,397
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(28,574)	-	-	35,376	6,802

Balances at December 31, 2010	$1,671	$180,986	$1,563,527	$-	$(1,173,163)	$573,021

See Notes to Consolidated Financial Statements.

J. B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net earnings	$199,617	$136,435	$200,593
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	197,062	189,045	202,288
Share-based compensation	21,397	17,566	13,773
(Gain)/loss on sale of revenue equipment and other	(1,724)	313	(659)
Impairment on assets held for sale	180	10,284	3,934
Provision for deferred income taxes	40,101	32,620	19,513
Equity in operations of affiliated company	-	(3,456)	1,735
Changes in operating assets and liabilities:
Trade accounts receivable	(40,848)	(30,180)	50,043
Income tax receivable	(21,433)	(16,606)	4,790
Other assets	(9,426)	2,501	31,672
Trade accounts payable	1,883	13,891	(16,460)
Claims accruals	14,096	450	(1,307)
Accrued payroll and other accrued expenses	27,173	4,060	(4,769)
Net cash provided by operating activities	428,078	356,923	505,146
Cash flows from investing activities:
Additions to property and equipment	(262,449)	(353,156)	(303,241)
Proceeds from sale of equipment	36,517	111,383	92,360
Net proceeds from available for sale investments and other	-	7,646	6,275
Change in other assets	(84)	(9,824)	2,302
Net cash used in investing activities	(226,016)	(243,951)	(202,304)
Cash flows from financing activities:
Proceeds from issuances of long-term debt	249,207	-	-
Payments on long-term debt	-	(68,500)	(14,000)
Proceeds from revolving lines of credit and other	1,058,805	1,256,644	1,584,600
Payments from revolving lines of credit and other	(1,218,420)	(1,255,300)	(1,857,668)
Purchase of treasury stock	(250,892)	-	-
Stock option exercises and other	6,802	5,144	6,933
Tax benefit of stock options exercised	12,154	10,202	14,853
Dividends paid	(59,910)	(55,692)	(50,144)
Net cash used in financing activities	(202,254)	(107,502)	(315,426)
Net increase/(decrease) in cash and cash equivalents	(192)	5,470	(12,584)
Cash and cash equivalents at beginning of year	7,843	2,373	14,957
Cash and cash equivalents at end of year	$7,651	$7,843	$2,373
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$25,548	$27,995	$35,495

Income taxes	$88,717	$58,223	$81,934

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

J.B. Hunt Transport Services, Inc. is one of the largest surface transportation and delivery service companies in North America.  We operate four distinct, but complementary, business segments and provide a wide range of general and specifically tailored freight and logistics services to our customers.  We generate revenues from the actual movement of freight from shippers to consignees, customized labor and delivery services, and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  Unless otherwise indicated by the context, "we," "us," "our" and "JBHT" refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

Our Consolidated Financial Statements include all of our wholly-owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.  J.B. Hunt Transport Services, Inc., is a parent-level holding company with no significant assets or operations.  J.B. Hunt Transport, Inc. is a wholly-owned subsidiary of J.B. Hunt Transport Services, Inc., and is the primary operating subsidiary.  All other subsidiaries of J.B. Hunt Transport Services, Inc. are minor.

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

We believe certain accounting policies and estimates are of more significance in our financial statement preparation process than others.  We believe the most critical accounting policies and estimates include the economic useful lives and salvage values of our assets, provisions for uncollectible accounts receivable, estimates of exposures under our insurance and claims policies, and estimates for taxes.  To the extent actual, final outcomes are different than our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings during that accounting period will be affected.

Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term, highly liquid investments.  We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments.  Receivables are recorded at amounts billed to customers when loads are delivered or services are performed.  The allowance for uncollectible accounts and revenue adjustments is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility.  The adequacy of our allowance is reviewed quarterly.  Balances are charged against the allowance when it is determined the receivable will not be recovered.  The allowance for uncollectible accounts and revenue adjustments was $6.0 million at December 31, 2010 and 2009.

Inventory

Our inventories consist primarily of revenue equipment parts, tires, supplies and fuel and are valued using the lower of average cost or market.

Investments in Marketable Equity Securities

Our investments consist of marketable equity securities stated at fair value and are designated as either trading securities or available-for-sale securities at the time of purchase based upon the intended holding period.  Changes in fair value of our trading securities are recognized currently in “general and administrative expenses, net of asset dispositions” in our Consolidated Statements of Earnings.  Changes in the fair value of our available-for-sale securities are recognized in “accumulated other comprehensive income” on our Consolidated Balance Sheets, unless we determine an unrealized loss is other-than-temporary.  If we determine an unrealized loss is other-than-temporary, we recognize the loss in earnings.  Cost basis is determined using average cost.

At December 31, 2010 and 2009, we had no available-for-sale securities.  See Note 7, Employee Benefit Plans, for a discussion of our trading securities.

Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 4 to 10 years for tractors and 7 to 20 years for trailing equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment.  Salvage values are typically 10% to 30% of original cost for tractors and trailing equipment and reflect any agreements with tractor suppliers for residual or trade-in values for certain new equipment.  We capitalize tires placed in service on new revenue equipment as a part of the equipment cost.  Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service.  Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition and are classified in general and administrative expenses, net of asset dispositions.

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

We record revenues on the gross basis at amounts charged to our customers because we are the primary obligor, we are a principal in the transaction, we invoice our customers and retain all credit risks, and we maintain discretion over pricing.  Additionally, we are responsible for selection of third-party transportation providers to the extent used to satisfy customer freight requirements.

Derivative Instruments

We periodically utilize derivative instruments to manage exposure to changes in interest rates.  At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness.  If it is determined a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively.  In 2006, we entered into an interest rate swap agreement to convert a portion of our variable rate debt to a fixed interest rate.  This derivative instrument was accounted for as a cash flow hedge.  The interest rate swap expired in September 2009, when the related term loan balance was paid.  We had no derivative instruments in place at December 31, 2010 and 2009.

Income Taxes

Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

	Years ended December 31
	2010	2009	2008

Weighted average shares outstanding – basic	124,712	126,676	125,416
Effect of common stock equivalents	3,055	2,786	3,117
Weighted average shares outstanding – diluted	127,767	129,462	128,533

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables.  For the years ended December 31, 2010, 2009 and 2008 our top 10 customers, based on revenue, accounted for approximately 34%, 33% and 35%, respectively, of our total revenue.  Our top 10 customers, based on revenue, accounted for approximately 25% and 28% of our total trade accounts receivable for the years ended December 31, 2010 and 2009, respectively.  We had no individual customers with revenues greater than 10% of total revenues.

Share-based Compensation

We have share-based compensation plans covering certain employees, including officers and directors.  We account for share-based compensation utilizing the fair value recognition provisions of current accounting standards for share-based payments.  We currently are utilizing restricted share units and nonstatutory stock options.  Issuances of our stock upon restricted share unit vesting or share option exercise are made from treasury stock.  Our restricted share unit awards include both graded-vesting and cliff-vesting awards and therefore vest in increments during the requisite service period or at the end of the requisite service period as appropriate for each type of vesting.  We recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

Impairment of Long-Lived Assets and Assets Held for Sale

We continually evaluate the carrying value of our assets for events or changes in circumstances which indicate the carrying value may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

In December 2008, we entered into a plan to sell approximately 1,100 trailers within our JBT segment.  We reclassified the net book value from net property and equipment to assets held for sale in our Consolidated Balance Sheets and discontinued recording depreciation expense for these assets held for sale.  We recorded a pretax charge of $3.1 million in 2008 to reduce the carrying value of these assets to estimated fair value, less cost to sell.

In June 2009, we entered into a plan to sell approximately 700 tractors within our JBI and DCS segments.  We reclassified the net book value from net property and equipment to assets held for sale in our Consolidated Balance Sheets and discontinued recording depreciation expense for these assets held for sale.  We recorded a pretax charge of $10.3 million in 2009 to reduce the carrying value of these assets to estimated fair value, less cost to sell.

All impairment charges are included in “general and administrative expenses, net of asset dispositions” in our Consolidated Statements of Earnings and are reflected in our applicable business segments’ final results.  We had no active plans or assets held for sale remaining at December 31, 2010.

Claims Accruals

We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents and cargo damage.  We are substantially self-insured for loss of and damage to our owned and leased revenue equipment.  Certain insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim.  We have umbrella policies to limit our exposure to catastrophic claim costs that are completely insured.  For periods prior to January 1, 2010, certain policies include a contractual premium adjustment factor to be applied to incurred loss amounts at the end of 48 months from each policy period inception.  This contractual premium adjustment factor is used to convert the self-insured losses to fully insured losses and relieves us of any further liability on those claims.  For periods beginning January 1, 2010, our personal injury and property damage policies no longer include these premium adjustment factors and the claim liability remains with us for the life of the claim.

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type.  During 2008 and 2009, we were self-insured for $500,000 per occurrence for personal injury and property damage and $1 million for workers’ compensation.  For 2010, we were self-insured for $500,000 per occurrence for personal injury and property damage and fully insured for substantially all workers’ compensation claims.  We have renewed our policies for 2011 with substantially the same terms as our 2010 policies for personal injury, property damage and workers’ compensation.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience and includes the contractual premium adjustment factor mentioned above.  In doing so, the recorded liability considers future claims growth and conversion to fully insured status and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  At December 31, 2010 and 2009, we had an accrual of approximately $33 million and $19 million, respectively, for estimated net claims.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2010 and 2009, we had a prepaid insurance asset of approximately $38 million and $32 million, respectively, which represented prefunded claims and premiums.

3.	Financing Arrangements

Our current financing arrangements consist of the following (in millions):

	December 31
	2010	2009
Revolving lines of credit	$5.0	$165.0
Senior notes	649.2	400.0
Less current portion of long-term debt	(200.0)	--
Total long-term debt	$454.2	$565.0

Aggregate maturities of long-term debt subsequent to December 31, 2010, are as follows (in millions): 2011 - $200.0; 2012 - $55.0; 2013 - $50.0; 2014 - $100.0; and 2015 - $249.2.

Revolving Lines of Credit

At December 31, 2010, we were authorized to borrow up to $350 million under a revolving line of credit, which is supported by a credit agreement with a group of banks and expires in March 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of borrowings and our credit rating.  At December 31, 2010, we had $5 million outstanding at an average interest rate of 3.35% under this agreement.

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

The third is $250 million of 3.375% senior notes, which were issued during September 2010, by J.B. Hunt Transport Services, Inc., the parent-level holding company which has no significant assets or operations.  The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary.  All other subsidiaries of the parent are minor.  We registered this offering and sale of the notes under the Securities Act of 1933, pursuant to a shelf registration statement filed in September 2010.  These notes are unsecured obligations and rank equally with all of our existing and future senior unsecured debt.  The notes mature in September 2015, with interest payments due semiannually in March and September of each year, beginning March 2011.  We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our revolving lines of credit and debt facilities require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2010.

4.	Capital Stock

We have one class of preferred stock and one class of common stock.  We had no outstanding shares of preferred stock at December 31, 2010 or 2009.  Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders.  At December 31, 2010, we had 6.3 million shares of common stock to be issued upon the exercise or vesting of equity awards and 10.2 million shares reserved for future issuance pursuant to share-based payment plans.  During calendar year 2010, we purchased approximately 7.2 million shares, or $251 million, of our common stock in accordance with plans authorized by our Board.

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

Our nonstatutory stock options may be granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vest over a 10-year period and are forfeited immediately if the employee terminates for any reason other than death, disability or retirement after age 55.  An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the exercise of an option.  We did not grant any stock options during the years ended December 31, 2010, 2009 and 2008.

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

	Years ended December 31
	2010	2009	2008
Restricted share units
Pretax compensation expense	$19,190	$14,794	$10,160
Tax benefit	7,208	5,786	3,835
Restricted share unit expense, net of tax	$11,982	$9,008	$6,325
Stock options
Pretax compensation expense	$2,207	$2,772	$3,613
Tax benefit	829	1,084	1,364
Stock option expense, net of tax	$1,378	$1,688	$2,249

A summary of our restricted share units and nonstatutory stock options follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	2,892,340	$24.04
Granted	755,616	34.73
Vested	(335,106)	26.26
Forfeited	(22,579)	25.44
Unvested at December 31, 2010	3,290,271	$26.26

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	4,214	$11.44	4.21	$123.8
Exercised	1,189	7.82	--	32.4
Forfeited	27	13.79	--	--
Outstanding at December 31, 2010	2,998	12.86	3.55	83.8
Exercisable	462	$10.92	2.92	$13.8

At December 31, 2010, we had $51.3 million and $3.5 million of total unrecognized compensation expense related to restricted share units and stock options, respectively, that is expected to be recognized on a straight-line basis over the remaining weighted average period of approximately 3.1 years for restricted share units and 1.8 years for stock options.

The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $32.4 million, $24.4 million and $41.7 million, respectively.  The total fair value of shares vested for both restricted share and stock option plans during the years ended December 31, 2010, 2009 and 2008 was $14.4 million, $9.2 million and $5.5 million, respectively.

6.	Income Taxes

Income tax expense (benefit) attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31
	2010	2009	2008
Current:
Federal	$70,381	$49,597	$93,699
State and local	9,595	5,416	8,985
	79,976	55,013	102,684
Deferred:
Federal	37,897	33,421	19,776
State and local	2,204	(801)	(817)
	40,101	32,620	18,959
Total tax expense	$120,077	$87,633	$121,643

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31
	2010	2009	2008
Income tax at federal statutory rate	$111,893	$78,424	$112,782
State tax, net of federal effect	6,337	5,020	6,380
Nondeductible meals and entertainment	1,627	1,818	2,531
Change in effective state tax rate,
net of federal benefit	141	592	(569)
Valuation allowance	--	2,197	--
Other, net	79	(418)	519
Total tax expense	$120,077	$87,633	$121,643

Income taxes receivable was $23.3 million and $1.9 million at December 31, 2010 and 2009, respectively.  These amounts have been included in other current assets in our Consolidated Balance Sheets.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009, are presented below (in thousands):

	December 31
	2010	2009
Deferred tax assets:
Insurance accruals	$5,892	$2,008
Allowance for doubtful accounts	1,462	1,607
Compensation accrual	8,814	5,601
Deferred compensation accrual	21,072	17,001
Federal benefit of state uncertain tax positions	7,116	7,735
Equity investment	2,197	2,197
Other	2,685	1,472
Total gross deferred tax assets	49,238	37,621

Valuation allowance	(2,197)	(2,197)
Total deferred tax assets, net of valuation allowance	47,041	35,424

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	420,319	374,279
Prepaid permits and insurance, principally due to expensing for
income tax purposes	19,764	15,119
Other	826	(207)
Total gross deferred tax liabilities	440,909	389,191
Net deferred tax liability	$393,868	$353,767

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

Guidance on accounting for uncertainty in income taxes prescribes recognition and measurement criteria and requires that we assess whether the benefits of our tax positions taken are more likely than not of being sustained under tax audits.  For the year ended December 31, 2010, we have made adjustments to the balance of unrecognized tax benefits, a component of other long-term liabilities on our Consolidated Balance Sheet, as follows (in millions):

	December 31
	2010	2009	2008
Beginning balance	$18.9	$14.9	$17.1
Additions based on tax positions related to the current year	4.2	4.3	2.6
Additions/(reductions) based on tax positions taken in prior years	(1.4)	2.5	0.3
Reductions due to settlements	(1.8)	--	(3.2)
Reductions due to lapse of applicable statute of limitations	(2.6)	(2.8)	(1.9)
Ending balance	$17.3	$18.9	$14.9

At December 31, 2010 and 2009, we had a total of $17.3 million and $18.9 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $11.2 million and $12.3 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2010 and 2009, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Financial Statements.  The amount of accrued interest and penalties during the years ended December 31, 2010, 2009 and 2008 was $1.1 million, $1.0 million, and $1.5 million, respectively.  Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2010 and 2009 was $2.9 million and $3.0 million, respectively.

Tax years 2008 and forward remain subject to examination by federal tax jurisdictions, while tax years 2000 and forward remain open for state jurisdictions.

7.	Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate.  We match a specified percentage of employee contributions, subject to certain limitations.  For the years ended December 31, 2010, 2009 and 2008, our matching contributions to the plan were $5.6 million, $2.9 million and $8.5 million, respectively.  Effective March 1, 2009, we decreased our company match percentage from 50% to 0% for participants who are salaried employees exempt from overtime compensation and from 50% to 25% for all other participants.  Effective July 14, 2010, we reinstated our company match percentage to 50% for all participants.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation.  Participants can elect to defer up to a maximum of 50% of their base salary as well as up to 85% of their bonus for the year.  The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants.  Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee.  A participant may elect to receive deferred amounts in one payment or, if the balance is greater than $25,000, in quarterly installments payable over a period of 3, 5, 10 or 15 years upon reaching age 55, having 15 years of service or becoming disabled.  Our total liability under this plan was $10.1 million as of December 31, 2010, and $9.4 million as of December 31, 2009.  These amounts are included in other long-term liabilities in our Consolidated Balance Sheets.  Participant withholdings are held by a trustee and invested in equity securities as directed by participants.  These investments are classified as trading securities and recorded at fair value.  Realized and unrealized gains and losses are recognized currently in earnings.  The investments are included in other assets in our Consolidated Balance Sheets and totaled $10.1 million as of December 31, 2010, and $9.4 million as of December 31, 2009.

8.	Financial Instruments

The carrying values and estimated fair values, based on their net present value discounted at the company’s current borrowing rate, of our long-term debt at December 31, 2010, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Revolving lines of credit	$5.0	$5.0
Senior notes	649.2	670.6

The carrying amounts of all other instruments at December 31, 2010, approximate their fair value due to the short maturity of these instruments.

9.	Comprehensive Income

Comprehensive income includes changes in the fair value of derivative instruments, which qualify for hedge accounting.  A reconciliation of net income and comprehensive income follows (in thousands):

	Years ended December 31
	2010	2009	2008

Net income	$199,617	$136,435	$200,593
Unrealized loss on derivative instruments, net of tax of $91	--	--	(193)
Realized loss reclassified to earnings related to derivative instruments accounted for as hedges, net of tax of $740	--	1,186	--
Comprehensive income	$199,617	$137,621	$200,400

10.	Fair Value Measurements

Accounting standards related to fair value measurements define fair value and establish a framework for measuring fair value.  Assets and liabilities measured at fair value are based on one or more of three valuation techniques provided for in the standards, which are the market, income and cost approaches.

The standards state that fair value is an exit price, representing the amount that would be received to sell an asset, based on the highest and best use of the asset, or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for evaluating such assumptions, the standards establish a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value.  These tiers are: Level 1, defined as quoted prices in active markets for identified assets or liabilities; Level 2, defined as inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3, defined as unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions about what market participants would use in pricing the asset or liability.

At December 31, 2010 and 2009, our trading investments of $10.1 million and $9.4 million, respectively, were measured at fair value, using the market approach, and are considered Level 1 in the fair value hierarchy because the underlying assets are valued based on quoted prices in active markets for those investments.  Trading investments are classified in other assets in our Consolidated Balance Sheets and measured on a recurring basis.  At December 31, 2009, our assets held for sale of $3.2 million were measured at fair value, using the market approach, and were considered Level 2 assets in the fair value hierarchy because the values were based on recent selling prices for similar pieces of equipment.

11.	Commitments and Contingencies

As of December 31, 2010, we had approximately $16.1 million of obligations remaining under operating lease arrangements related to terminal facilities.  Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2010, are approximately $16.1 million, with payment streams as follows (in millions): 2011 - $7.3; 2012 - $4.9; 2013 - $2.0; 2014 - $1.0; 2015 - $0.4 and 2016 and thereafter - $0.5.

Total rent expense was $21.8 million in 2010, $19.4 million in 2009, and $19.6 million in 2008.

At December 31, 2010, we had outstanding commitments to acquire approximately $406 million of revenue equipment and facilities in 2011.  This amount is net of approximately $40 million of expected sales proceeds from equipment dispositions, based on trade-in values agreed to with third parties.

During 2010, we issued financial standby letters of credit as a guarantee of our performance under certain operating agreements and self-insurance arrangements.  If we default on our commitments under the agreements or other arrangements, we are required to perform under these guarantees.  The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $10.7 million.

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

We previously owned a 37% equity interest in a logistics joint venture called Transplace, Inc. (TPI).  We routinely entered into transactions with TPI regarding the movement of freight.  We advanced $7.7 million to TPI in the form of a note receivable during a previous year.  The carrying value of this asset was subsequently reduced to zero as a result of our equity in loss of TPI operations.  In December 2009, all of the assets and operations of TPI were sold to an unrelated third party.  Proceeds from the sale were used to repay the note holders.  We received $5.6 million as repayment of our outstanding note.  These transactions generated a $3.3 million pretax gain that was recorded in the equity in operations of affiliated company in our Consolidated Statements of Earnings in 2009.

We had no significant transactions with TPI during 2010.  Revenues earned from TPI for providing transportation services were $13.7 million and $22.5 million for the years ended December 31, 2009 and 2008, respectively.  Accounts receivable from TPI, which are included in our trade accounts receivable, were $1.8 million at December 31, 2009.

13.	Segment Information

We have four reportable business segments - Intermodal (JBI), Dedicated Contract Services (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS) - which are based primarily on the services each segment provides.  The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations.  DCS segment business includes company-owned and customers-owned, DCS operated revenue equipment and employee drivers assigned to a specific customer, traffic lane or service.  DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates.  JBT business includes full-load dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail.  ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with JBHT-owned equipment.  ICS services include flatbed, refrigerated and LTL, as well as a variety of dry-van and intermodal solutions.  All transactions between reporting segments are eliminated in consolidation.

Our customers are geographically dispersed across the United States.  A summary of certain segment information as of December 31 is presented below (in millions):

	Assets (1) December 31
	2010	2009	2008
JBI	$1,042	$918	$793
DCS	433	454	399
JBT	245	282	380
ICS	36	30	24
Other (includes corporate)	206	173	197
Total	$1,962	$1,857	$1,793

	Revenues Years ended December 31
	2010	2009	2008
JBI	$2,141	$1,764	$1,952
DCS	907	757	927
JBT	479	447	676
ICS	291	259	209
Total segment revenues	3,818	3,227	3,764
Intersegment eliminations	(25)	(24)	(32)
Total	$3,793	$3,203	$3,732

	Operating Income (Loss) Years ended December 31
	2010	2009	2008
JBI (2)	$237	$183	$254
DCS(2)	83	63	92
JBT(2)	19	(11)	1
ICS	9	13	11
Total	$348	$248	$358

	Depreciation and Amortization Expense Years ended December 31
	2010	2009	2008
JBI	$77	$64	$57
DCS	68	63	69
JBT	42	51	65
Other	10	11	11
Total	$197	$189	$202

(1)	Business segment assets exclude the net impact of intercompany transactions and accounts.
(2)	Includes pretax charges to write down the value of certain assets held for sale as follows: $6.6 million for JBI in 2009, $3.7 million for DCS in 2009 and $3.9 million for JBT in 2008.

14.	Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2010 and 2009 are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2010:
Operating revenues	$844,673	$942,776	$986,024	$1,020,012
Operating income	$67,440	$91,347	$91,490	$97,348
Net earnings	$37,482	$52,113	$52,169	$57,853
Basic earnings per share	$0.29	$0.41	$0.42	$0.47
Diluted earnings per share	$0.29	$0.40	$0.41	$0.46

2009:
Operating revenues	$722,835	$769,784	$833,749	$876,953
Operating income	$56,990	$47,091	$70,954	$72,936
Net earnings	$30,758	$24,049	$39,963	$41,665
Basic earnings per share	$0.24	$0.19	$0.31	$0.33
Diluted earnings per share	$0.24	$0.19	$0.31	$0.32