Form 10-Q
period 2011-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2011-04-29
CIK 728535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer   X    Accelerated filer          Non-accelerated filer         Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes                 No   X

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2011 was 120,233,567.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q
For The Quarterly Period Ended March 31, 2011

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Operating revenues, excluding fuel surcharge revenues	$831,600	$736,826
Fuel surcharge revenues	169,180	107,847
Total operating revenues	1,000,780	844,673

Operating expenses:
Rents and purchased transportation	453,705	374,769
Salaries, wages and employee benefits	232,027	208,295
Fuel and fuel taxes	108,975	80,377
Depreciation and amortization	51,357	48,012
Operating supplies and expenses	36,648	36,042
Insurance and claims	9,847	11,551
General and administrative expenses, net of asset dispositions	6,880	6,659
Operating taxes and licenses	6,648	6,534
Communication and utilities	4,870	4,994
Total operating expenses	910,957	777,233
Operating income	89,823	67,440
Net interest expense	8,434	6,494
Earnings before income taxes	81,389	60,946
Income taxes	31,294	23,464
Net earnings	$50,095	$37,482

Weighted average basic shares outstanding	120,980	127,282

Basic earnings per share	$0.41	$0.29

Weighted average diluted shares outstanding	123,966	130,397

Diluted earnings per share	$0.40	$0.29

Dividends declared per common share	$0.13	$0.12

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,393	$7,651
Trade accounts receivable, net	402,922	351,187
Prepaid expenses and other	67,252	103,807
Total current assets	475,567	462,645
Property and equipment, at cost	2,402,559	2,338,336
Less accumulated depreciation	857,434	858,852
Net property and equipment	1,545,125	1,479,484
Other assets	19,680	19,531
	$2,040,372	$1,961,660

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$49,000	$200,000
Trade accounts payable	249,730	192,103
Claims accruals	33,545	32,641
Accrued payroll	47,931	57,149
Other accrued expenses	29,194	19,191
Deferred income taxes	15,577	8,865
Total current liabilities	424,977	509,949

Long-term debt	649,249	454,207
Other long-term liabilities	40,423	39,480
Deferred income taxes	366,457	385,003
Stockholders' equity	559,266	573,021
	$2,040,372	$1,961,660

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$50,095	$37,482
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51,357	48,012
Share-based compensation	5,504	5,193
Gain on sale of revenue equipment and other	(4,364)	(2,200)
Provision/(benefit) for deferred income taxes	(11,834)	11,517
Changes in operating assets and liabilities:
Trade accounts receivable	(51,735)	(31,321)
Income tax payable	40,679	10,367
Other assets	13,265	1,147
Trade accounts payable	58,754	(10,285)
Claims accruals	904	4,480
Accrued payroll and other accrued expenses	(16,042)	12,283
Net cash provided by operating activities	136,583	86,675

Cash flows from investing activities:
Additions to property and equipment	(132,911)	(69,607)
Net proceeds from sale of equipment	20,565	21,934
Change in other assets	(12)	(68)
Net cash used in investing activities	(112,358)	(47,741)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	200,000	0
Payments on long-term debt	(200,000)	0
Proceeds from revolving lines of credit and other	208,470	235,423
Payments on revolving lines of credit and other	(165,600)	(260,400)
Purchase of treasury stock	(55,354)	0
Stock option exercises and other	1,048	393
Tax benefit on stock options exercised	705	865
Dividends paid	(15,752)	(15,271)
Net cash used in financing activities	(26,483)	(38,990)
Net change in cash and cash equivalents	(2,258)	(56)
Cash and cash equivalents at beginning of period	7,651	7,843
Cash and cash equivalents at end of period	$5,393	$7,787

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,200	$12,213
Income taxes	$1,453	$718

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements.  While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2011, or any other interim period.  Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted share units or stock options exercised or converted their holdings into common stock.  The dilutive effect of restricted share units and stock options was 3.0 million shares during the first quarter 2011, compared to 3.1 million shares during the first quarter 2010.

3.       Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2011	2010
Restricted share units:
Pretax compensation expense	$5,228	$4,868
Tax benefit	2,010	1,874
Restricted share unit expense, net of tax	$3,218	$2,994
Stock options:
Pretax compensation expense	$276	$324
Tax benefit	106	125
Stock option expense, net of tax	$170	$199

As of March 31, 2011, we had $44.9 million and $3.5 million of total unrecognized compensation expense related to restricted share units and nonstatutory stock options, respectively, which is expected to be recognized over the remaining weighted-average period of 3.0 years for restricted share units and 1.5 years for stock options.

4.       Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	March 31, 2011	December 31, 2010
Revolving line of credit	$49.0	$5.0
Term loan	200.0	--
Senior notes, net of unamortized discount	449.2	649.2
Less current portion of long-term debt	(49.0)	(200.0)
Total long-term debt	$649.2	$454.2

Revolving Line of Credit

At March 31, 2011, we were authorized to borrow up to $350 million under a revolving line of credit, which is supported by a credit agreement with a group of banks and expires in March 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of total borrowings and our credit rating.  At March 31, 2011, we had $49.0 million outstanding at an average interest rate of 1.5% under this agreement.

Term Loan

On March 28, 2011, we entered into a three year, unsecured $200 million variable rate term loan agreement, which matures March 29, 2014.  Proceeds were used for existing indebtedness payments and general working capital purposes.  We are required to make an installment payment of $50 million in March 2013, with the remaining $150 million payable at maturity.  The applicable interest rate on the Base Rate loans is the greater of the Federal Funds Rate plus 1/2 of 1% or the Prime Rate in effect on the day of the loan.  The applicable interest rate on the Eurodollar Rate loans is based on LIBOR plus an applicable margin and other fees.  At March 31, 2011, we had $200 million outstanding under this variable rate term loan facility at an interest rate of 1.41%.

Senior Notes

Our senior notes consist of three separate issuances.  The first is $200 million of 5.31% senior notes, which matured and were paid on March 29, 2011.  The second is $200 million of 6.08% senior notes, which mature in July 2014.  For this second issuance, principal payments in the amount of $50.0 million are due in July 2012 and 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.

The third is $250 million of 3.375% senior notes, which were issued in September 2010.  The notes mature September 2015, with interest payments due semiannually in March and September of each year.  We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2011.

5.       Capital Stock

On April 28, 2010, our Board of Directors authorized the purchase of $500 million of our common stock.  We have purchased 8.5 million shares for approximately $306 million.  At March 31, 2011, we had $194 million remaining under this authorization.  On February 3, 2011, our Board of Directors declared a regular quarterly dividend of $0.13 per common share, which was paid on February 25, 2011, to stockholders of record on February 15, 2011.  On April 28, 2011, our Board of Directors declared a regular quarterly dividend of $0.13 per common share, which will be paid on May 27, 2011, to stockholders of record on May 13, 2011.

6.       Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

At March 31, 2011, we had $10.5 million of trading investments measured at fair value, based on quoted market prices (Level 1).  Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets and are measured on a recurring basis.

The carrying amounts and estimated fair values, based on their net present value, discounted at our current borrowing rate, of our long-term debt at March 31, 2011, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Revolving line of credit	$49.0	$49.0
Term loan	$200.0	$200.0
Senior notes	$449.2	$465.7

The carrying amounts of all other instruments at March 31, 2011, approximate their fair value due to the short maturity of these instruments.

7.       Income Taxes

Our effective income tax rate was 38.5% for the three months ended March 31, 2011 and 2010.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

At March 31, 2011, we had a total of $17.5 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $11.4 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $3.2 million at March 31, 2011.

8.       Legal Proceedings

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

9.       Business Segments

We reported four distinct business segments during the three months ended March 31, 2011 and 2010.  These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS).  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2010.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of March 31,
	2011	2010

JBI	$1,127	$950
DCS	473	460
JBT	244	287
ICS	37	29
Other (includes corporate)	159	163
Total	$2,040	$1,889

	Operating Revenues For The Three Months Ended March 31,
	2011	2010

JBI	$577	$469
DCS	238	208
JBT	119	113
ICS	75	61
Subtotal	1,009	851
Inter-segment eliminations	(8)	(6)
Total	$1,001	$845

	Operating Income (Loss) For The Three Months Ended March 31,
	2011	2010

JBI	$62.6	$47.5
DCS	18.6	18.4
JBT	5.8	0.6
ICS	2.6	1.1
Other (includes corporate)	0.2	(0.2)
Total	$89.8	$67.4

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2011	2010

JBI	$21.2	$17.9
DCS	17.8	16.4
JBT	9.4	10.9
ICS	0.1	0.1
Other (includes corporate)	2.9	2.7
Total	$51.4	$48.0

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2010, as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities.  Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our Truck and Intermodal segments.  You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2010, for additional information on risk factors and other events that are not within our control.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation, delivery and logistics companies in North America.  We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada and Mexico.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  In addition, we offer services that generally are not provided by common truckload or intermodal carriers, including specialized equipment, on-site management, final-mile and home delivery services.  Our local and home delivery services typically are provided through the use of a network of cross dock service centers throughout the continental United States.  We also utilize a network of thousands of reliable third-party carriers to provide comprehensive transportation and logistics services.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30.  The operation of each of our four business segments is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2010.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K).  The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes.  We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.  In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2010, contains a summary of our critical accounting policies.  There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues			Operating Income (Loss)
	2011	2010	% Change	2011	2010
JBI	$577	$469	23%	$62.6	$47.5
DCS	238	208	15	18.6	18.4
JBT	119	113	6	5.8	0.6
ICS	75	61	22	2.6	1.1
Other (includes corporate)	-	-	-	0.2	(0.2)
Subtotal	1,009	851	19%	89.8	67.4
Inter-segment eliminations	(8)	(6)	-	-	-
Total	$1,001	$845	18%	$89.8	$67.4

Our total consolidated operating revenues increased to $1 billion for the first quarter 2011, an 18% increase from $845 million in the first quarter 2010.  The increase in operating revenues was primarily attributable to higher volumes in our JBI, DCS and ICS segments, as well as revenue growth in our JBT segment.  Higher fuel prices resulted in fuel surcharge (FSC) revenues of $169.2 million during the current quarter, compared with $107.8 million in 2010.  If FSC revenues were excluded from both periods, first quarter 2011 revenue increased 13% from 2010.

JBI segment revenue increased 23%, to $577 million during the first quarter 2011, compared with $469 million in 2010.  This increase in segment revenue was primarily a result of a 15% increase in load volume over the prior year.  Load volume in our eastern network increased 28% over the prior year.  Additionally, transcontinental growth has maintained a steady 10% growth pace.  Pricing results for the current quarter reflected a 4% increase in base price over the prior year.  Operating income of the JBI segment increased to $62.6 million in the first quarter 2011, from $47.5 million in 2010, primarily due to the volume and revenue growth.  In addition, dray operations showed improvement in productivity and safety, which helped increase operating income.

DCS segment revenue increased 15%, to $238 million in the first quarter 2011, from $208 million in 2010.  Excluding fuel surcharges, revenue increased 10%, compared to the first quarter 2010.  This increase was primarily attributable to new contracts and growth in existing accounts as well as a slight increase in productivity.  Operating income of our DCS segment increased to $18.6 million in 2011, from $18.4 million in 2010.  This increase in operating income was primarily due to the increased demand and new business, partially offset by a customer bankruptcy.

JBT segment revenue totaled $119 million for the first quarter 2011, an increase of 6% from $113 million in the first quarter 2010.  Excluding FSC, segment revenue increased 1.2%.  This increase in revenue was primarily a result of increased rates per loaded mile and longer length of haul.  Our JBT segment operating income increased to $5.8 million in 2011, compared with $0.6 million during first quarter 2010.  This increase in operating income was partly the result of increased industry demand, offset by higher fuel prices.

ICS segment revenue grew 22%, to $75 million in the first quarter 2011, from $61 million in 2010, which was primarily attributable to an 11% increase in load volume and a change in freight mix to more transactional shipments, which allowed faster pricing adjustments in response to market fluctuations.  Operating income of our ICS segment increased to $2.6 million, from $1.1 million in 2010, due to increases in load volume and higher priced business.  ICS gross profit (gross revenue less purchased transportation expense) increased 22% to $11 million.  Gross profit margin declined slightly to 14.7% in the current quarter from 14.8% in the first quarter 2010 due to increased rates paid to carriers from tighter supply and increased fuel costs.  Our ICS carrier base increased 14% and our end of period employee count remained relatively flat compared to first quarter 2010.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2011	2010	2011 vs. 2010
Total operating revenues	100.0%	100.0%	18.5%
Operating expenses:
Rents and purchased transportation	45.3	44.4	21.1
Salaries, wages and employee benefits	23.2	24.7	11.4
Fuel and fuel taxes	10.9	9.5	35.6
Depreciation and amortization	5.1	5.7	7.0
Operating supplies and expenses	3.7	4.3	1.7
Insurance and claims	1.0	1.4	(14.8)
General and administrative expenses, net of asset dispositions	0.7	0.6	3.3
Operating taxes and licenses	0.6	0.8	1.7
Communication and utilities	0.5	0.6	(2.5)
Total operating expenses	91.0	92.0	17.2
Operating income	9.0	8.0	33.2
Net interest expense	0.9	0.8	29.9
Earnings before income taxes	8.1	7.2	33.5
Income taxes	3.1	2.8	33.4
Net earnings	5.0%	4.4%	33.7%

Total operating expenses increased 17.2%, while operating revenues increased 18.5%, during the first quarter 2011, from the comparable period 2010.  Operating income increased to $89.8 million during the first quarter 2011, from $67.4 million in 2010.

Rents and purchased transportation costs increased 21.1% in 2011.  This increase was primarily the result of the increase in load volume which increased services from third-party rail and truck carriers, as well as higher price of fuel, since fuel costs of third-party carriers are included in purchased transportation expense.

Salaries, wages and employee benefit costs increased 11.4% in 2011 compared with 2010.  This increase was primarily related to increases in driver and other labor pay due to increased business demand.  Additionally, we previously reactivated and increased certain compensation and benefit programs, which has contributed to the increase over the prior year.

Fuel costs increased 35.6% in 2011, compared with 2010 due to a significant increase in the cost of fuel, as well as an increase in freight volume.  It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 7.0% in 2011 primarily due to additions to our JBI segment container and chassis fleet to support additional business demand.  Insurance and claims expense decreased 14.8% in 2011 compared with 2010, primarily due to reduced accident severity.

General and administrative expenses increased 3.3% for the current quarter from the comparable period in 2010, primarily as a result of increases in bad debt due to a customer bankruptcy, facility expenses and contributions, partly offset by increased net gains from asset sales.  Net gains from sale of revenue equipment were $4.4 million in 2011, compared with $2.2 million in 2010.

Net interest expense increased in 2011, primarily due to increased debt levels, partially offset by lower interest rates.  Total debt increased to $698.2 million at March 31, 2011, from $541.0 million at March 31, 2010.

Our effective income tax rate was 38.5% in 2011 and 2010.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $137 million during the first three months of 2011, compared with $87 million for the same period 2010.  Operating cash flows increased primarily due to increased earnings and a decrease in cash flows related to payroll accruals, due to timing of payments.  This increase was offset by an increase in cash flows related to trade accounts payable and income tax payable, due to timing of payments.  Net cash used in investing activities totaled $112 million in 2011, compared with $48 million in 2010.  The increase related to current year equipment additions associated with growth in the JBI container and chassis fleet as well as truck and tractor trades.  Net cash used in financing activities decreased to $26 million in 2011, compared to $39 million in 2010, primarily as a result of lower payments on outstanding debt during the current quarter, offset by our purchase of treasury stock.

Debt and Liquidity Data

	March 31, 2011		December 31, 2010		March 31, 2010
Working capital ratio	1.1	2	0.9	1	0.8	7
Current portion of long-term debt (millions)	$49.	0	$200.	0	$200.	0
Total debt (millions)	$698.	2	$654.	2	$541.	0
Total debt to equity	1.2	5	1.1	4	0.8	0
Total debt as a percentage of total capital	56%		53%		45%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  The following table summarizes our expected obligations and commitments as of March 31, 2011 (in millions):
	Total	One Year Or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$15.1	$6.7	$6.3	$1.5	$0.6
Debt obligations	699.0	49.0	300.0	350.0	0
Interest payments on debt (1)	77.9	24.0	39.4	14.5	0
Commitments to acquire revenue equipment and facilities	301.7	301.7	0	0	0
Total	$1,093.7	$381.4	$345.7	$366.0	$0.6

(1)       Interest payments on debt are based on the debt balance and applicable rate at March 31, 2011.

Our net capital expenditures were approximately $112 million during the first three months of 2011, compared with $48 million for the same period 2010.  Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets, including those recorded in “Other Assets” in our Condensed Consolidated Balance Sheets that are necessary to contribute to and support the future growth of our various business segments.  Capital expenditures in 2011 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment.  We are currently committed to spend approximately $300 million during the remainder of 2011, net of $24 million of expected sales proceeds from equipment dispositions.  We expect to spend in the range of $410 million and $440 million for net capital expenditures during calendar year 2011.  The table above excludes $20.7 million of potential liabilities for uncertain tax positions which are recorded on our Condensed Consolidated Balance Sheets.  However, we are unable to reasonably estimate the ultimate timing of any settlements.  Operating leases, related to facility lease obligations, were our only off-balance sheet arrangements as of March 31, 2011.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2010, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

•
Our business is subject to general economic and business factors, any of which could have a material adverse effect on our results of operations.  Economic trends and tightening of credit in financial markets could adversely affect our ability, and the ability of our suppliers, to obtain financing for operations and capital expenditures.

•	We depend on third parties in the operation of our business.

•	Rapid changes in fuel costs could impact our periodic financial results.

•	Insurance and claims expenses could significantly reduce our earnings.

•	We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $698.2 million of debt outstanding at March 31, 2011, including our revolving line of credit, term loan and senior notes issuances.  Our senior notes have fixed interest rates of 3.375% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  Our revolving line of credit and term loan have variable interest rates, which are based on the prime rate, LIBOR, or the Federal Funds Rate depending upon the specific type of borrowing, plus any applicable margins.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  Our earnings would be affected by changes in these short-term variable interest rates.  At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $2.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2011.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of March 31, 2011, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases.  As of March 31, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2011, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first three months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of our common stock during the three months ended March 31, 2011:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
January 1 through January 31, 2011	-	$-	-	$249
February 1 through February 28, 2011	894,100	41.41	894,100	212
March 1 through March 31, 2011	443,278	41.36	443,278	194
Total	1,337,378	$41.39	1,337,378	$194

(1)      On April 28, 2010 our Board of Directors authorized the purchase of up to $500 million of our common stock.  During the current quarter we used approximately $55 million of our share repurchase authorization to purchase 1.3 million shares of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29th day of April, 2011.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

By:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration, Chief Financial Officer

By:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller,
Chief Accounting Officer