Form 10-Q
period 2011-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2011-07-29
CIK 728535

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes   X            No____

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

            Yes                 No   X

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2011 was 120,202,602.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q
For The Quarterly Period Ended June 30, 2011

Part I.    Financial Information
ITEM 1.   FINANCIAL STATEMENTS
J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Operating revenues, excluding fuel surcharge revenues	$924,689	$812,033	$1,756,289	$1,548,859
Fuel surcharge revenues	225,166	130,743	394,346	238,590
Total operating revenues	1,149,855	942,776	2,150,635	1,787,449

Operating expenses:
Rents and purchased transportation	536,688	419,461	990,392	794,230
Salaries, wages and employee benefits	255,462	228,204	487,489	436,499
Fuel and fuel taxes	120,276	84,542	229,251	164,919
Depreciation and amortization	52,551	49,148	103,908	97,160
Operating supplies and expenses	40,977	38,565	77,625	74,608
Insurance and claims	11,642	11,649	21,489	23,200
General and administrative expenses, net of asset dispositions	7,515	8,824	14,396	15,481
Operating taxes and licenses	6,883	6,707	13,531	13,241
Communication and utilities	4,418	4,329	9,288	9,324
Total operating expenses	1,036,412	851,429	1,947,369	1,628,662
Operating income	113,443	91,347	203,266	158,787
Net interest expense	6,706	6,611	15,141	13,105
Earnings before income taxes	106,737	84,736	188,125	145,682
Income taxes	41,041	32,623	72,334	56,088
Net earnings	$65,696	$52,113	$115,791	$89,594

Weighted average basic shares outstanding	120,237	125,686	120,607	126,480

Basic earnings per share	$0.55	$0.41	$0.96	$0.71

Weighted average diluted shares outstanding	123,285	128,920	123,623	129,654

Diluted earnings per share	$0.53	$0.40	$0.94	$0.69

Dividends declared per common share	$0.13	$0.12	$0.26	$0.24

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,149	$7,651
Trade accounts receivable, net	440,755	351,187
Prepaid expenses and other	56,247	103,807
Total current assets	508,151	462,645
Property and equipment, at cost	2,479,869	2,338,336
Less accumulated depreciation	886,619	858,852
Net property and equipment	1,593,250	1,479,484
Other assets	19,460	19,531
Total assets	$2,120,861	$1,961,660

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,000	$200,000
Trade accounts payable	270,961	192,103
Claims accruals	36,847	32,641
Accrued payroll	66,100	57,149
Other accrued expenses	34,864	19,191
Deferred income taxes	22,362	8,865
Total current liabilities	446,134	509,949

Long-term debt	649,292	454,207
Other long-term liabilities	42,542	39,480
Deferred income taxes	384,554	385,003
Stockholders' equity	598,339	573,021
Total liabilities and stockholders' equity	$2,120,861	$1,961,660

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$115,791	$89,594
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	103,908	97,160
Share-based compensation	12,633	10,786
Gain on sale of revenue equipment and other	(6,129)	(3,032)
Impairment on assets held for sale	-	180
Provision for deferred income taxes	13,049	4,218
Changes in operating assets and liabilities:
Trade accounts receivable	(89,568)	(53,330)
Income tax payable	41,756	8,492
Other assets	24,270	19,295
Trade accounts payable	81,055	9,314
Claims accruals	4,205	6,591
Accrued payroll and other accrued expenses	6,703	19,562
Net cash provided by operating activities	307,673	208,830

Cash flows from investing activities:
Additions to property and equipment	(240,354)	(130,768)
Net proceeds from sale of equipment	29,391	26,823
Changes in other assets	86	(52)
Net cash used in investing activities	(210,877)	(103,997)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	200,000	-
Payments on long-term debt	(200,000)	-
Proceeds from revolving lines of credit and other	412,208	712,300
Payments on revolving lines of credit and other	(402,400)	(662,529)
Purchase of treasury stock	(85,331)	(131,808)
Stock option exercises and other	4,915	2,977
Tax benefit on stock options exercised	8,703	4,351
Dividends paid	(31,393)	(30,253)
Net cash used in financing activities	(93,298)	(104,962)
Net change in cash and cash equivalents	3,498	(129)
Cash and cash equivalents at beginning of period	7,651	7,843
Cash and cash equivalents at end of period	$11,149	$7,714

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,775	$13,092
Income taxes	$8,126	$38,820

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements.  While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2011, or any other interim period.  Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement.  The guidance clarifies certain existing requirements and changes certain principles to achieve convergence between U.S. GAAP and IFRS.  ASU 2011-04 also expands the disclosures for fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05).  ASU 2011-05 amends guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate, but consecutive, statements.  The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011.

We are currently evaluating both updates but don’t expect a significant impact on our financial statements.

2.    Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options or unvested restricted share units exercised or converted their holdings into common stock.  The dilutive effect of restricted share units and stock options was 3.0 million shares during the three and six months ended June 30, 2011, compared to 3.2 million shares for the three and six months ended June 30, 2010.

3.    Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Restricted share units:
Pretax compensation expense	$6,706	$4,943	$11,933	$9,811
Tax benefit	2,578	1,903	4,589	3,777
Restricted share unit expense, net of tax	$4,128	$3,040	$7,344	$6,034
Stock options:
Pretax compensation expense	$424	$651	$700	$975
Tax benefit	163	251	269	375
Stock option expense, net of tax	$261	$400	$431	$600

As of June 30, 2011, we had $40.0 million and $3.5 million of total unrecognized compensation expense related to restricted share units and nonstatutory stock options, respectively, which is expected to be recognized over the remaining weighted-average period of 3.0 years for restricted share units and 1.3 years for stock options.  During the six months ended June 30, 2011, we issued 24,496 shares for vested restricted share units and 758,922 shares as a result of stock option exercises.

4.    Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	June 30, 2011	December 31, 2010
Revolving line of credit	$15.0	$5.0
Term loan	200.0	--
Senior notes, net of unamortized discount	449.3	649.2
Less current portion of long-term debt	(15.0)	(200.0)
Total long-term debt	$649.3	$454.2

Revolving Line of Credit

At June 30, 2011, we were authorized to borrow up to $350 million under a revolving line of credit, which is supported by a credit agreement with a group of banks and expires in March 2012.  The applicable interest rate under this agreement is based on either the prime rate or LIBOR, depending upon the specific type of borrowing, plus a margin based on the level of total borrowings and our credit rating.  At June 30, 2011, we had $15.0 million outstanding at an average interest rate of 0.7% under this agreement.  We are currently in the process of renewing our revolving line of credit agreement.

Term Loan

On March 28, 2011, we entered into a three year, unsecured $200 million variable rate term loan agreement, which matures March 29, 2014.  Proceeds were used for existing indebtedness payments and general working capital purposes.  We are required to make an installment payment of $50 million in March 2013, with the remaining $150 million payable at maturity.  The applicable interest rate on the Base Rate loans is the greater of the Federal Funds Rate plus 1/2 of 1% or the Prime Rate in effect on the day of the loan.  The applicable interest rate on the Eurodollar Rate loans is based on LIBOR plus an applicable margin and other fees.  At June 30, 2011, we had $200 million outstanding under this variable rate term loan facility at an interest rate of 1.35%.

Senior Notes

       Our $200 million of 5.31% senior notes matured and were paid on March 29, 2011.  At June 30, 2011, our senior notes consist of two separate issuances.  The first is $200 million of 6.08% senior notes, which mature in July 2014.  Principal payments in the amount of $50.0 million are due in July 2012 and 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.  The second is $250 million of 3.375% senior notes, which were issued in September 2010.  The notes mature September 2015, with interest payments due semiannually in March and September of each year.  We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2011.

5.    Capital Stock

On April 28, 2010, our Board of Directors authorized the purchase of $500 million of our common stock.  We have purchased 9.2 million shares for approximately $336 million, with $164 million remaining under this authorization at June 30, 2011.  On April 28, 2011, our Board of Directors declared a regular quarterly dividend of $0.13 per common share, which was paid on May 27, 2011, to stockholders of record on May 13, 2011.  On July 21, 2011, our Board of Directors declared a regular quarterly dividend of $0.13 per common share, which will be paid on August 12, 2011, to stockholders of record on July 29, 2011.

6.    Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

At June 30, 2011, we had $10.6 million of trading investments measured at fair value, based on quoted market prices (Level 1).  Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets and are measured on a recurring basis.

The carrying amounts and estimated fair values, based on their net present value, discounted at our current borrowing rate, of our long-term debt at June 30, 2011, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Revolving line of credit	$15.0	$15.0
Term loan	$200.0	$200.0
Senior notes	$449.3	$476.4

The carrying amounts of all other instruments at June 30, 2011, approximate their fair value due to the short maturity of these instruments.

7.    Income Taxes

Our effective income tax rate was 38.5% for the three and six month periods ended June 30, 2011 and June 30, 2010.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

At June 30, 2011, we had a total of $17.8 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $11.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $3.5 million at June 30, 2011.

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

9.    Business Segments

We reported four distinct business segments during the three and six months ended June 30, 2011 and 2010.  These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS).  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2010.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of June 30,
	2011	2010
JBI	$1,193	$994
DCS	490	453
JBT	246	272
ICS	43	34
Other (includes corporate)	149	148
Total	$2,121	$1,901

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
JBI	$676	$526	$1,253	$994
DCS	264	229	503	437
JBT	130	125	249	237
ICS	89	70	164	131
Subtotal	1,159	950	2,169	1,799
Inter-segment eliminations	(9)	(7)	(18)	(12)
Total	$1,150	$943	$2,151	$1,787

	Operating Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
JBI	$76.5	$59.5	$139.2	$107.0
DCS	27.4	22.3	46.0	40.7
JBT	6.9	7.2	12.8	7.8
ICS	2.6	2.2	5.2	3.3
Other (includes corporate)	-	0.1	0.1	-
Total	$113.4	$91.3	$203.3	$158.8

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
JBI	$22.1	$18.5	$43.3	$36.5
DCS	18.4	17.0	36.2	33.4
JBT	9.3	10.8	18.7	21.8
ICS	0.1	0.1	0.1	0.1
Other (includes corporate)	2.7	2.7	5.6	5.4
Total	$52.6	$49.1	$103.9	$97.2

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

GENERAL

 We are one of the largest surface transportation, delivery and logistics companies in North America.  We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada and Mexico.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  In addition, we offer services that generally are not provided by common truckload or intermodal carriers, including specialized equipment, on-site management, final-mile and home delivery services.  Our local and home delivery services typically are provided through the use of a network of cross dock service centers throughout the continental United States.  We also utilize a network of thousands of reliable third-party carriers to provide comprehensive transportation and logistics services.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30.  The operations of each of our four business segments is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues			Operating Income
	2011	2010	% Change	2011	2010
JBI	$676	$526	29%	$76.5	$59.5
DCS	264	229	16	27.4	22.3
JBT	130	125	4	6.9	7.2
ICS	89	70	27	2.6	2.2
Other (includes corporate)	-	-	-	-	0.1
Subtotal	1,159	950	22%	113.4	91.3
Inter-segment eliminations	(9)	(7)	-	-	-
Total	$1,150	$943	22%	$113.4	$91.3

Our total consolidated operating revenues increased to $1,150 million for the second quarter 2011, a 22% increase from the $943 million in the second quarter 2010.  Higher fuel prices resulted in fuel surcharge revenues of $225.2 million during the current quarter, compared with $130.7 million in 2010.  If fuel surcharge (FSC) revenues were excluded from both periods, the increase of 2011 revenue from 2010 was 14%.

JBI segment revenue increased 29%, to $676 million during the second quarter 2011, compared with $526 million in 2010.  This increase in segment revenue was primarily a result of an 18% increase in load volume over the prior year.  Load volume in our eastern network increased 32% over the prior year, while transcontinental loads grew by 12%.  Current quarter pricing, excluding fuel surcharges, increased 4.4% over the prior year quarter.  Operating income of the JBI segment increased to $76.5 million in the second quarter 2011, from $59.5 million in 2010, primarily due to the volume growth and price increases.

DCS segment revenue increased 16%, to $264 million in 2011, from $229 million in 2010.  Excluding fuel surcharges, revenue increased 9% compared to the second quarter 2010, primarily due to increased truck count and an approximate 2% increase in productivity, which is defined as revenue per truck per week.  The increase in truck counts related to both new contracts and a significant increase in demand at existing accounts.  Operating income of our DCS segment increased to $27.4 million in 2011, from $22.3 million in 2010.  The increase in operating income was due to improved cost controls and increased truck count and productivity.

JBT segment revenue totaled $130 million for the second quarter 2011, an increase of 4% from the $125 million in the second quarter 2010.  Excluding fuel surcharges, segment revenue decreased 2%, with a 9% reduction in tractors year-over-year.  Rates per mile, excluding fuel surcharges, gained 6.7% overall, while length of haul declined 1.7%.  Rates from consistent shippers improved year-over-year by 4.7%.  Our JBT segment operating income was $6.9 million, compared to $7.2 million in the second quarter 2010.  This decrease in operating income was the result of higher fuel costs, net of fuel surcharges, as well as increases in driver compensation related to a shortage in the supply of drivers, and higher insurance and claims costs.

ICS segment revenue grew 27%, to $89 million in the second quarter 2011, from $70 million in the second quarter 2010, due to an 11% increase in load volume, higher pricing in the contractual and transactional business and an increase in the cost of fuel.  Operating income of our ICS segment increased to $2.6 million, from $2.2 million in 2010 primarily due to increased revenues.  Gross profit (gross revenue less purchased transportation expense) increased 12% to $11 million, while our gross profit margin decreased to 12.3% in the current quarter vs. 13.9% in the second quarter 2010, due to higher fuel prices and increased transportation costs.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2011	2010	2011 vs. 2010
Total operating revenues	100.0%	100.0%	22.	0%
Operating expenses:
Rents and purchased transportation	46.7	44.5	27.	9
Salaries, wages and employee benefits	22.2	24.2	11.	9
Fuel and fuel taxes	10.5	9.0	42.	3
Depreciation and amortization	4.6	5.2	6.	9
Operating supplies and expenses	3.6	4.1	6.	3
Insurance and claims	1.0	1.2	(0.	1)
General and administrative expenses, net of asset dispositions	0.5	0.9	(14.	8)
Operating taxes and licenses	0.6	0.7	2.	6
Communication and utilities	0.4	0.5	2.	1
Total operating expenses	90.1	90.3	21.	7
Operating income	9.9	9.7	24.	2
Interest expense, net	0.6	0.7	1.	4
Earnings before income taxes	9.3	9.0	26.	0
Income taxes	3.6	3.5	25.	8
Net earnings	5.7%	5.5%	26.	1%

Total operating expenses increased 21.7%, while operating revenues increased 22.0%, during the second quarter 2011, from the comparable period 2010.  Operating income increased to $113.4 million during the second quarter 2011, from $91.3 million in 2010.

Rents and purchased transportation costs increased 27.9% in 2011.  This increase was the result of higher rates and the higher price of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense, as well as an increase in load volume which increased services from these third-party rail and truck carriers.

Salaries, wages and employee benefit costs increased 11.9% in 2011 compared with 2010.  This increase was primarily related to increases in driver and other labor pay due to increased business demand and the increase in final mile delivery service business compared to a year ago.  Additionally, we previously reactivated and increased certain compensation and benefit programs, which contributed to the increase over the prior year.

Fuel costs increased 42.3% in 2011, compared with 2010 due to an increase in the cost of fuel, as well as an increase in freight volume.  It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 6.9% in 2011 primarily due to additions to our container and chassis fleet to support additional business demand and partially due to growth and equipment trades in tractors and trucks.  Operating supplies and expenses increased 6.3% due to toll and tire expenses related to increased activity and increased miles.  Insurance and claims expense decreased slightly in 2011 compared with 2010, primarily due to reduced accident severity.

General and administrative expenses decreased 14.8% for the current quarter from the comparable period in 2010.  This decrease was primarily the result of an increase in gains from asset dispositions.  Net gains from sale of revenue equipment were $1.8 million in 2011, compared with $0.7 million in 2010.

Net interest expense increased 1.4% in 2011, primarily due to an increase in debt levels, partly offset by lower interest rates.  Total debt increased to $664.3 million at June 30, 2011, from $617.1 million at June 30, 2010.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues			Operating Income
	2011	2010	% Change	2011	2010
JBI	$1,253	$994	26%	$139.2	$107.0
DCS	503	437	15	46.0	40.7
JBT	249	237	5	12.8	7.8
ICS	164	131	25	5.2	3.3
Other (includes corporate)	-	-	-	0.1	-
Subtotal	2,169	1,799	20%	203.3	158.8
Inter-segment eliminations	(18)	(12)	-	-	-
Total	$2,151	$1,787	20%	$203.3	$158.8

Our total consolidated operating revenues increased to $2,151 million for the first six months 2011, a 20% increase from the $1,787 million for the comparable period 2010.  Higher fuel prices resulted in fuel surcharge revenues of $394.3 million during the first six months 2011, compared with $238.6 million in 2010.  If fuel surcharge revenues were excluded from both periods, the increase of 2011 revenue from 2010 was 13%.

JBI segment revenue increased 26%, to $1,253 million during the first six months 2011, compared with $994 million in 2010.  This increase in revenue was primarily a result of increased load volume in both our eastern and transcontinental networks.  In addition, pricing, excluding fuel surcharges, increased approximately 4% over the prior year.  Excluding fuel surcharge, revenues increased 18% over the comparable prior year period.  Operating income of the JBI segment increased to $139.2 million in the first six months 2011, from $107.0 million in 2010, primarily due to the volume and pricing increases over the prior year.

DCS segment revenue increased 15%, to $503 million in 2011, from $437 million in 2010.  This revenue increase was primarily attributable to new contracts and growth in existing accounts as well as increases in productivity.  Operating income of our DCS segment increased to $46.0 million in 2011, from $40.7 million in 2010.  The increase in operating income was primarily related to improved cost controls and increases in truck count and productivity.

JBT segment revenue totaled $249 million for the first six months 2011, an increase of 5% from $237 million in the same period in 2010.  Excluding fuel surcharges, revenue for the first six months 2011 was flat compared to the same period 2010, on a 9% reduction in tractors year-over-year.  Our JBT segment operating income increased to $12.8 million during the first six months 2011, from $7.8 million in 2010.  The increase in operating income was the result of continued efforts in network refinement and fleet reduction which allowed for effective cost control measures and better tractor utilization over prior year.  The reduction in operating expenses was slightly offset by an increase in claims costs during the second quarter.

ICS segment revenue grew 25%, to $164 million in 2011, from $131 million in 2010, due to an 11% increase in loads.  The increase also related to higher pricing in our contractual and transactional business and an increase in the cost of fuel.  Operating income of our ICS segment increased to $5.2 million, from $3.3 million in 2010, primarily due to increased revenues.  ICS gross profit (gross revenue less purchased transportation expense) increased 17% to $22 million.  Gross profit margin declined slightly to 13.4% for the first six months 2011 from 14.3% for the comparable period 2010 due to increased rates paid to carriers from tighter supply and increased fuel costs.  Our ICS employee count increased 16% during the first six months 2011, compared with 2010, and our third-party carrier base increased 14% over 2010.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2011	2010	2011 vs. 2010
Total operating revenues	100.0%	100.0%	20.	3%
Operating expenses:
Rents and purchased transportation	46.1	44.4	24.	7
Salaries, wages and employee benefits	22.7	24.4	11.	7
Fuel and fuel taxes	10.7	9.2	39.	0
Depreciation and amortization	4.8	5.4	6.	9
Operating supplies and expenses	3.6	4.2	4.	0
Insurance and claims	1.0	1.3	(7.	4)
General and administrative expenses, net of asset dispositions	0.6	1.0	(7.	0)
Operating taxes and licenses	0.6	0.7	2.	2
Communication and utilities	0.4	0.5	(0.	4)
Total operating expenses	90.5	91.1	19.	6
Operating income	9.5	8.9	28.	0
Interest expense, net	0.8	0.7	15.	5
Earnings before income taxes	8.7	8.2	29.	1
Income taxes	3.3	3.2	29.	0
Net earnings	5.4%	5.0%	29.	2%

Total operating expenses increased 19.6%, while operating revenues increased 20.3%, during the first six months 2011, from the comparable period of 2010.  Operating income increased to $203.3 million during the first six months 2011, from $158.8 million in 2010.

Rents and purchased transportation costs increased 24.7% in 2011.  This increase was primarily the result of the increase in load volume which increased services from third-party rail and truck carriers, as well as higher price of fuel, since fuel costs of third-party carriers are included in purchased transportation expense.

Salaries, wages and employee benefit costs increased 11.7% in 2011 from 2010.  This increase was primarily related to increases in driver and other labor pay due to increased business demand.  Additionally, we previously reactivated and increased certain compensation and benefit programs, which contributed to the increase over the prior year.

Fuel costs increased 39.0% in 2011, compared with 2010 due to a significant increase in the cost of fuel, as well as an increase in freight volume.

Depreciation and amortization expense increased 6.9% in 2011 primarily due to additions to our container and chassis fleet to support additional business demand and partially due to growth and equipment trades in tractors and trucks.  Insurance and claims expense decreased 7.4% in 2011 compared with 2010, primarily due to reduced accident severity.

General and administrative expenses decreased 7.0% from the comparable period in 2010, primarily as a result of an increase in gains from asset dispositions, which was partially offset by an increase in bad debt partly due to a customer bankruptcy.  Net gains from sale of revenue equipment were $6.1 million in 2011, compared with $2.9 million in 2010.

Net interest expense increased 15.5% in 2011, primarily due to increased debt levels, partially offset by lower interest rates.  Total debt increased to $664 million at June 30, 2011, from $617 million at June 30, 2010.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $308 million during the first six months of 2011, compared with $209 million for the same period 2010.  Operating cash flows increased primarily due to increased earnings.  In addition, the timing of payments related to trade accounts payable and income tax payable resulted in a net increase in cash flows from operations for 2011.  These increases were partially offset by a decrease in cash flows related to trade receivables, due to timing of receipts.  Net cash used in investing activities totaled $211 million in 2011, compared with $104 million in 2010.  The increase related to current year equipment additions associated with growth in the JBI container and chassis fleet as well as truck and tractor trades.  Net cash used in financing activities decreased to $93 million in 2011, compared to $105 million in 2010, primarily as a result of fewer purchases of treasury stock.

Debt and Liquidity Data

	June 30, 2011		December 31, 2010		June 30, 2010
Working capital ratio	1.1	4	0.9	1	0.8	0
Current portion of long-term debt (millions)	$15.	0	$200.	0	$200.	0
Total debt (millions)	$664.	3	$654.	2	$617.	1
Total debt to equity	1.1	1	1.1	4	1.0	8
Total debt as a percentage of total capital	53%		53%		52%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  We are currently in the process of renewing our revolving line of credit agreement.  The following table summarizes our expected obligations and commitments as of June 30, 2011 (in millions):

	Total	One Year Or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$16.6	$7.0	$6.8	$2.2	$0.6
Debt obligations	665.0	15.0	300.0	350.0	-
Interest payments on debt (1)	71.1	23.2	37.0	10.9	-
Commitments to acquire revenue equipment and facilities	279.7	279.7	-	-	-
Total	$1,032.4	$324.9	$343.8	$363.1	$0.6

(1)       Interest payments on debt are based on the debt balance and applicable rate at June 30, 2011.

Our net capital expenditures were approximately $211 million during the first six months of 2011, compared with $104 million for the same period 2010.  Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments.  Capital expenditures in 2011 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment.  We are currently committed to spend approximately $260 million during the remainder of 2011, net of $17 million of expected sales proceeds from equipment dispositions.  We expect to spend in the range of $450 million and $480 million for net capital expenditures during calendar year 2011.  The table above excludes $21.3 million of potential liabilities for uncertain tax positions, as we are unable to reasonably estimate the ultimate timing of any settlements.  Operating leases, related to facility lease obligations, were our only off-balance sheet arrangements as of June 30, 2011.

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

Recent Accounting Pronouncements

See Item 1 “Financial Statements—Note 1 to Condensed Consolidated Financial Statements—Recent Accounting Pronouncements.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $664.3 million of debt outstanding at June 30, 2011, including our revolving line of credit, term loan and senior notes issuances.  Our senior notes have fixed interest rates of 3.375% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  Our revolving line of credit and term loan have variable interest rates, which are based on the prime rate, LIBOR, or the Federal Funds Rate depending upon the specific type of borrowing, plus any applicable margins.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  Our earnings would be affected by changes in these short-term variable interest rates.  At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $2.2 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended June 30, 2011.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of June 30, 2011, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases.  As of June 30, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2011, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first six months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2011:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
April 1 through April 30, 2011	-	$-	-	$194
May 1 through May 31, 2011	47,220	44.92	47,220	192
June 1 through June 30, 2011	628,103	44.35	628,103	164
Total	675,323	$44.64	675,323	$164

(1)      On April 28, 2010 our Board of Directors authorized the purchase of up to $500 million of our common stock.  During the current quarter we used approximately $30 million of our share repurchase authorization to purchase 675 thousand shares of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29th day of July, 2011.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

By:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration and Chief Financial Officer

By:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller and
Chief Accounting Officer