Form 10-Q
period 2011-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2011-10-28
CIK 728535

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

            Yes                 No   X

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2011 was 116,730,528.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q
For The Quarterly Period Ended September 30, 2011

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues, excluding fuel surcharge revenues	$947,381	$854,836	$2,703,670	$2,403,695
Fuel surcharge revenues	223,889	131,188	618,235	369,778
Total operating revenues	1,171,270	986,024	3,321,905	2,773,473

Operating expenses:
Rents and purchased transportation	552,509	446,721	1,542,901	1,240,951
Salaries, wages and employee benefits	255,982	237,353	743,470	673,852
Fuel and fuel taxes	117,779	84,592	347,030	249,511
Depreciation and amortization	54,404	49,808	158,312	146,968
Operating supplies and expenses	43,164	39,905	120,789	114,512
Insurance and claims	11,042	11,543	32,531	34,743
General and administrative expenses, net of asset dispositions	6,114	13,147	20,511	28,628
Operating taxes and licenses	7,095	6,790	20,626	20,032
Communication and utilities	4,501	4,675	13,789	13,999
Total operating expenses	1,052,590	894,534	2,999,959	2,523,196
Operating income	118,680	91,490	321,946	250,277
Net interest expense	7,145	6,662	22,286	19,767
Earnings before income taxes	111,535	84,828	299,660	230,510
Income taxes	42,885	32,659	115,219	88,746
Net earnings	$68,650	$52,169	$184,441	$141,764

Weighted average basic shares outstanding	118,627	123,390	119,940	125,439

Basic earnings per share	$0.58	$0.42	$1.54	$1.13

Weighted average diluted shares outstanding	121,126	126,404	122,784	128,559

Diluted earnings per share	$0.57	$0.41	$1.50	$1.10

Dividends declared per common share	$0.13	$0.12	$0.39	$0.36

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,747	$7,651
Trade accounts receivable, net	424,634	351,187
Prepaid expenses and other	45,009	103,807
Total current assets	477,390	462,645
Property and equipment, at cost	2,567,669	2,338,336
Less accumulated depreciation	911,285	858,852
Net property and equipment	1,656,384	1,479,484
Other assets	28,882	19,531
Total assets	$2,162,656	$1,961,660

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$50,000	$200,000
Trade accounts payable	275,673	192,103
Claims accruals	37,660	32,641
Accrued payroll	68,356	57,149
Other accrued expenses	33,164	19,191
Deferred income taxes	22,362	8,865
Total current liabilities	487,215	509,949

Long-term debt	718,034	454,207
Other long-term liabilities	46,293	39,480
Deferred income taxes	413,483	385,003
Stockholders' equity	497,631	573,021
Total liabilities and stockholders' equity	$2,162,656	$1,961,660

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$184,441	$141,764
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	158,312	146,968
Share-based compensation	17,838	14,981
Gain on sale of revenue equipment and other	(10,008)	(3,250)
Impairment on assets held for sale	-	180
Provision for deferred income taxes	41,977	3,397
Changes in operating assets and liabilities:
Trade accounts receivable	(73,447)	(60,782)
Other assets	31,930	24,678
Trade accounts payable	82,673	31,049
Income taxes payable or receivable	44,388	8,125
Claims accruals	5,018	9,257
Accrued payroll and other accrued expenses	5,087	13,870
Net cash provided by operating activities	488,209	330,237

Cash flows from investing activities:
Additions to property and equipment	(365,923)	(175,156)
Net proceeds from sale of equipment	41,657	29,796
Changes in other assets	350	(49)
Net cash used in investing activities	(323,916)	(145,409)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	200,000	249,164
Payments on long-term debt	(200,000)	-
Proceeds from revolving lines of credit and other	736,644	1,051,238
Payments on revolving lines of credit and other	(623,172)	(1,218,374)
Purchase of treasury stock	(246,406)	(175,250)
Stock option exercises and other	2,318	5,299
Tax benefit on stock options exercised	13,470	8,917
Dividends paid	(47,051)	(45,105)
Net cash used in financing activities	(164,197)	(124,111)
Net change in cash and cash equivalents	96	60,717
Cash and cash equivalents at beginning of period	7,651	7,843
Cash and cash equivalents at end of period	$7,747	$68,560

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$30,039	$25,188
Income taxes	$14,010	$68,087

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

We are currently evaluating both updates, but do not expect a significant impact on our financial statements upon adoption of the updates.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of options or unvested restricted share units exercised or converted their holdings into common stock.  The dilutive effect of restricted share units and stock options was 2.5 million shares during the third quarter 2011, compared to 3.0 million shares during third quarter 2010.  During the nine months ended September 30, 2011 and 2010, the dilutive effect of restricted share units and stock options was 2.8 million shares and 3.1 million shares, respectively.

3.	Share-based Compensation

    The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restricted share units:
Pretax compensation expense	$4,781	$3,578	$16,715	$13,389
Tax benefit	1,839	1,378	6,427	5,155
Restricted share unit expense, net of tax	$2,942	$2,200	$10,288	$8,234
Stock options:
Pretax compensation expense	$424	$616	$1,123	$1,591
Tax benefit	163	237	432	612
Stock option expense, net of tax	$261	$379	$691	$979

As of September 30, 2011, we had $35.8 million and $3.5 million of total unrecognized compensation expense related to restricted share units and nonstatutory stock options, respectively, which is expected to be recognized over the remaining weighted-average period of 2.9 years for restricted share units and 1.0 year for stock options.  During the nine months ended September 30, 2011, we issued 475,576 shares for vested restricted share units and 896,533 shares as a result of stock option exercises, of which 451,080 shares for vested restricted share units and 137,611 shares resulting from stock option exercises were issued during the third quarter 2011.

4.	Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	September 30, 2011	December 31, 2010
Senior revolving line of credit	$118.7	$5.0
Senior term loan	200.0	-
Senior notes, net of unamortized discount	449.3	649.2
Less current portion of long-term debt	(50.0)	(200.0)
Total long-term debt	$718.0	$454.2

Senior Revolving Line of Credit

On August 12, 2011, we replaced our $350 million senior revolving credit facility dated March 29, 2007 with a new credit facility authorizing us to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks.  This new senior credit facility has a five year term expiring in August 2016, and allows us to request an increase in the total commitment by up to $250 million and to request a one year extension of the maturity date.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At September 30, 2011, we had $118.7 million outstanding at an average interest rate of 1.64% under this agreement.

Senior Term Loan

On March 28, 2011, we entered into a three year, unsecured $200 million variable rate senior term loan agreement, which matures in March 2014.  Proceeds were used for existing indebtedness payments and general working capital purposes.  We are required to make an installment payment of $50 million in March 2013, with the remaining $150 million payable at maturity.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At September 30, 2011, we had $200 million outstanding under this variable rate senior term loan facility at an interest rate of 1.47%.

Senior Notes

Our $200 million of 5.31% senior notes matured and were paid on March 29, 2011.  At September 30, 2011, our senior notes consist of two separate issuances.  The first is $200 million of 6.08% senior notes, which mature in July 2014.  Principal payments in the amount of $50 million are due in July 2012 and 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.  The second is $250 million of 3.375% senior notes, which mature September 2015, with interest payments due semiannually in March and September of each year.  We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2011.

5.	Capital Stock

On April 28, 2010, our Board of Directors authorized the purchase of $500 million of our common stock.  We have purchased 13.2 million shares for approximately $497 million, with $3 million remaining under this authorization at September 30, 2011.  On October 27, 2011, our Board of Directors authorized an additional purchase of up to $500 million of our common stock.  On July 21, 2011, our Board of Directors declared a regular quarterly dividend of $0.13 per common share, which was paid on August 12, 2011, to stockholders of record on July 29, 2011.  On October 27, 2011, our Board of Directors declared a regular quarterly dividend of $0.13 per common share, which will be paid on December 1, 2011, to stockholders of record on November 21, 2011.

6.	Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

At September 30, 2011, we had $10.9 million of trading investments measured at fair value, based on quoted market prices (Level 1).  Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets and are measured on a recurring basis.

The carrying amounts and estimated fair values, based on their net present value, discounted at our current borrowing rate, of our long-term debt at September 30, 2011, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Senior revolving line of credit	$118.7	$118.7
Senior term loan	$200.0	$200.0
Senior notes	$399.3	$468.4

The carrying amounts of all other instruments at September 30, 2011, approximate their fair value due to the short maturity of these instruments.

7.	Income Taxes

Our effective income tax rate was 38.5% for the three and nine month periods ended September 30, 2011 and 2010.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

At September 30, 2011, we had a total of $18.2 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet.  Of this amount, $11.8 million represented the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $3.5 million at September 30, 2011.

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

We reported four distinct business segments during the three and nine months ended September 30, 2011 and 2010.  These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS).  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2010.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of September 30,
	2011	2010
JBI	$1,228	$1,026
DCS	493	442
JBT	249	308
ICS	41	36
Other (includes corporate)	152	144
Total	$2,163	$1,956

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
JBI	$691	$559	$1,944	$1,553
DCS	269	232	771	669
JBT	127	124	376	361
ICS	93	77	257	208
Inter-segment eliminations	(9)	(6)	(26)	(18)
Total	$1,171	$986	$3,322	$2,773

	Operating Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
JBI	$78.4	$60.3	$217.6	$167.3
DCS	29.7	22.1	75.7	62.8
JBT	6.8	6.5	19.6	14.3
ICS	3.8	2.7	9.0	6.0
Other (includes corporate)	-	(0.1)	-	(0.1)
Total	$118.7	$91.5	$321.9	$250.3

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
JBI	$23.4	$19.8	$66.7	$56.3
DCS	18.9	17.1	55.2	50.5
JBT	9.4	10.1	28.1	31.9
ICS	0.1	0.1	0.2	0.2
Other (includes corporate)	2.6	2.7	8.1	8.1
Total	$54.4	$49.8	$158.3	$147.0

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2011	2010	2011	2010
JBI	$691	$559	$78.4	$60.3
DCS	269	232	29.7	22.1
JBT	127	124	6.8	6.5
ICS	93	77	3.8	2.7
Other (includes corporate)	-	-	-	(0.1)
Subtotal	1,180	992	118.7	91.5
Inter-segment eliminations	(9)	(6)	-	-
Total	$1,171	$986	$118.7	$91.5

Our total consolidated operating revenues increased to $1.2 billion for the third quarter 2011, a 19% increase from the $986 million in the third quarter 2010.  Higher fuel prices resulted in fuel surcharge revenues of $223.9 million during the current quarter, compared with $131.2 million in 2010.  If fuel surcharge revenues were excluded from both periods, the increase in 2011 revenue from 2010 was 11%.

JBI segment revenue increased 24%, to $691 million during the third quarter 2011, compared with $559 million in 2010.  The increase in segment revenue was primarily due to a 15% increase in load volume, fuel surcharge increases, and a 4% increase in pricing, excluding fuel surcharges, over the prior year quarter.  Load volume in our eastern network increased 31% over the prior year, and our transcontinental loads grew by 8%.  Operating income of the JBI segment increased to $78.4 million in the third quarter 2011, from $60.3 million in 2010, primarily due to the volume growth and price increases.  A reduction in the number of empty repositioning moves, compared to the third quarter 2010, resulting from a later start to peak shipping season in 2011 and additional container capacity also contributed to the improvement in operating income.

DCS segment revenue increased 16%, to $269 million in 2011, from $232 million in 2010.  Excluding fuel surcharges, revenue increased 10% compared to the third quarter 2010.  The increase in revenue related to an increase in truck count as a result of new contracts awarded.  Operating income of our DCS segment increased to $29.7 million in 2011, from $22.1 million in 2010.  The increase in operating income was primarily due to improved cost controls, the transfer of assets to more profitable accounts, and the increase in revenue.

JBT segment revenue totaled $127 million for the third quarter 2011, an increase of 2% from the $124 million in the third quarter 2010.  Excluding fuel surcharges, segment revenue decreased 5%, on a 7% reduction in tractors year-over-year.  Utilization, which is defined as miles per truck per work day, increased 1% and rates per mile, excluding fuel surcharges, increased 2.4%, compared to third quarter 2010.  Rates from consistent shippers improved year-over-year by 3%.  Our JBT segment operating income was $6.8 million, compared to $6.5 million in the third quarter 2010.  This increase in operating income was primarily due to improvements in safety and accident costs and gains on equipment trades, partly offset by increases in driver wages and higher fuel costs, net of fuel surcharges.

ICS segment revenue grew 21%, to $93 million in the third quarter 2011, from $77 million in the third quarter 2010, primarily due to a 14% increase in load volume, higher pricing in our transactional business and an increase in the price of fuel.  Operating income of our ICS segment increased to $3.8 million, from $2.7 million in 2010 primarily due to increased revenues, lower overhead costs, and operating leverage gained from a more experienced workforce.  Gross profit (gross revenue less purchased transportation expense) increased 14% to $12.6 million from third quarter 2010.  Gross profit margin decreased to 13.5% in the current quarter from 14.3% in the third quarter 2010, due to higher fuel prices and increased transportation costs.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2011	2010	2011 vs. 2010
Total operating revenues	100.0%	100.0%	18.8%
Operating expenses:
Rents and purchased transportation	47.2	45.3	23.7
Salaries, wages and employee benefits	21.9	24.1	7.8
Fuel and fuel taxes	10.1	8.6	39.2
Depreciation and amortization	4.6	5.1	9.2
Operating supplies and expenses	3.7	4.0	8.2
Insurance and claims	0.9	1.2	(4.3)
General and administrative expenses, net of asset dispositions	0.5	1.2	(53.5)
Operating taxes and licenses	0.6	0.7	4.5
Communication and utilities	0.4	0.5	(3.7)
Total operating expenses	89.9	90.7	17.7
Operating income	10.1	9.3	29.7
Interest expense, net	0.6	0.7	7.3
Earnings before income taxes	9.5	8.6	31.5
Income taxes	3.6	3.3	31.3
Net earnings	5.9%	5.3%	31.6

Total operating expenses increased 17.7%, while operating revenues increased 18.8%, during the third quarter 2011, from the comparable period 2010.  Operating income increased to $118.7 million during the third quarter 2011, from $91.5 million in 2010.

Rents and purchased transportation costs increased 23.7% in 2011 compared with 2010.  This increase was the result of higher rates and the higher price of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense, as well as an increase in load volume which increased services from these third-party rail and truck carriers.

Salaries, wages and employee benefit costs increased 7.8% in 2011 compared with 2010.  This increase was related to increases in driver and other labor pay due to increased business demand compared to a year ago.  Additionally, we increased certain compensation and benefit programs, which contributed to the increase over the prior year.

Fuel costs increased 39.2% in 2011, compared with 2010 due to an increase in the cost of fuel, as well as an increase in freight volume.  It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 9.2% in 2011 due to additions to our container and chassis fleet to support additional business demand and partially due to growth and equipment trades in tractors and trucks.  Operating supplies and expenses increased 8.2% due to toll and tire expenses related to increased activity and increased miles.  Insurance and claims expense decreased 4.3% in 2011 compared with 2010, primarily due to reduced accident severity.

General and administrative expenses decreased 53.5% for the current quarter from the comparable period in 2010, primarily due to decreased charitable contributions and an increase in gains from asset dispositions.  Net gains from sale of revenue equipment were $3.9 million in 2011, compared with $0.2 million in 2010.

Net interest expense increased 7.3% in 2011, primarily due to an increase in debt levels, partially offset by lower interest rates.  Total debt increased to approximately $768 million at September 30, 2011, from $649 million at September 30, 2010.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2011	2010	2011	2010
JBI	$1,944	$1,553	$217.6	$167.3
DCS	771	669	75.7	62.8
JBT	376	361	19.6	14.3
ICS	257	208	9.0	6.0
Other (includes corporate)	-	-	-	(0.1)
Subtotal	3,348	2,791	321.9	250.3
Inter-segment eliminations	(26)	(18)	-	-
Total	$3,322	$2,773	$321.9	$250.3

Our total consolidated operating revenues increased to $3.3 billion for the first nine months 2011, a 20% increase from the $2.8 billion for the comparable period 2010.  Higher fuel prices resulted in fuel surcharge revenues of $618.2 million during the first nine months 2011, compared with $369.8 million in 2010.  If fuel surcharge revenues were excluded from both periods, the increase of 2011 revenue from 2010 was 12%.

JBI segment revenue increased 25%, to $1.9 billion during the first nine months 2011, compared with $1.6 billion in 2010.  This increase in revenue was primarily a result of increased load volume in both our eastern and transcontinental networks.  In addition, pricing, excluding fuel surcharges, increased approximately 4% over the prior year.  Excluding fuel surcharge, revenues increased 17% over the comparable prior year period.  Operating income of the JBI segment increased to $217.6 million in the first nine months 2011, from $167.3 million in 2010, primarily due to the volume and pricing increases over the prior year.

DCS segment revenue increased 15%, to $771 million in 2011, from $669 million in 2010.  This revenue increase was primarily attributable to new contracts and growth in existing accounts.  Operating income of our DCS segment increased to $75.7 million in 2011, from $62.8 million in 2010.  The increase in operating income was primarily related to improved cost controls and increases in revenue.

JBT segment revenue totaled $376 million for the first nine months 2011, an increase of 4% from $361 million in the same period in 2010.  Excluding fuel surcharges, segment revenue decreased 2% on a 7% reduction in tractors year-over-year.  Our JBT segment operating income was $19.6 million during the first nine months 2011, compared to $14.3 million in 2010.  The increase in operating income was primarily the result of higher pricing as well as gains on equipment trades, resulting from our efforts in network refinement and fleet reduction.  This continued focus on network refinement has allowed for effective cost control measures and better tractor utilization, the benefits of which were partially offset by higher fuel costs, net of fuel surcharges, and increases in driver compensation during the first nine months of 2011.

ICS segment revenue grew 24%, to $257 million in 2011, from $208 million in 2010.  The increase was attributable to a 12% increase in load volume, higher customer pricing and an increase in the price of fuel.  Operating income of our ICS segment increased to $9.0 million, from $6.0 million in 2010, primarily due to increased revenues, lower overhead costs, and operating leverage gained from a more experienced workforce.  Gross profit margin declined to 13.4% for the first nine months 2011 from 14.3% for the comparable period 2010 due to increased rates paid to carriers resulting from tighter supply and increased fuel costs.  Our period end third-party carrier base increased 13%, and our ICS employee count increased 12% when compared to September 30, 2010.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2011	2010	2011 vs. 2010
Total operating revenues	100.0%	100.0%	19.8%
Operating expenses:
Rents and purchased transportation	46.4	44.7	24.3
Salaries, wages and employee benefits	22.4	24.3	10.3
Fuel and fuel taxes	10.4	9.0	39.1
Depreciation and amortization	4.8	5.3	7.7
Operating supplies and expenses	3.6	4.1	5.5
Insurance and claims	1.0	1.3	(6.4)
General and administrative expenses, net of asset dispositions	0.7	1.1	(28.4)
Operating taxes and licenses	0.6	0.7	3.0
Communication and utilities	0.4	0.5	(1.5)
Total operating expenses	90.3	91.0	18.9
Operating income	9.7	9.0	28.6
Interest expense, net	0.7	0.7	12.7
Earnings before income taxes	9.0	8.3	30.0
Income taxes	3.4	3.2	29.8
Net earnings	5.6%	5.1%	30.1

Total operating expenses increased 18.9%, while operating revenues increased 19.8%, during the first nine months 2011, from the comparable period of 2010.  Operating income increased to $321.9 million during the first nine months 2011, from $250.3 million in 2010.

Rents and purchased transportation costs increased 24.3% in 2011.  This increase was the result of higher rates and the higher price of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense, as well as an increase in load volume which increased services from these third-party rail and truck carriers.

Salaries, wages and employee benefit costs increased 10.3% in 2011 from 2010.  This increase was primarily related to increases in driver and other labor pay due to increased business demand.  Additionally, we previously reactivated and increased certain compensation and benefit programs, which contributed to the increase over the prior year.

Fuel costs increased 39.1% in 2011, compared with 2010 due to an increase in the cost of fuel, as well as an increase in freight volume.

Depreciation and amortization expense increased 7.7% in 2011, primarily due to additions to our container and chassis fleet to support additional business demand.  Operating supplies and expenses increased 5.5% due to toll and tire expenses related to increased activity and increased miles.  Insurance and claims expense decreased 6.4% in 2011 compared with 2010, primarily due to reduced accident severity.

General and administrative expenses decreased 28.4% from the comparable period in 2010, primarily as a result of a decrease in charitable contributions and an increase in gains from asset dispositions, partially offset by an increase in bad debt expense due to a customer bankruptcy.  Net gains from sale of revenue equipment were $10.0 million in 2011, compared with $3.1 million in 2010.

Net interest expense increased 12.7% in 2011, primarily due to an increase in debt levels, partially offset by lower interest rates.  Total debt increased to $768 million at September 30, 2011, from $649 million at September 30, 2010.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $488 million during the first nine months of 2011, compared with $330 million for the same period 2010.  Operating cash flows increased in 2011, primarily due to increased earnings, the timing of payments related to trade accounts payable and income taxes payable, and the collection of income taxes receivable.  These increases were partially offset by a decrease in cash flows related to trade receivables, due to timing of receipts.  Net cash used in investing activities totaled $324 million in 2011, compared with $145 million in 2010.  The increase related to current year equipment additions associated with growth in the container and chassis fleet, as well as truck and tractor growth and trades.  Net cash used in financing activities increased to $164 million in 2011, compared to $124 million in 2010, primarily as a result of stock repurchases during the first nine months of 2011.

Debt and Liquidity Data
	September 30, 2011	December 31, 2010	September 30, 2010
Working capital ratio	0.98	0.91	0.93
Current portion of long-term debt (millions)	$50.0	$200.0	$200.0
Total debt (millions)	$768.0	$654.2	$649.2
Total debt to equity	1.54	1.14	1.09
Total debt as a percentage of total capital	61%	53%	52%

Liquidity

Our need for capital has typically resulted from the acquisition of intermodal containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances.  We have also periodically utilized capital and operating leases for revenue equipment.

We believe our liquid assets, cash generated from operations and various financing arrangements will provide sufficient funds for our operating and capital requirements for the foreseeable future.  The following table summarizes our expected obligations and commitments as of September 30, 2011 (in millions):

	Total	One Year or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$16.8	$7.3	$6.8	$2.2	$0.5
Debt obligations	768.7	50.0	350.0	368.7	-
Interest payments on debt (1)	75.3	24.8	38.6	11.9	-
Commitments to acquire revenue equipment and facilities	150.8	150.8	-	-	-
Total	$1,011.6	$232.9	$395.4	$382.8	$0.5

(1)       Interest payments on debt are based on the debt balance and applicable rate at September 30, 2011.

Our net capital expenditures were approximately $324 million during the first nine months of 2011, compared with $145 million for the same period 2010.  Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments.  Capital expenditures in 2011 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment.  We are currently committed to spend approximately $130 million during the remainder of 2011, net of $8 million of expected sales proceeds from equipment dispositions.  We expect to spend in the range of $440 million and $470 million for net capital expenditures during calendar year 2011.  The table above excludes $21.7 million of potential liabilities for uncertain tax positions, as we are unable to reasonably estimate the ultimate timing of any settlements.  Operating leases, related to facility lease obligations, were our only off-balance sheet arrangements as of September 30, 2011.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2010, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

·
Our business is subject to general economic and business factors, any of which could have a material adverse effect on our results of operations.  Economic trends and tightening of credit in financial markets could adversely affect our ability, and the ability of our suppliers, to obtain financing for operations and capital expenditures.

·	We depend on third parties in the operation of our business.

·	Rapid changes in fuel costs could impact our periodic financial results.

·	Insurance and claims expenses could significantly reduce our earnings.

·	We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

·
We operate in a regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

·	Difficulty in attracting and retaining drivers, delivery personnel and third-party carriers could affect our profitability and ability to grow.

·	We operate in a competitive and highly fragmented industry. Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

·	Extreme or unusual weather conditions can disrupt our operations, impact freight volumes and increase our costs, all of which could have a material adverse effect on our business results.

·	Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

Recent Accounting Pronouncements

See Item 1 “Financial Statements—Note 1 to Condensed Consolidated Financial Statements—Recent Accounting Pronouncements.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $768 million of debt outstanding at September 30, 2011, including our senior revolving line of credit, senior term loan and senior notes issuances.  Our senior notes have fixed interest rates of 3.375% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  Our senior revolving line of credit and senior term loan have variable interest rates, which are based on the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  Our earnings would be affected by changes in these short-term variable interest rates.  At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.2 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and nine months ended September 30, 2011.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of September 30, 2011, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases.  As of September 30, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2011, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first nine months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended September 30, 2011:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (2) (in millions)
July 1 through July 31, 2011	494,993	$46.98	494,993	$141
August 1 through August 31, 2011	2,792,363	40.38	2,792,363	28
September 1 through September 30, 2011	695,324	36.05	695,324	3
Total	3,982,680	40.44	3,982,680	3

(1)
On April 28, 2010, our Board of Directors authorized the purchase of up to $500 million of our common stock.  We have purchased 13.2 million shares for approximately $497 million, with $3 million remaining under this authorization at September 30, 2011.

(2)	On October 27, 2011, our Board of Directors authorized an additional purchase of up to $500 million of our common stock.

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

3.2	Restated Bylaws of J. B. Hunt Transport Services, Inc. dated February 4, 2010 (incorporated by reference from Exhibit 3.0 of the Company’s Current Report on Form 8-K, filed February 10, 2010)

10.9	Senior Term Loan Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed March 29, 2011)

10.10	Credit Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed August 18, 2011)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 28th day of October, 2011.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

By:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration and Chief Financial Officer

By:	/s/ Donald G. Cope
Donald G. Cope
Senior Vice President, Controller and
Chief Accounting Officer