Form 10-K
period 2011-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2012-02-24
CIK 728535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2011	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.
(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

615 J.B. Hunt Corporate Drive	72745-0130
Lowell, Arkansas	(ZIP Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 479-820-0000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      X        No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes               No     X

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
Yes               No     X

The aggregate market value of 92,106,458 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2011, was $4.3 billion (based upon $47.09 per share).

As of February 14, 2012, the number of outstanding shares of the registrant’s common stock was 117,045,048.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Stockholders, to be held April 26, 2012, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2011

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	25
Item 11.	Executive Compensation	25
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 13.	Certain Relationships and Related Transactions, and Director Independence	25
Item 14.	Principal Accounting Fees and Services	26

	PART IV
Item 15.	Exhibits, Financial Statement Schedules	26
Signatures		27
Index to Consolidated Financial Information		29

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

PART I

ITEM 1.   BUSINESS

OVERVIEW

      We are one of the largest surface transportation, delivery and logistics companies in North America.  J.B. Hunt Transport Services, Inc. is a publicly held holding company that, together with our wholly owned subsidiaries, provides safe and reliable transportation and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada and Mexico.  Unless otherwise indicated by the context, “we,” “us,” “our” and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries.  We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983.  Our service offerings include transportation of full truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors.  We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers.  We also provide customized freight movement, revenue equipment, labor, systems and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts.  These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment and freight network design.  Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States.  Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL) and other specialized equipment, drivers and services.  Our customer base is extremely diverse and includes a large number of Fortune 500 companies.

We believe our ability to offer multiple services, utilizing our four business segments and a full complement of logistics services through third parties, represents a competitive advantage.  These segments include intermodal (JBI), Dedicated Contract Services® (DCS), full-load dry-van (JBT) and integrated capacity solutions (ICS).  Our business is somewhat seasonal, with slightly higher freight volumes typically experienced during August through early November.  Our DCS segment is subject to somewhat less seasonal variation than our other segments.  For the calendar year ended December 31, 2011, our consolidated revenue totaled $4.5 billion, after the elimination of intersegment business.  Of this total, 59% was generated by our JBI business segment, 23% by DCS, 11% by JBT and 7% by ICS.

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

OUR MISSION AND STRATEGY

We forge long-term partnerships with key customers that include supply-chain management as an integral part of their strategy.  Working in concert, we drive out cost, add value and function as an extension of our customers’ enterprise.  Our strategy is based on utilizing an integrated, multimodal approach to provide capacity-oriented solutions centered on delivering customer value and industry-leading service.  We believe our unique operating strategy can add value to customers and increase our profits and returns to stockholders.

RECENT FOCUS

We continually analyze where we believe additional capital should be invested and management resources should be focused to provide added benefits to our customers and leverage the services of our business segments.  These actions should, in turn, yield increasing returns to our stockholders.  Unacceptable returns in certain areas have recently caused us to reduce the size of certain business segments and expand others.

Examples of our recent actions include focus on growth of capacity associated with the JBI segment and our continued concentration on the development and operation of one of the largest nationwide, final-mile cross-dock networks supporting local commercial and home delivery activities within our DCS segment.  This network supports our goal to provide best-in-class services that increase delivery and replenishment service offerings to both residential and commercial locations.

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

JBI Segment

The transportation service offerings of our JBI segment utilize arrangements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada and Mexico.  Our JBI segment began operations in 1989 forming a unique partnership with what is now the BNSF Railway Company; this was a watershed event in the industry and the first agreement that linked major rail and truckload carriers in a joint marketing environment.  JBI draws on the intermodal services of rail carriers for the underlying linehaul movement of its equipment between rail ramps.  The origin and destination pickup and delivery services (“drayage”) are handled by our company-owned tractors for the majority of our intermodal loads, while utilizing third-party dray carriers where economical.  By performing our own drayage services, we are able to provide a cost-competitive, seamless coordination of the combined rail and dray movements for our customers.

JBI operates 54,506 pieces of company-controlled trailing equipment systemwide.  The fleet is primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality.  JBI also manages a fleet of 2,901 company-owned tractors and 3,504 company drivers who maintain our high service standards.  At December 31, 2011, the total JBI employee count was 3,893.  Revenue for the JBI segment in 2011 was $2.7 billion.

DCS Segment

DCS specializes in the design, development and execution of supply-chain solutions which support a variety of transportation networks.  Our designs are developed and customized to provide assigned equipment and labor, industry-leading service levels optimum efficiency, and cost-saving management.  DCS focuses on final-mile delivery, replenishment and specialized services supporting private fleet conversion, dedicated fleet creation and transportation system augmentation.  We have continued to expand our specialized service offerings in the final-mile delivery services with approximately 90 cross-dock locations to date.  Our operations are managed on site by transportation professionals who work in concert daily with customers and delivery specialists to ensure safe and cost-effective delivery.  Operations are governed by longer-term contracts that typically include fixed cost components and fuel surcharge programs on round-trip miles.

At December 31, 2011, this segment operated 4,571 company-owned trucks, 330 customer-owned trucks, and 17 independent contractor trucks.  The DCS segment employed 6,418 people at December 31, 2011.  DCS revenue for 2011 was $1.0 billion.

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

At December 31, 2011, the JBT segment operated 1,637 company-owned tractors and employed 2,135 people, 1,743 of whom were drivers.  At December 31, 2011, we had 948 independent contractors operating in the JBT segment, some of whom were leasing company-owned tractors.  JBT revenue for 2011 was $504 million.

ICS Segment

ICS provides non-asset, asset-light, and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment.  By leveraging the J.B. Hunt brand, systems and network, we provide a broader service offering to customers by providing flatbed, refrigerated, expedited and LTL, as well as a variety of dry-van and intermodal solutions.  ICS provides single-source logistics management for customers that desire to outsource their transportation functions and utilize our proven supply-chain technology and design expertise to improve efficiency.  ICS operates 11 remote sales offices or branches, as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2011, the ICS segment employed 384 people, with a carrier base of approximately 28,800.  ICS revenue for 2011 was $356 million.

Marketing and Operations

We transport, or arrange for the transportation of, a wide range of freight, including general merchandise, specialty consumer items, appliances, forest and paper products, food and beverages, building materials, soaps and cosmetics, automotive parts, electronics, and chemicals.  Our customer base is extremely diverse and includes a large number of Fortune 500 companies.  We provide a broad range of transportation services to larger shippers seeking to use a limited number of “core” carriers and those desiring a provider of complementary services as a way to meet all of their supply-chain needs.

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

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people.  As of December 31, 2011, we had 15,631 employees, which consisted of 10,511 company drivers, 3,982 office personnel and 1,138 maintenance technicians.  We also had arrangements with approximately 1,178 independent contractors to transport freight in our trailing equipment.  None of our employees is represented by unions or covered by collective bargaining agreements.

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

As of December 31, 2011, our company-owned tractor and truck fleet consisted of 9,109 units.  In addition, we had approximately 1,178 independent contractors who operate their own tractors but transport freight in our trailing equipment.  We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets.  Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified.  We believe that operating with relatively newer revenue equipment provides better customer service, attracts quality drivers and lowers maintenance expense.  At December 31, 2011, the average age of our combined tractor fleet was 2.8 years, our containers averaged 4.4 years of age and our trailers averaged 9.4 years.  We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

Effective with model-year 2010 engines, the EPA has mandated lower emission standards for newly manufactured heavy-duty tractors.  The 2010 EPA-compliant engines are expected to have no decrease in miles per gallon and a slight increase in operating costs due to more stringent maintenance procedures compared with prior engine standards due to Exhaust Gas Recirculation (EGR) technology, which achieves lower emissions.

Competition and the Industry

The freight transportation markets in which we operate are frequently referred to as highly fragmented and competitive.  Our JBI segment competes with other intermodal marketing companies, other full-load carriers that utilize railroads for a portion of the transportation service, and, to a certain extent, some railroads directly.  Considering the diversified nature of the services provided by our DCS segment, competition ranges from large diversified carriers to local transportation and delivery service providers.  The full-load freight competition of our JBT segment includes thousands of carriers, many of which are very small.  While we compete with a number of smaller carriers on a regional basis, only a limited number of companies represent competition in all markets across the country.  Our ICS segment utilizes the fragmented nature of the truck industry and competes with other non-asset-based logistics companies and freight brokers, as well as full-load carriers.

We compete with other transportation service companies primarily in terms of price, on-time pickup and delivery service, revenue equipment quality and availability of carriers for logistics services.

Regulation

Our operations as a for-hire motor carrier are subject to regulation by the U.S. Department of Transportation (DOT) and the Federal Motor Carrier Safety Administration (FMCSA), and certain business is also subject to state rules and regulations.  The DOT periodically conducts reviews and audits to ensure our compliance with federal safety requirements, and we report certain accident and other information to the DOT.  Our operations into and out of Canada and Mexico are subject to regulation by those countries.

In December 2010, the FMCSA began reporting to the public through its website specific carrier safety ranking statistics for more than 500,000 transportation companies in connection with its Compliance Safety Accountability (CSA) program.  The CSA reporting process tracks and reports data on specific carriers, including moving violations, out-of-service events and on-the-road inspections.  CSA also accumulates information about commercial drivers; however, individual driver information is only available to carriers and others that subscribe to a reporting service.  Our current CSA scores meet or exceed the FMCSA’s requirements for acceptable performance.  As this CSA carrier and driver information continues to become more readily available to shippers, consignees, brokers, carriers and other parties, it is expected that certain carriers and drivers will exit the transportation industry.

On February 1, 2011, the FMCSA published a Notice of Proposed Rulemaking to require currently logging drivers to complete their logs using an Electronic On-Board Recorder (EOBR) and accepted comments from the public.  This proposal is ongoing.

In December 2011, the FMCSA amended the hours-of-service (HOS) safety requirements for commercial truck drivers.  Some provisions of the HOS Final Rule become effective February 27, 2012; others July 1, 2013.  FMCSA’s Final Rule will have a negative impact on productivity.  We are currently evaluating the impact of the Final Rule on various segments of our operations to determine more specific productivity and safety implications.

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

Our business is subject to general economic and business factors, any of which could have a material adverse effect on our results of operations.  Economic trends and the tightening of credit in financial markets could adversely affect our ability, and the ability of our customers and suppliers, to obtain financing for operations and capital expenditures.

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

Our ICS business segment utilizes third-party carriers.  These third parties are subject to similar regulation requirements noted previously, which may have a more significant impact on their operations, causing them to exit the transportation industry.  Aside from periodic use of our trailing equipment to fulfill certain loads, we do not own the revenue equipment or control the drivers delivering the loads.  The inability to obtain reliable third-party carriers could have a material adverse effect on our operating results and business growth.

Rapid changes in fuel costs could impact our periodic financial results.

Fuel costs can be very volatile.  We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs.  Most of these programs automatically adjust weekly depending on the cost of fuel.  However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers.  In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers.  Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability.  As of December 31, 2011, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings.  If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected.  We have renewed our policies for 2012 with substantially the same terms as our 2011 policies for personal injury, workers’ compensation, cargo and property damage.  We have significantly reduced the self-insured portion of our workers’ compensation claims exposure and are fully insured for substantially all claims incurred since 2010.  We purchase insurance coverage for the amounts above which we are self-insured.  If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2011, our top 10 customers, based on revenue, accounted for approximately 32% of our revenue.  Our JBI, JBT and ICS segments typically do not have long-term contracts with their customers.  While our DCS segment business may involve a written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels.  A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

Significant changes in hours-of-service regulations and other motor carrier safety regulations could negatively impact our operations due to lower driver productivity or increased capital expenditures for monitoring and recordkeeping equipment.  In December 2011, the FMCSA amended the hours-of-service (HOS) safety requirements for commercial truck drivers.  Some provisions of the HOS Final Rule become effective February 27, 2012; others July 1, 2013.  FMCSA’s Final Rule will have a negative impact on productivity.   We continue to monitor the impact of new and proposed standards on acquisition and operating costs.

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

We compete with many other transportation service providers of varying sizes and, to a lesser extent, with LTL carriers and railroads, some of which have more equipment and greater capital resources than we do.  Additionally, some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or to maintain our profit margins.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our corporate headquarters are in Lowell, Arkansas.  We occupy a number of buildings in Lowell that we utilize for administrative support, customer service, freight dispatch, and data processing and warehousing.  We maintain a backup data center for disaster recovery, maintenance shop and driver operations facility in Lowell.  We also own or lease approximately 40 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel and employ personnel to support operations.  These facilities vary from one acre to 35 acres in size.  Each of our business segments utilizes these facilities for various services, including bulk fueling, maintenance and driver support activities.  In addition, we have approximately 90 leased facilities in our cross-dock and delivery system network and 11 leased remote sales offices or branches used in our ICS segment.  Excluded from the following table are leases for small offices and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

		Maintenance Shop/
		Cross-dock Facility	Office Space
Type	Acreage	(square feet)	(square feet)
Maintenance and support facilities	432	762,000	210,000
Cross-dock and delivery system facilities	--	1,094,000	53,000
Corporate headquarters, Lowell, Arkansas	59	--	262,000
Offices and data center, Lowell, Arkansas	4	--	20,000
Branch sales offices	--	--	21,000

ITEM 3.   LEGAL PROCEEDINGS

We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

We are a defendant in certain class-action allegations in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  Further proceedings have been stayed in these matters pending the California Supreme Court’s decision in a case unrelated to ours involving similar issues.  Oral arguments on this unrelated but similar case were made in November 2011.  We do not know when a decision will be published.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market under the symbol “JBHT.”  At December 31, 2011, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued.  We had 116.9 million and 121.5 million shares outstanding as of December 31, 2011 and 2010, respectively.  The high and low sales prices of our common stock as reported by the National Association of Securities Dealers Automated Quotations National Market system (NASDAQ) and the quarterly dividends paid per share on our common shares were:

Period	Dividends Paid	High	Low
2011
First Quarter	$0.13	$45.74	$39.72
Second Quarter	0.13	48.53	42.67
Third Quarter	0.13	49.12	34.42
Fourth Quarter	0.13	46.59	34.88

Period	Dividends Paid	High	Low
2010
First Quarter	$0.12	$36.94	$29.45
Second Quarter	0.12	39.65	31.51
Third Quarter	0.12	36.63	31.72
Fourth Quarter	0.12	41.21	33.89

On February 14, 2012, the high and low sales prices for our common stock as reported by the NASDAQ were $52.29 and $51.54, respectively, and we had 1,170 stockholders of record.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, earnings, capital requirements and any other factors the Board of Directors may deem relevant.  On February 2, 2012, we announced an increase in our quarterly cash dividend from $0.13 to $0.14, which was paid February 24, 2012, to stockholders of record on February 14, 2012.  We currently intend to continue paying cash dividends on a quarterly basis.  However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

On April 28, 2010, our Board of Directors authorized the purchase of up to $500 million of our common stock.  We purchased 13.2 million shares for approximately $497 million under this authorization through September 30, 2011.  We had no purchases of our common stock during the three months ended December 31, 2011.  On October 27, 2011, our Board of Directors authorized an additional purchase of up to $500 million of our common stock, resulting in a total of $503 million remaining under our share repurchase authorizations at December 31, 2011.

Stock Performance Graph

The following graph compares the cumulative five-year total return of stockholders of our common stock relative to the cumulative total returns of the S&P 500 index and two customized peer groups.  The peer group labeled “Old Peer Group” consists of 13 companies:  Arkansas Best Corp., CH Robinson Worldwide Inc., CON-Way Inc., Expeditor International Of Washington, HUB Group Inc., Kansas City Southern, Landstar System Inc., Old Dominion Freight Line Inc., Pacer International Inc., Ryder System Inc., UTI Worldwide Inc., Werner Enterprises Inc. and YRC Worldwide Inc.  The peer group labeled “New Peer Group” is the same as the “Old Peer Group’ with the exception of the exclusion of YRC Worldwide Inc. and the addition of Swift Transportation Company.  The graph assumes that the value of the investment in our common stock, in each of the peer groups, and in the index (including reinvestment of all dividends) was $100 on December 31, 2006, and tracks it through December 31, 2011.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31
	2006	2007	2008	2009	2010	2011

J.B. Hunt Transport Services, Inc.	$100.00	$134.42	$129.85	$162.11	$207.86	$232.27
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Old Peer Group	100.00	101.60	86.14	95.38	132.30	123.69
New Peer Group	100.00	105.21	91.23	101.44	140.90	131.46

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)		(C)
Equity compensation plans approved by security holders	5,365,880	$5.18	(2)	9,523,329

(1)
We have no equity compensation plans that are not approved by security holders.  We have proposed a restatement to our existing equity compensation plan, subject to security holder approval at our April 26, 2012, Annual Meeting of Stockholders.

(2)
Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis.  Accordingly, the restricted share units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6.   SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)

Earnings data for the years ended December 31,	2011	2010	2009	2008	2007
Operating revenues	$4,527	$3,793	$3,203	$3,732	$3,490
Operating income	444	348	248	358	369
Net earnings (1)	257	200	136	201	213
Basic earnings per share (1)	2.16	1.60	1.08	1.60	1.59
Diluted earnings per share (1)	2.11	1.56	1.05	1.56	1.55
Cash dividends per share	0.52	0.48	0.44	0.40	0.36
Operating expenses as a percentage of operating revenues:
Rents and purchased transportation	46.9%	45.1%	43.6%	39.6%	35.3%
Salaries, wages and employee benefits	22.1	24.0	24.9	23.0	25.4
Fuel and fuel taxes	10.2	9.1	8.5	14.0	13.3
Depreciation and amortization	4.7	5.2	5.9	5.4	5.9
Operating supplies and expenses	3.6	4.0	4.7	4.2	4.5
Insurance and claims	1.0	1.3	1.6	1.6	2.0
General and administrative expenses, net of asset dispositions	0.7	1.0	1.6	1.1	1.4
Operating taxes and licenses	0.6	0.7	0.9	0.9	1.0
Communication and utilities	0.4	0.4	0.6	0.6	0.6
Total operating expenses	90.2	90.8	92.3	90.4	89.4
Operating income	9.8	9.2	7.7	9.6	10.6
Net interest expense	0.6	0.8	0.8	0.9	1.3
Equity in operations of affiliated company	--	--	(0.1)	--	--
Earnings before income taxes	9.2	8.4	7.0	8.7	9.3
Income taxes (1)	3.5	3.1	2.7	3.3	3.2
Net earnings	5.7%	5.3%	4.3%	5.4%	6.1%

(1)	Reflects a $12.1 million tax benefit in 2007.

Balance sheet data as of December 31,	2011	2010	2009	2008	2007
Working capital ratio	1.17	0.91	1.46	0.97	0.93
Total assets (millions)	$2,267	$1,962	$1,857	$1,793	$1,863
Stockholders’ equity (millions)	$568	$573	$644	$529	$343
Current portion of long-term debt (millions)	$50	$200	--	$119	$234
Total debt (millions)	$749.2	$654.2	$565.0	$633.5	$913.1
Total debt to equity	1.32	1.14	0.88	1.20	2.66
Total debt as a percentage of total capital	57%	53%	47%	54%	73%

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

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents and cargo damage.  We are substantially self-insured for loss of and damage to our owned and leased revenue equipment.  Certain insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim.  We have umbrella policies to limit our exposure to catastrophic claim costs that are completely insured.  For periods prior to January 1, 2010, certain policies include a contractual premium adjustment factor to be applied to incurred loss amounts at the end of 48 months from each policy period inception.  This contractual premium adjustment factor is used to convert the self-insured losses to fully insured losses and relieves us of any further liability on those claims.  For periods beginning January 1, 2010, our personal injury and property damage policies no longer include these premium adjustment factors, and the claim liability remains with us for the life of the claim.

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates and claim type.  During 2009, we were self-insured for $500,000 per occurrence for personal injury and property damage and $1 million for workers’ compensation.  For 2010 and 2011, we were self-insured for $500,000 per occurrence for personal injury and property damage and fully insured for substantially all workers’ compensation claims.  We have renewed our policies for 2012 with substantially the same terms as our 2011 policies for personal injury, property damage and workers’ compensation.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience and includes the contractual premium adjustment factor mentioned above, if applicable.  In doing so, the recorded liability considers future claims growth and, if applicable, conversion to fully insured status and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  At December 31, 2011, we had an accrual of approximately $42 million for estimated claims.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2011, we had a prepaid insurance asset of approximately $30 million, which represented prefunded premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers and trailers in connection with our business.  This equipment may be purchased or acquired under lease agreements.  In addition, we may rent revenue equipment from various third parties under short-term rental arrangements.  Revenue equipment that is purchased is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value.  We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment.  We have not identified any impairment to our assets at December 31, 2011.

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

Our trade accounts receivable includes amounts due from customers that have been reduced by an allowance for uncollectible accounts and revenue adjustments.  The allowance for uncollectible accounts and revenue adjustments is based on historical experience, as well as any known trends or uncertainties related to customer billing and account collectibility.  The adequacy of our allowance is reviewed quarterly.

Income Taxes

We account for income taxes under the liability method.  Our deferred tax assets and liabilities represent items that will result in a tax deduction or taxable income in future years for which we have already recorded the related tax expense or benefit in our statement of earnings.  Deferred tax accounts arise as a result of timing differences between when items are recognized in our Consolidated Financial Statements compared with when they are recognized in our tax returns.  We assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe recovery does not meet the more-likely-than-not threshold, a valuation allowance is established. To the extent we establish a valuation allowance, we include an expense as part of our income tax provision.

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

YEAR IN REVIEW

Our 2011 net earnings of $257.0 million, or $2.11 per diluted share, were up 29% from the $199.6 million, or $1.56 per diluted share, earned in 2010.  The increase in earnings was due to all four business segments reporting increased operating income compared with 2010.  Our JBI and DCS segments, combined,  represented 88% of the $96.6 million increase in consolidated operating income, to $444.2 million in 2011 from $347.6 million in 2010.  Higher load count, improved pricing and continued focus on cost reduction practices provided benefit throughout 2011.  Our response to changing market conditions and a continued focus on growing segments that produce the greatest return on invested capital enabled us to take advantage of load volume recovery in 2011.  Our 2011 consolidated operating ratio (operating expenses divided by total operating revenues) was 90.2%, compared with 90.8% in 2010.

Significant events for calendar year 2011 include:

•	Reported record revenue of $4.5 billion, record net earnings of $257 million, and record earnings per share of $2.11

•	Purchased 6 million shares of our outstanding common stock, and our Board of Directors authorized an additional purchase of up to $500 million of our common stock

•
Replaced our $350 million senior revolving credit facility with a new $500 million credit agreement to provide a revolving line of credit for a five-year term, with proceeds used for equipment purchases, repurchase of our common stock and other working capital purposes

•	Issued a $200 million Variable-Rate Senior Term Loan maturing in 2014, with proceeds used for existing indebtedness payments and general working capital purposes

•	Increased our quarterly dividend to $0.13 per share in January 2011 from $0.12 in 2010, and announced an increase to $0.14 per share effective February 2012

RESULTS OF OPERATIONS

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of			Percentage Change
	Operating Revenues			Between Years
				2011 vs.	2010 vs.
	2011	2010	2009	2010	2009
Operating revenues	100.0%	100.0%	100.0%	19.3%	18.4%

Operating expenses:
Rents and purchased transportation	46.9	45.1	43.6	24.1	22.4
Salaries, wages and employee benefits	22.1	24.0	24.9	10.0	14.1
Fuel and fuel taxes	10.2	9.1	8.5	34.9	25.7
Depreciation and amortization	4.7	5.2	5.9	8.6	4.2
Operating supplies and expenses	3.6	4.0	4.7	5.2	0.4
Insurance and claims	1.0	1.3	1.6	(6.9)	(5.0)
General and administrative expenses, net of asset dispositions	0.7	1.0	1.6	(21.9)	(21.9)
Operating taxes and licenses	0.6	0.7	0.9	3.6	(4.0)
Communication and utilities	0.4	0.4	0.6	0.0	(0.7)
Total operating expenses	90.2	90.8	92.3	18.5	16.6
Operating income	9.8	9.2	7.7	27.8	40.2
Net interest expense	0.6	0.8	0.8	2.0	2.1
Equity in operations of affiliated company	--	--	(0.1)	--	(100.0)
Earnings before income taxes	9.2	8.4	7.0	30.0	42.7
Income taxes	3.5	3.1	2.7	32.2	37.0
Net earnings	5.7%	5.3%	4.3%	28.7%	46.3%

2011 Compared With 2010

Consolidated Operating Revenues

Our total consolidated operating revenues were $4.5 billion in 2011, a 19.3% increase over 2010.  Significantly higher fuel prices and increased load volume resulted in fuel surcharge (FSC) revenues of $849 million in 2011, compared with $516 million in 2010.  If FSC revenues were excluded from both years, our 2011 revenue increased 12% over 2010.  Revenue in all operating segments increased over 2010, with consolidated load growth and rate improvements contributing to the increase in revenues.

Consolidated Operating Expenses

Our 2011 consolidated operating expenses increased 18.5% from 2010, compared to the 19.3% increase in revenue year over year.  This combination resulted in an improvement in our operating ratio to 90.2% from 90.8% in 2010.  Rents and purchased transportation costs increased 24.1% in 2011.  This increase was the result of higher rates paid and the higher price of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense, as well as an increase in load volume that increased services from these third-party rail and truck carriers.  The total cost of salaries, wages and employee benefits increased 10.0% in 2011 from 2010.  This increase primarily related to increases in driver and other labor pay due to increased business demand.  Additionally, we previously reactivated and increased certain compensation and benefit programs, which contributed to the increase over the prior year.

Fuel and fuel taxes expense increased 34.9% in 2011, primarily due to a 30% higher fuel cost per gallon and higher load volume.  We have fuel surcharge programs in place with the majority of our customers.  These programs typically involve a specified computation based on the change in national, regional or local fuel prices.  While these programs may incorporate fuel cost increases as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue.  As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues.  Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

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

Depreciation and amortization expense increased 8.6% in 2011, primarily due to additions to our container and chassis fleet to support additional business demand, as well as truck and tractor growth and trades.  Operating supplies and expenses increased 5.2%, primarily due to toll and tire expenses related to increased activity and increased miles.  Insurance and claims expense decreased 6.9% for 2011, primarily due to reduced accident severity.  The 21.9% decrease in general and administrative expenses was primarily the result of a decrease in charitable contributions and an increase in gains from asset dispositions, partially offset by an increase in bad debt expense due to a customer bankruptcy and additional expense related to severance agreements for executive retirees.  Net gains from sale of revenue equipment were $14 million in 2011, compared with $4 million in 2010.

Net interest expense for 2011 increased by 2.0% compared with 2010.  This increase was primarily due to an increase in debt levels, partially offset by lower interest rates.

Our effective income tax rate was 38.2% in 2011 and 37.6% in 2010.  The increase in 2011 was primarily related to an increase in state tax rates.  We expect our effective income tax rate to be in the range of 38.0% to 38.5% for calendar year 2012.

Segments

We operated four business segments during calendar year 2011.  The operation of each of these businesses is described in our notes to the Consolidated Financial Statements.  The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment
	Years Ended December 31, (in millions)
	2011	2010	2009
JBI	$2,673	$2,141	$1,764
DCS	1,031	907	757
JBT	504	479	447
ICS	356	291	259
Total segment revenues	4,564	3,818	3,227
Intersegment eliminations	(37)	(25)	(24)
Total	$4,527	$3,793	$3,203

	Operating Income (Loss) by Segment
	Years Ended December 31, (in millions)
	2011	2010	2009
JBI (1)	$301	$237	$183
DCS (1)	103	83	63
JBT	27	19	(11)
ICS	13	9	13
Total	$444	$348	$248

(1)    Includes pretax charges to write down the value of certain assets held for sale as follows:
$6.6 million for JBI in 2009, $3.7 million for DCS in 2009.

Operating Data by Segment

	Years Ended December 31,
	2011	2010	2009
JBI
Loads	1,248,302	1,075,027	915,413
Average length of haul (miles)	1,726	1,777	1,796
Revenue per load	$2,141	$1,992	$1,927
Average tractors during the period(1)	2,924	2,531	2,206
Tractors (end of period)
Company-owned	2,901	2,592	2,303
Independent contractor	213	81	5
Total tractors	3,114	2,673	2,308
Trailing equipment (end of period)	54,506	45,666	40,170
Average effective trailing equipment usage	49,482	41,434	37,182

DCS
Loads	1,444,518	1,383,565	1,209,055
Average length of haul (miles)	205	197	207
Revenue per truck per week(2)	$4,175	$3,956	$3,384
Average trucks during the period(3)	4,811	4,468	4,382
Trucks (end of period)
Company-owned	4,571	4,259	3,969
Independent contractor	17	23	31
Customer-owned (Dedicated-operated)	330	357	358
Total trucks	4,918	4,639	4,358
Trailing equipment (end of period)	11,211	10,688	9,739
Average effective trailing equipment usage	12,711	12,297	12,136

JBT
Loads	444,851	465,493	498,426
Average length of haul (miles)	514	522	486
Loaded miles (000)	225,997	240,088	241,281
Total miles (000)	259,144	274,857	279,589
Average nonpaid empty miles per load	72.7	68.7	73.8
Revenue per tractor per week(2)	$3,869	$3,370	$2,809
Average tractors during the period(1)	2,557	2,788	3,120
Tractors (end of period)
Company-owned	1,637	1,697	1,698
Independent contractor	948	891	1,163
Total tractors	2,585	2,588	2,861
Trailing equipment (end of period)	9,302	10,115	12,550
Average effective trailing equipment usage	8,089	9,329	10,177

ICS
Loads	253,575	230,726	237,378
Revenue per load	$1,403	$1,261	$1,091
Gross profit margin	13.5%	14.2%	17.9%
Employee count (end of period)	384	329	323
Approximate number of third-party carriers (end of period)	28,800	25,600	22,400

(1)         Includes company-owned and independent contractor tractors
(2)      Using weighted workdays
(3)      Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue increased 24.8% to $2.67 billion in 2011, from $2.14 billion in 2010, primarily due to a 16.1% increase in load volume and a 4.3% increase in rates.

Operating income in our JBI segment increased to $301 million in 2011, from $237 million in 2010, primarily due to volume growth and price increases.

DCS Segment

DCS segment revenue increased 13.7% to $1.03 billion in 2011, from $907 million in 2010.  Revenue, excluding fuel surcharges, increased 8.6% in 2011 compared to 2010, primarily due to an increase in productivity and truck count as a result of new contracts awarded.

Operating income increased to $103 million in 2011, compared with $83 million in 2010.  This increase was due to reductions in insurance and claims costs, the transfer of assets to more profitable accounts, improved cost controls and new contracts awarded.

JBT Segment

JBT segment revenue increased 5.1% to $504 million in 2011, from $479 million in 2010.  Revenue, excluding fuel surcharges, remained relatively flat in 2011 compared to 2010.  Increases in rates were offset by a reduction in average tractor count and reduced load volume.

JBT segment had operating income of $27 million in 2011, compared with $19 million in 2010.  This was mainly a result of increased rates, and gains on equipment disposals, partially offset by increases in driver compensation during 2011.

ICS Segment

ICS segment revenue grew 22.3% to $356 million in 2011, from $291 million in 2010.  This increase in revenue was primarily due to an increase in load volume and higher pricing in both contractual and transactional business and an increase in the cost of fuel.

Operating income increased to $13 million in 2011, compared with $9 million in 2010.  The increase was primarily due to increased revenues, lower overhead costs, and operating leverage gained from a more experienced workforce.

2010 Compared With 2009

Consolidated Operating Revenues

Our total consolidated operating revenues were $3.8 billion in 2010, an 18.4% increase over 2009.  Significantly higher fuel prices resulted in FSC revenues of $516 million in 2010, compared with $326 million in 2009.  If FSC revenues were excluded from both years, our 2010 revenue increased 14% over 2009.  Revenue in all operating segments increased over 2009, with consolidated load growth and rate improvements contributing to the increase in revenues.

Consolidated Operating Expenses

Our 2010 consolidated operating expenses increased 16.6% from 2009.  The impact of this increase, and the 18.4% increase in 2010 revenue from 2009, resulted in an improvement in our operating ratio to 90.8% from 92.3% in 2009.  Rents and purchased transportation costs increased 22.4% in 2010, as a result of higher load volume, which increased services from these third-party rail and truck carriers.  In addition, the higher price of fuel contributed to the increase in rents and purchased transportation costs, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense.  The total cost of salaries, wages and employee benefits increased 14.1% in 2010 from 2009.  This increase was related to increases in driver and other labor pay due to increased business demand and the increase in final-mile delivery service business compared with a year ago.  In addition, we were able to reactivate and increase certain compensation and benefit programs for all of our employees in 2010.

Fuel and fuel taxes expense increased 25.7% in 2010, primarily due to a 23% higher fuel cost per gallon and slightly lower fuel miles per gallon.  We have fuel surcharge programs in place with the majority of our customers.  These programs typically involve a specified computation based on the change in national, regional or local fuel prices.  While these programs may incorporate fuel cost increases as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue.  As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues.  Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

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

Depreciation and amortization expense increased 4.2% in 2010, primarily due to additions to our JBI and DCS segments for power and trailing equipment in support of additional business demand.  Insurance and claims expense decreased 5.0% for 2010, due to fewer cargo claim incidents and a lower cost per claim for casualty.  The 21.9% decrease in general and administrative expenses was primarily due to the pretax write-down of $10.3 million recorded in 2009 related to assets held for sale.  This decrease was offset by increases in a charitable contribution and building rental expense.  In addition, 2010 included a gain on asset sales of $4 million, compared with losses on asset sales of $0.4 million in 2009.

Net interest expense for 2010 increased by 2.1% compared with 2009.  This increase was primarily due to increased outstanding debt balances, offset slightly by reduced interest rates on our variable-rate debt.

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

Operating income in our JBI segment increased to $237 million in 2010, from $183 million in 2009.  Increased equipment utilization and higher revenues resulted in the operating income increase over 2009.

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

Our JBT segment had operating income of $19 million in 2010, compared with an operating loss of $11 million in 2009.  This was mainly a result of increased rates and the impact of our network refinement and tractor fleet count reduction, which allowed for effective cost control measures.

ICS Segment

ICS segment revenue grew 12.3% to $291 million in 2010, from $259 million in 2009.  This increase in revenue was primarily due to an increase in load volume and higher pricing in both contractual and transactional business.

Operating income decreased to $9 million in 2010, compared with $13 million in 2009.  The decrease primarily relates to higher transportation costs and fuel prices, as well as new branch location costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $636 million in 2011, $428 million in 2010 and $357 million in 2009.  The increase in 2011 cash provided by operating activities relative to 2010, after consideration of adjustments for noncash items such as depreciation, share-based compensation and deferred income taxes, was primarily due to increased earnings, the timing of payments related to trade accounts payable, and the collection of income taxes receivable.  These increases were partially offset by a decrease in cash flows related to trade receivables, due to timing of receipts.

Cash flows used in investing activities primarily relate to additions to our revenue equipment fleet, net of proceeds from disposals.  The higher level of cash used for equipment additions during 2011 was associated with growth in the container and chassis fleet, as well as truck and tractor growth and trades.

Net cash used in financing activities during 2011 decreased from 2010, primarily due to fewer repayments on our revolving lines of credit, a slight decrease in our treasury stock repurchases, and increased borrowings from our revolving lines of credit in 2011, offset by an increase in dividends paid.

Our dividend policy is subject to review and revision by the Board of Directors and payments are dependent upon our financial condition, earnings, capital requirements and other factors the Board of Directors may deem relevant.  We paid an $0.11 per share quarterly dividend in 2009, a $0.12 per share quarterly dividend in 2010, and a $0.13 per share quarterly dividend in 2011.  On February 2, 2012, we announced an increase in our quarterly cash dividend from $0.13 to $0.14, which was paid on February 24, 2012.  We currently intend to continue paying cash dividends on a quarterly basis.  However, no assurance can be given that future dividends will be paid.

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment.  We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions.  We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances.  We have also periodically utilized capital and operating leases for revenue equipment.

On March 28, 2011, we entered into a three-year, unsecured $200 million variable-rate senior term loan agreement, which matures in March 2014.  Proceeds were used for existing indebtedness payments and general working capital purposes.  We are required to make an installment payment of $50 million in March 2013, with the remaining $150 million payable at maturity.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At December 31, 2011, we had $200 million outstanding under this variable-rate senior term loan facility at an interest rate of 1.39%.

On August 12, 2011, we replaced our $350 million senior revolving credit facility dated March 29, 2007, with a new credit facility authorizing us to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks.  This new senior credit facility, which has a five-year term expiring in August 2016, allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At December 31, 2011, we had $99.8 million outstanding at an average interest rate of 1.54% under this agreement.

At December 31, 2011, our senior notes consist of two separate issuances.  The first is $200 million of 6.08% senior notes, which mature in July 2014.  Principal payments in the amount of $50 million are due in July 2012 and 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.  The second is $250 million of 3.375% senior notes, which mature September 2015, with interest payments due semiannually in March and September of each year.  We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.  $200 million of 5.31% senior notes matured and were paid on March 29, 2011.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2011.

We believe our liquid assets, cash generated from operations and various financing arrangements will provide sufficient funds for our operating and capital requirements for the foreseeable future. Our debt-to-equity ratio increased from 2010, due to an increase in debt related to the current year issuance and a reduction in equity due to the share repurchase program.

We are currently committed to spend approximately $308 million, net of proceeds from sales or trade-ins during 2012, which is primarily related to containers and chassis.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases.  As of December 31, 2011, we had approximately $20.3 million of obligations, primarily related to facilities leases.

Contractual Obligations and Commitments

The following table summarizes our expected obligations and commitments (in millions) as of December 31, 2011:

	Total	2012	2013-2014	2015-2016	2017 and thereafter
Operating leases	$20.3	$8.0	$8.2	$3.6	$0.5
Long-term debt obligations	749.8	50.0	350.0	349.8	--
Interest payments on debt (1)	66.9	23.5	34.6	8.8	--
Commitments to acquire revenue equipment and facilities	307.6	307.6	--	--	--
Total	$1,144.6	$389.1	$392.8	$362.2	$0.5

(1) Interest payments on debt are based on the debt balance and applicable rate at December 31, 2011.

We had standby letters of credit outstanding of approximately $8.5 million at December 31, 2011, that expire at various dates in fiscal year 2012, which are related to certain operating agreements and our self-insured retention levels for casualty and workers’ compensation claims.  We plan to renew these letters of credit in accordance with our third-party agreements.  The table above excludes $20.3 million of liabilities related to uncertain tax positions, as we are unable to reasonably estimate the ultimate timing of settlement.  See Note 6, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding.  Of our total $749.2 million of debt, we had $299.8 million of variable-rate debt outstanding at December 31, 2011, under our revolving lines of credit and our senior term loan.  These have variable interest rates, which are based on the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  Our earnings would be affected by changes in these short-term variable interest rates.  At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.0 million.  Our remaining debt is fixed-rate debt, and therefore changes in market interest rates do not directly impact our interest expense.  Periodically, we enter into derivative instruments in response to market interest rates; however, at December 31, 2011, we had no such derivative financial instruments in place.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2011.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of December 31, 2011, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, Notes to Consolidated Financial Statements and reports thereon of our independent registered public accounting firm as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Earnings for years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Regulation S-K, Item 304(a) has previously been reported and is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2012.  There have been no disagreements with our accountants, as defined in Regulation S-K, Item 304(b).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements.  Ernst & Young LLP’s report on internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2012.

Executive Officers

The schedule of executive officers is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2012.

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

Audit Committee

The information required by Regulation S-K, Item 407(d) is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2012.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2012.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2012.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from Note 12, Affiliated Company, of the Notes to Consolidated Financial Statements and from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2012.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2012.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)      Financial Statements, Financial Statement Schedules and Exhibits:

(1)       Financial Statements
The financial statements included in Item 8 above are filed as part of this annual report.

(2)       Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Years Ended:	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2009	$5.2	$11.6	$(10.8)	$6.0
December 31, 2010	6.0	9.5	(9.5)	6.0
December 31, 2011	6.0	12.6	(11.9)	6.7

All other schedules have been omitted either because they are not applicable or because the required information is included in our Consolidated Financial Statements or the notes thereto.

(3)       Exhibits
The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (“Exhibit Index”).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 24th day of February, 2012.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 24th day of February, 2012, on behalf of the registrant and in the capacities indicated.

/s/ John N. Roberts, III	President and Chief Executive Officer, Member
John N. Roberts, III	of the Board of Directors

/s/ David G. Mee	Executive Vice President, Finance and
David G. Mee	Administration, Chief Financial Officer and
Corporate Secretary

/s/ Kirk Thompson	Chairman of the Board of Directors
Kirk Thompson

/s/ James L. Robo	Member of the Board of Directors
James L. Robo	(Lead Director)

/s/ Douglas G. Duncan	Member of the Board of Directors
Douglas G. Duncan

/s/ Francesca M. Edwardson	Member of the Board of Directors
Francesca M. Edwardson

/s/ Wayne Garrison	Member of the Board of Directors
Wayne Garrison

/s/ Sharilyn S. Gasaway	Member of the Board of Directors
Sharilyn S. Gasaway

/s/ Gary C. George	Member of the Board of Directors
Gary C. George

/s/ J. Bryan Hunt, Jr.	Member of the Board of Directors
J. Bryan Hunt, Jr.

/s/ Coleman H. Peterson	Member of the Board of Directors
Coleman H. Peterson

/s/ William J. Shea, Jr.	Member of the Board of Directors
William J. Shea, Jr.

/s/ John A. White	Member of the Board of Directors
John A. White

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2	Restated Bylaws of J.B. Hunt Transport Services, Inc. dated February 4, 2010 (incorporated by reference from Exhibit 3.0 of the Company’s current report on Form 8-K, filed February 10, 2010)

10.1	Amended and Restated Employee Retirement Plan (incorporated by reference from Exhibit 99 of the Company’s Form S-8, filed December 30, 1994)

10.2	Amended and Restated Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

10.3	Summary of Compensation Arrangements with Named Executive Officers

10.4	Senior Revolving Credit Facility Agreement (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed March 30, 2007)

10.5	Term Loan Agreement (incorporated by reference from Exhibits 10.1 through 10.4 of the Company’s current report on Form 8-K, filed October 5, 2006)

10.6	Note Purchase Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed March 30, 2007)

10.7	Master Note Purchase Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed July 30, 2007)

10.8	First Supplemental Indenture (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed September 21, 2010)

10.9	Senior Term Loan Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed March 29, 2011)

10.10	Credit Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed August 18, 2011)

21	Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements.  Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/ John N. Roberts, III	/s/ David G. Mee
John N. Roberts, III	David G. Mee
President and Chief Executive Officer	Executive Vice President, Finance and
Administration, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Hunt Transport Services, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas
February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

We have audited J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). J.B. Hunt Transport Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, J.B. Hunt Transport Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas
February 24, 2012

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2011 and 2010
(in thousands, except share data)

Assets	2011	2010
Current assets:
Cash and cash equivalents	$5,450	$7,651
Trade accounts receivable, net	411,479	351,187
Inventories	20,932	17,336
Prepaid licenses and permits	16,735	16,161
Prepaid insurance	29,649	38,163
Deferred income taxes	5,136	-
Other current assets	24,161	32,147
Total current assets	513,542	462,645
Property and equipment, at cost:
Revenue and service equipment	2,344,600	2,032,495
Land	29,246	29,246
Structures and improvements	132,202	126,206
Furniture and office equipment	152,095	150,389
Total property and equipment	2,658,143	2,338,336
Less accumulated depreciation	931,273	858,852
Net property and equipment	1,726,870	1,479,484
Other assets	26,920	19,531
Total assets	$2,267,332	$1,961,660

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$50,000	$200,000
Trade accounts payable	251,625	192,103
Claims accruals	42,364	32,641
Accrued payroll	77,107	57,149
Other accrued expenses	17,419	19,191
Deferred income taxes	-	8,865
Total current liabilities	438,515	509,949
Long-term debt	699,177	454,207
Other long-term liabilities	45,382	39,480
Deferred income taxes	516,715	385,003
Total liabilities	1,699,789	1,388,639
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2011 and 2010, of which 116,932,448 shares and 121,490,168 shares were outstanding at December 31, 2011and 2010, respectively)	1,671	1,671
Additional paid-in capital	192,470	180,986
Retained earnings	1,758,290	1,563,527
Treasury stock, at cost (50,166,984 shares at December 31, 2011, and 45,609,264 shares at December 31, 2010)	(1,384,888)	(1,173,163)
Total stockholders’ equity	567,543	573,021

Total liabilities and stockholders' equity	$2,267,332	$1,961,660

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2011, 2010 and 2009
(in thousands, except per share amounts)

	2011	2010	2009

Operating revenues, excluding fuel surcharge revenues	$3,677,679	$3,277,218	$2,877,052
Fuel surcharge revenues	849,163	516,267	326,269
Total operating revenues	4,526,842	3,793,485	3,203,321
Operating expenses:
Rents and purchased transportation	2,122,811	1,711,204	1,398,109
Salaries, wages and employee benefits	1,001,953	911,028	798,272
Fuel and fuel taxes	463,597	343,700	273,521
Depreciation and amortization	213,943	197,062	189,045
Operating supplies and expenses	160,425	152,500	151,887
Insurance and claims	44,929	48,280	50,797
General and administrative expenses, net of asset dispositions	28,900	37,017	47,407
Operating taxes and licenses	27,871	26,895	28,014
Communication and utilities	18,180	18,174	18,298
Total operating expenses	4,082,609	3,445,860	2,955,350
Operating income	444,233	347,625	247,971
Interest income	8	75	70
Interest expense	28,508	28,006	27,429
Equity in operations of affiliated company	-	-	(3,456)
Earnings before income taxes	415,733	319,694	224,068
Income taxes	158,727	120,077	87,633
Net earnings	$257,006	$199,617	$136,435
Weighted average basic shares outstanding	119,158	124,712	126,676
Basic earnings per share	$2.16	$1.60	$1.08
Weighted average diluted shares outstanding	121,922	127,767	129,462
Diluted earnings per share	$2.11	$1.56	$1.05
Dividends declared per common share	$0.52	$0.48	$0.44

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2011, 2010 and 2009
(in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	(Loss)/Income	Stock	Equity
Balances at December 31, 2008	$1,671	$170,931	$1,343,077	$(1,186)	$(985,482)	$529,011
Comprehensive income:
Net earnings	-	-	136,435	-	-	136,435
Realized loss reclassified to earnings related to derivatives accounted for as hedges, net of tax	-	-	-	1,186	-	1,186
Total comprehensive income	-	-	-	-	-	137,621
Cash dividend declared and paid ($0.44 per share)	-	-	(55,692)	-	-	(55,692)
Tax benefit of stock options exercised	-	10,202	-	-	-	10,202
Stock compensation	-	17,566	-	-	-	17,566
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(22,690)	-	-	27,835	5,145

Balances at December 31, 2009	$1,671	$176,009	$1,423,820	$-	$(957,647)	$643,853
Comprehensive income:
Net earnings	-	-	199,617	-	-	199,617
Cash dividend declared and paid ($0.48 per share)	-	-	(59,910)	-	-	(59,910)
Tax benefit of stock options exercised	-	12,154	-	-	-	12,154
Purchase of treasury shares					(250,892)	(250,892)
Stock compensation	-	21,397	-	-	-	21,397
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(28,574)	-	-	35,376	6,802

Balances at December 31, 2010	$1,671	$180,986	$1,563,527	$-	$(1,173,163)	$573,021
Comprehensive income:
Net earnings	-	-	257,006	-	-	257,006
Cash dividend declared and paid ($0.52 per share)	-	-	(62,243)	-	-	(62,243)
Tax benefit of stock options exercised	-	15,562	-	-	-	15,562
Purchase of treasury shares					(246,406)	(246,406)
Stock compensation	-	26,841	-	-	-	26,841
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(30,919)	-	-	34,681	3,762

Balances at December 31, 2011	$1,671	$192,470	$1,758,290	$-	$(1,384,888)	$567,543

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net earnings	$257,006	$199,617	$136,435
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	213,943	197,062	189,045
Share-based compensation	26,841	21,397	17,566
(Gain)/loss on sale of revenue equipment and other	(14,109)	(1,724)	313
Impairment on assets held for sale	-	180	10,284
Provision for deferred income taxes	117,711	40,101	32,620
Equity in operations of affiliated company	-	-	(3,456)
Changes in operating assets and liabilities:
Trade accounts receivable	(60,292)	(40,848)	(30,180)
Income taxes receivable or payable	9,045	(21,433)	(16,606)
Other assets	1,298	(9,426)	2,501
Trade accounts payable	56,179	1,883	13,891
Claims accruals	9,722	14,096	450
Accrued payroll and other accrued expenses	18,348	27,173	4,060
Net cash provided by operating activities	635,692	428,078	356,923
Cash flows from investing activities:
Additions to property and equipment	(502,282)	(262,449)	(353,156)
Proceeds from sale of equipment	56,413	36,517	111,383
Net proceeds from available for sale investments and other	-	-	7,646
Change in other assets	340	(84)	(9,824)
Net cash used in investing activities	(445,529)	(226,016)	(243,951)
Cash flows from financing activities:
Proceeds from issuances of long-term debt	200,000	249,207	-
Payments on long-term debt	(200,000)	-	(68,500)
Proceeds from revolving lines of credit and other	1,097,657	1,058,805	1,256,644
Payments on revolving lines of credit and other	(1,000,696)	(1,218,420)	(1,255,300)
Purchase of treasury stock	(246,406)	(250,892)	-
Stock option exercises and other	3,762	6,802	5,144
Tax benefit of stock options exercised	15,562	12,154	10,202
Dividends paid	(62,243)	(59,910)	(55,692)
Net cash used in financing activities	(192,364)	(202,254)	(107,502)
Net increase/(decrease) in cash and cash equivalents	(2,201)	(192)	5,470
Cash and cash equivalents at beginning of year	7,651	7,843	2,373
Cash and cash equivalents at end of year	$5,450	$7,651	$7,843
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$30,733	$25,548	$27,995

Income taxes	$16,377	$88,717	$58,223

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

2.     Summary of Significant Accounting Policies

Basis of Consolidation

Our Consolidated Financial Statements include all of our wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.  J.B. Hunt Transport Services, Inc. is a parent-level holding company with no significant assets or operations.  J.B. Hunt Transport, Inc. is a wholly owned subsidiary of J.B. Hunt Transport Services, Inc. and is the primary operating subsidiary.  All other subsidiaries of J.B. Hunt Transport Services, Inc. are minor.

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

We believe certain accounting policies and estimates are of more significance in our financial statement preparation process than others.  We believe the most critical accounting policies and estimates include the economic useful lives and salvage values of our assets, provisions for uncollectible accounts receivable, estimates of exposures under our insurance and claims policies, and estimates for taxes.  To the extent that actual, final outcomes are different from our estimates, or that additional facts and circumstances cause us to revise our estimates, our earnings during that accounting period will be affected.

Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term, highly liquid investments.  We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments.  Receivables are recorded at amounts billed to customers when loads are delivered or services are performed.  The allowance for uncollectible accounts and revenue adjustments is based on historical experience, as well as any known trends or uncertainties related to customer billing and account collectibility.  The adequacy of our allowance is reviewed quarterly.  Balances are charged against the allowance when it is determined the receivable will not be recovered.  The allowance for uncollectible accounts and revenue adjustments was $6.7 million and $6.0 million at December 31, 2011 and 2010, respectively.

Inventory

Our inventories consist primarily of revenue equipment parts, tires, supplies and fuel and are valued using the lower of average cost or market.

Investments in Marketable Equity Securities

Our investments consist of marketable equity securities stated at fair value and are designated as either trading securities or available-for-sale securities at the time of purchase based upon the intended holding period.  Changes in the fair value of our trading securities are recognized currently in “general and administrative expenses, net of asset dispositions” in our Consolidated Statements of Earnings.  Changes in the fair value of our available-for-sale securities are recognized in “accumulated other comprehensive income” on our Consolidated Balance Sheets, unless we determine that an unrealized loss is other-than-temporary.  If we determine that an unrealized loss is other-than-temporary, we recognize the loss in earnings.  Cost basis is determined using average cost.

At December 31, 2011 and 2010, we had no available-for-sale securities.  See Note 7, Employee Benefit Plans, for a discussion of our trading securities.

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

Derivative Instruments

We periodically utilize derivative instruments to manage exposure to changes in interest rates.  At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness.  If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively.  We had no derivative instruments in place at December 31, 2011 and 2010.

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

Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if holders of unvested restricted and performance share units or options exercised or converted their holdings into common stock. Outstanding unvested restricted share units and stock options represent the dilutive effects on weighted average shares. A reconciliation of the number of shares used in computing basic and diluted earnings per share is shown below (in thousands):

	Years ended December 31,
	2011	2010	2009

Weighted average shares outstanding – basic	119,158	124,712	126,676
Effect of common stock equivalents	2,764	3,055	2,786
Weighted average shares outstanding – diluted	121,922	127,767	129,462

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables.  For the years ended December 31, 2011, 2010 and 2009, our top 10 customers, based on revenue, accounted for approximately 32%, 34% and 33%, respectively, of our total revenue.  Our top 10 customers, based on revenue, accounted for approximately 27% and 25% of our total trade accounts receivable for the years ended December 31, 2011 and 2010, respectively.  We had no individual customers with revenues greater than 10% of total revenues.

Share-based Compensation

We have share-based compensation plans covering certain employees, including officers and directors.  We account for share-based compensation utilizing the fair value recognition provisions of current accounting standards for share-based payments.  We currently utilize restricted share units, performance share units and nonstatutory stock options.  Issuances of our stock upon restricted share unit and performance share unit vesting or share option exercise are made from treasury stock.  Our restricted share unit and performance share unit awards include both graded-vesting and cliff-vesting awards and therefore vest in increments during the requisite service period or at the end of the requisite service period, as appropriate for each type of vesting.  We recognize compensation expense on a straight-line basis over the requisite service periods within each award.

Impairment of Long-Lived Assets and Assets Held for Sale

We continually evaluate the carrying value of our assets for events or changes in circumstances that indicate the carrying value may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

In June 2009, we entered into a plan to sell approximately 700 tractors within our JBI and DCS segments.  We reclassified the net book value from net property and equipment to assets held for sale in our Consolidated Balance Sheets and discontinued recording depreciation expense for these assets held for sale.  We recorded a pretax charge of $10.3 million in 2009 to reduce the carrying value of these assets to estimated fair value, less cost to sell.  In 2010, we recorded a pretax charge of $180,000 to reduce the carrying value of these assets to estimated fair value, less cost to sell.

All impairment charges are included in “general and administrative expenses, net of asset dispositions” in our Consolidated Statements of Earnings and are reflected in our applicable business segments’ final results.  We had no active plans or assets held for sale remaining at December 31, 2011.

Claims Accruals

We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents and cargo damage.  We are substantially self-insured for loss of and damage to our owned and leased revenue equipment.  Certain insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim.  We have umbrella policies to limit our exposure to catastrophic claim costs that are completely insured.  For periods prior to January 1, 2010, certain policies include a contractual premium adjustment factor to be applied to incurred loss amounts at the end of 48 months from each policy period inception.  This contractual premium adjustment factor is used to convert the self-insured losses to fully insured losses and relieves us of any further liability on those claims.  For periods beginning January 1, 2010, our personal injury and property damage policies no longer include these premium adjustment factors, and the claim liability remains with us for the life of the claim.

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates and claim type.  During 2009, we were self-insured for $500,000 per occurrence for personal injury and property damage and $1 million for workers’ compensation.  For 2010 and 2011, we were self-insured for $500,000 per occurrence for personal injury and property damage and fully insured for substantially all workers’ compensation claims.  We have renewed our policies for 2012 with substantially the same terms as our 2011 policies for personal injury, property damage and workers’ compensation.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience and includes the contractual premium adjustment factor mentioned above, if applicable.  In doing so, the recorded liability considers future claims growth and, if applicable, conversion to fully insured status and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  At December 31, 2011 and 2010, we had an accrual of approximately $42 million and $33 million, respectively, for estimated net claims.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2011 and 2010, we had a prepaid insurance asset of approximately $30 million and $38 million, respectively, which represented prefunded claims and premiums.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement.  The guidance clarifies certain existing requirements and changes certain principles to achieve convergence between U.S. GAAP and IFRS.  ASU 2011-04 also expands the disclosures for fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.

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

We are currently evaluating both updates, but do not expect a significant impact on our financial statements upon their adoption.

3.     Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	December 31,
	2011	2010
Senior revolving line of credit	$99.8	$5.0
Senior term loan	200.0	--
Senior notes, net of unamortized discount	449.4	649.2
Less current portion of long-term debt	(50.0)	(200.0)
Total long-term debt	$699.2	$454.2

Aggregate maturities of long-term debt subsequent to December 31, 2011, are as follows (in millions):  2012 - $50.0; 2013 - $100.0; 2014 - $250.0; 2015 - $249.4; and 2016 - $99.8.

Senior Revolving Line of Credit

On August 12, 2011, we replaced our $350 million senior revolving credit facility dated March 29, 2007, with a new credit facility authorizing us to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks.  This new senior credit facility, which has a five-year term expiring in August 2016, allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At December 31, 2011, we had $99.8 million outstanding at an average interest rate of 1.54% under this agreement.

Senior Term Loan

On March 28, 2011, we entered into a three-year, unsecured $200 million variable-rate senior term loan agreement, which matures in March 2014.  Proceeds were used for existing indebtedness payments and general working capital purposes.  We are required to make an installment payment of $50 million in March 2013, with the remaining $150 million payable at maturity.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At December 31, 2011, we had $200 million outstanding under this variable-rate senior term loan facility at an interest rate of 1.39%.

Senior Notes

At December 31, 2011, our senior notes consist of two separate issuances.  The first is $200 million of 6.08% senior notes, which mature in July 2014.  Principal payments in the amount of $50 million are due in July 2012 and 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.  The second is $250 million of 3.375% senior notes, which mature September 2015, with interest payments due semiannually in March and September of each year.  We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.  $200 million of 5.31% senior notes matured and were paid on March 29, 2011.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2011.

4.     Capital Stock

We have one class of preferred stock and one class of common stock.  We had no outstanding shares of preferred stock at December 31, 2011 or 2010.  Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders.  At December 31, 2011, we had 5.4 million shares of common stock to be issued upon the exercise or vesting of equity awards and 9.5 million shares reserved for future issuance pursuant to share-based payment plans.  During calendar year 2011, we purchased approximately 6.0 million shares, or $246 million, of our common stock in accordance with plans authorized by our Board.

5.     Share-based Compensation

We maintain a Management Incentive Plan (the “Plan”) that provides various share-based financial methods to compensate our key employees with shares of our common stock or common stock equivalents. Under the Plan, as amended, we have, from time to time, utilized restricted share units, performance share units, restricted options and nonstatutory stock options to compensate our employees and directors.  We currently are utilizing restricted and performance share units and nonstatutory stock options.

Our restricted share units have various vesting schedules ranging from three to 10 years when awarded.  These restricted share units do not contain rights to vote or receive dividends until the vesting date.  Unvested restricted share units are forfeited if the employee terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee.  Restricted share units are valued based on the fair value of the award on the grant date, adjusted for dividend estimates based on grant date dividend rates.

Our performance share units vest based on the passage of time (currently five to 10 years) and achievement of performance criteria.  Performance share units do not contain rights to vote or receive dividends until the vesting date.  Unvested performance share units are forfeited if the employee terminates for any reason other than death or disability.  Performance based shares are valued based on the fair value of the award on the grant date, adjusted for dividend estimates based on grant date dividend rates.

Our nonstatutory stock options may be granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vest over a 10-year period and are forfeited immediately if the employee terminates for any reason other than death, disability or retirement after age 55.  An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the exercise of an option.  We did not grant any stock options during the years ended December 31, 2011, 2010 and 2009.

We account for our restricted share units, performance share units and stock options in accordance with current accounting standards for share-based payments.  These standards require the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in our Consolidated Financial Statements based on the grant date fair value of those awards.  This cost is recognized over the period for which an employee is required to provide service in exchange for the award, subject to the attainment of performance metrics established for performance share units.  Share-based compensation expense is recorded in salaries, wages and employee benefits in our Consolidated Statements of Earnings, along with other compensation expenses to employees.  The following table summarizes the components of our share-based compensation program expense (in thousands):

	Years ended December 31,
	2011	2010	2009
Restricted share units
Pretax compensation expense	$24,192	$19,190	$14,794
Tax benefit	9,237	7,208	5,786
Restricted share unit expense, net of tax	$14,955	$11,982	$9,008
Performance share units
Pretax compensation expense	$816	$-	$-
Tax benefit	312	-	-
Performance share unit expense, net of tax	$504	$-	$-
Stock options
Pretax compensation expense	$1,833	$2,207	$2,772
Tax benefit	700	829	1,084
Stock option expense, net of tax	$1,133	$1,378	$1,688

A summary of our restricted share units, performance share units and nonstatutory stock options is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	2,547,105	$22.89
Granted	600,285	29.37
Vested	(221,977)	25.46
Forfeited	(33,073)	22.97
Unvested at December 31, 2009	2,892,340	$24.04
Granted	755,616	34.73
Vested	(335,106)	26.26
Forfeited	(22,579)	25.44
Unvested at December 31, 2010	3,290,271	$26.26
Granted	599,125	40.89
Vested	(495,439)	29.23
Forfeited	(151,985)	23.80
Unvested at December 31, 2011	3,241,972	$28.92

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	-	$-
Granted	225,000	41.66
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2011	225,000	$41.66

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2008	5,282	$10.49	4.91	$83.4
Exercised	1,000	6.41	--	24.4
Forfeited	68	11.03	--	--
Outstanding at December 31, 2009	4,214	$11.44	4.18	$87.8
Exercised	1,189	7.82	--	32.4
Forfeited	27	13.79	--	--
Outstanding at December 31, 2010	2,998	$12.86	3.55	$83.8
Exercised	1,087	9.68	--	38.2
Forfeited	12	18.29	--	--
Outstanding at December 31, 2011	1,899	14.65	3.01	57.8
Exercisable	408	$11.06	2.29	$13.9

At December 31, 2011, we had $48.9 million, $8.6 million and $2.6 million of total unrecognized compensation expense related to restricted share units, performance share units, and stock options, respectively, that is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately 2.9 years for restricted share units, 3.5 years for performance share units, and 0.8 years for stock options.

The aggregate intrinsic value of restricted and performance share units vested and options exercised during the years ended December 31, 2011, 2010 and 2009, was $61.9 million, $44.0 million and $30.5 million, respectively.   The aggregate intrinsic value of unvested restricted and performance share units was $156.3 million at December 31, 2011.  The total fair value of shares vested for restricted share, performance share and stock option plans during the years ended December 31, 2011, 2010 and 2009, was $20.0 million, $14.4 million and $9.2 million, respectively.

6.     Income Taxes

        Income tax expense (benefit) attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2011	2010	2009
Current:
Federal	$32,845	$70,381	$49,597
State and local	8,171	9,595	5,416
	41,016	79,976	55,013
Deferred:
Federal	110,495	37,897	33,421
State and local	7,216	2,204	(801)
	117,711	40,101	32,620
Total tax expense	$158,727	$120,077	$87,633

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Income tax at federal statutory rate	$145,506	$111,893	$78,424
State tax, net of federal effect	9,668	6,337	5,020
Nondeductible meals and entertainment	1,570	1,627	1,818
Change in effective state tax rate, net of federal benefit	1,611	141	592
Valuation allowance	552	--	2,197
Other, net	(180)	79	(418)
Total tax expense	$158,727	$120,077	$87,633

Income taxes receivable was $14.2 million and $23.3 million at December 31, 2011 and 2010, respectively.  These amounts have been included in other current assets in our Consolidated Balance Sheets.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010, are presented below (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Insurance accruals	$8,316	$5,892
Allowance for doubtful accounts	1,827	1,462
Compensation accrual	20,522	8,814
Deferred compensation accrual	24,727	21,072
Federal benefit of state uncertain tax positions	7,155	7,116
Equity investment	2,197	2,197
Other	3,584	2,685
Total gross deferred tax assets	68,328	49,238

Valuation allowance	(2,749)	(2,197)
Total deferred tax assets, net of valuation allowance	65,579	47,041
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	551,526	420,319
Prepaid permits and insurance, principally due to expensing for income tax purposes	17,605	19,764
Other	8,027	826
Total gross deferred tax liabilities	577,158	440,909
Net deferred tax liability	$511,579	$393,868

Guidance on accounting for uncertainty in income taxes prescribes recognition and measurement criteria and requires that we assess whether the benefits of our tax positions taken are more likely than not of being sustained under tax audits.  For the year ended December 31, 2011, we have made adjustments to the balance of unrecognized tax benefits, a component of other long-term liabilities on our Consolidated Balance Sheet, as follows (in millions):

	December 31,
	2011	2010	2009
Beginning balance	$17.3	$18.9	$14.9
Additions based on tax positions related to the current year	4.0	4.2	4.3
Additions/(reductions) based on tax positions taken in prior years	(0.3)	(1.4)	2.5
Reductions due to settlements	(0.4)	(1.8)	--
Reductions due to lapse of applicable statute of limitations	(3.2)	(2.6)	(2.8)
Ending balance	$17.4	$17.3	$18.9

At December 31, 2011 and 2010, we had a total of $17.4 million and $17.3 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $11.3 million and $11.2 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2011 and 2010, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Financial Statements.  The amount of accrued interest and penalties during the years ended December 31, 2011, 2010 and 2009, was $1.5 million, $1.1 million, and $1.0 million, respectively.  Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2011 and 2010, was $2.9 million.

Tax years 2009 and forward remain subject to examination by federal tax jurisdictions, while tax years 2001 and forward remain open for state jurisdictions.

7.    Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate.  We match a specified percentage of employee contributions, subject to certain limitations.  For the years ended December 31, 2011, 2010 and 2009, our matching contributions to the plan were $10.5 million, $5.6 million and $2.9 million, respectively.  Effective March 1, 2009, we decreased our company match percentage from 50% to 0% for participants who are salaried employees exempt from overtime compensation and from 50% to 25% for all other participants.  Effective July 14, 2010, we reinstated our company match percentage to 50% for all participants.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation.  Participants can elect to defer up to a maximum of 50% of their base salary as well as up to 85% of their bonus for the year.  The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants.  Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee.  A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of two to 25 years upon reaching age 55, having 15 years of service or becoming disabled.  Our total liability under this plan was $10.8 million as of December 31, 2011, and $10.1 million as of December 31, 2010.  These amounts are included in other long-term liabilities in our Consolidated Balance Sheets.  Participant withholdings are held by a trustee and invested in equity securities as directed by participants.  These investments are classified as trading securities and recorded at fair value.  Realized and unrealized gains and losses are recognized currently in earnings.  The investments are included in other assets in our Consolidated Balance Sheets and totaled $10.8 million as of December 31, 2011, and $10.1 million as of December 31, 2010.

8.     Financial Instruments

The carrying values and estimated fair values, based on their net present value discounted at the company’s current borrowing rate, of our long-term debt at December 31, 2011, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Revolving lines of credit	$99.8	$99.8
Variable-rate term loan	200.0	200.0
Senior notes	449.4	472.7

The carrying amounts of all other instruments at December 31, 2011, approximate their fair value due to the short maturity of these instruments.

9.     Comprehensive Income

Comprehensive income includes changes in the fair value of derivative instruments, which qualify for hedge accounting.  A reconciliation of net income and comprehensive income follows (in thousands):

	Years ended December 31,
	2011	2010	2009

Net income	$257,006	$199,617	$136,435
Realized loss reclassified to earnings related to derivative instruments accounted for as hedges, net of tax of $740	--	--	1,186
Comprehensive income	$257,006	$199,617	$137,621

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

At December 31, 2011 and 2010, our trading investments of $10.8 million and $10.1 million, respectively, were measured at fair value, using the market approach, and are considered Level 1 in the fair value hierarchy because the underlying assets are valued based on quoted prices in active markets for those investments.  Trading investments are classified in other assets in our Consolidated Balance Sheets and measured on a recurring basis.

11.  Commitments and Contingencies

As of December 31, 2011, we had approximately $20.3 million of obligations remaining under operating lease arrangements related to terminal facilities.  Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2011, are approximately $20.3 million, with payment streams as follows (in millions): 2012 - $8.0; 2013 - $5.0; 2014 - $3.2; 2015 - $2.3, 2016 - $1.3,  and 2017 and thereafter - $0.5.

Total rent expense was $24.8 million in 2011, $21.8 million in 2010, and $19.4 million in 2009.  At December 31, 2011, we had outstanding commitments to acquire approximately $308 million of revenue equipment and facilities in 2012.

During 2011, we issued financial standby letters of credit as a guarantee of our performance under certain operating agreements and self-insurance arrangements.  If we default on our commitments under the agreements or other arrangements, we are required to perform under these guarantees.  The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $8.5 million.

We are a defendant in certain class-action allegations in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  Further proceedings have been stayed in these matters pending the California Supreme Court’s decision in a case unrelated to ours involving similar issues.  Oral arguments on this unrelated but similar case were made in November 2011.  We do not know when a decision will be published.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or our liquidity.

12.  Affiliated Company

We previously owned a 37% equity interest in a logistics joint venture called Transplace, Inc. (TPI).  We routinely entered into transactions with TPI regarding the movement of freight.  We advanced $7.7 million to TPI in the form of a note receivable during a previous year.  The carrying value of this asset was subsequently reduced to zero as a result of our equity in the loss of TPI operations.  In December 2009, all of the assets and operations of TPI were sold to an unrelated third party.  Proceeds from the sale were used to repay the note holders.  We received $5.6 million as repayment of our outstanding note.  These transactions generated a $3.3 million pretax gain that was recorded in the equity in operations of affiliated company in our Consolidated Statements of Earnings in 2009.

We had no significant transactions with TPI during 2011 and 2010.  Revenues earned from TPI for providing transportation services were $13.7 million for the year ended December 31, 2009.

13.  Segment Information

We have four reportable business segments – Intermodal (JBI), Dedicated Contract Services® (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS) – which are based primarily on the services each segment provides.  The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations.  DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane or service.  DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates.  JBT business includes full-load dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail.  ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with JBHT-owned equipment.  ICS services include flatbed, refrigerated and LTL, as well as a variety of dry-van and intermodal solutions.  All transactions between reporting segments are eliminated in consolidation.

Our customers are geographically dispersed across the United States.  A summary of certain segment information as of December 31 is presented below (in millions):

	Assets (1) December 31,
	2011	2010	2009
JBI	$1,273	$1,042	$918
DCS	488	433	454
JBT	250	245	282
ICS	42	36	30
Other (includes corporate)	214	206	173
Total	$2,267	$1,962	$1,857

	Revenues Years ended December 31,
	2011	2010	2009
JBI	$2,673	$2,141	$1,764
DCS	1,031	907	757
JBT	504	479	447
ICS	356	291	259
Total segment revenues	4,564	3,818	3,227
Intersegment eliminations	(37)	(25)	(24)
Total	$4,527	$3,793	$3,203

	Operating Income (Loss) Years ended December 31,
	2011	2010	2009
JBI (2)	$301	$237	$183
DCS(2)	103	83	63
JBT	27	19	(11)
ICS	13	9	13
Total	$444	$348	$248

	Depreciation and Amortization Expense Years ended December 31,
	2011	2010	2009
JBI	$91	$77	$64
DCS	75	68	63
JBT	38	42	51
Other	10	10	11
Total	$214	$197	$189

(1)	Business segment assets exclude the net impact of intercompany transactions and accounts.
(2)	Includes pretax charges to write down the value of certain assets held for sale of $6.6 million for JBI and $3.7 million for DCS in 2009.

14.  Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2011 and 2010, are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2011:
Operating revenues	$1,000,780	$1,149,855	$1,171,270	$1,204,937
Operating income	$89,823	$113,443	$118,680	$122,287
Net earnings	$50,095	$65,696	$68,650	$72,565
Basic earnings per share	$0.41	$0.55	$0.58	$0.62
Diluted earnings per share	$0.40	$0.53	$0.57	$0.61

2010:
Operating revenues	$844,673	$942,776	$986,024	$1,020,012
Operating income	$67,440	$91,347	$91,490	$97,348
Net earnings	$37,482	$52,113	$52,169	$57,853
Basic earnings per share	$0.29	$0.41	$0.42	$0.47
Diluted earnings per share	$0.29	$0.40	$0.41	$0.46