Form 10-Q
period 2012-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2012-04-27
CIK 728535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

            Yes                 No   X

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2012 was 117,084,853.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q
For The Quarterly Period Ended March 31, 2012

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Operating revenues, excluding fuel surcharge revenues	$938,683	$831,600
Fuel surcharge revenues	227,239	169,180
Total operating revenues	1,165,922	1,000,780

Operating expenses:
Rents and purchased transportation	556,117	453,705
Salaries, wages and employee benefits	250,044	232,027
Fuel and fuel taxes	120,554	108,975
Depreciation and amortization	56,120	51,357
Operating supplies and expenses	39,811	36,648
Insurance and claims	11,045	9,847
General and administrative expenses, net of asset dispositions	3,995	6,880
Operating taxes and licenses	7,142	6,648
Communication and utilities	4,497	4,870
Total operating expenses	1,049,325	910,957
Operating income	116,597	89,823
Net interest expense	6,987	8,434
Earnings before income taxes	109,610	81,389
Income taxes	41,926	31,294
Net earnings	$67,684	$50,095

Weighted average basic shares outstanding	117,017	120,980

Basic earnings per share	$0.58	$0.41

Weighted average diluted shares outstanding	119,750	123,966

Diluted earnings per share	$0.57	$0.40

Dividends declared per common share	$0.14	$0.13

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,713	$5,450
Trade accounts receivable, net	447,706	411,479
Prepaid expenses and other	82,667	96,613
Total current assets	536,086	513,542
Property and equipment, at cost	2,713,194	2,658,143
Less accumulated depreciation	952,680	931,273
Net property and equipment	1,760,514	1,726,870
Other assets	26,262	26,920
Total assets	$2,322,862	$2,267,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$100,000	$50,000
Trade accounts payable	301,636	251,625
Claims accruals	41,931	42,364
Accrued payroll	53,570	77,107
Other accrued expenses	46,283	17,419
Total current liabilities	543,420	438,515

Long-term debt	602,119	699,177
Other long-term liabilities	46,988	45,382
Deferred income taxes	500,039	516,715
Stockholders' equity	630,296	567,543
Total liabilities and stockholders' equity	$2,322,862	$2,267,332

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$67,684	$50,095
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56,120	51,357
Share-based compensation	8,101	5,504
Gain on sale of revenue equipment and other	(5,709)	(4,364)
Benefit from deferred income taxes	(11,540)	(11,834)
Changes in operating assets and liabilities:
Trade accounts receivable	(36,227)	(51,735)
Other assets	(4,152)	13,265
Trade accounts payable	52,061	58,754
Income taxes payable or receivable	49,621	40,679
Claims accruals	(433)	904
Accrued payroll and other accrued expenses	(29,254)	(16,042)
Net cash provided by operating activities	146,272	136,583

Cash flows from investing activities:
Additions to property and equipment	(112,719)	(132,911)
Net proceeds from sale of equipment	28,937	20,565
Change in other assets	16	(12)
Net cash used in investing activities	(83,766)	(112,358)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	200,000
Payments on long-term debt	-	(200,000)
Proceeds from revolving lines of credit and other	334,093	208,470
Payments on revolving lines of credit and other	(383,304)	(165,600)
Purchase of treasury stock	-	(55,354)
Stock option exercises and other	1,218	1,048
Tax benefit of stock options exercised	2,136	705
Dividends paid	(16,386)	(15,752)
Net cash used in financing activities	(62,243)	(26,483)
Net change in cash and cash equivalents	263	(2,258)
Cash and cash equivalents at beginning of period	5,450	7,651
Cash and cash equivalents at end of period	$5,713	$5,393

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,526	$16,200
Income taxes	$1,196	$1,453

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.      General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements.  While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.  Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2012, or any other interim period.  Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

2.      Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or options, exercised or converted their holdings into common stock.  The dilutive effect of restricted and performance share units and stock options was 2.7 million shares during the first quarter 2012, compared to 3.0 million shares during the first quarter 2011.

3.      Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2012	2011
Restricted share units:
Pretax compensation expense	$6,745	$5,228
Tax benefit	2,580	2,010
Restricted share unit expense, net of tax	$4,165	$3,218
Performance share units:
Pretax compensation expense	$1,125	$-
Tax benefit	430	-
Performance share unit expense, net of tax	$695	$-
Stock options:
Pretax compensation expense	$231	$276
Tax benefit	88	106
Stock option expense, net of tax	$143	$170

      As of March 31, 2012, we had $42.2 million, $7.4 million and $1.7 million of total unrecognized compensation expense related to restricted share units, performance share units, and stock options, respectively, that is to be recognized over the remaining weighted-average period of approximately 2.8 years for restricted share units, 3.5 years for performance share units, and 1.2 years for stock options.

4.    Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	March 31, 2012	December 31, 2011
Senior revolving line of credit	$52.7	$99.8
Senior term loan	200.0	200.0
Senior notes, net of unamortized discount	449.4	449.4
Less current portion of long-term debt	(100.0)	(50.0)
Total long-term debt	$602.1	$699.2

Senior Revolving Line of Credit

At March 31, 2012, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016.  This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At March 31, 2012, we had $52.7 million outstanding at an average interest rate of 1.49% under this agreement.

Senior Term Loan

Our senior term loan at March 31, 2012, consists of a three-year, unsecured $200 million variable-rate agreement, which matures in March 2014.  We are required to make an installment payment of $50 million in March 2013, with the remaining $150 million payable at maturity.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At March 31, 2012, we had $200 million outstanding under this variable-rate senior term loan facility at an interest rate of 1.34%.

Senior Notes

Our senior notes consist of two separate issuances.  The first is $200 million of 6.08% senior notes, which mature in July 2014.  Principal payments in the amount of $50 million are due in July 2012 and 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.  The second is $250 million of 3.375% senior notes, which mature September 2015, with interest payments due semiannually in March and September of each year.  We have the option to redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2012.

5.    Capital Stock

On April 28, 2010, our Board of Directors authorized the purchase of $500 million of our common stock.  We have purchased 13.2 million shares for approximately $497 million, with $3 million remaining under this authorization at March 31, 2012.  On October 27, 2011, our Board of Directors authorized an additional purchase of up to $500 million of our common stock, resulting in a total of $503 million remaining under our share repurchase authorizations at March 31, 2012.  We did not purchase any shares under our repurchase authorizations during the three months ended March 31, 2012.  On February 2, 2012, we announced an increase in our quarterly cash dividend from $0.13 to $0.14, which was paid February 24, 2012, to stockholders of record on February 14, 2012. On April 26, 2012, our Board of Directors declared a regular quarterly dividend of $0.14 per common share, which will be paid on May 25, 2012, to stockholders of record on May 11, 2012.

6.   Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

At March 31, 2012, we had $11.7 million of trading investments measured at fair value, based on quoted market prices (Level 1).  Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets and are measured on a recurring basis.

The carrying amounts and estimated fair values using the income method (Level 2), based on their net present value, discounted at our current borrowing rate of our long-term debt at March 31, 2012, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Senior revolving line of credit	$52.7	$52.7
Senior term loan	$200.0	$200.0
Senior notes	$449.4	$471.8

The carrying amounts of all other instruments at March 31, 2012, approximate their fair value due to the short maturity of these instruments.

7.    Income Taxes

Our effective income tax rate was 38.25% for the three months ended March 31, 2012, compared with 38.45% for the three months ended March 31, 2011.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

At March 31, 2012, we had a total of $17.9 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $11.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $3.1 million at March 31, 2012.

8.    Legal Proceedings

We are a defendant in certain class-action allegations in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  Further proceedings have been stayed in these matters pending the California Supreme Court’s decision in a case unrelated to ours involving similar issues.  On April 12, 2012, the California Supreme Court issued its decision in this unrelated case, which we are currently evaluating.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

9.  Business Segments

We reported four distinct business segments during the three months ended March 31, 2012 and 2011.  These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS).  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2011.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2012	December 31, 2011
JBI	$1,319	$1,273
DCS	515	488
JBT	259	250
ICS	41	42
Other (includes corporate)	189	214
Total	$2,323	$2,267

	Operating Revenues For The Three Months Ended March 31,
	2012	2011
JBI	$694	$577
DCS	256	238
JBT	128	119
ICS	97	75
Subtotal	1,175	1,009
Inter-segment eliminations	(9)	(8)
Total	$1,166	$1,001

	Operating Income For The Three Months Ended March 31,
	2012	2011
JBI	$79.4	$62.6
DCS	28.1	18.6
JBT	4.9	5.8
ICS	4.1	2.6
Other (includes corporate)	0.1	0.2
Total	$116.6	$89.8

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2012	2011
JBI	$24.7	$21.2
DCS	19.4	17.8
JBT	9.5	9.4
ICS	0.1	0.1
Other (includes corporate)	2.4	2.9
Total	$56.1	$51.4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2011, as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state or local taxing authorities.  Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business.  You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2011, for additional information on risk factors and other events that are not within our control.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation, delivery and logistics companies in North America.  We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada and Mexico.  We generate revenues primarily from the actual movement of freight from shippers to consignees and from serving as a logistics provider by offering or arranging for others to provide the transportation service.  In addition, we offer services that generally are not provided by common truckload or intermodal carriers, including specialized equipment, on-site management, final-mile and home delivery services.  Our local and home delivery services typically are provided through the use of a network of cross dock service centers throughout the continental United States.  We also utilize a network of thousands of reliable third-party carriers to provide comprehensive transportation and logistics services.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30.  The operation of each of our four business segments is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2011.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K).  The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes.  We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.  In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2011, contains a summary of our critical accounting policies.  There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income
	2012	2011	2012	2011
JBI	694	577	79.4	62.6
DCS	256	238	28.1	18.6
JBT	128	119	4.9	5.8
ICS	97	75	4.1	2.6
Other (includes corporate)	-	-	0.1	0.2
Subtotal	1,175	1,009	116.6	89.8
Inter-segment eliminations	(9)	(8)	-	-
Total	$1,166	$1,001	$116.6	$89.8

Our total consolidated operating revenues increased to $1.2 billion for the first quarter 2012, a 17% increase from $1.0 billion in the first quarter 2011.  All four business segments contributed to this increase in operating revenue.    Higher fuel prices resulted in fuel surcharge (FSC) revenues of $227.2 million during the current quarter, compared with $169.2 million in 2011.  If FSC revenues were excluded from both periods, first quarter 2012 revenue increased 13% from 2011.

JBI segment revenue increased 20%, to $694 million during the first quarter 2012, compared with $577 million in 2011.  This increase in segment revenue was primarily a result of a 16% increase in load volume over the prior year.  Higher fuel prices and tighter capacity in the truck market contributed to our Eastern network growth of 28% and our transcontinental growth of 9%.  Fuel surcharge recovery and a 3% increase in rates also contributed to the increase in first quarter 2012 segment revenue over the prior year.  Operating income of the JBI segment increased to $79.4 million in the first quarter 2012, from $62.6 million in 2011, primarily due to increased load volume, consistent rail service, improved execution on dray movements and customer price increases.

DCS segment revenue increased 7%, to $256 million in the first quarter 2012, from $238 million in 2011.  Excluding fuel surcharges, revenue increased 5%, compared to the first quarter 2011.  This increase was primarily attributable to increased productivity and new accounts which provided a net additional 149 revenue producing trucks.  Operating income of our DCS segment increased to $28.1 million in 2012, from $18.6 million in 2011.  This increase in operating income was primarily due to the increased revenue, productivity gains and transfer of assets to more profitable accounts.  Additionally, our DCS segment operating income for the first quarter of 2011 was reduced by a $1.6 million charge related to a customer bankruptcy.

JBT segment revenue totaled $128 million for the first quarter 2012, an increase of 8% from $119 million in the first quarter 2011.  Excluding FSC, segment revenue increased 4%.  This increase in revenue was primarily a result of increased load volumes and rates, offset by weaker spot pricing and less paid empty miles.  Our JBT segment operating income decreased to $4.9 million in 2012, compared with $5.8 million during first quarter 2011.  This decrease in operating income was partly due to higher fuel costs and safety expenses, increased driver and independent contractor costs, and fewer gains on equipment sales.

ICS segment revenue grew 30%, to $97 million in the first quarter 2012, from $75 million in 2011, primarily attributable to a 14% increase in load volume, higher pricing in our transactional business and an increase in the price of fuel.  Operating income of our ICS segment increased to $4.1 million, from $2.6 million in 2011, due to increased revenue and improved overhead cost controls.  ICS gross profit (gross revenue less purchased transportation expense) increased 26% to $13.9 million from first quarter 2011.  Gross profit margin declined slightly to 14.3% in the current quarter from 14.7% in the first quarter 2011 due to increased rates paid to carriers from tighter supply and increased fuel costs.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2012	2011	2012 vs. 2011
Total operating revenues	100.0%	100.0%	16.5%
Operating expenses:
Rents and purchased transportation	47.7	45.3	22.6
Salaries, wages and employee benefits	21.4	23.2	7.8
Fuel and fuel taxes	10.3	10.9	10.6
Depreciation and amortization	4.8	5.1	9.3
Operating supplies and expenses	3.4	3.7	8.6
Insurance and claims	1.0	1.0	12.2
General and administrative expenses, net of asset dispositions	0.4	0.7	(41.9)
Operating taxes and licenses	0.6	0.6	7.4
Communication and utilities	0.4	0.5	(7.7)
Total operating expenses	90.0	91.0	15.2
Operating income	10.0	9.0	29.8
Net interest expense	0.6	0.9	(17.2)
Earnings before income taxes	9.4	8.1	34.7
Income taxes	3.6	3.1	34.0
Net earnings	5.8%	5.0%	35.1%

Total operating expenses increased 15.2%, while operating revenues increased 16.5%, during the first quarter 2012, from the comparable period 2011.  Operating income increased to $116.6 million during the first quarter 2012, from $89.8 million in 2011.

Rents and purchased transportation costs increased 22.6% in 2012.  This increase was primarily the result of the increase in load volume which increased services provided by third-party rail and truck carriers, as well as higher price of fuel, since fuel costs of third-party carriers are included in purchased transportation expense.

Salaries, wages and employee benefit costs increased 7.8% in 2012 compared with 2011.  This increase was primarily related to increases in driver and other labor pay due to increased business demand and a tighter supply of qualified drivers.

Fuel costs increased 10.6% in 2012, compared with 2011 due to a significant increase in the cost of fuel, as well as an increase in freight volume.  It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 9.3% in 2012 primarily due to additions to our JBI segment container and chassis fleet to support additional business demand, as well as truck and tractor growth and trades.  Operating supplies and expenses increased 8.6% due to toll and tire expenses related to increased activity and increased miles.  Insurance and claims expense increased 12.2% in 2012 compared with 2011, primarily due to increased cargo claims.

General and administrative expenses decreased 41.9% for the current quarter from the comparable period in 2011, primarily as a result of a decrease in bad debt expense due to a 2011 customer bankruptcy and an increase in net gains from asset sales.  Net gains from sale of revenue equipment were $5.7 million in 2012, compared with $4.4 million in 2011.

Net interest expense decreased in 2012, primarily due to lower interest rates on comparable debt levels.  Total debt increased to $702 million at March 31, 2012, from $698 million at March 31, 2011.

Our effective income tax rate was 38.25% for the three months ended March 31, 2012, compared with 38.45% for the three months ended March 31, 2011.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $146 million during the first three months of 2012, compared with $137 million for the same period 2011.  Operating cash flows increased primarily due to increased earnings and the timing of trade receivables collections, offset by increased prepaid expenses and the timing of accrued expenses.  Net cash used in investing activities totaled $84 million in 2012, compared with $112 million in 2011.  The decrease related to the timing of equipment purchases and sales.  Net cash used in financing activities increased to $62 million in 2012, compared to $26 million in 2011.  Financing expenditures consisted primarily of payments on outstanding debt for the first quarter of 2012, while net financing expenditures for the first quarter of 2011 were primarily for stock repurchases.

Debt and Liquidity Data
	March 31, 2012		December 31, 2011		March 31, 2011
Working capital ratio	0.9	9	1.1	7	1.1	2
Current portion of long-term debt (millions)	$100.	0	$50.	0	$49.	0
Total debt (millions)	$702.	1	$749.	2	$698.	2
Total debt to equity	1.1	1	1.3	2	1.2	5
Total debt as a percentage of total capital	53%		57%		56%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  The following table summarizes our expected obligations and commitments as of March 31, 2012 (in millions):
	Total	One Year Or Less	One to Three Years	Four to Five Years	After Five Years
Operating leases	$19.2	$7.3	$8.0	$3.5	$0.4
Debt obligations	702.7	100.0	300.0	302.7	0
Interest payments on debt (1)	56.5	21.9	29.3	5.3	0
Commitments to acquire revenue equipment and facilities	260.1	260.1	0	0	0
Total	$1,038.5	$389.3	$337.3	$311.5	$0.4

(1)       Interest payments on debt are based on the debt balance and applicable rate at March 31, 2012.

Our net capital expenditures were approximately $84 million during the first three months of 2012, compared with $112 million for the same period 2011.  Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments.  Capital expenditures in 2012 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment.  We are currently committed to spend approximately $260 million during the remainder of 2012, net of $6 million of expected sales proceeds from equipment dispositions.  We expect to spend in the range of $370 million and $390 million for net capital expenditures during calendar year 2012.  The table above excludes $21.0 million of potential liabilities for uncertain tax positions which are recorded on our Condensed Consolidated Balance Sheets.  However, we are unable to reasonably estimate the ultimate timing of any settlements.  Our only off-balance sheet arrangements as of March 31, 2012 were operating leases related to facility lease obligations.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2011, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $702.1 million of debt outstanding at March 31, 2012, including our senior revolving line of credit, senior term loan and senior notes issuances.  Our senior notes have fixed interest rates of 3.375% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  Our senior revolving line of credit and senior term loan have variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  Our earnings would be affected by changes in these short-term variable interest rates.  At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $2.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2012.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of March 31, 2012, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases.  As of March 31, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2012, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first three months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

ITEM 1.  LEGAL PROCEEDINGS

We are a defendant in certain class-action allegations in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  Further proceedings have been stayed in these matters pending the California Supreme Court’s decision in a case unrelated to ours involving similar issues.  On April 12, 2012, the California Supreme Court issued its decision in this unrelated case, which we are currently evaluating.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2010, our Board of Directors authorized the purchase of $500 million of our common stock.  We have purchased 13.2 million shares for approximately $497 million, with $3 million remaining under this authorization at March 31, 2012.  On October 27, 2011, our Board of Directors authorized an additional purchase of up to $500 million of our common stock, resulting in a total of $503 million remaining under our share repurchase authorizations at March 31, 2012.  We did not purchase any shares under our repurchase authorizations during the three months ended March 31, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 27th day of April, 2012.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration and Chief Financial Officer
(Principal Accounting Officer)