Form 10-Q
period 2012-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2012-07-31
CIK 728535

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

            Yes                 No   X

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2012 was 117,549,605.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q
For The Quarterly Period Ended June 30, 2012

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating revenues, excluding fuel surcharge revenues	$1,005,519	$924,689	$1,944,202	$1,756,289
Fuel surcharge revenues	249,611	225,166	476,850	394,346
Total operating revenues	1,255,130	1,149,855	2,421,052	2,150,635

Operating expenses:
Rents and purchased transportation	616,723	536,688	1,172,841	990,392
Salaries, wages and employee benefits	255,864	255,462	505,909	487,489
Fuel and fuel taxes	113,085	120,276	233,638	229,251
Depreciation and amortization	56,227	52,551	112,347	103,908
Operating supplies and expenses	45,540	40,977	85,351	77,625
Insurance and claims	12,595	11,642	23,640	21,489
General and administrative expenses, net of asset dispositions	6,356	7,515	10,350	14,396
Operating taxes and licenses	7,323	6,883	14,465	13,531
Communication and utilities	4,202	4,418	8,699	9,288
Total operating expenses	1,117,915	1,036,412	2,167,240	1,947,369
Operating income	137,215	113,443	253,812	203,266
Net interest expense	6,929	6,706	13,916	15,141
Earnings before income taxes	130,286	106,737	239,896	188,125
Income taxes	49,835	41,041	91,760	72,334
Net earnings	$80,451	$65,696	$148,136	$115,791

Weighted average basic shares outstanding	117,226	120,237	117,122	120,607

Basic earnings per share	$0.69	$0.55	$1.26	$0.96

Weighted average diluted shares outstanding	120,027	123,285	119,888	123,623

Diluted earnings per share	$0.67	$0.53	$1.24	$0.94

Dividends declared per common share	$0.14	$0.13	$0.28	$0.26

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,887	$5,450
Trade accounts receivable, net	472,077	411,479
Prepaid expenses and other	62,461	96,613
Total current assets	540,425	513,542
Property and equipment, at cost	2,777,107	2,658,143
Less accumulated depreciation	981,317	931,273
Net property and equipment	1,795,790	1,726,870
Other assets	29,061	26,920
Total assets	$2,365,276	$2,267,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$100,000	$50,000
Trade accounts payable	298,587	251,625
Claims accruals	43,980	42,364
Accrued payroll	57,683	77,107
Other accrued expenses	24,111	17,419
Total current liabilities	524,361	438,515

Long-term debt	579,462	699,177
Other long-term liabilities	49,723	45,382
Deferred income taxes	498,457	516,715
Stockholders' equity	713,273	567,543
Total liabilities and stockholders' equity	$2,365,276	$2,267,332

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net earnings	$148,136	$115,791
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	112,347	103,908
Share-based compensation	16,389	12,633
Gain on sale of revenue equipment and other	(9,773)	(6,129)
Provision/(benefit) from deferred income taxes	(13,121)	13,049
Changes in operating assets and liabilities:
Trade accounts receivable	(60,598)	(89,568)
Other assets	12,777	24,270
Trade accounts payable	50,424	81,055
Income taxes payable or receivable	20,334	41,756
Claims accruals	1,617	4,205
Accrued payroll and other accrued expenses	(17,953)	6,703
Net cash provided by operating activities	260,579	307,673

Cash flows from investing activities:
Additions to property and equipment	(214,748)	(240,354)
Net proceeds from sale of equipment	43,868	29,391
Changes in other assets	24	86
Net cash used in investing activities	(170,856)	(210,877)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	200,000
Payments on long-term debt	-	(200,000)
Proceeds from revolving lines of credit and other	719,352	412,208
Payments on revolving lines of credit and other	(789,843)	(402,400)
Purchase of treasury stock	-	(85,331)
Stock option exercises and other	5,073	4,915
Tax benefit of stock options exercised	8,912	8,703
Dividends paid	(32,780)	(31,393)
Net cash used in financing activities	(89,286)	(93,298)
Net change in cash and cash equivalents	437	3,498
Cash and cash equivalents at beginning of period	5,450	7,651
Cash and cash equivalents at end of period	$5,887	$11,149

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,324	$17,775
Income taxes	$74,525	$8,126

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

2.     Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or options exercised or converted their holdings into common stock.  The dilutive effect of restricted share units and performance share units and stock options was 2.8 million shares during the three and six months ended June 30, 2012, compared to 3.0 million shares for the three and six months ended June 30, 2011.

3.     Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restricted share units:
Pretax compensation expense	$6,899	$6,706	$13,645	$11,933
Tax benefit	2,639	2,578	5,219	4,589
Restricted share unit expense, net of tax	$4,260	$4,128	$8,426	$7,344
Performance share units:
Pretax compensation expense	$1,125	$-	$2,249	$-
Tax benefit	430	-	860	-
Performance share unit expense, net of tax	$695	$-	$1,389	$-
Stock options:
Pretax compensation expense	$264	$424	$495	$700
Tax benefit	101	163	189	269
Stock option expense, net of tax	$163	$261	$306	$431

As of June 30, 2012, we had $35.8 million, $6.3 million and $1.2 million of total unrecognized compensation expense related to restricted share units, performance share units, and stock options, respectively, that is to be recognized over the remaining weighted-average period of approximately 2.8 years for restricted share units, 3.5 years for performance share units, and 1.2 years for stock options. During the six months ended June 30, 2012, we issued 22,687 shares for vested restricted share units and 644,470 shares as a result of stock option exercises, of which 22,687 shares for vested restricted share units and 483,670 shares resulting from stock option exercises were issued during the second quarter 2012.

4.    Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	June 30, 2012	December 31, 2011
Senior revolving line of credit	$30.0	$99.8
Senior term loan	200.0	200.0
Senior notes, net of unamortized discount	449.5	449.4
Less current portion of long-term debt	(100.0)	(50.0)
Total long-term debt	$579.5	$699.2

Senior Revolving Line of Credit

At June 30, 2012, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016.  This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At June 30, 2012, we had $30.0 million outstanding at an average interest rate of 1.50% under this agreement.

Senior Term Loan

Our senior term loan at June 30, 2012, consists of a three-year, unsecured $200 million variable-rate agreement, which matures in March 2014.  We are required to make an installment payment of $50 million in March 2013, with the remaining $150 million payable at maturity.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At June 30, 2012, we had $200 million outstanding under this variable-rate senior term loan facility at an interest rate of 1.35%.

Senior Notes

Our senior notes consist of two separate issuances.  The first is $200 million of 6.08% senior notes, which mature in July 2014.  Principal payments in the amount of $50 million are due in July 2012 and 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.  The second is $250 million of 3.375% senior notes, which mature in September 2015, with interest payments due semiannually in March and September of each year.  We have the option to redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2012.

5.    Capital Stock

On April 28, 2010, our Board of Directors authorized the purchase of $500 million of our common stock.  We have purchased 13.2 million shares for approximately $497 million, with $3 million remaining under this authorization at June 30, 2012.  On October 27, 2011, our Board of Directors authorized an additional purchase of up to $500 million of our common stock, resulting in a total of $503 million remaining under our share repurchase authorizations at June 30, 2012.  We did not purchase any shares under our repurchase authorizations during the three months ended June 30, 2012.  On April 26, 2012, our Board of Directors declared a regular quarterly dividend of $0.14 per common share, which was paid on May 25, 2012, to stockholders of record on May 11, 2012.  On July 25, 2012, our Board of Directors declared a regular quarterly dividend of $0.14 per common share, which will be paid on August 17, 2012, to stockholders of record on August 3, 2012.

6.     Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

At June 30, 2012, we had $11.4 million of trading investments measured at fair value, based on quoted market prices (Level 1).  Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets and are measured at fair value on a recurring basis.

The carrying amounts and estimated fair values using the income method (Level 2), based on their net present value, discounted at our current borrowing rate of our long-term debt at June 30, 2012, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Senior revolving line of credit	$30.0	$30.0
Senior term loan	$200.0	$200.0
Senior notes	$449.5	$474.8

The carrying amounts of all other instruments at June 30, 2012, approximate their fair value due to the short maturity of these instruments or their variable rate.

7.     Income Taxes

Our effective income tax rate was 38.25% for the three and six month periods ended June 30, 2012, and 38.45% for the three and six month periods ended June 30, 2011.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

At June 30, 2012, we had a total of $18.8 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $12.2 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $3.2 million at June 30, 2012.

8.    Legal Proceedings

We are a defendant in certain class-action allegations in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  Further proceedings have been stayed in these matters pending the California Supreme Court’s decision in a case unrelated to ours involving similar issues.  In May 2012, the California Supreme Court issued its decision in this unrelated case.  We intend to file motions for summary judgment prior to allowing the case to proceed.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

9.  Business Segments

We reported four distinct business segments during the three and six months ended June 30, 2012 and 2011.  These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS).  The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2011.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	June 30, 2012	December 31, 2011
JBI	$1,395	$1,273
DCS	517	488
JBT	233	250
ICS	48	42
Other (includes corporate)	172	214
Total	$2,365	$2,267

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
JBI	$762	$676	$1,456	$1,253
DCS	267	264	523	503
JBT	126	130	254	249
ICS	109	89	207	164
Subtotal	1,264	1,159	2,440	2,169
Inter-segment eliminations	(9)	(9)	(19)	(18)
Total	$1,255	$1,150	$2,421	$2,151

	Operating Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
JBI	$93.4	$76.5	$172.8	$139.2
DCS	33.2	27.4	61.4	46.0
JBT	8.8	6.9	13.7	12.8
ICS	2.0	2.6	6.0	5.2
Other (includes corporate)	(0.2)	-	(0.1)	0.1
Total	$137.2	$113.4	$253.8	$203.3

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
JBI	$25.3	$22.1	$50.0	$43.3
DCS	19.1	18.4	38.5	36.2
JBT	9.3	9.3	18.8	18.7
ICS	0.1	0.1	0.1	0.1
Other (includes corporate)	2.4	2.7	4.9	5.6
Total	$56.2	$52.6	$112.3	$103.9

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2012	2011	2012	2011
JBI	$762	$676	$93.4	$76.5
DCS	267	264	33.2	27.4
JBT	126	130	8.8	6.9
ICS	109	89	2.0	2.6
Other (includes corporate)	-	-	(0.2)	-
Subtotal	1,264	1,159	137.2	113.4
Inter-segment eliminations	(9)	(9)	-	-
Total	$1,255	$1,150	$137.2	$113.4

Our total consolidated operating revenues increased to $1.26 billion for the second quarter 2012, a 9% increase from the $1.15 billion in the second quarter 2011. Fuel surcharge revenues increased to $249.6 million during the current quarter, compared with $225.2 million in 2011. If fuel surcharge revenues were excluded from both periods, the increase was also 9%.

JBI segment revenue increased 13%, to $762 million during the second quarter 2012, compared with $676 million in 2011.  This increase in segment revenue was primarily a result of a 13% increase in load volume with the effect of traffic mix, customer rate increases and fuel surcharges keeping revenue per load virtually flat compared to a year ago.  Load volume in our eastern network increased 21% and transcontinental loads grew by 8% over the second quarter 2011.  Operating income of the JBI segment increased to $93.4 million in the second quarter 2012, from $76.5 million in 2011, primarily due to steady demand, overall load growth and lower office personnel compensation costs, partially offset by increases in outsourced drayage costs, rail purchase transportation costs, fleet maintenance costs and driver wages.

DCS segment revenue increased 1%, to $267 million in 2012, from $264 million in 2011.  Excluding fuel surcharges, revenue also increased 1% compared to the second quarter 2011, primarily due to increased truck count from new accounts.  Productivity, which is defined as revenue per truck per week, decreased slightly compared to second quarter 2011.  Operating income of our DCS segment increased to $33.2 million in 2012, from $27.4 million in 2011.  The increase in operating income was primarily due to the transfer of assets to more profitable accounts and the decline in fuel costs throughout the quarter.  Higher safety costs, toll road charges and maintenance costs compared to 2011, partially offset the increase in operating income.

JBT segment revenue totaled $126 million for the second quarter 2012, a decrease of 3% from the $130 million in the second quarter 2011.  Excluding fuel surcharges, segment revenue also decreased 3%, primarily due to a 4% reduction in tractors year-over-year.  Rates per mile, excluding fuel surcharges, increased 3%, while length of haul declined 10%.  Our JBT segment operating income was $8.8 million, compared to $6.9 million in the second quarter 2011.  This 27% increase in operating income was the result of favorable changes in freight mix, strong seasonal spot pricing, steadily declining fuel costs and improvements in fuel efficiency.  This increase in operating income was partially offset by increases in driver wages, independent contractor costs, lower utilization and higher empty miles compared to second quarter 2011.

ICS segment revenue grew 23%, to $109 million in the second quarter 2012, from $89 million in the second quarter 2011, due to a 16% increase in load volume in contractual business, while transactional volumes remained relatively flat.  Operating income of our ICS segment decreased to $2.0 million, from $2.6 million in 2011, primarily due to a decline in gross profit margin.  Our gross profit margin decreased to 10.6% in the current quarter vs. 12.3% in the second quarter 2011, due to increased purchase transportation costs.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2012	2011	2012 vs. 2011
Total operating revenues	100.0%	100.0%	9. 2%
Operating expenses:
Rents and purchased transportation	49.2	46.7	14. 9
Salaries, wages and employee benefits	20.4	22.2	0. 2
Fuel and fuel taxes	9.0	10.5	(6. 0)
Depreciation and amortization	4.5	4.6	7. 0
Operating supplies and expenses	3.6	3.6	11. 1
Insurance and claims	1.0	1.0	8. 2
General and administrative expenses, net of asset dispositions	0.5	0.5	(15. 4)
Operating taxes and licenses	0.6	0.6	6. 4
Communication and utilities	0.3	0.4	(4. 9)
Total operating expenses	89.1	90.1	7. 9
Operating income	10.9	9.9	21. 0
Net interest expense	0.5	0.6	3. 3
Earnings before income taxes	10.4	9.3	22. 1
Income taxes	4.0	3.6	21. 4
Net earnings	6.4%	5.7%	22. 5%

Total operating expenses increased 7.9%, while operating revenues increased 9.2%, during the second quarter 2012, from the comparable period 2011. Operating income increased to $137.2 million during the second quarter 2012, from $113.4 million in 2011.

Rents and purchased transportation costs increased 14.9% in 2012.  This increase was primarily the result of the increase in load volume, which increased services provided by third-party rail and truck carriers within our JBI and ICS segments.

Salaries, wages and employee benefit costs remained flat during the second quarter 2012, compared with 2011, due to increases in driver pay offset by decreases in office personnel compensation costs.

Fuel costs decreased 6% in 2012, compared with 2011, due to decreases in the cost of fuel, offset by increases in freight volume.  It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 7% in 2012 primarily due to additions to our JBI segment container and chassis fleet to support additional business demand, as well as truck and tractor growth and trades within our JBI and DCS segments.  Operating supplies and expenses increased 11.1%, driven primarily by toll rate increases and increased tire cost and usage.  Insurance and claims expense increased 8.2% in 2012 compared with 2011, primarily due to increased accident severity.

General and administrative expenses decreased 15.4% for the current quarter from the comparable period in 2011, primarily due to an increase in net gains from asset sales.  Net gains from sale of revenue equipment were $4.1 million in 2012, compared with $1.8 million in 2011.

Net interest expense slightly increased in 2012, primarily due to increased debt levels.  Total debt increased to $679.5 million at June 30, 2012, from $664.3 million at June 30, 2011.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2012	2011	2012	2011
JBI	$1,456	$1,253	$172.8	$139.2
DCS	523	503	61.4	46.0
JBT	254	249	13.7	12.8
ICS	207	164	6.0	5.2
Other (includes corporate)	-	-	(0.1)	0.1
Subtotal	2,440	2,169	253.8	203.3
Inter-segment eliminations	(19)	(18)	-	-
Total	$2,421	$2,151	$253.8	$203.3

Our total consolidated operating revenues increased to $2.42 billion for the first six months 2012, a 13% increase from the $2.15 billion for the comparable period 2011. Higher fuel prices during the first half of the period and overall increased load volume resulted in fuel surcharge revenues of $476.9 million during the first six months 2012, compared with $394.3 million in 2011. If fuel surcharge revenues were excluded from both periods, the increase of 2012 revenue from 2011 was 11%.

JBI segment revenue increased 16%, to $1.46 billion during the first six months 2012, compared with $1.25 billion in 2011.  This increase in revenue was primarily a result of increased load volume in both our eastern and transcontinental networks.  Excluding fuel surcharge, revenues increased 15% over the comparable prior year period.  Operating income of the JBI segment increased to $172.8 million in the first six months 2012, from $139.2 million in 2011, primarily due to increased load volume and lower office personnel compensation costs over the prior year, partially offset by increased purchased transportation cost and driver wages.

DCS segment revenue increased 4%, to $523 million in 2012, from $503 million in 2011.  This revenue increase was primarily attributable to new contracts.  Operating income of our DCS segment increased to $61.4 million in 2012, from $46.0 million in 2011.  This increase in operating income was primarily due to the increased revenue, transfer of assets to more profitable accounts and increased gains on equipment dispositions, partially offset by increased driver wages and maintenance costs.  Additionally, our DCS segment operating income for the 2011 period was reduced by a $1.6 million charge related to a customer bankruptcy.

JBT segment revenue totaled $254 million for the first six months 2012, an increase of 2% from $249 million in the same period in 2011.  Excluding fuel surcharges, revenue for the first six months 2012 was flat compared to the same period 2011, on a 4% reduction in tractors year-over-year.  Increases in customer rates and load volume were offset by less paid empty miles and a reduction in average length of haul.  Our JBT segment operating income increased to $13.7 million during the first six months 2012, from $12.8 million in 2011.  This increase in operating income was due to overall cost decreases related to the reduction in the segment’s tractor fleet, offset by increased independent contractor costs and fewer gains on equipment sales.

ICS segment revenue grew 26%, to $207 million in 2012, from $164 million in 2011, primarily due to a 15% increase in loads and higher pricing in our contractual and transactional business.  Operating income of our ICS segment increased to $6.0 million, from $5.2 million in 2011, primarily due to increased revenues.  ICS gross profit margin declined slightly to 12.4% for the first six months 2012 from 13.4% for the comparable period 2011 due to increased rates paid to carriers due to a tighter supply of qualified purchased transportation providers.  Our ICS employee count increased 7% during the first six months 2012, compared with 2011, and our third-party carrier base increased 13% over 2011.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2012	2011	2012 vs. 2011
Total operating revenues	100.0%	100.0%	12. 6%
Operating expenses:
Rents and purchased transportation	48.4	46.1	18. 4
Salaries, wages and employee benefits	20.9	22.7	3. 8
Fuel and fuel taxes	9.7	10.7	1. 9
Depreciation and amortization	4.6	4.8	8. 1
Operating supplies and expenses	3.5	3.6	10. 0
Insurance and claims	1.0	1.0	10. 0
General and administrative expenses, net of asset dispositions	0.4	0.6	(28. 1)
Operating taxes and licenses	0.6	0.6	6. 9
Communication and utilities	0.4	0.4	(6. 3)
Total operating expenses	89.5	90.5	11. 3
Operating income	10.5	9.5	24. 9
Net interest expense	0.6	0.8	(8. 1)
Earnings before income taxes	9.9	8.7	27. 5
Income taxes	3.8	3.3	26. 9
Net earnings	6.1%	5.4%	27. 9%

Total operating expenses increased 11.3%, while operating revenues increased 12.6%, during the first six months 2012, from the comparable period of 2011. Operating income increased to $253.8 million during the first six months 2012, from $203.3 million in 2011.

Rents and purchased transportation costs increased 18.4% in 2012.  This increase was primarily the result of the increase in load volume which increased services provided by third-party rail and truck carriers within our JBI and ICS segments.

Salaries, wages and employee benefit costs increased 3.8% in 2012 from 2011.  This increase was primarily related to increases in driver and other labor pay due to increased business demand and a tighter supply of qualified drivers, offset by decreases in office personnel compensation costs.

Fuel costs increased 1.9% in 2012, compared with 2011, due to a net increase in the cost of fuel, as well as an increase in freight volume.  It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties.  These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 8.1% in 2012 primarily due to additions to our JBI segment container and chassis fleet to support additional business demand, as well as truck and tractor growth and trades in our JBI, DCS and JBT segments.  Operating supplies and expenses increased 10.0% driven primarily by toll rate increases and increased tire cost and usage.  Insurance and claims expense increased 10.0% in 2012 compared with 2011, primarily due to increased accident severity and increased cargo claims.

General and administrative expenses decreased 28.1% from the comparable period in 2011, primarily as a result of a decrease in bad debt expense due to a 2011 customer bankruptcy and an increase in net gains from asset sales.  Net gains from sale of revenue equipment were $9.8 million in 2012, compared with $6.1 million in 2011.

Net interest expense decreased 8.1% in 2012, due to lower interest rates, offset by increased debt levels.  Total debt increased to $679.5 million at June 30, 2012, from $664.3 million at June 30, 2011.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $261 million during the first six months of 2012, compared with $308 million for the same period 2011.  Operating cash flows decreased primarily due to timing of payments of trade accounts payable and other accrued expenses, offset by increased earnings and the timing of trade receivables collections.  Net cash used in investing activities totaled $171 million in 2012, compared with $211 million in 2011.  The decrease related to the timing of equipment purchases and sales.  Net cash used in financing activities decreased to $89 million in 2012, compared to $93 million in 2011.  Financing expenditures consisted primarily of payments on outstanding debt and dividends in 2012, while net financing expenditures in 2011 were primarily for stock repurchases and dividends.  Cash paid for income taxes during the current period increased $66.4 million when compared to the first six months of 2011 due to the effect of timing differences caused by the use of 100% bonus depreciation within the Company’s 2011 corporate tax filings.

Debt and Liquidity Data

	June 30, 2012	December 31, 2011	June 30, 2011
Working capital ratio	1.03	1.17	1.14
Current portion of long-term debt (millions)	$100.0	$50.0	$15.0
Total debt (millions)	$679.5	$749.2	$664.3
Total debt to equity	0.95	1.32	1.11
Total debt as a percentage of total capital	49%	57%	53%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future.  The following table summarizes our expected obligations and commitments as of June 30, 2012 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$19.3	$7.4	$8.5	$3.0	$0.4
Debt obligations	680.0	100.0	300.0	280.0	-
Interest payments on debt (1)	49.2	20.7	25.9	2.6	-
Commitments to acquire revenue equipment and facilities	164.1	164.1	-	-	-
Total	$912.6	$292.2	$334.4	$285.6	$0.4

(1)	Interest payments on debt are based on the debt balance and applicable rate at June 30, 2012.

Our net capital expenditures were approximately $171 million during the first six months of 2012, compared with $211 million for the same period 2011.  Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments.  Capital expenditures in 2012 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment.  We are currently committed to spend approximately $164 million during the remainder of 2012.  We expect to spend in the range of $375 million to $400 million for net capital expenditures during calendar year 2012.  The table above excludes $22 million of potential liabilities for uncertain tax positions which are recorded on our Condensed Consolidated Balance Sheets.  However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of June 30, 2012 were operating leases related to facility lease obligations.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $679.5 million of debt outstanding at June 30, 2012, including our senior revolving line of credit, senior term loan and senior notes issuances.  Our senior notes have fixed interest rates of 3.375% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  Our senior revolving line of credit and senior term loan have variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  Our earnings would be affected by changes in these short-term variable interest rates.  At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $2.3 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or six months ended June 30, 2012.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of June 30, 2012, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases.  As of June 30, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2012, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first six months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

ITEM 1.        LEGAL PROCEEDINGS

We are a defendant in certain class-action allegations in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  Further proceedings have been stayed in these matters pending the California Supreme Court’s decision in a case unrelated to ours involving similar issues.  In May 2012, the California Supreme Court issued its decision in this unrelated case.  We intend to file motions for summary judgment prior to allowing the case to proceed.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2010, our Board of Directors authorized the purchase of $500 million of our common stock.  We have purchased 13.2 million shares for approximately $497 million, with $3 million remaining under this authorization at June 30, 2012.  On October 27, 2011, our Board of Directors authorized an additional purchase of up to $500 million of our common stock, resulting in a total of $503 million remaining under our share repurchase authorizations at June 30, 2012.  We did not purchase any shares under our repurchase authorizations during the three months ended June 30, 2012.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

Not applicable.

ITEM 6.        EXHIBITS

Index to Exhibits

Exhibit Number	Exhibits

3.1	Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2	Restated Bylaws of J. B. Hunt Transport Services, Inc. dated February 4, 2010 (incorporated by reference from Exhibit 3.0 of the Company’s Current Report on Form 8-K, filed February 10, 2010)

10.1	Second Amended and Restated Management Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 31st day of July, 2012.

J.B. HUNT TRANSPORT SERVICES, INC. (Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration and Chief Financial Officer
(Principal Accounting Officer)