Form 10-Q
period 2012-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2012-10-26
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

            Yes                No  X

The number of shares of the registrant's $0.01 par value common stock outstanding on September 30, 2012 was 118,258,107.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2012

Part I. Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating revenues, excluding fuel surcharge revenues	$1,046,769	$947,381	$2,990,971	$2,703,670
Fuel surcharge revenues	249,023	223,889	725,873	618,235
Total operating revenues	1,295,792	1,171,270	3,716,844	3,321,905

Operating expenses:
Rents and purchased transportation	646,049	552,509	1,818,890	1,542,901
Salaries, wages and employee benefits	260,911	255,982	766,820	743,470
Fuel and fuel taxes	114,694	117,779	348,332	347,030
Depreciation and amortization	57,773	54,404	170,120	158,312
Operating supplies and expenses	48,281	43,164	133,632	120,789
Insurance and claims	13,745	11,042	37,385	32,531
General and administrative expenses, net of asset dispositions	9,369	6,114	19,718	20,511
Operating taxes and licenses	7,451	7,095	21,916	20,626
Communication and utilities	4,467	4,501	13,166	13,789
Total operating expenses	1,162,740	1,052,590	3,329,979	2,999,959
Operating income	133,052	118,680	386,865	321,946
Net interest expense	6,346	7,145	20,263	22,286
Earnings before income taxes	126,706	111,535	366,602	299,660
Income taxes	48,465	42,885	140,225	115,219
Net earnings	$78,241	$68,650	$226,377	$184,441

Weighted average basic shares outstanding	118,131	118,627	117,461	119,940

Basic earnings per share	$0.66	$0.58	$1.93	$1.54

Weighted average diluted shares outstanding	120,281	121,126	120,022	122,784

Diluted earnings per share	$0.65	$0.57	$1.89	$1.50

Dividends declared per common share	$0.14	$0.13	$0.42	$0.39

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,659	$5,450
Trade accounts receivable, net	504,252	411,479
Prepaid expenses and other	53,346	96,613
Total current assets	563,257	513,542
Property and equipment, at cost	2,862,385	2,658,143
Less accumulated depreciation	1,013,932	931,273
Net property and equipment	1,848,453	1,726,870
Other assets	26,632	26,920
Total assets	$2,438,342	$2,267,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$100,000	$50,000
Trade accounts payable	328,757	251,625
Claims accruals	48,194	42,364
Accrued payroll	58,315	77,107
Other accrued expenses	13,409	17,419
Total current liabilities	548,675	438,515

Long-term debt	544,904	699,177
Other long-term liabilities	46,849	45,382
Deferred income taxes	516,724	516,715
Stockholders' equity	781,190	567,543
Total liabilities and stockholders' equity	$2,438,342	$2,267,332

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net earnings	$226,377	$184,441
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	170,120	158,312
Share-based compensation	21,979	17,838
Gain on sale of revenue equipment and other	(11,707)	(10,008)
Provision for deferred income taxes	5,146	41,977
Changes in operating assets and liabilities:
Trade accounts receivable	(92,773)	(73,447)
Other assets	20,835	31,930
Trade accounts payable	78,371	82,673
Income taxes payable or receivable	15,452	44,388
Claims accruals	5,830	5,018
Accrued payroll and other accrued expenses	(22,291)	5,087
Net cash provided by operating activities	417,339	488,209

Cash flows from investing activities:
Additions to property and equipment	(329,598)	(365,923)
Net proceeds from sale of equipment	50,561	41,657
Changes in other assets	(370)	350
Net cash used in investing activities	(279,407)	(323,916)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	200,000
Payments on long-term debt	(50,000)	(200,000)
Proceeds from revolving lines of credit and other	1,174,531	736,644
Payments on revolving lines of credit and other	(1,227,543)	(623,172)
Purchase of treasury stock	-	(246,406)
Stock option exercises and other	(3,674)	2,318
Tax benefit of stock options exercised	18,288	13,470
Dividends paid	(49,325)	(47,051)
Net cash used in financing activities	(137,723)	(164,197)
Net change in cash and cash equivalents	209	96
Cash and cash equivalents at beginning of period	5,450	7,651
Cash and cash equivalents at end of period	$5,659	$7,747

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,362	$30,039
Income taxes	$99,646	$14,010

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

2. Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested or unvested stock options exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 2.1 million shares during the third quarter 2012, compared to 2.5 million shares during third quarter 2011. During the nine months ended September 30, 2012 and 2011, the dilutive effect of restricted and performance share units and stock options was 2.6 million shares and 2.8 million shares, respectively.

3. Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Restricted share units:
Pretax compensation expense	$4,628	$4,781	$18,272	$16,715
Tax benefit	1,770	1,839	6,989	6,427
Restricted share unit expense, net of tax	$2,858	$2,942	$11,283	$10,288
Performance share units:
Pretax compensation expense	$698	$-	$2,947	$-
Tax benefit	267	-	1,127	-
Performance share unit expense, net of tax	$431	$-	$1,820	$-
Stock options:
Pretax compensation expense	$264	$424	$760	$1,123
Tax benefit	101	163	291	432
Stock option expense, net of tax	$163	$261	$469	$691

As of September 30, 2012, we had $31.7 million, $5.6 million and $1.0 million of total unrecognized compensation expense related to restricted share units, performance share units, and stock options, respectively, that is to be recognized over the remaining weighted-average period of approximately 2.7 years for restricted share units, 3.5 years for performance share units, and 1.2 years for stock options. During the nine months ended September 30, 2012, we issued 769,087 shares for vested restricted share units, 36,000 shares for performance share units, and 739,720 shares as a result of stock option exercises, of which 746,400 shares for vested restricted share units, 36,000 shares for performance share units, and 95,250 shares resulting from stock option exercises were issued during the third quarter 2012.

4. Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	September 30, 2012	December 31, 2011
Senior revolving line of credit	$45.4	$99.8
Senior term loan	200.0	200.0
Senior notes, net of unamortized discount	399.5	449.4
Less current portion of long-term debt	(100.0)	(50.0)
Total long-term debt	$544.9	$699.2

Senior Revolving Line of Credit

At September 30, 2012, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At September 30, 2012, we had $45.4 million outstanding at an average interest rate of 1.30% under this agreement.

Senior Term Loan

Our senior term loan at September 30, 2012, consists of a three-year, unsecured $200 million variable-rate agreement, which matures in March 2014. We are required to make an installment payment of $50 million in March 2013, with the remaining $150 million payable at maturity. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At September 30, 2012, we had $200 million outstanding under this variable-rate senior term loan facility at an interest rate of 1.22%.

Senior Notes

Our senior notes consist of two separate issuances. The first is $150 million of 6.08% senior notes, which mature in July 2014. We are required to make an installment payment in the amount of $50 million in July 2013, with the remainder due upon maturity. Interest payments are due semiannually in January and July of each year. The second is $250 million of 3.375% senior notes, which mature in September 2015, with interest payments due semiannually in March and September of each year. We have the option to redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2012.

5. Capital Stock

On April 28, 2010, our Board of Directors authorized the purchase of $500 million of our common stock. We have purchased 13.2 million shares for approximately $497 million, with $3 million remaining under this authorization at September 30, 2012. On October 27, 2011, our Board of Directors authorized an additional purchase of up to $500 million of our common stock, resulting in a total of $503 million remaining under our share repurchase authorizations at September 30, 2012. We did not purchase any shares under our repurchase authorizations during the three months ended September 30, 2012. On July 25, 2012, our Board of Directors declared a regular quarterly dividend of $0.14 per common share, which was paid on August 17, 2012, to stockholders of record on August 3, 2012. On October 25, 2012, our Board of Directors declared a regular quarterly dividend of $0.14 per common share, which will be paid on November 30, 2012, to stockholders of record on November 16, 2012.

6. Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

At September 30, 2012, we had $10.9 million of trading investments measured at fair value, based on quoted market prices (Level 1). Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets and are measured at fair value on a recurring basis.

The carrying amounts and estimated fair values using the income method (Level 2), based on their net present value, discounted at our current borrowing rate of our long-term debt at September 30, 2012, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Senior revolving line of credit	$45.4	$45.4
Senior term loan	$200.0	$200.0
Senior notes	$399.5	$426.7

The carrying amounts of all other instruments at September 30, 2012, approximate their fair value due to the short maturity of these instruments or their variable rate.

7. Income Taxes

Our effective income tax rate was 38.25% for the three and nine month periods ended September 30, 2012, and 38.45% for the three and nine month periods ended September 30, 2011. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

At September 30, 2012, we had a total of $19.1 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $12.4 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $3.7 million at September 30, 2012.

8. Legal Proceedings

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. Further proceedings have been stayed in these matters pending the California Supreme Court's decision in a case unrelated to ours involving similar issues. In May 2012, the California Supreme Court issued its decision in this unrelated case. We intend to file motions for summary judgment prior to allowing the case to proceed as well as motions to decertify the class. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

9. Business Segments

We reported four distinct business segments during the three and nine months ended September 30, 2012 and 2011. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Truck (JBT), and Integrated Capacity Solutions (ICS). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2011. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	September 30, 2012	December 31, 2011
JBI	$1,462	$1,273
DCS	543	488
JBT	217	250
ICS	54	42
Other (includes corporate)	162	214
Total	$2,438	$2,267

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
JBI	$794	$691	$2,250	$1,944
DCS	273	269	796	771
JBT	117	127	371	376
ICS	121	93	328	257
Subtotal	1,305	1,180	3,745	3,348
Inter-segment eliminations	(9)	(9)	(28)	(26)
Total	$1,296	$1,171	$3,717	$3,322

	Operating Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
JBI	$97.9	$78.4	$270.8	$217.6
DCS	25.6	29.7	86.9	75.7
JBT	4.0	6.8	17.7	19.6
ICS	5.5	3.8	11.5	9.0
Other (includes corporate)	0.1	-	-	-
Total	$133.1	$118.7	$386.9	$321.9

	Depreciation and AmortizationExpense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
JBI	$26.5	$23.4	$76.6	$66.7
DCS	19.8	18.9	58.4	55.2
JBT	9.0	9.4	27.8	28.1
ICS	0.1	0.1	0.2	0.2
Other (includes corporate)	2.4	2.6	7.1	8.1
Total	$57.8	$54.4	$170.1	$158.3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2012	2011	2012	2011
JBI	$794	$691	$97.9	$78.4
DCS	273	269	25.6	29.7
JBT	117	127	4.0	6.8
ICS	121	93	5.5	3.8
Other (includes corporate)	-	-	0.1	-
Subtotal	1,305	1,180	133.1	118.7
Inter-segment eliminations	(9)	(9)	-	-
Total	$1,296	$1,171	$133.1	$118.7

Our total consolidated operating revenues increased to $1.3 billion for the third quarter 2012, an 11% increase from the $1.17 billion in the third quarter 2011. Fuel surcharge revenues increased to $249 million during the current quarter, compared with $223.9 million in 2011. If fuel surcharge revenues were excluded from both periods, the increase was 10%.

JBI segment revenue increased 15%, to $794 million during the third quarter 2012, compared with $691 million in 2011. This increase in segment revenue was primarily the result of a 15% increase in load volume. Load volume in our eastern network increased 22% and transcontinental loads grew by 11% over the third quarter 2011. The combination of traffic mix, customer rate increases and changes in fuel surcharges kept the segment's revenue per load flat compared to a year ago. Operating income of the JBI segment increased 25% to $97.9 million in the third quarter 2012, from $78.4 million in 2011, primarily due to steady load growth, improved container utilization and drayage efficiencies. Cost increases in rail purchase transportation and from shortages in the available driver market partially offset the benefits of improved operations.

DCS segment revenue increased 1%, to $273 million in 2012, from $269 million in 2011. Excluding fuel surcharges, revenue also increased 1% compared to the third quarter 2011. Productivity, which is defined as revenue per truck per week, decreased approximately 2% compared to third quarter 2011. Operating income of our DCS segment decreased to $25.6 million in 2012, from $29.7 million in 2011. The decrease in operating income was primarily due to implementation costs incurred from several new customer accounts. These implementation costs included increased efforts in driver hiring, equipment repositioning, personnel travel and relocation, and costs to establish necessary telecommunications and operational system infrastructure. Also contributing to the decrease in operating income were increases in safety, workers' compensation and employee health care costs when compared to the same quarter in 2011.

JBT segment revenue totaled $117 million for the third quarter 2012, a decrease of 8% from $127 million in the third quarter 2011, primarily due to an approximate 9% reduction in tractors year-over-year. Excluding fuel surcharges, segment revenue decreased 7%. Rates per mile, excluding fuel surcharges, increased approximately 6%, due primarily to changes in freight mix, more favorable spot pricing, and temporary customer fleet activity related to one-time weather events. Length of haul declined 9% during the third quarter of 2012 when compared to 2011. Our JBT segment operating income was $4 million, compared to $6.8 million in the third quarter 2011. This 41% decrease in operating income was primarily the result of lower utilization and increases in empty miles, employee health care cost, driver wages and costs to attract independent contractors when compared to third quarter 2011.

ICS segment revenue grew 30%, to $121 million in the third quarter 2012, from $93 million in the third quarter 2011, primarily due to a 38% increase in overall load volume, with both contractual and transactional business realizing volume increases. Operating income of our ICS segment increased 43% to $5.5 million, from $3.8 million in 2011, primarily due to the higher revenue. Our gross profit margin decreased to 12.8% in the current quarter vs. 13.5% in the third quarter 2011, due to increased purchase transportation costs resulting from a generally tighter supply of qualified transportation providers.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2012	2011	2012 vs. 2011
Total operating revenues	100.0%	100.0%	10.6%
Operating expenses:
Rents and purchased transportation	49.9	47.2	16.9
Salaries, wages and employee benefits	20.1	21.9	1.9
Fuel and fuel taxes	8.9	10.1	(2.6)
Depreciation and amortization	4.5	4.6	6.2
Operating supplies and expenses	3.7	3.7	11.9
Insurance and claims	1.1	0.9	24.5
General and administrative expenses, net of asset dispositions	0.6	0.5	53.2
Operating taxes and licenses	0.6	0.6	5.0
Communication and utilities	0.3	0.4	(0.8)
Total operating expenses	89.7	89.9	10.5
Operating income	10.3	10.1	12.1
Net interest expense	0.5	0.6	(11.2)
Earnings before income taxes	9.8	9.5	13.6
Income taxes	3.8	3.6	13.0
Net earnings	6.0%	5.9%	14.0%

Total operating expenses increased 10.5%, while operating revenues increased 10.6%, during the third quarter 2012, from the comparable period 2011. Operating income increased to $133.1 million during the third quarter 2012, from $118.7 million in 2011.

Rents and purchased transportation costs increased 16.9% in 2012. This increase was primarily the result of the increase in load volume and higher cost per load from services provided by third-party rail and truck carriers within our JBI and ICS segments.

Salaries, wages and employee benefit costs increased 1.9% during the third quarter 2012, compared with 2011. This increase was mostly due to an increase in driver pay, caused by increased business demand and a tighter supply of qualified drivers, and an increase in overall employee health care costs. These increases were partially offset by decreases in office personnel compensation costs.

Fuel costs decreased 2.6% in 2012, compared with 2011, due to decreased average length of haul resulting in fewer road miles during the current period. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties. These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 6.2% in 2012 primarily due to additions to our JBI segment container and chassis fleet to support additional business demand, as well as truck and tractor growth and trades in our JBI and DCS segments. Operating supplies and expenses increased 11.9%, driven primarily by toll rate increases and increased tire cost and usage. Insurance and claims expense increased 24.5% in 2012 compared with 2011, primarily due to increased accident severity.

General and administrative expenses increased 53.2% for the current quarter from the comparable period in 2011, primarily due to a decrease in net gains from asset sales. Net gains from sale of revenue equipment were $1.9 million in 2012, compared with $3.9 million in 2011.

Net interest expense decreased in 2012, primarily due to decreased debt levels and lower interest rates. Total debt decreased to $645 million at September 30, 2012, from $768 million at September 30, 2011.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

	Summary of Operating Segment Results
	For the Nine Months Ended September 30,
	(in millions)
	Operating Revenues		Operating Income
	2012	2011	2012	2011
JBI	$2,250	$1,944	$270.8	$217.6
DCS	796	771	86.9	75.7
JBT	371	376	17.7	19.6
ICS	328	257	11.5	9.0
Other (includes corporate)	-	-	-	-
Subtotal	3,745	3,348	386.9	321.9
Inter-segment eliminations	(28)	(26)	-	-
Total	$3,717	$3,322	$386.9	$321.9

Our total consolidated operating revenues increased to $3.72 billion for the first nine months 2012, a 12% increase from the $3.32 billion for the comparable period 2011. Higher fuel prices during the first portion of the period and overall increased load volume resulted in fuel surcharge revenues of $725.9 million during the first nine months 2012, compared with $618.2 million in 2011. If fuel surcharge revenues were excluded from both periods, the increase of 2012 revenue from 2011 was 11%.

JBI segment revenue increased 16%, to $2.25 billion during the first nine months 2012, compared with $1.94 billion in 2011. This increase in revenue was primarily a result of increased load volume in both our eastern and transcontinental networks. Excluding fuel surcharge, revenues increased 15% over the comparable prior year period. Operating income of the JBI segment increased to $270.8 million in the first nine months 2012, from $217.6 million in 2011, primarily due to increased load volume, partially offset by increased purchased transportation cost and driver wages.

DCS segment revenue increased 3%, to $796 million in 2012, from $771 million in 2011. This revenue increase was primarily attributable to new customer contracts. Operating income of our DCS segment increased to $86.9 million in 2012, from $75.7 million in 2011. This increase in operating income was primarily due to the increased revenue, transfer of assets to more profitable accounts and increased gains on equipment dispositions, partially offset by increased driver wages, safety and employee health care costs. Additionally, our DCS segment operating income for the 2011 period was reduced by a $1.6 million charge related to a customer bankruptcy.

JBT segment revenue totaled $371 million for the first nine months 2012, a decrease of approximately 1% from $376 million in the same period in 2011. Excluding fuel surcharges, revenue for the first nine months 2012 decreased 2% compared to the same period 2011, on a 9% reduction in tractors year-over-year. Increases in customer rates and load volume were offset by less paid empty miles and a reduction in average length of haul. Our JBT segment operating income decreased to $17.7 million during the first nine months 2012, from $19.6 million in 2011. This decrease in operating income was primarily due to decreased revenue, increased independent contractor costs and fewer gains on equipment sales, partially offset by overall cost decreases related to the reduction in the segment's tractor fleet.

ICS segment revenue grew 28%, to $328 million in 2012, from $257 million in 2011, primarily due to a 23% increase in loads and higher pricing in our contractual and transactional business. Operating income of our ICS segment increased to $11.5 million, from $9 million in 2011, primarily due to increased revenues. ICS gross profit margin declined to 12.5% for the first nine months 2012 from 13.4% for the comparable period 2011 attributable to increased rates paid to third party carriers, which was the result of a tighter supply of qualified purchased transportation providers. Our ICS 2012 period ending employee count increased 16% compared with 2011, and our third-party carrier base increased 12% over 2011.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2012	2011	2012 vs. 2011
Total operating revenues	100.0%	100.0%	11.9%
Operating expenses:
Rents and purchased transportation	48.9	46.4	17.9
Salaries, wages and employee benefits	20.6	22.4	3.1
Fuel and fuel taxes	9.4	10.4	0.4
Depreciation and amortization	4.6	4.8	7.5
Operating supplies and expenses	3.6	3.6	10.6
Insurance and claims	1.0	1.0	14.9
General and administrative expenses, net of asset dispositions	0.5	0.7	(3.9)
Operating taxes and licenses	0.6	0.6	6.3
Communication and utilities	0.4	0.4	(4.5)
Total operating expenses	89.6	90.3	11.0
Operating income	10.4	9.7	20.2
Net interest expense	0.5	0.7	(9.1)
Earnings before income taxes	9.9	9.0	22.3
Income taxes	3.8	3.4	21.7
Net earnings	6.1%	5.6%	22.7%

Total operating expenses increased 11%, while operating revenues increased 11.9%, during the first nine months 2012, from the comparable period of 2011. Operating income increased to $386.9 million during the first nine months 2012, from $321.9 million in 2011.

Rents and purchased transportation costs increased 17.9% in 2012. This increase was primarily the result of the increase in load volume and cost per load from services provided by third-party rail and truck carriers within our JBI and ICS segments.

Salaries, wages and employee benefit costs increased 3.1% in 2012 from 2011. This increase was primarily related to an increase in driver pay, caused by increased business demand and a tighter supply of qualified drivers and an increase in overall employee health care costs, partially offset by decreases in office personnel compensation costs.

Fuel costs remained relatively flat, increasing only 0.4 % in 2012, compared with 2011, due to decreased average length of haul resulting in fewer road miles during the current period. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties. These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 7.5% in 2012 primarily due to additions to our JBI segment container and chassis fleet to support additional business demand, as well as truck and tractor growth and trades in our JBI, DCS and JBT segments. Operating supplies and expenses increased 10.6% driven primarily by toll rate increases and increased tire cost and usage. Insurance and claims expense increased 14.9% in 2012 compared with 2011, primarily due to increased accident severity.

General and administrative expenses decreased 3.9% from the comparable period in 2011, primarily as a result of a decrease in bad debt expense due to a 2011 customer bankruptcy and an increase in net gains from asset sales. Net gains from sale of revenue equipment were $11.7 million in 2012, compared with $10 million in 2011.

Net interest expense decreased 9.1% in 2012, due to decreased debt levels and lower interest rates. Total debt decreased to $645 million at September 30, 2012, from $768 million at September 30, 2011.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $417 million during the first nine months of 2012, compared with $488 million for the same period 2011. Operating cash flows decreased primarily due to timing of payments of income taxes and other accrued expenses and the timing of trade receivables collections, offset by increased earnings. Net cash used in investing activities totaled $279 million in 2012, compared with $324 million in 2011. The decrease related to the timing of equipment purchases and sales. Net cash used in financing activities decreased to $138 million in 2012, compared to $164 million in 2011. Financing expenditures consisted primarily of payments on outstanding debt and dividends in 2012, while net financing expenditures in 2011 were primarily for stock repurchases and dividends. Cash paid for income taxes during the current period increased $85.6 million when compared to the first nine months of 2011 due to the effect of timing differences caused by the use of 100% bonus depreciation within the Company's 2011 corporate tax filings.

Debt and Liquidity Data

	September 30, 2012	December 31, 2011	September 30, 2011
Working capital ratio	1.03	1.17	0.98
Current portion of long-term debt (millions)	$100.0	$50.0	$50.0
Total debt (millions)	$644.9	$749.2	$768.0
Total debt to equity	0.83	1.32	1.54
Total debt as a percentage of total capital	45%	57%	61%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of September 30, 2012 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$17.8	$6.8	$8.0	$2.7	$0.3
Debt obligations	645.4	100.0	500.0	45.4	-
Interest payments on debt (1)	44.1	19.7	21.8	2.6	-
Commitments to acquire revenue equipment and facilities	77.6	77.6	-	-	-
Total	$784.9	$204.1	$529.8	$50.7	$0.3

(1)	Interest payments on debt are based on the debt balance and applicable rate at September 30, 2012.

Our net capital expenditures were approximately $279 million during the first nine months of 2012, compared with $324 million for the same period 2011. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2012 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $78 million during the remainder of 2012. We expect to spend in the range of $350 million to $375 million for net capital expenditures during calendar year 2012. The table above excludes $22.8 million of potential liabilities for uncertain tax positions which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of September 30, 2012 were operating leases related to facility lease obligations.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2011, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

●

Our business is subject to general economic and business factors, any of which could have a material adverse effect on our results of operations. Economic trends and tightening of credit in financial markets could adversely affect our ability, and the ability of our suppliers, to obtain financing for operations and capital expenditures.

●	We depend on third parties in the operation of our business.

●	Rapid changes in fuel costs could impact our periodic financial results.

●	Insurance and claims expenses could significantly reduce our earnings.

●	We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

●

We operate in a regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

●	Difficulty in attracting and retaining drivers, delivery personnel and third-party carriers could affect our profitability and ability to grow.

●	We operate in a competitive and highly fragmented industry. Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

●	Extreme or unusual weather conditions can disrupt our operations, impact freight volumes and increase our costs, all of which could have a material adverse effect on our business results.

●	Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $644.9 million of debt outstanding at September 30, 2012, including our senior revolving line of credit, senior term loan and senior notes issuances. Our senior notes have fixed interest rates of 3.375% and 6.08%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit and senior term loan have variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $2.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or nine months ended September 30, 2012. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2012, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2012, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during the third quarter 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.     LEGAL PROCEEDINGS

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. Further proceedings have been stayed in these matters pending the California Supreme Court's decision in a case unrelated to ours involving similar issues. In May 2012, the California Supreme Court issued its decision in this unrelated case. We intend to file motions for summary judgment prior to allowing the case to proceed as well as motions to decertify the class. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2010, our Board of Directors authorized the purchase of $500 million of our common stock. We have purchased 13.2 million shares for approximately $497 million, with $3 million remaining under this authorization at September 30, 2012. On October 27, 2011, our Board of Directors authorized an additional purchase of up to $500 million of our common stock, resulting in a total of $503 million remaining under our share repurchase authorizations at September 30, 2012. We did not purchase any shares under our repurchase authorizations during the three months ended September 30, 2012.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

Index to Exhibits

Exhibit Number	Exhibits

3.1

Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2	Restated Bylaws of J. B. Hunt Transport Services, Inc. dated February 4, 2010 (incorporated by reference from Exhibit 3.0 of the Company's Current Report on Form 8-K, filed February 10, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 26th day of October, 2012.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Accounting Officer)