Form 10-K
period 2012-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2013-02-22
CIK 728535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2012	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.
(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

615 J.B. Hunt Corporate Drive	72745-0130
Lowell, Arkansas	(ZIP Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 479-820-0000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      X       No _____

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes _____   No     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X       No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes      X      No _____

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
Yes _____   No      X

The aggregate market value of 90,801,299 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 29, 2012, was $5.4 billion (based upon $59.60 per share).

As of February 14, 2013, the number of outstanding shares of the registrant’s common stock was 117,549,810.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Stockholders, to be held April 25, 2013, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS

This report, including documents which are incorporated by reference, and other documents which we file periodically with the Securities and Exchange Commission (SEC), contains statements that may be considered to be “forward-looking statements.”  Such statements relate to our predictions concerning future events or operations and are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution.  These statements are based on our belief or interpretation of information currently available.  Stockholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors.  Some of the factors and events that are not within our control and that could have a material impact on future operating results include:  general economic and business conditions, competition and competitive rate fluctuations, cost and availability of diesel fuel, ability to attract and retain qualified drivers and delivery personnel, a loss of one or more major customers, interference with or termination of our relationships with certain railroads, insurance costs and availability, claims expense, retention of key employees, terrorist attacks or actions, acts of war, adverse weather conditions, new or different environmental or other laws and regulations, increased costs for new revenue equipment or decreases in the value of used equipment, and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.

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

PART I

ITEM 1.   BUSINESS

OVERVIEW

      We are one of the largest surface transportation, delivery and logistics companies in North America.  J.B. Hunt Transport Services, Inc. is a publicly held holding company that, together with our wholly owned subsidiaries, provides safe and reliable transportation and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada and Mexico.  Unless otherwise indicated by the context, “we,” “us,” “our” and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries.  We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983.  Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors.  We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers.  We also provide customized freight movement, revenue equipment, labor, systems and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts.  These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment and freight network design.  Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States.  Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL) and other specialized equipment, drivers and services.  Our customer base is extremely diverse and includes a large number of Fortune 500 companies.

We believe our ability to offer multiple services, utilizing our four business segments and a full complement of logistics services through third parties, represents a competitive advantage.  These segments include Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and full-load dry-van (JBT). Our business is somewhat seasonal, with slightly higher freight volumes typically experienced during August through early November.  Our DCS segment is subject to somewhat less seasonal variation than our other segments.  For the calendar year ended December 31, 2012, our consolidated revenue totaled $5.1 billion, after the elimination of intersegment business.  Of this total, 61% was generated by our JBI business segment, 21% by DCS, 9% by ICS, and 9% by JBT. For the year ended December 31, 2011, JBI represented 59%, DCS 23%, ICS 7%, and JBT 11% of our consolidated revenue.  For the year ended December 31, 2010, JBI represented 56%, DCS 24%, ICS 8%, and JBT 12% of our consolidated revenue.

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

OUR MISSION AND STRATEGY

We forge long-term partnerships with key customers that include supply-chain management as an integral part of their strategy.  Working in concert, we drive out cost, add value and function as an extension of their enterprise.  Our strategy is based on utilizing an integrated, multimodal approach to provide capacity-oriented solutions centered on delivering customer value and industry-leading service.  We believe our unique operating strategy can add value to customers and increase our profits and returns to stockholders.

RECENT FOCUS

We continually analyze where we believe additional capital should be invested and management resources should be focused to provide added benefits to our customers.  These actions should, in turn, yield increasing returns to our stockholders.  Unacceptable returns in certain areas have recently caused us to reduce the size of certain business segments and expand others.

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

OPERATING SEGMENTS

Segment information is also included in Note 10 to our Consolidated Financial Statements.

JBI Segment

The transportation service offerings of our JBI segment utilize arrangements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada and Mexico.  Our JBI segment began operations in 1989 forming a unique partnership with what is now the BNSF Railway Company; this was a watershed event in the industry and the first agreement that linked major rail and truckload carriers in a joint service environment.  JBI draws on the intermodal services of rail carriers for the underlying linehaul movement of its equipment between rail ramps.  The origin and destination pickup and delivery services (“drayage”) are handled by our company-owned tractors for the majority of our intermodal loads, while utilizing third-party dray carriers where economical.  By performing our own drayage services, we are able to provide a cost-competitive, seamless coordination of the combined rail and dray movements for our customers.

JBI operates 58,962 pieces of company-owned trailing equipment systemwide.  The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality.  The Company also owns and maintains its own chassis fleet, consisting of 55,361 pieces.  The containers and chassis are uniquely designed so that they may only be paired together, which the Company feels creates operational competitive advantage.  JBI also manages a fleet of 3,124 company-owned tractors, 472 independent contractor trucks and 3,859 company drivers who maintain our high service standards.  At December 31, 2012, the total JBI employee count was 4,299.  Revenue for the JBI segment in 2012 was $3.1 billion.

DCS Segment

DCS focuses on private fleet conversion and creation in final-mile delivery, replenishment and specialized equipment and services.  We also specialize in the design, development and execution of supply-chain solutions that support a variety of transportation networks.  Our final-mile delivery services are supported with a network of approximately 88 cross-dock locations nationwide, with 98% of the continental U.S. population living within 150 miles of a cross-dock location.  Our customer contracts are long-term, ranging from three to 10 years with the average being approximately 3 1/2 years.  Pricing of our contracts typically involves cost-plus arrangements, with our fixed costs being recovered regardless of equipment utilization, but are customized based on invested capital and duration.

At December 31, 2012, this segment operated 4,844 company-owned trucks, 394 customer-owned trucks, and 15 independent contractor trucks.  The DCS segment employed 7,166 people at December 31, 2012, 5,907 of whom were drivers.  DCS revenue for 2012 was $1.1 billion.

ICS Segment

ICS provides traditional freight brokerage and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment.  By leveraging the J.B. Hunt brand, systems and network, we provide a broader service offering to customers by providing flatbed, refrigerated, expedited and LTL, as well as a variety of dry-van and intermodal solutions.  ICS provides single-source logistics management for customers that desire to outsource their transportation functions and utilize our proven supply-chain technology and design expertise to improve efficiency.  ICS operates 15 remote sales offices or branches, as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2012, the ICS segment employed 453 people, with a carrier base of approximately 32,300.  ICS revenue for 2012 was $456 million.

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

At December 31, 2012, the JBT segment operated 1,192 company-owned tractors and employed 1,674 people, 1,282 of whom were drivers.  At December 31, 2012, we had 901 independent contractors operating in the JBT segment, some of whom were leasing company-owned tractors.  JBT revenue for 2012 was $484 million.

Marketing and Operations

We transport, or arrange for the transportation of, a wide range of freight, including general merchandise, specialty consumer items, appliances, forest and paper products, food and beverages, building materials, soaps and cosmetics, automotive parts, electronics, and chemicals.  Our customer base is extremely diverse and includes a large number of Fortune 500 companies.  We provide a broad range of transportation services to shippers seeking to use a variety of transportation options to optimize their supply-chain logistics needs.

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

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people.  As of December 31, 2012, we had 16,475 employees, which consisted of 11,048 company drivers, 4,300 office personnel and 1,127 maintenance technicians.  We also had arrangements with approximately 1,388 independent contractors to transport freight in our trailing equipment.  None of our employees are represented by unions or covered by collective bargaining agreements.

Revenue Equipment

Our JBI segment utilizes uniquely designed high-cube containers and chassis, which can only be paired with each other and can be separated to allow the containers to be double-stacked on rail cars.  The composition of our DCS trailing fleet varies with specific customer requirements and may include dry-vans, flatbeds, temperature-controlled, curtain-side vans, straight trucks and dump trailers.  We primarily utilize third-party carriers’ tractor and trailing equipment for our ICS segment. Our JBT segment operates primarily with 53-foot dry-van trailers.

As of December 31, 2012, our company-owned tractor and truck fleet consisted of 9,160 units.  In addition, we had approximately 1,388 independent contractors who operate their own tractors but transport freight in our trailing equipment.  We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets.  Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified.  We believe that operating with relatively newer revenue equipment provides better customer service, attracts quality drivers and lowers maintenance expense.  At December 31, 2012, the average age of our combined tractor fleet was 2.6 years, our containers averaged 4.3 years of age and our trailers averaged 9.5 years.  We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

Effective with model-year 2010 engines, the EPA has mandated lower emission standards for newly manufactured heavy-duty tractors.  The 2010 EPA-compliant engines have shown no material decrease in miles per gallon and a slight increase in operating costs due to more stringent maintenance procedures compared with prior engine standards due to Exhaust Gas Recirculation (EGR) and Selective Catalytic Reduction (SCR) technology, which achieve lower emissions.

Competition and the Industry

The freight transportation markets in which we operate are frequently referred to as highly fragmented and competitive.  Our JBI segment competes with other intermodal marketing companies, other full-load carriers that utilize railroads for a portion of the transportation service, and, to a certain extent, some railroads directly.  The diversified nature of the services provided by our DCS segment attracts competition from customers’ private fleets, other private fleet outsourcing companies, equipment leasing companies, local and regional delivery service providers, and some truckload carriers.  Our ICS segment utilizes the fragmented nature of the truck industry and competes with other non-asset-based logistics companies and freight brokers, as well as full-load carriers.  The full-load freight competition of our JBT segment includes thousands of carriers, many of which are very small.  While we compete with a number of smaller carriers on a regional basis, only a limited number of companies represent competition in all markets across the country.

We compete with other transportation service companies primarily in terms of price, on-time pickup and delivery service, availability and type of equipment capacity, and availability of carriers for logistics services.

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

In February, 2011, the FMCSA published a Notice of Proposed Rulemaking to require currently logging drivers to complete their logs using an Electronic On-Board Recorder (EOBR) and accepted comments from the public.  This proposal is ongoing.

In December 2011, the FMCSA amended the hours-of-service (HOS) safety requirements for commercial truck drivers.  Some provisions of the HOS Final Rule became effective February 27, 2012; others are effective July 1, 2013.  While we are currently evaluating the impact of the Final Rule on various segments of our operations to determine implications, we expect some negative impact on our productivity.

In July 2012, President Obama signed into law the Moving Ahead for Progress in the 21st Century Act (MAP-21), which included a variety of requirements relating to the transportation industry.  We are currently evaluating the impact of MAP-21, but do not anticipate a negative impact on our operations or productivity.

We continue to monitor the actions of the FMCSA and other regulatory agencies and evaluate all proposed rules to determine their impact on our operations.

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

Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control.  These factors include interference with, or termination of, our relationships with certain railroads, significant increases or rapid fluctuations in fuel prices, fuel taxes, interest rates, insurance premiums, self-insurance levels, excess capacity in the intermodal or trucking industries, license and registration fees, terrorist attacks or actions, acts of war, adverse weather conditions, increased costs for new revenue equipment or decreases in the value of used equipment, and difficulty in attracting and retaining qualified drivers, independent contractors and third-party carriers.

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

Our JBI business segment utilizes railroads in the performance of its transportation services.  The majority of these services are provided pursuant to contractual relationships with the railroads.  While we have agreements with a number of Class I railroads, the majority of our business travels on the Burlington Northern Santa Fe and the Norfolk Southern railways.  The inability to utilize one or more of these railroads could have a material adverse effect on our business and operating results.  In addition, a portion of the freight we deliver is imported to the United States through ports of call that are subject to labor union contracts.  Work stoppages or other disruptions at any of these ports could have a material adverse effect on our business.

Our ICS and JBT business segments utilize third parties to complete their services. These third parties are subject to similar regulation requirements, which may have a more significant impact on their operations, causing them to exit the transportation industry. Aside from use of our trailing equipment to fulfill JBT loads and periodic use of our trailing equipment to fulfill certain ICS loads, we do not own the revenue equipment or control the drivers delivering these loads. The inability to obtain reliable third-party carriers could have a material adverse effect on our operating results and business growth.

Rapid changes in fuel costs could impact our periodic financial results.

Fuel costs can be very volatile.  We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs.  Most of these programs automatically adjust weekly depending on the cost of fuel.  However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers.  In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers.  Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability.  As of December 31, 2012, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings.  If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected.  We have policies in place for 2013 with substantially the same terms as our 2012 policies for personal injury, workers’ compensation, cargo and property damage, with the exception of changing to a $100,000 deductible per claim for workers’ compensation coverage.  We purchase insurance coverage for the amounts above which we are self-insured.  If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2012, our top 10 customers, based on revenue, accounted for approximately 30% of our revenue.  Our JBI, ICS and JBT segments typically do not have long-term contracts with their customers.  While our DCS segment business may involve a long-term written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels.  A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

Significant changes in hours-of-service regulations and other motor carrier safety regulations could negatively impact our operations due to lower driver productivity or increased capital expenditures for monitoring and recordkeeping equipment.  In December 2011, the FMCSA amended the hours-of-service (HOS) safety requirements for commercial truck drivers.  Some provisions of the HOS Final Rule became effective February 27, 2012; others are effective July 1, 2013.  While we are currently evaluating the impact of the Final Rule on various segments of our operations to determine implications, we expect some negative impact on our productivity.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our corporate headquarters are in Lowell, Arkansas.  We occupy a number of buildings in Lowell that we utilize for administrative support, customer service, freight dispatch, and data processing and warehousing.  We maintain a backup data center for disaster recovery, maintenance shop and driver operations facility in Lowell.  We also own or lease approximately 40 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel and employ personnel to support operations.  These facilities vary from one acre to 35 acres in size.  Each of our business segments utilizes these facilities for various services, including bulk fueling, maintenance and driver support activities.  In addition, we have approximately 88 leased facilities in our DCS cross-dock and delivery system network and 13 leased remote sales offices or branches used in our ICS segment.  Excluded from the following table are leases for small offices and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	471	786,000	216,000
Cross-dock and delivery system facilities	--	1,208,000	88,000
Corporate headquarters, Lowell, Arkansas	117	--	262,000
Offices and data center, Lowell, Arkansas	8	--	40,000
Branch sales offices	--	--	27,000

ITEM 3.   LEGAL PROCEEDINGS

We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. Further proceedings had been stayed in these matters pending the California Supreme Court’s decision in a case unrelated to ours involving similar issues. During the second quarter of 2012, the California Supreme Court issued its decision in this unrelated case and during the fourth quarter of 2012, we filed a motion to decertify the class, which was heard and denied.  We intend to file a motion to stay further proceedings pending a decision in the Ninth Circuit Court of Appeals on yet another unrelated case, but again with similar issues.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market under the symbol “JBHT.”  At December 31, 2012, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued.  We had 117.5 million and 116.9 million shares outstanding as of December 31, 2012 and 2011, respectively.  The high and low sales prices of our common stock as reported by the National Association of Securities Dealers Automated Quotations National Market system (NASDAQ) and the quarterly dividends paid per share on our common shares were:

Period	Dividends Paid	High	Low
2012
First Quarter	$0.14	$55.30	$43.94
Second Quarter	0.14	61.18	51.88
Third Quarter	0.14	60.19	50.56
Fourth Quarter	0.29	60.67	51.47

Period	Dividends Paid	High	Low
2011
First Quarter	$0.13	$45.74	$39.72
Second Quarter	0.13	48.53	42.67
Third Quarter	0.13	49.12	34.42
Fourth Quarter	0.13	46.59	34.88

On February 14, 2013, the high and low sales prices for our common stock as reported by the NASDAQ were $67.70 and $66.66, respectively, and we had 1,107 stockholders of record.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, earnings, capital requirements and any other factors the Board of Directors may deem relevant.  On December 7, 2012, we announced an increase and a pull forward of our regular quarterly dividend typically paid in February of each calendar year. The increase announced was from $0.14 to $0.15, which was paid December 28, 2012, to stockholders of record on December 17, 2012. We do not expect to declare or pay a quarterly dividend in the first quarter of 2013 and intend to resume paying quarterly cash dividends in the second quarter of 2013. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended December 31, 2012:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)

October 1 through October 31, 2012	-	$-		-	$503
November 1 through November 30, 2012	666,223	60.04	(2)	666,223	463
December 1 through December 31, 2012	182,787	54.71		182,787	453
Total	849,010	$58.89		849,010	$453

(1)
On April 28, 2010, our Board of Directors authorized the purchase of up to $500 million of our common stock. On October 27, 2011, our Board of Directors authorized an additional purchase of $500 million of our common stock.

(2)
Number of common shares and average price paid per common share reflect the effective total purchases upon completion of our $50 million accelerated repurchase program, which commenced in November 2012. Terms of the program included a deferment of 182,787 shares until program completion in December 2012.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of stockholders of our common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group.  The peer group consists of 13 companies:  Arkansas Best Corp., CH Robinson Worldwide Inc., CON-Way Inc., Expeditor International Of Washington, HUB Group Inc., Kansas City Southern, Landstar System Inc., Old Dominion Freight Line Inc., Pacer International Inc., Ryder System Inc., Swift Transportation Company, UTI Worldwide Inc., and Werner Enterprises Inc. The graph assumes that the value of the investment in our common stock, in each of the peer groups, and in the index (including reinvestment of dividends) was $100 on December 31, 2007, and tracks it through December 31, 2012.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31
	2007	2008	2009	2010	2011	2012

J.B. Hunt Transport Services, Inc.	$100.00	$96.60	$120.60	$154.64	$172.80	$231.87
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	86.71	96.41	133.92	124.94	128.74

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)		(C)
Equity compensation plans approved by security holders	4,176,054	$4.11	(2)	9,071,146

(1)	We have no equity compensation plans that are not approved by security holders.

(2)
Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis. Accordingly, the restricted share units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6.   SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts)

Earnings data for the years ended December 31,	2012	2011	2010	2009	2008
Operating revenues	$5,055	$4,527	$3,793	$3,203	$3,732
Operating income	530	444	348	248	358
Net earnings	310	257	200	136	201
Basic earnings per share	2.64	2.16	1.60	1.08	1.60
Diluted earnings per share	2.59	2.11	1.56	1.05	1.56
Cash dividends per share	0.71	0.52	0.48	0.44	0.40
Operating expenses as a percentage of operating revenues:
Rents and purchased transportation	49.2%	46.9%	45.1%	43.6%	39.6%
Salaries, wages and employee benefits	20.5	22.1	24.0	24.9	23.0
Fuel and fuel taxes	9.2	10.2	9.1	8.5	14.0
Depreciation and amortization	4.5	4.7	5.2	5.9	5.4
Operating supplies and expenses	3.5	3.6	4.0	4.7	4.2
Insurance and claims	1.1	1.0	1.3	1.6	1.6
General and administrative expenses, net of asset dispositions	0.6	0.7	1.0	1.6	1.1
Operating taxes and licenses	0.6	0.6	0.7	0.9	0.9
Communication and utilities	0.3	0.4	0.4	0.6	0.6
Total operating expenses	89.5	90.2	90.8	92.3	90.4
Operating income	10.5	9.8	9.2	7.7	9.6
Net interest expense	0.5	0.6	0.8	0.8	0.9
Equity in operations of affiliated company	--	--	--	(0.1)	--
Earnings before income taxes	10.0	9.2	8.4	7.0	8.7
Income taxes	3.9	3.5	3.1	2.7	3.3
Net earnings	6.1%	5.7%	5.3%	4.3%	5.4%

Balance sheet data as of December 31,	2012	2011	2010	2009	2008
Working capital ratio	1.10	1.17	0.91	1.46	0.97
Total assets (millions)	$2,465	$2,267	$1,962	$1,857	$1,793
Stockholders’ equity (millions)	$792	$568	$573	$644	$529
Current portion of long-term debt (millions)	$100	$50	$200	$--	$119
Total debt (millions)	$685.3	$749.2	$654.2	$565.0	$633.5
Total debt to equity	0.87	1.32	1.14	0.88	1.20
Total debt as a percentage of total capital	46%	57%	53%	47%	54%

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates and claim type.  For 2010 through 2012, we were self-insured for $500,000 per occurrence for personal injury and property damage and fully insured for substantially all workers’ compensation claims.  We have policies in place for 2013 with substantially the same terms as our 2012 policies for personal injury, workers’ compensation, cargo and property damage, with the exception of adding a $100,000 deductible per claim for workers’ compensation coverage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable.  In doing so, the recorded liability considers future claims growth and, if applicable, conversion to fully insured status and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  At December 31, 2012, we had an accrual of approximately $38 million for estimated claims.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2012, we had a prepaid insurance asset of approximately $35 million, which represented prefunded premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis and trailers in connection with our business.  This equipment may be purchased or acquired under lease agreements.  In addition, we may rent revenue equipment from various third parties under short-term rental arrangements.  Revenue equipment that is purchased is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value.  We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment.  We have not identified any impairment to our assets at December 31, 2012.

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

Our trade accounts receivable includes amounts due from customers that have been reduced by an allowance for uncollectible accounts and revenue adjustments.  The allowance for uncollectible accounts and revenue adjustments is based on historical experience, as well as any known trends or uncertainties related to customer billing and account collectability. The adequacy of our allowance is reviewed quarterly.

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

	Percentage of Operating Revenues			Percentage Change Between Years
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Operating revenues	100.0%	100.0%	100.0%	11.7%	19.3%

Operating expenses:
Rents and purchased transportation	49.2	46.9	45.1	17.1	24.1
Salaries, wages and employee benefits	20.5	22.1	24.0	3.6	10.0
Fuel and fuel taxes	9.2	10.2	9.1	0.5	34.9
Depreciation and amortization	4.5	4.7	5.2	7.1	8.6
Operating supplies and expenses	3.5	3.6	4.0	11.3	5.2
Insurance and claims	1.1	1.0	1.3	19.8	(6.9)
General and administrative expenses, net of asset dispositions	0.6	0.7	1.0	(5.8)	(21.9)
Operating taxes and licenses	0.6	0.6	0.7	5.7	3.6
Communication and utilities	0.3	0.4	0.4	(4.0)	0.0
Total operating expenses	89.5	90.2	90.8	10.8	18.5
Operating income	10.5	9.8	9.2	19.4	27.8
Net interest expense	0.5	0.6	0.8	(10.3)	2.0
Earnings before income taxes	10.0	9.2	8.4	21.4	30.0
Income taxes	3.9	3.5	3.1	22.4	32.2
Net earnings	6.1%	5.7%	5.3%	20.8%	28.7%

2012 Compared With 2011

Consolidated Operating Revenues

Our total consolidated operating revenues were $5.1 billion in 2012, an 11.7% increase over 2011.  Higher fuel prices during the current year and overall increased load volume resulted in fuel surcharge (FSC) revenues of $997 million in 2012, compared with $849 million in 2011.  If FSC revenues were excluded from both years, our 2012 revenue increased 10.3% over 2011, driven primarily by our consolidated load growth in the current year.

Consolidated Operating Expenses

Our 2012 consolidated operating expenses increased 10.8% from 2011, compared to the 11.7% increase in revenue year over year.  This combination resulted in an improvement in our operating ratio to 89.5% from 90.2% in 2011.  Rents and purchased transportation costs increased 17.1% in 2012, primarily due to the increase in load volume that increased services from third-party rail and truck carriers.  In addition, rates paid to third-party carriers in 2012 increased when compared to 2011 due to a tighter supply of qualified providers and the higher price of fuel, since fuel costs of third-party rail and truck carriers are included in purchased transportation expense.  The total cost of salaries, wages and employee benefits increased 3.6% in 2012 from 2011.  This increase primarily related to increases in driver pay, caused by increased business demand and a tighter supply of qualified drivers and an increase in overall employee health care costs, partially offset by decreases in office personnel compensation costs.

Fuel and fuel taxes expense remained relatively flat, increasing only 0.5% in 2012 compared with 2011, due to increases in fuel prices being offset by improved fuel efficiency and fewer Company road miles during the current year.  We have fuel surcharge programs in place with the majority of our customers.  These programs typically involve a specified computation based on the change in national, regional or local fuel prices.  While these programs may incorporate fuel cost increases as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue.  As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues.  Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

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

Depreciation and amortization expense increased 7.1% in 2012, primarily due to additions to our JBI segment container and chassis fleet to support additional business demand, as well as truck and tractor growth and trades in our JBI, DCS and JBT segments.  Operating supplies and expenses increased 11.3%, driven primarily by toll rate increases and increased tire cost and usage.  Insurance and claims expense increased 19.8% for 2012, primarily due to increased accident severity and customer cargo claims.  The 5.8% decrease in general and administrative expenses was primarily the result of a decrease in bad debt expense due to a 2011 customer bankruptcy and an increase in net gains from asset sales.  Net gains from sale of revenue equipment were $17 million in 2012, compared with $14 million in 2011.

Net interest expense for 2012 decreased by 10.3% compared with 2011.  This decrease was primarily due to a decrease in debt levels and lower interest rates.

Our effective income tax rate was 38.5% in 2012 and 38.2% in 2011.  The increase in 2012 was primarily related to an increase in the provision for uncertain tax positions taken in prior years.  We expect our effective income tax rate to be between 38.0% and 38.5% for calendar year 2013.

Segments

We operated four business segments during calendar year 2012.  The operation of each of these businesses is described in our Notes to Consolidated Financial Statements.  The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment

	Years Ended December 31, (in millions)
	2012	2011	2010
JBI	$3,071	$2,673	$2,141
DCS	1,080	1,031	907
ICS	456	356	291
JBT	484	504	479
Total segment revenues	5,091	4,564	3,818
Intersegment eliminations	(36)	(37)	(25)
Total	$5,055	$4,527	$3,793

	Operating Income by Segment

	Years Ended December 31, (in millions)
	2012	2011	2010
JBI	$375	$301	$237
DCS	116	103	83
ICS	16	13	9
JBT	23	27	19
Total	$530	$444	$348

Operating Data by Segment

	Years Ended December 31,
	2012	2011	2010
JBI
Loads	1,415,663	1,248,302	1,075,027
Average length of haul (miles)	1,702	1,726	1,777
Revenue per load	$2,169	$2,141	$1,992
Average tractors during the period(1)	3,417	2,924	2,531
Tractors (end of period)
Company-owned	3,124	2,901	2,592
Independent contractor	472	213	81
Total tractors	3,596	3,114	2,673
Trailing equipment (end of period)	58,962	54,506	45,666
Average effective trailing equipment usage	54,302	49,482	41,434

DCS
Loads	1,522,740	1,444,518	1,383,565
Average length of haul (miles)	201	205	197
Revenue per truck per week(2)	$4,164	$4,175	$3,956
Average trucks during the period(3)	5,057	4,811	4,468
Trucks (end of period)
Company-owned	4,844	4,571	4,259
Independent contractor	15	17	23
Customer-owned (Dedicated-operated)	394	330	357
Total trucks	5,253	4,918	4,639
Trailing equipment (end of period)	13,448	11,211	10,688
Average effective trailing equipment usage	13,932	12,711	12,297

ICS
Loads	326,574	253,344	230,561
Revenue per load	$1,397	$1,403	$1,261
Gross profit margin	13.0%	13.5%	14.2%
Employee count (end of period)	453	384	329
Approximate number of third-party carriers (end of period)	32,300	28,800	25,600

JBT
Loads	449,366	444,851	465,493
Average length of haul (miles)	467	514	522
Loaded miles (000)	207,677	225,997	240,088
Total miles (000)	242,311	259,144	274,857
Average nonpaid empty miles per load	77.1	72.7	68.7
Revenue per tractor per week(2)	$3,891	$3,869	$3,370
Average tractors during the period(1)	2,435	2,557	2,788
Tractors (end of period)
Company-owned	1,192	1,637	1,697
Independent contractor	901	948	891
Total tractors	2,093	2,585	2,588
Trailing equipment (end of period)	8,954	9,302	10,115
Average effective trailing equipment usage	7,985	8,089	9,329

(1)         Includes company-owned and independent contractor tractors
(2)      Using weighted workdays
(3)      Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue increased 14.9% to $3.07 billion in 2012, from $2.67 billion in 2011, primarily due to a 13.4% increase in load volume.  Excluding fuel surcharge, revenues increased 13.8% in 2012 over the prior year.

Operating income in our JBI segment increased to $375 million in 2012, from $301 million in 2011, primarily due to volume growth, partially offset by increased purchased transportation cost and driver wages.

DCS Segment

DCS segment revenue increased 4.7% to $1.08 billion in 2012, from $1.03 billion in 2011.  Revenue, excluding fuel surcharges, increased 3.9% in 2012 compared to 2011, primarily from new contracts awarded.

Operating income increased to $116 million in 2012, compared with $103 million in 2011.  This increase was due to the increased revenue, transfer of assets to more profitable accounts and increased gains on equipment dispositions, partially offset by increased driver wages, insurance and claims expense and employee health care costs.  Additionally, our DCS segment operating income for 2011 was reduced by a charge related to a customer bankruptcy.

ICS Segment

ICS segment revenue grew 28.2% to $456 million in 2012, from $356 million in 2011.  This increase in revenue was primarily due to an increase in load volume in both contractual and transactional business.

Operating income increased to $16 million in 2012, compared with $13 million in 2011.  The increase was primarily due to increased revenues, partially offset by cost increases for additional headcount, branch network expansion and a single large cargo claim settlement.  ICS gross profit margin declined to 13% for 2012 from 13.5% for 2011 attributable to increased rates paid to third-party carriers, which was the result of a tighter supply of qualified purchased transportation providers.

JBT Segment

JBT segment revenue decreased 4% to $484 million in 2012, from $504 million in 2011.  Excluding surcharges, revenue for 2012 decreased 4.8% compared to 2011, on a 19% reduction in tractors year-over-year.  Increases in customer rates and load volume were offset by a reduction in average length of haul and fewer paid empty miles.

JBT segment had operating income of $23 million in 2012 compared with $27 million in 2011.  This decrease in operating income was primarily due to decreased revenue, increased independent contractor costs and fewer gains on equipment sales, partially offset by overall cost decreases related to the reduction in the segment’s tractor fleet.

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

JBT segment had operating income of $27 million in 2011, compared with $19 million in 2010.  This was mainly a result of increased rates and gains on equipment disposals, partially offset by increases in driver compensation during 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $548 million in 2012, $636 million in 2011, and $428 million in 2010. The decrease in 2012 cash provided by operating activities relative to 2011 was primarily due to the increase in cash paid for income taxes during the current period when compared to 2011 due to the effect of timing differences caused by the use of 100% bonus depreciation within the Company’s 2011 corporate tax filings.  Also contributing to the decrease was the timing of payments related to trade accounts payable and other accrued expenses.

Cash flows used in investing activities primarily relate to additions to our revenue equipment fleet, net of proceeds from disposals.  The decreased level of cash used for equipment additions during 2012 was due to the timing of these purchases.

Net cash used in financing activities during 2012 decreased from 2011, primarily due to a decrease in our treasury stock repurchases, partially offset by payments on our long-term debt and revolving lines of credit and an increase in dividends paid.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, earnings, capital requirements and other factors the Board of Directors may deem relevant.  We paid a $0.12 per share quarterly dividend in 2010, a $0.13 per share quarterly dividend in 2011, and a $0.14 per share quarterly dividend in 2012.  On December 7, 2012, we announced an increase and a pull-forward of our regular quarterly dividend typically paid in February of each calendar year. The increase announced was from $0.14 to $0.15, which was paid December 28, 2012, to stockholders of record on December 17, 2012. We do not expect to declare or pay a quarterly dividend in the first quarter of 2013 and intend to resume paying quarterly cash dividends in the second quarter of 2013. However, no assurance can be given that future dividends will be paid.

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

At December 31, 2012, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks.  This senior credit facility, which has a five-year term expiring in August 2016, allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At December 31, 2012, we had $85.8 million outstanding at an average interest rate of 2.03% under this agreement.

Our senior term loan consists of an unsecured $200 million variable-rate agreement, which matures in March 2014.  We are required to make an installment payment of $50 million in March 2013, with the remaining $150 million payable at maturity.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At December 31, 2012, we had $200 million outstanding under this variable-rate senior term loan facility at an interest rate of 1.26%.

At December 31, 2012, our senior notes consist of two separate issuances.  The first is $150 million of 6.08% senior notes, which mature in July 2014.  We are required to make an installment payment of $50 million in July 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.  The second is $250 million of 3.375% senior notes, which mature September 2015, with interest payments due semiannually in March and September of each year.  We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2012.

We believe our liquid assets, cash generated from operations and various financing arrangements will provide sufficient funds for our operating and capital requirements for the foreseeable future. Our debt-to-equity ratio decreased from 2011, due to a decrease in debt levels and an increase in equity due to current-year earnings and a reduction in our treasury stock repurchases in 2012.

We are currently committed to spend approximately $283 million, net of proceeds from sales or trade-ins during 2013, which is primarily related to containers and chassis and tractors.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases.  As of December 31, 2012, we had approximately $21.1 million of obligations, primarily related to facilities leases.

Contractual Obligations and Commitments

The following table summarizes our expected obligations and commitments (in millions) as of December 31, 2012:

	Total	2013	2014-2015	2016-2017	2018 and thereafter
Operating leases	$21.1	$7.8	$13.0	$0.3	$--
Long-term debt obligations	685.3	100.0	499.5	85.8	--
Interest payments on debt (1)	43.3	20.0	22.1	1.2	--
Commitments to acquire revenue equipment and facilities	283.1	283.1	--	--	--
Total	$1,032.8	$410.9	$534.6	$87.3	$--

(1) Interest payments on debt are based on the debt balance and applicable rate at December 31, 2012.

We had standby letters of credit outstanding of approximately $5.0 million at December 31, 2012, that expire at various dates in fiscal year 2013, which are related to certain operating agreements and our self-insured retention levels for casualty and workers’ compensation claims.  We plan to renew these letters of credit in accordance with our third-party agreements.  The table above excludes $29.8 million of liabilities related to uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the ultimate timing of settlement.  See Note 6, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding.  Of our total $685.3 million of debt, we had $285.8 million of variable-rate debt outstanding at December 31, 2012, under our revolving lines of credit and our senior term loan.  These have variable interest rates, which are based on the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  Our earnings would be affected by changes in these short-term variable interest rates.  At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $2.9 million.  Our remaining debt is fixed-rate debt, and therefore changes in market interest rates do not directly impact our interest expense.  Periodically, we enter into derivative instruments in response to market interest rates; however, at December 31, 2012, we had no such derivative financial instruments in place.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2012.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  As of December 31, 2012, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, Notes to Consolidated Financial Statements and reports thereon of our independent registered public accounting firm as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Earnings for years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Regulation S-K, Item 304(a) has previously been reported and is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 25, 2013.  There have been no disagreements with our accountants, as defined in Regulation S-K, Item 304(b).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements.  Ernst & Young LLP’s report on internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 25, 2013.

Executive Officers

The schedule of executive officers is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 25, 2013.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal accounting officer, and all other officers, employees and directors.  Our code of ethics is available on our Internet website at www.jbhunt.com.  If we make substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

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

Audit Committee

The information required by Regulation S-K, Item 407(d) is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 25, 2013.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 25, 2013.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 25, 2013.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 25, 2013.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 25, 2013.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements, Financial Statement Schedules and Exhibits:

	(1)	Financial Statements
The financial statements included in Item 8 above are filed as part of this annual report.

	(2)	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Years Ended:	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2010	$6.0	$9.5	$(9.5)	$6.0
December 31, 2011	6.0	12.6	(11.9)	6.7
December 31, 2012	6.7	11.4	(11.5)	6.6

All other schedules have been omitted either because they are not applicable or because the required information is included in our Consolidated Financial Statements or the notes thereto.

(3)	Exhibits
The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (“Exhibit Index”).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 22nd day of February, 2013.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 22nd day of February, 2013, on behalf of the registrant and in the capacities indicated.

/s/ John N. Roberts, III	President and Chief Executive Officer, Member
John N. Roberts, III	of the Board of Directors
(Principal Executive Officer)

/s/ David G. Mee	Executive Vice President, Finance and
David G. Mee	Administration, Chief Financial Officer and
Corporate Secretary
(Principal Accounting Officer)

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

10.2
Second Amended and Restated Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed July 31, 2012)

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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements.  Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/ John N. Roberts, III	/s/ David G. Mee
John N. Roberts, III	David G. Mee
President and Chief Executive Officer	Executive Vice President, Finance and
(Principal Executive Officer)	Administration, Chief Financial Officer
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Hunt Transport Services, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas
February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

We have audited J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). J.B. Hunt Transport Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, J.B. Hunt Transport Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas
February 22, 2013

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2012 and 2011
(in thousands, except share data)

Assets	2012	2011
Current assets:
Cash and cash equivalents	$5,589	$5,450
Trade accounts receivable, net	466,011	411,479
Inventories	23,065	20,932
Prepaid licenses and permits	17,632	16,735
Prepaid insurance	32,474	29,649
Deferred income taxes	-	5,136
Other current assets	9,761	24,161
Total current assets	554,532	513,542
Property and equipment, at cost:
Revenue and service equipment	2,571,083	2,344,600
Land	36,482	29,246
Structures and improvements	135,974	132,202
Furniture and office equipment	161,167	152,095
Total property and equipment	2,904,706	2,658,143
Less accumulated depreciation	1,019,232	931,273
Net property and equipment	1,885,474	1,726,870
Other assets	24,635	26,920
Total assets	$2,464,641	$2,267,332

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$100,000	$50,000
Trade accounts payable	266,722	251,625
Claims accruals	47,442	42,364
Accrued payroll	70,647	77,107
Other accrued expenses	17,199	17,419
Deferred income taxes	750	-
Total current liabilities	502,760	438,515
Long-term debt	585,347	699,177
Other long-term liabilities	53,050	45,382
Deferred income taxes	531,624	516,715
Total liabilities	1,672,781	1,699,789
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2012 and 2011, of which 117,529,307 shares and 116,932,448 shares were outstanding at December 31, 2012 and 2011, respectively)	1,671	1,671
Additional paid-in capital	207,073	192,470
Retained earnings	1,985,213	1,758,290
Treasury stock, at cost (49,570,125 shares at December 31, 2012, and 50,166,984 shares at December 31, 2011)	(1,402,097)	(1,384,888)
Total stockholders’ equity	791,860	567,543

Total liabilities and stockholders' equity	$2,464,641	$2,267,332

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2012, 2011 and 2010
(in thousands, except per share amounts)

	2012	2011	2010

Operating revenues, excluding fuel surcharge revenues	$4,058,165	$3,677,679	$3,277,218
Fuel surcharge revenues	996,815	849,163	516,267
Total operating revenues	5,054,980	4,526,842	3,793,485
Operating expenses:
Rents and purchased transportation	2,485,635	2,122,811	1,711,204
Salaries, wages and employee benefits	1,037,526	1,001,953	911,028
Fuel and fuel taxes	465,874	463,597	343,700
Depreciation and amortization	229,166	213,943	197,062
Operating supplies and expenses	178,610	160,425	152,500
Insurance and claims	53,832	44,929	48,280
General and administrative expenses, net of asset dispositions	27,231	28,900	37,017
Operating taxes and licenses	29,461	27,871	26,895
Communication and utilities	17,445	18,180	18,174
Total operating expenses	4,524,780	4,082,609	3,445,860
Operating income	530,200	444,233	347,625
Interest income	1	8	75
Interest expense	25,560	28,508	28,006
Earnings before income taxes	504,641	415,733	319,694
Income taxes	194,287	158,727	120,077
Net earnings	$310,354	$257,006	$199,617
Weighted average basic shares outstanding	117,572	119,158	124,712
Basic earnings per share	$2.64	$2.16	$1.60
Weighted average diluted shares outstanding	120,022	121,922	127,767
Diluted earnings per share	$2.59	$2.11	$1.56
Dividends declared per common share	$0.71	$0.52	$0.48

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2012, 2011 and 2010
(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balances at December 31, 2009	$1,671	$176,009	$1,423,820	$(957,647)	$643,853
Comprehensive income:
Net earnings	-	-	199,617	-	199,617
Cash dividend declared and paid ($0.48 per share)	-	-	(59,910)	-	(59,910)
Tax benefit of stock options exercised	-	12,154	-	-	12,154
Purchase of treasury shares	-	-	-	(250,892)	(250,892)
Stock compensation	-	21,397	-	-	21,397
Stock option exercises and restrictedshare issuances, net of stock repurchased for payroll taxes	-	(28,574)	-	35,376	6,802

Balances at December 31, 2010	$1,671	$180,986	$1,563,527	$(1,173,163)	$573,021
Comprehensive income:
Net earnings	-	-	257,006	-	257,006
Cash dividend declared and paid ($0.52 per share)	-	-	(62,243)	-	(62,243)
Tax benefit of stock options exercised	-	15,562	-	-	15,562
Purchase of treasury shares	-	-	-	(246,406)	(246,406)
Stock compensation	-	26,841	-	-	26,841
Stock option exercises and restrictedshare issuances, net of stock repurchased for payroll taxes	-	(30,919)	-	34,681	3,762

Balances at December 31, 2011	$1,671	$192,470	$1,758,290	$(1,384,888)	$567,543
Comprehensive income:
Net earnings	-	-	310,354	-	310,354
Cash dividend declared and paid ($0.71 per share)	-	-	(83,431)	-	(83,431)
Tax benefit of stock options exercised	-	20,090	-	-	20,090
Purchase of treasury shares	-	-	-	(50,000)	(50,000)
Stock compensation	-	29,715	-	-	29,715
Stock option exercises and restrictedshare issuances, net of stockrepurchased for payroll taxes	-	(35,202)	-	32,791	(2,411)

Balances at December 31, 2012	$1,671	$207,073	$1,985,213	$(1,402,097)	$791,860

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$310,354	$257,006	$199,617
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	229,166	213,943	197,062
Share-based compensation	29,715	26,841	21,397
Gain on sale of revenue equipment and other	(16,845)	(14,109)	(1,724)
Impairment on assets held for sale	-	-	180
Provision for deferred income taxes	20,795	117,711	40,101
Changes in operating assets and liabilities:
Trade accounts receivable	(54,532)	(60,292)	(40,848)
Income taxes receivable or payable	11,868	9,045	(21,433)
Other assets	(4,826)	1,298	(9,426)
Trade accounts payable	15,097	56,179	1,883
Claims accruals	5,078	9,722	14,096
Accrued payroll and other accrued expenses	2,174	18,348	27,173
Net cash provided by operating activities	548,044	635,692	428,078
Cash flows from investing activities:
Additions to property and equipment	(439,494)	(502,282)	(262,449)
Proceeds from sale of equipment	69,815	56,413	36,517
Change in other assets	85	340	(84)
Net cash used in investing activities	(369,594)	(445,529)	(226,016)
Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	200,000	249,207
Payments on long-term debt	(50,000)	(200,000)	-
Proceeds from revolving lines of credit and other	1,605,674	1,097,657	1,058,805
Payments on revolving lines of credit and other	(1,618,233)	(1,000,696)	(1,218,420)
Purchase of treasury stock	(50,000)	(246,406)	(250,892)
Stock option exercises and other	(2,411)	3,762	6,802
Tax benefit of stock options exercised	20,090	15,562	12,154
Dividends paid	(83,431)	(62,243)	(59,910)
Net cash used in financing activities	(178,311)	(192,364)	(202,254)
Net increase/(decrease) in cash and cash equivalents	139	(2,201)	(192)
Cash and cash equivalents at beginning of year	5,450	7,651	7,843
Cash and cash equivalents at end of year	$5,589	$5,450	$7,651
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$27,070	$30,733	$25,548
Income taxes	$132,096	$16,377	$88,717

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments.  Receivables are recorded at amounts billed to customers when loads are delivered or services are performed.  The allowance for uncollectible accounts and revenue adjustments is based on historical experience, as well as any known trends or uncertainties related to customer billing and account collectability.  The adequacy of our allowance is reviewed quarterly.  Balances are charged against the allowance when it is determined the receivable will not be recovered.  The allowance for uncollectible accounts and revenue adjustments was $6.6 million and $6.7 million at December 31, 2012 and 2011, respectively.

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

At December 31, 2012 and 2011, we had no available-for-sale securities.  See Note 7, Employee Benefit Plans, for a discussion of our trading securities.

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

Derivative Instruments

We periodically utilize derivative instruments to manage exposure to changes in interest rates.  At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness.  If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively.  We had no derivative instruments in place at December 31, 2012 and 2011.

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

	Years ended December 31,
	2012	2011	2010

Weighted average shares outstanding – basic	117,572	119,158	124,712
Effect of common stock equivalents	2,450	2,764	3,055
Weighted average shares outstanding – diluted	120,022	121,922	127,767

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables.  For the years ended December 31, 2012, 2011 and 2010, our top 10 customers, based on revenue, accounted for approximately 30%, 32% and 34%, respectively, of our total revenue.  Our top 10 customers, based on revenue, accounted for approximately 26% and 27% of our total trade accounts receivable at December 31, 2012 and 2011, respectively.  We had no individual customers with revenues greater than 10% of total revenues.

Share-based Compensation

We have share-based compensation plans covering certain employees, including officers and directors.  We account for share-based compensation utilizing the fair value recognition provisions of current accounting standards for share-based payments.  We currently utilize restricted share units, performance share units and nonstatutory stock options.  Issuances of our stock upon restricted share unit and performance share unit vesting or share option exercise are made from treasury stock.  Our restricted share unit and performance share unit awards may include both graded-vesting and cliff-vesting awards and therefore vest in increments during the requisite service period or at the end of the requisite service period, as appropriate for each type of vesting.  We recognize compensation expense on a straight-line basis over the requisite service periods within each award.

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

All impairment charges are included in “general and administrative expenses, net of asset dispositions” in our Consolidated Statements of Earnings and are reflected in our applicable business segments’ final results.  We had no active plans or assets held for sale at December 31, 2012.

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates and claim type.  For 2010 through 2012, we were self-insured for $500,000 per occurrence for personal injury and property damage and fully insured for substantially all workers’ compensation claims.  We have policies in place for 2013 with substantially the same terms as our 2012 policies for personal injury, workers’ compensation, cargo and property damage, with the exception of adding a $100,000 deductible per claim for workers’ compensation.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic and regulatory factors.  Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim.  The ultimate cost of a claim develops over time as additional information regarding the nature, timing and extent of damages claimed becomes available.  Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability.  This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable.  In doing so, the recorded liability considers future claims growth and, if applicable, conversion to fully insured status and provides an allowance for incurred-but-not-reported claims.  We do not discount our estimated losses.  At December 31, 2012 and 2011, we had an accrual of approximately $38 million and $34 million, respectively, for estimated net claims.  In addition, we are required to pay certain advanced deposits and monthly premiums.  At December 31, 2012 and 2011, we had a prepaid insurance asset of approximately $35 million and $38 million, respectively, which represented prefunded claims and premiums.

3.    Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	December 31,
	2012	2011
Senior revolving line of credit	$85.8	$99.8
Senior term loan	200.0	200.0
Senior notes, net of unamortized discount	399.5	449.4
Less current portion of long-term debt	(100.0)	(50.0)
Total long-term debt	$585.3	$699.2

Aggregate maturities of long-term debt subsequent to December 31, 2012, are as follows (in millions): 2013 - $100.0; 2014 - $250.0; 2015 - $249.5; and 2016 - $85.8.

Senior Revolving Line of Credit

At December 31, 2012, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks.  This senior credit facility, which has a five-year term expiring in August 2016, allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At December 31, 2012, we had $85.8 million outstanding at an average interest rate of 2.03% under this agreement.

Senior Term Loan

Our senior term loan consists of an unsecured $200 million variable-rate agreement, which matures in March 2014.  We are required to make an installment payment of $50 million in March 2013, with the remaining $150 million payable at maturity.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At December 31, 2012, we had $200 million outstanding under this variable-rate senior term loan facility at an interest rate of 1.26%.

Senior Notes

At December 31, 2012, our senior notes consist of two separate issuances.  The first is $150 million of 6.08% senior notes, which mature in July 2014.  We are required to make an installment payment of $50 million in July 2013, with the remainder due upon maturity.  Interest payments are due semiannually in January and July of each year.  The second is $250 million of 3.375% senior notes, which mature September 2015, with interest payments due semiannually in March and September of each year.  We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2012.

4.     Capital Stock

We have one class of preferred stock and one class of common stock.  We had no outstanding shares of preferred stock at December 31, 2012 or 2011.  Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders.  At December 31, 2012, we had 4.2 million shares of common stock to be issued upon the exercise or vesting of equity awards and 9.1 million shares reserved for future issuance pursuant to share-based payment plans.  During calendar year 2012, we purchased approximately 849,000 shares, or $50 million, of our common stock in accordance with plans authorized by our Board.  At December 31, 2012, we had $453 million available under an authorized plan to purchase our common stock.

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

Our performance share units vest based on the passage of time (currently four to 10 years) and achievement of performance criteria.  Performance share units do not contain rights to vote or receive dividends until the vesting date.  Unvested performance share units are forfeited if the employee terminates for any reason other than death or disability.  Performance shares are valued based on the fair value of the award on the grant date, adjusted for dividend estimates based on grant date dividend rates.

Our nonstatutory stock options may be granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vest over a 10-year period and are forfeited immediately if the employee terminates for any reason other than death, disability or retirement after age 55.  We did not grant any stock options during the years ended December 31, 2012, 2011 and 2010.

An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the vesting of restricted share units, performance share units, or the exercise of an option.

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

	Years ended December 31,
	2012	2011	2010
Restricted share units
Pretax compensation expense	$24,393	$24,192	$19,190
Tax benefit	9,391	9,237	7,208
Restricted share unit expense, net of tax	$15,002	$14,955	$11,982
Performance share units
Pretax compensation expense	$4,298	$816	$-
Tax benefit	1,655	312	-
Performance share unit expense, net of tax	$2,643	$504	$-
Stock options
Pretax compensation expense	$1,024	$1,833	$2,207
Tax benefit	394	700	829
Stock option expense, net of tax	$630	$1,133	$1,378

A summary of our restricted share units, performance share units and nonstatutory stock options is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	2,892,340	$24.04
Granted	755,616	34.73
Vested	(335,106)	26.26
Forfeited	(22,579)	25.44
Unvested at December 31, 2010	3,290,271	$26.26
Granted	599,125	40.89
Vested	(495,439)	29.23
Forfeited	(151,985)	23.80
Unvested at December 31, 2011	3,241,972	$28.92
Granted	400,926	55.37
Vested	(769,087)	28.57
Forfeited	(38,345)	29.32
Unvested at December 31, 2012	2,835,466	$32.75

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	-	$-
Granted	225,000	41.66
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2011	225,000	$41.66
Granted	120,500	55.57
Vested	(36,000)	41.66
Forfeited	-	-
Unvested at December 31, 2012	309,500	$47.07

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	4,214	$11.44	4.18	$87.8
Exercised	(1,189)	7.82	--	32.4
Forfeited	(27)	13.79	--	--
Outstanding at December 31, 2010	2,998	$12.86	3.55	$83.8
Exercised	(1,087)	9.68	--	38.2
Forfeited	(12)	18.29	--	--
Outstanding at December 31, 2011	1,899	$14.65	3.01	$57.8
Exercised	(863)	12.25	--	36.8
Forfeited	(5)	18.84	--	--
Outstanding at December 31, 2012	1,031	16.63	2.35	44.4
Exercisable	216	$12.74	1.81	$10.2

At December 31, 2012, we had $45.6 million, $11.0 million and $0.7 million of total unrecognized compensation expense related to restricted share units, performance share units, and stock options, respectively, that is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately 2.6 years for restricted share units, 2.9 years for performance share units, and 1.1 years for stock options.

The aggregate intrinsic value of restricted and performance share units vested and options exercised during the years ended December 31, 2012, 2011 and 2010, was $84.3 million, $61.9 million and $44.0 million, respectively.   The aggregate intrinsic value of unvested restricted and performance share units was $187.8 million at December 31, 2012.  The total fair value of shares vested for restricted share, performance share and stock option plans during the years ended December 31, 2012, 2011 and 2010, was $29.0 million, $20.0 million and $14.4 million, respectively.

6.      Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$152,140	$32,845	$70,381
State and local	21,095	8,171	9,595
	173,235	41,016	79,976
Deferred:
Federal	12,458	110,495	37,897
State and local	8,594	7,216	2,204
	21,052	117,711	40,101
Total tax expense	$194,287	$158,727	$120,077

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31,
	2012	2011	2010

Income tax at federal statutory rate	$176,624	$145,506	$111,893
State tax, net of federal effect	16,191	9,668	6,337
Nondeductible meals and entertainment	1,568	1,570	1,627
Change in effective state tax rate, net of federal benefit	126	1,611	141
Valuation allowance	--	552	--
Other, net	(222)	(180)	79
Total tax expense	$194,287	$158,727	$120,077

Income taxes receivable was $2.4 million and $14.2 million at December 31, 2012 and 2011, respectively. These amounts have been included in other current assets in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011, are presented below (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Insurance accruals	$9,713	$8,316
Allowance for doubtful accounts	1,715	1,827
Compensation accrual	16,851	20,522
Deferred compensation accrual	25,997	24,727
Federal benefit of state uncertain tax positions	10,586	7,155
Equity investment	2,197	2,197
Other	3,403	3,584
Total gross deferred tax assets	70,462	68,328

Valuation allowance	(2,749)	(2,749)
Total deferred tax assets, net of valuation allowance	67,713	65,579
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	571,830	551,526
Prepaid permits and insurance, principally due to expensing for income tax purposes	19,069	17,605
Other	9,188	8,027
Total gross deferred tax liabilities	600,087	577,158
Net deferred tax liability	$532,374	$511,579

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
	December 31,
	2012	2011	2010
Beginning balance	$17.4	$17.3	$18.9
Additions based on tax positions related to the current year	7.1	4.0	4.2
Additions/(reductions) based on tax positions taken in prior years	4.2	(0.3)	(1.4)
Reductions due to settlements	--	(0.4)	(1.8)
Reductions due to lapse of applicable statute of limitations	(2.9)	(3.2)	(2.6)
Ending balance	$25.8	$17.4	$17.3

At December 31, 2012 and 2011, we had a total of $25.8 million and $17.4 million, respectively, in gross unrecognized tax benefits. Of these amounts, $16.8 million and $11.3 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2012 and 2011, respectively. Interest and penalties related to income taxes are classified as interest expense in our Consolidated Financial Statements. The amount of accrued interest and penalties during the years ended December 31, 2012, 2011 and 2010, was $1.1 million, $1.5 million, and $1.1 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate. The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2012 and 2011, was $4.0 million and $2.9 million, respectively.

Tax years 2009 and forward remain subject to examination by federal tax jurisdictions, while tax years 2002 and forward remain open for state jurisdictions.

7.         Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate.  We match a specified percentage of employee contributions, subject to certain limitations.  For the years ended December 31, 2012, 2011 and 2010, our matching contributions to the plan were $11.1 million, $10.5 million and $5.6 million, respectively.  Effective March 1, 2009, we decreased our company match percentage from 50% to 0% for participants who are salaried employees exempt from overtime compensation and from 50% to 25% for all other participants.  Effective July 14, 2010, we reinstated our company match percentage to 50% for all participants.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation.  Participants can elect to defer up to a maximum of 50% of their base salary as well as up to 85% of their bonus for the year.  The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants.  Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee.  A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of two to 25 years upon reaching age 55, having 15 years of service or becoming disabled.  Our total liability under this plan was $11.2 million as of December 31, 2012, and $10.8 million as of December 31, 2011.  These amounts are included in other long-term liabilities in our Consolidated Balance Sheets.  Participant withholdings are held by a trustee and invested in equity securities as directed by participants.  These investments are classified as trading securities and recorded at fair value.  Realized and unrealized gains and losses are recognized currently in earnings.  The investments are included in other assets in our Consolidated Balance Sheets and totaled $11.2 million as of December 31, 2012, and 10.8 million as of December 31, 2011.

8.     Fair Value Measurements

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

At December 31, 2012 and 2011, our trading investments of $11.2 million and $10.8 million, respectively, were measured at fair value, based on quoted market prices (Level 1).  Trading investments are classified in other assets in our Consolidated Balance Sheets and measured on a recurring basis.

The carrying amounts and estimated fair values using the income method (Level 2), based on their net present value, discounted at our current borrowing rate of our long-term debt at December 31, 2012, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Revolving lines of credit	$85.8	$85.8
Variable-rate term loan	200.0	200.0
Senior notes	399.5	429.9

The carrying amounts of all other instruments at December 31, 2012, approximate their fair value due to the short maturity of these instruments.

9.     Commitments and Contingencies

As of December 31, 2012, we had approximately $21.1 million of obligations remaining under operating lease arrangements related to terminal facilities.  Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012, are approximately $21.1 million, with payment streams as follows (in millions): 2013 - $7.8; 2014 - $9.5; 2015 - $3.5, and 2016 - $0.3.

Total rent expense was $27.5 million in 2012, $24.8 million in 2011, and $21.8 million in 2010. At December 31, 2012, we had outstanding commitments to acquire approximately $283 million of revenue equipment and facilities in 2013.

During 2012, we issued financial standby letters of credit as a guarantee of our performance under certain operating agreements and self-insurance arrangements.  If we default on our commitments under the agreements or other arrangements, we are required to perform under these guarantees.  The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $5.0 million.

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. Further proceedings had been stayed in these matters pending the California Supreme Court’s decision in a case unrelated to ours involving similar issues. During the second quarter of 2012, the California Supreme Court issued its decision in this unrelated case and during the fourth quarter of 2012, we filed a motion to decertify the class, which was heard and denied.  We intend to file a motion to stay further proceedings pending a decision in the Ninth Circuit Court of Appeals on yet another unrelated case, but again with similar issues.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or our liquidity.

10.   Segment Information

We have four reportable business segments – Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT) – which are based primarily on the services each segment provides.  The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations.  DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane or service.  DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates.  ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with JBHT-owned equipment.  ICS services include flatbed, refrigerated and LTL, as well as a variety of dry-van and intermodal solutions.   JBT business includes full-load dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail. All transactions between reporting segments are eliminated in consolidation.

Our customers are geographically dispersed across the United States.  A summary of certain segment information as of December 31 is presented below (in millions):

	Assets (1) December 31,
	2012	2011	2010
JBI	$1,443	$1,273	$1,042
DCS	586	488	433
ICS	55	42	36
JBT	185	250	245
Other (includes corporate)	196	214	206
Total	$2,465	$2,267	$1,962

	Revenues Years ended December 31,
	2012	2011	2010
JBI	$3,071	$2,673	$2,141
DCS	1,080	1,031	907
ICS	456	356	291
JBT	484	504	479
Total segment revenues	5,091	4,564	3,818
Intersegment eliminations	(36)	(37)	(25)
Total	$5,055	$4,527	$3,793

(1)	Business segment assets exclude the net impact of intercompany transactions and accounts.

	Operating Income Years ended December 31,
	2012	2011	2010
JBI	$375	$301	$237
DCS	116	103	83
ICS	16	13	9
JBT	23	27	19
Total	$530	$444	$348

	Depreciation and Amortization Expense Years ended December 31,
	2012	2011	2010
JBI	$104	$91	$77
DCS	79	75	68
JBT	36	38	42
Other	10	10	10
Total	$229	$214	$197

11.  Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2012 and 2011, are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2012:

Operating revenues	$1,165,922	$1,255,130	$1,295,792	$1,338,136
Operating income	$116,597	$137,215	$133,052	$143,335
Net earnings	$67,684	$80,451	$78,241	$83,977
Basic earnings per share	$0.58	$0.69	$0.66	$0.71
Diluted earnings per share	$0.57	$0.67	$0.65	$0.70

2011:

Operating revenues	$1,000,780	$1,149,855	$1,171,270	$1,204,937
Operating income	$89,823	$113,443	$118,680	$122,287
Net earnings	$50,095	$65,696	$68,650	$72,565
Basic earnings per share	$0.41	$0.55	$0.58	$0.62
Diluted earnings per share	$0.40	$0.53	$0.57	$0.61