Form 10-Q
period 2013-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2013-04-26
CIK 728535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes                 No   X

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2013 was 117,583,210.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q
For The Quarterly Period Ended March 31, 2013
Table of Contents

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Operating revenues, excluding fuel surcharge revenues	$1,038,940	$938,683
Fuel surcharge revenues	252,647	227,239
Total operating revenues	1,291,587	1,165,922

Operating expenses:
Rents and purchased transportation	644,533	556,117
Salaries, wages and employee benefits	263,724	250,044
Fuel and fuel taxes	116,560	120,554
Depreciation and amortization	60,730	56,120
Operating supplies and expenses	44,914	39,811
Insurance and claims	12,770	11,045
General and administrative expenses, net of asset dispositions	10,985	3,995
Operating taxes and licenses	7,513	7,142
Communication and utilities	4,819	4,497
Total operating expenses	1,166,548	1,049,325
Operating income	125,039	116,597
Net interest expense	6,256	6,987
Earnings before income taxes	118,783	109,610
Income taxes	45,434	41,926
Net earnings	$73,349	$67,684

Weighted average basic shares outstanding	117,553	117,017

Basic earnings per share	$0.62	$0.58

Weighted average diluted shares outstanding	119,825	119,750

Diluted earnings per share	$0.61	$0.57

Dividends declared per common share	$-	$0.14

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,747	$5,589
Trade accounts receivable, net	529,333	466,011
Prepaid expenses and other	80,118	82,932
Total current assets	615,198	554,532
Property and equipment, at cost	2,982,697	2,904,706
Less accumulated depreciation	1,041,271	1,019,232
Net property and equipment	1,941,426	1,885,474
Other assets	29,495	24,635
Total assets	$2,586,119	$2,464,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$200,000	$100,000
Trade accounts payable	374,968	266,722
Claims accruals	49,850	47,442
Accrued payroll	54,485	70,647
Other accrued expenses	47,168	17,199
Deferred income taxes	750	750
Total current liabilities	727,221	502,760

Long-term debt	393,289	585,347
Other long-term liabilities	53,815	53,050
Deferred income taxes	536,022	531,624
Stockholders' equity	875,772	791,860
Total liabilities and stockholders' equity	$2,586,119	$2,464,641

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$73,349	$67,684
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60,730	56,120
Share-based compensation	9,137	8,101
Gain on sale of revenue equipment and other	(1,307)	(5,709)
Deferred income taxes	4,398	(11,540)
Changes in operating assets and liabilities:
Trade accounts receivable	(63,322)	(36,227)
Other assets	(4,166)	(4,152)
Trade accounts payable	108,246	52,061
Income taxes payable or receivable	37,379	49,621
Claims accruals	2,408	(433)
Accrued payroll and other accrued expenses	(20,093)	(29,254)
Net cash provided by operating activities	206,759	146,272

Cash flows from investing activities:
Additions to property and equipment	(125,537)	(112,719)
Net proceeds from sale of equipment	10,479	28,937
Change in other assets	(12)	16
Net cash used in investing activities	(115,070)	(83,766)

Cash flows from financing activities:
Payments on long-term debt	(50,000)	-
Proceeds from revolving lines of credit and other	302,643	334,093
Payments on revolving lines of credit and other	(345,600)	(383,304)
Stock option exercises and other	360	1,218
Tax benefit of stock options exercised	1,066	2,136
Dividends paid	-	(16,386)
Net cash used in financing activities	(91,531)	(62,243)
Net change in cash and cash equivalents	158	263
Cash and cash equivalents at beginning of period	5,589	5,450
Cash and cash equivalents at end of period	$5,747	$5,713

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,846	$12,526
Income taxes	$2,047	$1,196

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements.  While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2013, or any other interim period.  Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

2.     Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested or unvested stock options, exercised or converted their holdings into common stock.  The dilutive effect of restricted and performance share units and stock options was 2.3 million shares during the first quarter 2013, compared to 2.7 million shares during the first quarter 2012.

3.     Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2013	2012
Restricted share units:
Pretax compensation expense	$7,203	$6,745
Tax benefit	2,755	2,580
Restricted share unit expense, net of tax	$4,448	$4,165
Performance share units:
Pretax compensation expense	$1,571	$1,125
Tax benefit	601	430
Performance share unit expense, net of tax	$970	$695
Stock options:
Pretax compensation expense	$363	$231
Tax benefit	139	88
Stock option expense, net of tax	$224	$143

      As of March 31, 2013, we had $39.9 million, $9.4 million and $0.3 million of total unrecognized compensation expense related to restricted share units, performance share units, and stock options, respectively, that is to be recognized over the remaining weighted-average period of approximately 2.6 years for restricted share units, 2.8 years for performance share units, and 1.1 years for stock options.  During the first quarter 2013, we issued 7,492 shares for vested restricted share units and 47,100 shares as a result of stock option exercises.

4.    Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	March 31, 2013	December 31, 2012
Senior revolving line of credit	$43.7	$85.8
Senior term loan	150.0	200.0
Senior notes, net of unamortized discount	399.6	399.5
Less current portion of long-term debt	(200.0)	(100.0)
Total long-term debt	$393.3	$585.3

Senior Revolving Line of Credit

At March 31, 2013, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016.  This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At March 31, 2013, we had $43.7 million outstanding at an average interest rate of 1.15% under this agreement.

Senior Term Loan

Our senior term loan at March 31, 2013, consists of an unsecured $150 million variable-rate agreement, which matures in March 2014.  The entire $150 million balance is payable at maturity.  The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.  At March 31, 2013, the interest rate on this facility was 1.2%.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2013.

5.    Capital Stock

On October 27, 2011, our Board of Directors authorized the purchase of $500 million of our common stock, of which $453 million was remaining at March 31, 2013.  We did not purchase any shares under our repurchase authorization during the three months ended March 31, 2013.  On December 7, 2012, we announced an increase and a pull forward of our regular quarterly dividend typically paid in February of each calendar year. The increase announced was from $0.14 to $0.15 per common share, which was paid December 28, 2012, to stockholders of record on December 17, 2012.  Accordingly, we did not declare or pay a quarterly dividend in the first quarter of 2013.  On April 25, 2013, our Board of Directors declared a regular quarterly dividend of $0.15 per common share, which will be paid on May 24, 2013, to stockholders of record on May 10, 2013.

6.     Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

At March 31, 2013, we had $11.7 million of trading investments measured at fair value, based on quoted market prices (Level 1).  Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets and are measured at fair value on a recurring basis.

The carrying amounts and estimated fair values using the income method (Level 2), based on their net present value, discounted at our current borrowing rate of our long-term debt at March 31, 2013, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Senior revolving line of credit	$43.7	$43.7
Senior term loan	$150.0	$150.0
Senior notes	$399.6	$422.2

The carrying amounts of all other instruments at March 31, 2013, approximate their fair value due to the short maturity of these instruments or their variable rate.

7.    Income Taxes

Our effective income tax rate was 38.25% for the three months ended March 31, 2013 and 2012.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

At March 31, 2013, we had a total of $26.4 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $17.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $4.4 million at March 31, 2013.

8.    Legal Proceedings

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  During the first quarter of 2013, we filed a motion to stay proceedings pending a decision in the Ninth Circuit Court of Appeals on an unrelated case, but with similar issues and are awaiting a ruling.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

9.    Business Segments

We reported four distinct business segments during the three months ended March 31, 2013 and 2012.  These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT).  The operation of each of these businesses is described in Note 10, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2012.  A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2013	December 31, 2012
JBI	$1,516	$1,443
DCS	640	586
ICS	59	55
JBT	177	185
Other (includes corporate)	194	196
Total	$2,586	$2,465

	Operating Revenues For The Three Months Ended March 31,
	2013	2012
JBI	$796	$694
DCS	279	256
ICS	123	97
JBT	102	128
Subtotal	1,300	1,175
Inter-segment eliminations	(8)	(9)
Total	$1,292	$1,166

	Operating Income For The Three Months Ended March 31,
	2013	2012
JBI	$96.8	$79.4
DCS	21.9	28.1
ICS	5.2	4.1
JBT	1.1	4.9
Other (includes corporate)	-	0.1
Total	$125.0	$116.6

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2013	2012
JBI	$27.8	$24.7
DCS	22.5	19.4
ICS	0.1	0.1
JBT	7.8	9.5
Other (includes corporate)	2.5	2.4
Total	$60.7	$56.1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2012, as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available.  You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described.  Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state, or local taxing authorities.  Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business.  You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2012, for additional information on risk factors and other events that are not within our control.  Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation, delivery and logistics companies in North America.  We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada and Mexico.  Our service offerings include transportation of full-truckload containerized freight.  We have arrangements with most of the major North American rail carriers to provide the underlying line-haul movement, while we perform the majority of the pickup and delivery services using our company-owned tractors.  We also provide customized freight movement, revenue equipment, labor, systems and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts.  These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment and freight network design.  Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States.  Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL) and other specialized equipment, drivers and services.  Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services.  We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30.  The operation of each of our four business segments is described in Note 10, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2012.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K).  The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes.  We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.  In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2012, contains a summary of our critical accounting policies.  There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income
	2013	2012	2013	2012
JBI	$796	$694	$96.8	$79.4
DCS	279	256	21.9	28.1
ICS	123	97	5.2	4.1
JBT	102	128	1.1	4.9
Other (includes corporate)	-	-	-	0.1
Subtotal	1,300	1,175	125.0	116.6
Inter-segment eliminations	(8)	(9)	-	-
Total	$1,292	$1,166	$125.0	$116.6

Total consolidated operating revenues increased to $1.29 billion for the first quarter 2013, an 11% increase from $1.17 billion in the first quarter 2012.  JBI, DCS and ICS business segments contributed to this increase in operating revenue, primarily due to higher load volumes, while JBT business segment revenue declined, primarily from a 21% reduction in fleet size.    Fuel surcharge (FSC) revenues were $252.6 million during the current quarter, compared with $227.2 million in 2012.  If FSC revenues were excluded from both periods, the increase in first quarter 2013 revenue compared to 2012 is also 11%.

JBI segment revenue increased 15%, to $796 million during the first quarter 2013, compared with $694 million in 2012.  This increase in segment revenue was primarily a result of a 13% increase in load volume over the prior year.  Improved service levels and tighter capacity in the truck market contributed to Eastern network growth of 19% and transcontinental growth of 10%.  In addition to increased load volumes, higher revenue per load, which is a combination of base rate pricing, FSC and freight mix, also contributed to the segment’s overall revenue growth.  JBI segment operating income increased 22%, to $96.8 million in the first quarter 2013, from $79.4 million in 2012.  Despite increased equipment and maintenance costs, increased dray cost and higher dray purchase transportation costs, JBI operating income increased primarily due to increased load volume, consistent rail service, improved execution on dray movements and increased revenue per load.

DCS segment revenue increased 9%, to $279 million in the first quarter 2013, from $256 million in 2012.  Excluding FSC, revenue increased 10%, compared to the first quarter 2012.  This increase was primarily attributable to new long-term contracts currently being implemented.  DCS ended the first quarter 2013 with a net additional 633 revenue producing trucks when compared to the same period 2012, primarily due to new customer accounts.  DCS segment operating income decreased 22%, to $21.9 million in 2013, from $28.1 million in 2012.  The decrease in operating income was driven primarily by increased equipment and maintenance costs, lower gains on equipment sales, and increased bad debt expense.  In addition, DCS incurred approximately $1.7 million in implementation costs for the new long-term customers. These implementation costs include, but are not limited to, driver and management hiring costs and relocation, personnel travel costs, equipment repositioning costs, technology design and integration, and telecommunication and operational system infrastructure. Conversion of these exceptionally large private fleets will take approximately six to eight months to fully implement.  We anticipate incurring additional implementation expenses in the coming periods of approximately $2.5 million related to these contracts.

ICS segment revenue increased 26%, to $123 million in the first quarter 2013, from $97 million in 2012, primarily attributable to a 47% increase in load volume and higher pricing in transactional business.  Both transactional and contractual business experienced increased load volumes; however, contractual business grew more rapidly and represented 69% of total volumes for the first quarter of 2013.  Volumes grew faster than revenue primarily due to a change in freight mix driven by customer demand. ICS segment operating income increased 27% to $5.2 million, from $4.1 million in 2012, due to increased revenue and improved overhead cost controls.  ICS gross profit margin declined to 13.0% in the current quarter, from 14.3% in the first quarter 2012, due to increased rates paid to carriers from tighter supply and a competitive brokerage environment.

JBT segment revenue totaled $102 million for the first quarter 2013, a decrease of 21% from $128 million in the first quarter 2012.  Excluding FSC, the decrease in segment revenue is also 21%.  This decrease in revenue was primarily a result of a 21% reduction in fleet size, lower equipment utilization, and shorter length of haul, slightly offset by increased pricing.  JBT segment operating income decreased 78% to $1.1 million in 2013, compared with $4.9 million during first quarter 2012.  This decrease in operating income was primarily due to lower revenue, increased driver and independent contractor cost per mile, higher administrative salaries per tractor, higher maintenance and equipment cost per unit, and fewer gains on equipment sales when compared to the first quarter of 2012.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2013	2012	2013 vs. 2012
Total operating revenues	100.0%	100.0%	10. 8%
Operating expenses:
Rents and purchased transportation	49.9	47.7	15. 9
Salaries, wages and employee benefits	20.4	21.4	5. 5
Fuel and fuel taxes	9.0	10.3	(3. 3)
Depreciation and amortization	4.7	4.8	8. 2
Operating supplies and expenses	3.5	3.4	12. 8
Insurance and claims	1.0	1.0	15. 6
General and administrative expenses, net of asset dispositions	0.8	0.4	175. 0
Operating taxes and licenses	0.6	0.6	5. 2
Communication and utilities	0.4	0.4	7. 2
Total operating expenses	90.3	90.0	11. 2
Operating income	9.7	10.0	7. 2
Net interest expense	0.5	0.6	(10. 5)
Earnings before income taxes	9.2	9.4	8. 4
Income taxes	3.5	3.6	8. 4
Net earnings	5.7%	5.8%	8. 4%

Total operating expenses increased 11.2%, while operating revenues increased 10.8%, during the first quarter 2013, from the comparable period 2012.  Operating income increased to $125.0 million during the first quarter 2013, from $116.6 million in 2012.

Rents and purchased transportation costs increased 15.9% in 2013.  This increase was primarily the result of the increase in load volume, which increased services provided by third-party rail and truck carriers within JBI and ICS segments.

Salaries, wages and employee benefit costs increased 5.5% in 2013 compared with 2012.  This increase was primarily related to increases in driver and other labor pay due to increased business demand, a tighter supply of qualified drivers and new long-term customer contracts within DCS, partially offset by a reduction in driver pay within JBT due to fleet reduction.

Fuel costs decreased 3.3% in 2013, compared with 2012, due to fewer road miles during the current period, resulting from the fleet reduction within JBT, offset by increases in the JBI and DCS segments.  Depreciation and amortization expense increased 8.2% in 2013, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, as well as additional equipment purchased related to new DCS long-term customer contracts.  These increases were partially offset by the reduction in the JBT tractor fleet.

Operating supplies and expenses increased 12.8%, due to increased general maintenance costs resulting from growth in equipment fleets and increased toll activity.  Insurance and claims expense increased 15.6% in 2013 compared with 2012, primarily due to additional costs related to two large claims that occurred in prior periods, which were shared by all business units.

General and administrative expenses increased 175% for the current quarter from the comparable period in 2012, primarily due to a decrease in net gains from asset sales.  Net gains from sale of revenue equipment were $1.3 million in 2013, compared with $5.7 million in 2012.

Net interest expense decreased in 2013, primarily due to reduced debt levels.  Total debt decreased to $593 million at March 31, 2013, from $702 million at March 31, 2012.

Our effective income tax rate was 38.25% for the three months ended March 31, 2013, which was consistent with the same period in 2012.  In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $207 million during the first three months of 2013, compared with $146 million for the same period 2012.  Operating cash flows increased primarily due to increased trade accounts payables and accrued expenses at period end due to timing of payments, offset by the timing of trade receivables collections.  These timing differences are the primary reason for the change in our working capital ratios shown below.  Net cash used in investing activities totaled $115 million in 2013, compared with $84 million in 2012.  The increase related to fewer asset sales in 2013, offset by an increase in equipment purchases.  Net cash used in financing activities increased to $92 million in 2013, compared to $62 million in 2012.  This increase resulted primarily from additional payments on outstanding debt, offset by the timing of the payment of our 2013 first quarter dividend, which was pulled forward and paid in December 2012.

Debt and Liquidity Data
	March 31, 2013	December 31, 2012	March 31, 2012
Working capital ratio	0.85	1.10	0.99
Current portion of long-term debt (millions)	$200.0	$100.0	$100.0
Total debt (millions)	$593.3	$685.3	$702.1
Total debt to equity	0.68	0.87	1.11
Total debt as a percentage of total capital	40%	46%	53%

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

We believe our liquid assets, cash generated from operations and revolving line of credit, will provide sufficient funds for our operating and capital requirements for the foreseeable future.  The following table summarizes our expected obligations and commitments as of March 31, 2013 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$23.4	$8.2	$10.5	$4.5	$0.2
Debt obligations	593.3	200.0	349.6	43.7	-
Interest payments on debt (1)	33.5	17.7	15.6	0.2	-
Commitments to acquire revenue equipment and facilities	277.2	277.2	-	-	-
Total	$927.4	$503.1	$375.7	$48.4	$0.2

(1)	Interest payments on debt are based on the debt balance and applicable rate at March 31, 2013.

Our net capital expenditures were approximately $115 million during the first three months of 2013, compared with $84 million for the same period 2012.  Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments.  Capital expenditures in 2013 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment.  We are currently committed to spend approximately $277 million during the remainder of 2013.  We expect to spend in the range of $425 million to $450 million for net capital expenditures during calendar year 2013.  The table above excludes $30.8 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets.  However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of March 31, 2013, were operating leases related to facility lease obligations.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2012, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $593.3 million of debt outstanding at March 31, 2013, including our senior revolving line of credit, senior term loan and senior notes issuances.  Our senior notes have fixed interest rates of 3.375% and 6.08%.  These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense.  Our senior revolving line of credit and senior term loan have variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  Our earnings would be affected by changes in these short-term variable interest rates.  At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $1.9 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2013.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment.  As of March 31, 2013, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors.  Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges.  We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases.  As of March 31, 2013, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2013, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first three months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

ITEM 1.    LEGAL PROCEEDINGS

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  During the first quarter of 2013, we filed a motion to stay proceedings pending a decision in the Ninth Circuit Court of Appeals on an unrelated case, but with similar issues and are awaiting a ruling.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business.  Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 26th day of April, 2013.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration, Chief Financial Officer
(Principal Accounting Officer)