Form 10-Q
period 2013-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2013-07-30
CIK 728535

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2013 was 117,067,399.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2013

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating revenues, excluding fuel surcharge revenues	$1,120,164	$1,005,519	$2,159,104	$1,944,202
Fuel surcharge revenues	262,694	249,611	515,340	476,850
Total operating revenues	1,382,858	1,255,130	2,674,444	2,421,052

Operating expenses:
Rents and purchased transportation	693,795	616,723	1,338,328	1,172,841
Salaries, wages and employee benefits	282,252	255,864	545,976	505,909
Fuel and fuel taxes	110,280	113,085	226,840	233,638
Depreciation and amortization	62,283	56,227	123,013	112,347
Operating supplies and expenses	49,626	45,540	94,540	85,351
Insurance and claims	12,111	12,595	24,881	23,640
General and administrative expenses, net of asset dispositions	12,425	6,356	23,409	10,350
Operating taxes and licenses	8,042	7,323	15,555	14,465
Communication and utilities	4,637	4,202	9,456	8,699
Total operating expenses	1,235,451	1,117,915	2,401,998	2,167,240
Operating income	147,407	137,215	272,446	253,812
Net interest expense	6,230	6,929	12,485	13,916
Earnings before income taxes	141,177	130,286	259,961	239,896
Income taxes	53,480	49,835	98,916	91,760
Net earnings	$87,697	$80,451	$161,045	$148,136

Weighted average basic shares outstanding	117,139	117,226	117,345	117,122

Basic earnings per share	$0.75	$0.69	$1.37	$1.26

Weighted average diluted shares outstanding	119,472	120,027	119,647	119,888

Diluted earnings per share	$0.73	$0.67	$1.35	$1.24

Dividends declared per common share	$0.15	$0.14	$0.15	$0.28

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,923	$5,589
Trade accounts receivable, net	579,643	466,011
Prepaid expenses and other	65,996	82,932
Total current assets	651,562	554,532
Property and equipment, at cost	3,053,616	2,904,706
Less accumulated depreciation	1,077,390	1,019,232
Net property and equipment	1,976,226	1,885,474
Other assets	28,528	24,635
Total assets	$2,656,316	$2,464,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$200,000	$100,000
Trade accounts payable	364,195	266,722
Claims accruals	56,608	47,442
Accrued payroll	61,267	70,647
Other accrued expenses	16,286	17,199
Deferred income taxes	750	750
Total current liabilities	699,106	502,760

Long-term debt	474,132	585,347
Other long-term liabilities	52,688	53,050
Deferred income taxes	528,151	531,624
Stockholders' equity	902,239	791,860
Total liabilities and stockholders' equity	$2,656,316	$2,464,641

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net earnings	$161,045	$148,136
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	123,013	112,347
Share-based compensation	17,977	16,389
Gain on sale of revenue equipment and other	(1,442)	(9,773)
Benefit from deferred income taxes	(3,473)	(13,121)
Changes in operating assets and liabilities:
Trade accounts receivable	(113,632)	(60,598)
Other assets	11,006	12,777
Trade accounts payable	97,473	50,424
Income taxes payable or receivable	2,120	20,334
Claims accruals	9,167	1,617
Accrued payroll and other accrued expenses	(9,683)	(17,953)
Net cash provided by operating activities	293,571	260,579

Cash flows from investing activities:
Additions to property and equipment	(238,494)	(214,748)
Net proceeds from sale of equipment	26,802	43,868
Changes in other assets	(1)	24
Net cash used in investing activities	(211,693)	(170,856)

Cash flows from financing activities:
Payments on long-term debt	(50,000)	-
Proceeds from revolving lines of credit and other	846,985	719,352
Payments on revolving lines of credit and other	(809,885)	(789,843)
Purchase of treasury stock	(64,723)	-
Stock option exercises and other	5,635	5,073
Tax benefit of stock options exercised	7,999	8,912
Dividends paid	(17,555)	(32,780)
Net cash used in financing activities	(81,544)	(89,286)
Net change in cash and cash equivalents	334	437
Cash and cash equivalents at beginning of period	5,589	5,450
Cash and cash equivalents at end of period	$5,923	$5,887

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,695	$14,324
Income taxes	$91,074	$74,525

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

2.     Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested and unvested stock options exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 2.3 million shares during the three and six months ended June 30, 2013, compared to 2.8 million shares during the three and six months ended June 30, 2012.

3.     Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Restricted share units:
Pretax compensation expense	$7,094	$6,899	$14,297	$13,645
Tax benefit	2,699	2,639	5,440	5,219
Restricted share unit expense, net of tax	$4,395	$4,260	$8,857	$8,426
Performance share units:
Pretax compensation expense	$1,588	$1,125	$3,159	$2,249
Tax benefit	604	430	1,202	860
Performance share unit expense, net of tax	$984	$695	$1,957	$1,389
Stock options:
Pretax compensation expense	$158	$264	$521	$495
Tax benefit	60	101	198	189
Stock option expense, net of tax	$98	$163	$323	$306

As of June 30, 2013, we had $35.9 million, $7.8 million and $0.1 million of total unrecognized compensation expense related to restricted share units, performance share units, and stock options, respectively, that is to be recognized over the remaining weighted-average period of approximately 2.9 years for restricted share units, 2.8 years for performance share units, and 1.5 years for stock options. During the six months ended June 30, 2013, we issued 31,346 shares for vested restricted share units and 414,488 shares as a result of stock option exercises. Of these totals, 23,854 shares for vested restricted share units and 367,388 shares resulting from stock option exercises were issued during the second quarter 2013.

4. Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	June 30, 2013	December 31, 2012
Senior revolving line of credit	$124.5	$85.8
Senior term loan	150.0	200.0
Senior notes, net of unamortized discount	399.6	399.5
Less current portion of long-term debt	(200.0)	(100.0)
Total long-term debt	$474.1	$585.3

Senior Revolving Line of Credit

At June 30, 2013, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At June 30, 2013, we had $124.5 million outstanding at an average interest rate of 1.14% under this agreement.

Senior Term Loan

Our senior term loan at June 30, 2013, consists of an unsecured $150 million variable-rate agreement, which matures in March 2014. The entire $150 million balance is payable at maturity. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At June 30, 2013, the interest rate on this facility was 1.19%.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2013.

5.     Capital Stock

On October 27, 2011, our Board of Directors authorized the purchase of $500 million of our common stock, of which $388 million was remaining at June 30, 2013. We purchased approximately 900,000 shares, or $65 million, of our common stock under our repurchase authorization during the three months ended June 30, 2013. On December 7, 2012, we announced an increase and a pull forward of our regular quarterly dividend typically paid in February of each calendar year. The increase announced was from $0.14 to $0.15 per common share, which was paid December 28, 2012, to stockholders of record on December 17, 2012. Accordingly, we did not declare or pay a quarterly dividend in the first quarter of 2013. On April 25, 2013, our Board of Directors declared a regular quarterly dividend of $0.15 per common share, which was paid on May 24, 2013, to stockholders of record on May 10, 2013. On July 23, 2013, our Board of Directors declared a regular quarterly dividend of $0.15 per common share, which will be paid on August 16, 2013, to stockholders of record on August 2, 2013.

6.     Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

At June 30, 2013, we had $12.0 million of trading investments measured at fair value, based on quoted market prices (Level 1). Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets and are measured at fair value on a recurring basis.

The carrying amounts and estimated fair values using the income method (Level 2), based on their net present value, discounted at our current borrowing rate of our long-term debt at June 30, 2013, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Senior revolving line of credit	$124.5	$124.5
Senior term loan	$150.0	$150.0
Senior notes	$399.6	$422.8

The carrying amounts of all other instruments at June 30, 2013, approximate their fair value due to the short maturity of these instruments or their variable rate.

7. Income Taxes

Our effective income tax rate was 37.88% for the three months ended June 30, 2013, and 38.05% for the six months ended June 30, 2013, compared with 38.25% for the three and six months ended June 30, 2012. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At June 30, 2013, we had a total of $25.9 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $16.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $4.4 million at June 30, 2013.

8. Legal Proceedings

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the first quarter of 2013, we filed a motion to stay proceedings pending a decision in the Ninth Circuit Court of Appeals on an unrelated case but with similar issues. That Motion was subsequently denied. During the second quarter of 2013, we filed a motion for judgment on the pleadings with regard to certain claims and are awaiting a ruling. The first trial date regarding these class-action lawsuits has been scheduled for the second quarter of 2014. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations, or liquidity.

9. Business Segments

We reported four distinct business segments during the three and six months ended June 30, 2013 and 2012. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT). The operation of each of these businesses is described in Note 10, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2012. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	June 30, 2013	December 31, 2012
JBI	$1,593	$1,443
DCS	648	586
ICS	62	55
JBT	169	185
Other (includes corporate)	184	196
Total	$2,656	$2,465

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
JBI	$855	$762	$1,651	$1,456
DCS	303	267	582	523
ICS	132	109	254	207
JBT	101	126	203	254
Subtotal	1,391	1,264	2,690	2,440
Inter-segment eliminations	(8)	(9)	(16)	(19)
Total	$1,383	$1,255	$2,674	$2,421

	Operating Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
JBI	$110.7	$93.4	$207.5	$172.8
DCS	29.7	33.2	51.7	61.4
ICS	4.2	2.0	9.3	6.0
JBT	2.9	8.8	4.0	13.7
Other (includes corporate)	(0.1)	(0.2)	(0.1)	(0.1)
Total	$147.4	$137.2	$272.4	$253.8

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
JBI	$28.6	$25.3	$56.4	$50.0
DCS	23.6	19.1	46.1	38.5
ICS	0.1	0.1	0.1	0.1
JBT	7.4	9.3	15.3	18.8
Other (includes corporate)	2.6	2.4	5.1	4.9
Total	$62.3	$56.2	$123.0	$112.3

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

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL) and other specialized equipment, drivers and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. We account for our business on a calendar year basis with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30 and September 30. The operation of each of our four business segments is described in Note 10, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2012.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2013	2012	2013	2012
JBI	$855	$762	$110.7	$93.4
DCS	303	267	29.7	33.2
ICS	132	109	4.2	2.0
JBT	101	126	2.9	8.8
Other (includes corporate)	-	-	(0.1)	(0.2)
Subtotal	1,391	1,264	147.4	137.2
Inter-segment eliminations	(8)	(9)	-	-
Total	$1,383	$1,255	$147.4	$137.2

Total consolidated operating revenues increased to $1.38 billion for the second quarter 2013, a 10% increase from $1.26 billion in the second quarter 2012. JBI and ICS business segments contributed to this increase in operating revenue, primarily due to higher load volumes, while DCS contributed through the continued implementation of new large private fleet conversions. JBT business segment revenue declined, primarily from a reduction in fleet size and lower utilization. Fuel surcharge (FSC) revenues increased to $262.7 million during the current quarter, compared with $249.6 million in 2012. If FSC revenues were excluded from both periods, the increase of 2013 revenue from 2012 was 11%.

JBI segment revenue increased 12%, to $855 million during the second quarter 2013, compared with $762 million in 2012. This increase in segment revenue was primarily a result of a 12% increase in load volume with the effect of traffic mix, customer rate increases, and FSC revenue keeping revenue per load virtually flat compared to a year ago. Load volume in our eastern network increased 14%, and transcontinental loads grew by 11% over the second quarter 2012. Operating income of the JBI segment increased 19% to $110.7 million in the second quarter 2013, from $93.4 million in 2012, primarily due to steady demand, overall load growth, lower insurance and claims costs, and lower office personnel compensation costs, partially offset by $1.6 million of abandoned shared technology costs, a $1.5 million loss on the destruction of equipment resulting from two train derailments, and increases in outsourced drayage costs and rail purchase transportation costs.

DCS segment revenue increased 13%, to $303 million in 2013, from $267 million in 2012. Excluding FSC, revenue increased 16% compared to the second quarter 2012. This increase was primarily attributable to new long-term contracts currently being implemented. DCS ended the second quarter 2013 with a net additional 863 revenue producing trucks when compared to the same period 2012, primarily due to new customer accounts. Productivity, defined as revenue per truck per week, decreased by approximately 4% compared to the second quarter 2012 due to a higher percentage of subleased customer equipment and customer paid fuel within the new accounts. Operating income of our DCS segment decreased to $29.7 million in 2013, from $33.2 million in 2012. The decrease in operating income was driven primarily by increased equipment and maintenance costs, lower gains on equipment sales, increased insurance and claims costs, and $0.6 million of abandoned shared technology costs. In addition, DCS incurred approximately $2.5 million in implementation costs for the new long-term customers. These implementation costs include, but are not limited to, driver and management hiring costs and relocation, personnel travel costs, equipment repositioning costs, technology design and integration, and telecommunication and operational system infrastructure. We anticipate incurring additional implementation expenses of approximately $1.0 million related to these contracts.

ICS segment revenue grew 20%, to $132 million in the second quarter 2013, from $109 million in the second quarter 2012, due to a 29% increase in load volume. Both contractual and transactional business experienced increased load volumes. Contractual business represented approximately 60% of total load volume in the second quarter of 2013, which is comparable to the same period last year. Volumes grew faster than revenue primarily from increased less-than-truck-load business. Operating income of our ICS segment increased to $4.2 million, from $2.0 million in 2012, primarily due to increased revenue and improved gross profit margin. Our gross profit margin increased to 11.8% in the current quarter vs. 10.6% in the second quarter 2012, primarily due to lower purchased transportation rates resulting from a softer carrier environment. This growth in gross profit margin was partially offset by increased personnel costs related to the opening of two new branch locations and $0.1 million of abandoned shared technology costs during the second quarter of 2013.

JBT segment revenue totaled $101 million for the second quarter 2013, a decrease of 20% from $126 million in the second quarter 2012. Excluding FSC, segment revenue decreased 19%, primarily due to a 16% reduction in fleet size, lower equipment utilization, and shorter length of haul, slightly offset by increased pricing. Our JBT segment operating income was $2.9 million, compared to $8.8 million in the second quarter 2012. This 67% decrease in operating income was primarily due to lower revenue, increased driver and independent contractor cost per mile, higher empty miles, and $0.1 million of abandoned shared technology costs, partially offset by favorable changes in freight mix and lower insurance and claims costs during the second quarter of 2013.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2013	2012	2013 vs. 2012
Total operating revenues	100.0%	100.0%	10.2%
Operating expenses:
Rents and purchased transportation	50.2	49.2	12.5
Salaries, wages and employee benefits	20.4	20.4	10.3
Fuel and fuel taxes	8.0	9.0	(2.5)
Depreciation and amortization	4.5	4.5	10.8
Operating supplies and expenses	3.6	3.6	9.0
Insurance and claims	0.9	1.0	(3.8)
General and administrative expenses, net of asset dispositions	0.8	0.5	95.5
Operating taxes and licenses	0.6	0.6	9.8
Communication and utilities	0.3	0.3	10.4
Total operating expenses	89.3	89.1	10.5
Operating income	10.7	10.9	7.4
Net interest expense	0.5	0.5	(10.1)
Earnings before income taxes	10.2	10.4	8.4
Income taxes	3.9	4.0	7.3
Net earnings	6.3%	6.4%	9.0%

Total operating expenses increased 10.5%, while operating revenues increased 10.2%, during the second quarter 2013, from the comparable period 2012. Operating income increased to $147.4 million during the second quarter 2013, from $137.2 million in 2012.

Rents and purchased transportation costs increased 12.5% in 2013. This increase was primarily the result of the increase in load volume, which increased services provided by third-party rail and truck carriers within our JBI and ICS segments.

Salaries, wages and employee benefit costs increased 10.3% during the second quarter 2013, compared with 2012. This increase was primarily related to increases in driver and other labor pay due to increased business demand, a tighter supply of qualified drivers and new long-term customer contracts, partially offset by a reduction in driver pay within our JBT segment due to fleet reduction.

Fuel costs decreased 2.5% in 2013, compared with 2012, due to decreases in the cost of fuel and fewer road miles during the current period, resulting from the fleet reduction within JBT, offset by increases in the JBI and DCS segments. Depreciation and amortization expense increased 10.8% in 2013 primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, as well as additional equipment purchased related to new DCS long-term customer contracts. These increases were partially offset by the reduction in the JBT tractor fleet. Operating supplies and expenses increased 9.0%, driven primarily by increased general maintenance costs resulting from growth in equipment fleets, increased toll activity, and relocation expenses related to the continued implementation of new DCS long-term contracts.

Insurance and claims expense decreased 3.8% in 2013 compared with 2012, primarily due to decreased accident severity. General and administrative expenses increased 95.5% for the current quarter from the comparable period in 2012, primarily due to a decrease in net gains from asset sales and disposals, resulting primarily from $2.4 million of abandoned technology costs, shared by all business units, and a $1.5 million loss on the destruction of equipment resulting from two train derailments within our JBI segment. Net gains from sale or disposal of assets were $0.1 million in 2013, compared with $4.1 million in 2012.

Net interest expense decreased 10.1% in 2013, due to both reduced average debt levels and lower interest rates. Our effective income tax rate decreased to 37.88% for the current quarter, from 38.25% for the comparable period in 2012, due primarily to the realization of a deferred tax benefit on the sale of property during the second quarter of 2013.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2013	2012	2013	2012
JBI	$1,651	$1,456	$207.5	$172.8
DCS	582	523	51.7	61.4
ICS	254	207	9.3	6.0
JBT	203	254	4.0	13.7
Other (includes corporate)	-	-	(0.1)	(0.1)
Subtotal	2,690	2,440	272.4	253.8
Inter-segment eliminations	(16)	(19)	-	-
Total	$2,674	$2,421	$272.4	$253.8

Total consolidated operating revenues increased to $2.67 billion for the first six months 2013, an 11% increase from the $2.42 billion for the comparable period 2012. FSC revenues were $515.3 million during the first six months 2013, compared with $476.9 million in 2012. If FSC revenues were excluded from both periods, the increase of 2013 revenue from 2012 was also 11%.

JBI segment revenue increased 13%, to $1.65 billion during the first six months 2013, compared with $1.46 billion in 2012. This increase in revenue was primarily a result of increased load volume in both our eastern and transcontinental networks. The combination of traffic mix, customer rate increases, and FSC revenue resulted in a slight increase in revenue per load compared to a year ago. Excluding FSC, revenues increased 14% over the comparable prior year period. Operating income of the JBI segment increased to $207.5 million in the first six months 2013, from $172.8 million in 2012, primarily due to increased load volume, increased revenue per load, improved execution on dray movements and lower office personnel compensation costs over the prior year, partially offset by increased purchased transportation cost and driver wages, $1.6 million of abandoned shared technology costs, and a $1.5 million loss on the destruction of equipment resulting from two train derailments.

DCS segment revenue increased 11%, to $582 million in 2013, from $523 million in 2012. Excluding FSC, revenue increased 13%, compared to the first six months 2012. This increase was primarily attributable to new long-term contracts currently being implemented. Operating income of our DCS segment decreased to $51.7 million in 2013, from $61.4 million in 2012. The decrease in operating income was driven primarily by increased equipment and maintenance costs, lower gains on equipment sales, increased insurance and claims costs, increased bad debt expense, and $0.6 million of abandoned shared technology costs. In addition, DCS incurred approximately $4.2 million in implementation costs for the new long-term customers during the first six months of 2013.

ICS segment revenue grew 23%, to $254 million in 2013, from $207 million in 2012, primarily due to a 38% increase in load volume. Both transactional and contractual business experienced increased load volumes. Volumes grew faster than revenue, primarily due to a change in freight mix driven by customer demand. Operating income of our ICS segment increased to $9.3 million, from $6.0 million in 2012, primarily due to increased revenues and improved overhead cost controls. ICS gross profit margin for the first six months of 2013 was 12.4%, unchanged when compared to the same period of 2012.

JBT segment revenue totaled $203 million for the first six months 2013, a decrease of 20% from $254 million in the same period in 2012. Excluding FSC, segment revenue also decreased 20%, primarily due to a 16% reduction in fleet size, lower equipment utilization and shorter length of haul, slightly offset by increased pricing. Our JBT segment operating income decreased to $4.0 million during the first six months 2013, from $13.7 million in 2012. This decrease in operating income was primarily due to lower revenue, increased driver and independent contractor cost per mile, higher maintenance and equipment cost per unit, and fewer gains on equipment sales.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2013	2012	2013 vs. 2012
Total operating revenues	100.0%	100.0%	10.5%
Operating expenses:
Rents and purchased transportation	50.0	48.4	14.1
Salaries, wages and employee benefits	20.4	20.9	7.9
Fuel and fuel taxes	8.5	9.7	(2.9)
Depreciation and amortization	4.6	4.6	9.5
Operating supplies and expenses	3.5	3.5	10.8
Insurance and claims	0.9	1.0	5.2
General and administrative expenses, net of asset dispositions	0.9	0.4	126.2
Operating taxes and licenses	0.6	0.6	7.5
Communication and utilities	0.4	0.4	8.7
Total operating expenses	89.8	89.5	10.8
Operating income	10.2	10.5	7.3
Net interest expense	0.5	0.6	(10.3)
Earnings before income taxes	9.7	9.9	8.4
Income taxes	3.7	3.8	7.8
Net earnings	6.0%	6.1%	8.7%

Total operating expenses increased 10.8%, while operating revenues increased 10.5%, during the first six months 2013, from the comparable period of 2012. Operating income increased to $272.4 million during the first six months 2013, from $253.8 million in 2012.

Rents and purchased transportation costs increased 14.1% in 2013. This increase was primarily the result of the increase in load volume which increased services provided by third-party rail and truck carriers within our JBI and ICS segments.

Salaries, wages and employee benefit costs increased 7.9% in 2013 from 2012. This increase was primarily related to increases in driver and other labor pay due to increased business demand, a tighter supply of qualified drivers and new long-term customer contracts, partially offset by a reduction in driver pay within our JBT segment due to fleet reduction.

Fuel costs decreased 2.9% in 2013, compared with 2012, due to decreases in the cost of fuel and fewer road miles during the current period, resulting from the fleet reduction within JBT, offset by increases in the JBI and DCS segments. Depreciation and amortization expense increased 9.5% in 2013 primarily due to additions to our JBI segment tractor, container, and chassis fleets to support additional business demand, as well as additional equipment purchased related to new DCS long-term customer contracts. These increases were partially offset by the reduction in the JBT tractor fleet. Operating supplies and expenses increased 10.8% driven primarily by increased general maintenance costs resulting from growth in equipment fleets, increased toll activity, and relocation expenses related to the continued implementation of new DCS long-term contracts.

Insurance and claims expense increased 5.2% in 2013 compared with 2012, primarily due to additional costs related to two large claims that occurred in prior periods, which were shared by all business units. General and administrative expenses increased 126.2% from the comparable period in 2012, due to a decrease in net gains from asset sales and disposals, which included $2.4 million of abandoned technology costs, shared by all business units, and a $1.5 million loss on the destruction of equipment resulting from two train derailments within our JBI segment in 2013. Net gains from sale or disposal of assets were $1.4 million in 2013, compared with $9.8 million in 2012.

Net interest expense decreased 10.3% in 2013, due to both reduced average debt levels and lower interest rates. Our effective income tax rate decreased to 38.05% for the current period, from 38.25% for the comparable period in 2012, due primarily to the realization of a deferred tax benefit on the sale of property during the second quarter of 2013.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $294 million during the first six months of 2013, compared with $261 million for the same period 2012. Operating cash flows increased primarily due to increased trade accounts payables and accrued expenses at period end due to timing of payments and increased earnings, offset by the timing of trade and income tax receivables collections. These timing differences are the primary reason for the change in our working capital ratios. Net cash used in investing activities totaled $212 million in 2013, compared with $171 million in 2012. The increase resulted from an increase in equipment purchases in 2013, combined with fewer asset sales. Net cash used in financing activities decreased to $82 million in 2013, compared to $89 million in 2012. This decrease resulted primarily from our repurchase of stock in 2013, offset by lower net reductions in outstanding debt and the timing of the payment of our 2013 first quarter dividend, which was pulled forward and paid in December 2012.

Debt and Liquidity Data

	June 30, 2013	December 31, 2012	June 30, 2012
Working capital ratio	0.93	1.10	1.03
Current portion of long-term debt (millions)	200.0	100.0	$100.0
Total debt (millions)	674.1	685.3	$679.5
Total debt to equity	0.75	0.87	0.95
Total debt as a percentage of total capital	43%	46%	49%

Liquidity

Our need for capital has typically resulted from the acquisition of containers, chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment. We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions. We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit, and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment.

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of June 30, 2013 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$22.1	$7.6	$10.4	$4.0	$0.1
Debt obligations	674.1	200.0	349.6	124.5	-
Interest payments on debt (1)	31.5	17.5	13.8	0.2	-
Commitments to acquire revenue equipment and facilities	172.4	172.4	-	-	-
Total	$900.1	$397.5	$373.8	$128.7	$0.1

(1)	Interest payments on debt are based on the debt balance and applicable rate at June 30, 2013.

Our net capital expenditures were approximately $212 million during the first six months of 2013, compared with $171 million for the same period 2012. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2013 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $172 million during the remainder of 2013. We expect to spend in the range of $425 million to $450 million for net capital expenditures during calendar year 2013. The table above excludes $30.3 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of June 30, 2013 were operating leases related to facility lease obligations.

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

ITEM 3. Quantitative And Qualitative Disclosures AbouT Market Risk

We had $674.1 million of debt outstanding at June 30, 2013, including our senior revolving line of credit, senior term loan and senior notes issuances. Our senior notes have fixed interest rates of 3.375% and 6.08%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit and senior term loan have variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $2.7 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or six months ended June 30, 2013. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2013, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2013, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2013, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during our first six months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.     LEGAL PROCEEDINGS

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the first quarter of 2013, we filed a motion to stay proceedings pending a decision in the Ninth Circuit Court of Appeals on an unrelated case but with similar issues. That Motion was subsequently denied. During the second quarter of 2013, we filed a motion for judgment on the pleadings with regard to certain claims and are awaiting a ruling. The first trial date regarding these class-action lawsuits has been scheduled for the second quarter of 2014. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2013:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
April 1 through April 30, 2013	560,302	$71.39	(2)	560,302	$413
May 1 through May 31, 2013	137,691	72.63	(2)	137,691	403
June 1 through June 30, 2013	201,844	72.94		201,844	388
Total	899,837	$71.93		899,837	$388

(1)	On October 27, 2011 our Board of Directors authorized the purchase of up to $500 million of our common stock.

(2)

Number of common shares and average price paid per common share reflect the effective total purchases upon completion of our $50 million accelerated repurchase program, which commenced in April 2013. Terms of the program included a deferment of 137,691 shares until program completion in May 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 30th day of July, 2013.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration and Chief Financial Officer
(Principal Accounting Officer)