Form 10-Q
period 2013-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2013-10-30
CIK 728535

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

            Yes             No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2013 was 117,856,402.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2013

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating revenues, excluding fuel surcharge revenues	$1,165,965	$1,046,769	$3,325,070	$2,990,971
Fuel surcharge revenues	269,885	249,023	785,225	725,873
Total operating revenues	1,435,850	1,295,792	4,110,295	3,716,844

Operating expenses:
Rents and purchased transportation	724,417	646,049	2,062,745	1,818,890
Salaries, wages and employee benefits	289,789	260,911	835,765	766,820
Fuel and fuel taxes	114,147	114,694	340,987	348,332
Depreciation and amortization	64,291	57,773	187,304	170,120
Operating supplies and expenses	55,378	48,281	149,918	133,632
Insurance and claims	13,878	13,745	38,759	37,385
General and administrative expenses, net of asset dispositions	10,172	9,369	33,581	19,718
Operating taxes and licenses	8,168	7,451	23,723	21,916
Communication and utilities	4,881	4,467	14,338	13,166
Total operating expenses	1,285,121	1,162,740	3,687,120	3,329,979
Operating income	150,729	133,052	423,175	386,865
Net interest expense	5,835	6,346	18,320	20,263
Earnings before income taxes	144,894	126,706	404,855	366,602
Income taxes	55,422	48,465	154,337	140,225
Net earnings	$89,472	$78,241	$250,518	$226,377

Weighted average basic shares outstanding	117,723	118,131	117,472	117,461

Basic earnings per share	$0.76	$0.66	$2.13	$1.93

Weighted average diluted shares outstanding	119,357	120,281	119,552	120,022

Diluted earnings per share	$0.75	$0.65	$2.10	$1.89

Dividends declared per common share	$0.15	$0.14	$0.30	$0.42

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,968	$5,589
Trade accounts receivable, net	584,914	466,011
Prepaid expenses and other	57,150	82,932
Total current assets	648,032	554,532
Property and equipment, at cost	3,150,319	2,904,706
Less accumulated depreciation	1,112,933	1,019,232
Net property and equipment	2,037,386	1,885,474
Other assets	27,016	24,635
Total assets	$2,712,434	$2,464,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$250,000	$100,000
Trade accounts payable	304,799	266,722
Claims accruals	61,823	47,442
Accrued payroll	61,173	70,647
Other accrued expenses	11,793	17,199
Deferred income taxes	750	750
Total current liabilities	690,338	502,760

Long-term debt	437,474	585,347
Other long-term liabilities	56,723	53,050
Deferred income taxes	547,422	531,624
Stockholders' equity	980,477	791,860
Total liabilities and stockholders' equity	$2,712,434	$2,464,641

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net earnings	$250,518	$226,377
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	187,304	170,120
Share-based compensation	23,602	21,979
Gain on sale of revenue equipment and other	(4,625)	(11,707)
Provision for deferred income taxes	15,798	5,146
Changes in operating assets and liabilities:
Trade accounts receivable	(118,903)	(92,773)
Other assets	17,890	20,835
Trade accounts payable	37,396	78,371
Income taxes payable or receivable	2,120	15,452
Claims accruals	14,381	5,830
Accrued payroll and other accrued expenses	(14,253)	(22,291)
Net cash provided by operating activities	411,228	417,339

Cash flows from investing activities:
Additions to property and equipment	(372,564)	(329,598)
Net proceeds from sale of equipment	38,940	50,561
Changes in other assets	(35)	(370)
Net cash used in investing activities	(333,659)	(279,407)

Cash flows from financing activities:
Payments on long-term debt	(100,000)	(50,000)
Proceeds from revolving lines of credit and other	1,372,752	1,174,531
Payments on revolving lines of credit and other	(1,264,438)	(1,227,543)
Purchase of treasury stock	(64,723)	-
Stock option exercises and other	(9,192)	(3,674)
Tax benefit of stock options exercised	23,637	18,288
Dividends paid	(35,226)	(49,325)
Net cash used in financing activities	(77,190)	(137,723)
Net change in cash and cash equivalents	379	209
Cash and cash equivalents at beginning of period	5,589	5,450
Cash and cash equivalents at end of period	$5,968	$5,659

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,514	$26,362
Income taxes	$111,404	$99,646

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

2.     Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested and unvested stock options exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 1.6 million shares during the third quarter 2013, compared to 2.1 million shares during third quarter 2012. During the nine months ended September 30, 2013 and 2012, the dilutive effect of restricted and performance share units and stock options was 2.1 million shares and 2.6 million shares, respectively.

3.     Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restricted share units:
Pretax compensation expense	$4,467	$4,628	$18,764	$18,272
Tax benefit	1,709	1,770	7,153	6,989
Restricted share unit expense, net of tax	$2,758	$2,858	$11,611	$11,283
Performance share units:
Pretax compensation expense	$1,001	$698	$4,161	$2,947
Tax benefit	383	267	1,586	1,127
Performance share unit expense, net of tax	$618	$431	$2,575	$1,820
Stock options:
Pretax compensation expense	$156	$264	$677	$760
Tax benefit	60	101	258	291
Stock option expense, net of tax	$96	$163	$419	$469

As of September 30, 2013, we had $34.1 million, $6.8 million, and $0.2 million of total unrecognized compensation expense related to restricted share units, performance share units, and stock options, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.2 years for restricted share units, 2.7 years for performance share units, and 0.8 years for stock options. During the nine months ended September 30, 2013, we issued 865,147 shares for vested restricted share units, 61,975 shares for vested performance share units, and 525,788 shares as a result of stock option exercises. Of these totals, 833,801 shares for vested restricted share units, 61,975 shares for performance share units, and 111,300 shares resulting from stock option exercises were issued during the third quarter 2013.

4.     Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	September 30, 2013	December 31, 2012
Senior revolving line of credit	$187.8	$85.8
Senior term loan	150.0	200.0
Senior notes, net of unamortized discount	349.7	399.5
Less current portion of long-term debt	(250.0)	(100.0)
Total long-term debt	$437.5	$585.3

Senior Revolving Line of Credit

At September 30, 2013, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating, and other fees. At September 30, 2013, we had $187.8 million outstanding at an average interest rate of 1.22% under this agreement.

Senior Term Loan

Our senior term loan at September 30, 2013, consists of an unsecured $150 million variable-rate agreement, which matures in March 2014. The entire $150 million balance is payable at maturity. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At September 30, 2013, the interest rate on this facility was 1.18%.

Senior Notes

Our senior notes consist of two separate issuances. The first is $100 million of 6.08% senior notes, which mature in July 2014. The entire $100 million balance is payable at maturity. Interest payments are due semiannually in January and July. The second is $250 million of 3.375% senior notes, which mature in September 2015. The entire $250 million balance is payable at maturity. Interest payments are due semiannually in March and September of each year. We have the option to redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2013.

5.     Capital Stock

On October 27, 2011, our Board of Directors authorized the purchase of $500 million of our common stock, of which $388 million was remaining at September 30, 2013. We did not purchase any shares under our repurchase authorization during the three months ended September 30, 2013. On July 23, 2013, our Board of Directors declared a regular quarterly dividend of $0.15 per common share, which was paid on August 16, 2013, to stockholders of record on August 2, 2013. On October 29, 2013, our Board of Directors declared a regular quarterly dividend of $0.15 per common share, which will be paid on November 29, 2013, to stockholders of record on November 15, 2013.

6.     Fair Value Measurements

Our assets and liabilities measured at fair value are based on the market approach valuation technique, which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

At September 30, 2013, we had $11.8 million of trading investments measured at fair value, based on quoted market prices (Level 1). Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets and are measured at fair value on a recurring basis.

The carrying amounts and estimated fair values using the income method (Level 2), based on their net present value, discounted at our current borrowing rate of our long-term debt at September 30, 2013, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Senior revolving line of credit	$187.8	$187.8
Senior term loan	$150.0	$150.0
Senior notes	$349.7	$365.6

The carrying amounts of all other instruments at September 30, 2013, approximate their fair value due to the short maturity of these instruments or their variable rate.

7.     Income Taxes

Our effective income tax rate was 38.25% for the three months ended September 30, 2013, and 38.12% for the nine months ended September 30, 2013, compared with 38.25% for the three and nine months ended September 30, 2012. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At September 30, 2013, we had a total of $26.6 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $17.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $4.8 million at September 30, 2013.

8.     Legal Proceedings

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the first quarter of 2013, we filed a motion to stay proceedings pending a decision in the Ninth Circuit Court of Appeals on an unrelated case but with similar issues. That motion was subsequently denied. During the second quarter of 2013, we filed a Motion for Judgment on the Pleadings with regard to the meal and rest period claims, which was granted in our favor. We have filed a Motion for Summary Judgment with regard to other remaining claims during the fourth quarter of 2013. The first trial date for one of the class-action lawsuits has been scheduled for the second quarter of 2014. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations, or liquidity.

9.     Business Segments

We reported four distinct business segments during the three and nine months ended September 30, 2013 and 2012. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT). The operation of each of these businesses is described in Note 10, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2012. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	September 30, 2013	December 31, 2012

JBI	$1,618	$1,443
DCS	682	586
ICS	68	55
JBT	161	185
Other (includes corporate)	183	196
Total	$2,712	$2,465

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
JBI	$890	$794	$2,541	$2,250
DCS	319	273	901	796
ICS	137	121	391	328
JBT	97	117	300	371
Subtotal	1,443	1,305	4,133	3,745
Inter-segment eliminations	(7)	(9)	(23)	(28)
Total	$1,436	$1,296	$4,110	$3,717

	Operating Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
JBI	$118.0	$97.9	$325.5	$270.8
DCS	29.3	25.6	80.9	86.9
ICS	2.8	5.5	12.2	11.5
JBT	0.6	4.0	4.7	17.7
Other (includes corporate)	-	0.1	(0.1)	-
Total	$150.7	$133.1	$423.2	$386.9

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
JBI	$29.5	$26.5	$85.9	$76.6
DCS	25.1	19.8	71.2	58.4
ICS	0.1	0.1	0.2	0.2
JBT	6.9	9.0	22.1	27.8
Other (includes corporate)	2.7	2.4	7.9	7.1
Total	$64.3	$57.8	$187.3	$170.1

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2012, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions, and audits or tax assessments of various federal, state or local taxing authorities. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2012, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our four business segments is described in Note 10, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2012.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that impact the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues, expenses, and associated disclosures of contingent liabilities are affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position, or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revisions become known.

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition, and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2012, contains a summary of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2013	2012	2013	2012
JBI	$890	$794	$118.0	$97.9
DCS	319	273	29.3	25.6
ICS	137	121	2.8	5.5
JBT	97	117	0.6	4.0
Other (includes corporate)	-	-	-	0.1
Subtotal	1,443	1,305	150.7	133.1
Inter-segment eliminations	(7)	(9)	-	-
Total	$1,436	$1,296	$150.7	$133.1

Total consolidated operating revenues increased to $1.44 billion for the third quarter 2013, an 11% increase from $1.30 billion in the third quarter 2012. This increase in operating revenues was primarily due to higher load volumes within our JBI segment, continued implementation of new large private fleet conversions in our DCS segment, and both increased revenue per load and load volumes reported by our ICS segment. JBT segment revenue declined, primarily from a reduction in fleet size and lower utilization. Fuel surcharge (FSC) revenues increased to $269.9 million during the current quarter, compared with $249 million in 2012. If FSC revenues were excluded from both periods, the increase of 2013 revenues from 2012 was also 11%.

JBI segment revenue increased 12% to $890 million during the third quarter 2013, compared with $794 million in 2012. This increase in segment revenue was primarily a result of a 12% increase in load volume, with the effect of traffic mix, customer rate increases, and FSC revenue keeping revenue per load virtually flat compared to a year ago. Load volume in our eastern network increased 14%, and transcontinental loads grew by 10% over the third quarter 2012. Operating income of the JBI segment increased 21% to $118.0 million in the third quarter 2013, from $97.9 million in 2012, primarily due to steady demand, overall load growth, improved box turns, and lower office personnel compensation costs, partially offset by higher insurance and claims costs, higher driver procurement and retention expenses, increased equipment costs, and increases in outsourced drayage and rail purchase transportation costs.

DCS segment revenue increased 17% to $319 million in 2013, from $273 million in 2012. This increase was primarily attributable to new long-term contracts currently being implemented. DCS ended the third quarter 2013 with a net additional 972 revenue producing trucks when compared to the same period 2012, primarily due to new customer accounts. Productivity, defined as revenue per truck per week, decreased by approximately 3% compared to the third quarter 2012 due to a higher percentage of subleased customer equipment and customer paid fuel within the new accounts. Operating income of our DCS segment increased to $29.3 million in 2013, from $25.6 million in 2012. The increase in operating income was driven primarily by the increase in revenue from new accounts, partially offset by higher purchased transportation costs; increased toll expenses and higher recruiting, relocation and personnel retention costs, all predominantly within the new fleet conversions; and increased bad debt expense and overall equipment costs. While the implementation of the new fleet conversions has been completed, DCS incurred approximately $2.5 million in implementation costs for the new long-term customers during the third quarter of 2013. These implementation costs include, but are not limited to, driver and management hiring and relocation costs, personnel travel costs, equipment repositioning costs, technology design and integration, and telecommunication and operational system infrastructure. A portion of this increased cost is expected to be ongoing until the fleets for these new accounts are operating in the manner in which they were designed with the customer.

ICS segment revenue grew 13% to $137 million in the third quarter 2013, from $121 million in the third quarter 2012, due to a 4% increase in load volume and higher revenue per load. Both contractual and transactional business experienced increased load volumes. Contractual business represented approximately 64% of total load volume in the third quarter of 2013, which is comparable to the same period last year. Revenue grew faster than volumes primarily due to fluctuations in truckload and less-than-truckload brokerage activity within the overall freight mix, driven by customer demand. Operating income of our ICS segment decreased to $2.8 million from $5.5 million in 2012, primarily due to a decline in gross profit margin. Our gross profit margin decreased to 10.4% in the current quarter compared to 12.8% in the third quarter 2012, primarily due to higher purchased transportation rates resulting from a tightening third-party carrier environment. In addition, ICS incurred increased personnel costs during the third quarter of 2013 resulting from the continued expansion of the segment’s branch location network.

JBT segment revenue totaled $97 million for the third quarter 2013, a decrease of 17% from $117 million in the third quarter 2012. This decrease in revenue was primarily due to an 18% reduction in fleet size, shorter length of haul, and lower equipment utilization due to moderate customer demand and new hours of service regulations. Our JBT segment operating income was $0.6 million, compared to $4.0 million in the third quarter 2012. This decrease in operating income was primarily due to lower revenue, increased driver hiring costs, higher maintenance cost per unit, and increased driver and independent contractor cost per mile, partially offset by favorable changes from trailer fleet reductions, a decrease in empty miles, and reductions in office personnel during the third quarter of 2013.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2013	2012	2013 vs. 2012
Total operating revenues	100.0%	100.0%	10.8%
Operating expenses:
Rents and purchased transportation	50.5	49.9	12.1
Salaries, wages and employee benefits	20.2	20.1	11.1
Fuel and fuel taxes	7.9	8.9	(0.5)
Depreciation and amortization	4.5	4.5	11.3
Operating supplies and expenses	3.9	3.7	14.7
Insurance and claims	1.0	1.1	1.0
General and administrative expenses, net of asset dispositions	0.6	0.6	8.6
Operating taxes and licenses	0.6	0.6	9.6
Communication and utilities	0.3	0.3	9.3
Total operating expenses	89.5	89.7	10.5
Operating income	10.5	10.3	13.3
Net interest expense	0.4	0.5	(8.1)
Earnings before income taxes	10.1	9.8	14.4
Income taxes	3.9	3.8	14.4
Net earnings	6.2%	6.0%	14.4%

Total operating expenses increased 10.5%, while operating revenues increased 10.8% during the third quarter 2013, from the comparable period 2012. Operating income increased to $150.7 million during the third quarter 2013 from $133.1 million in 2012.

Rents and purchased transportation costs increased 12.1% in 2013. This increase was primarily the result of the increase in load volume, which increased services provided by third-party rail and truck carriers within our JBI and ICS segments, as well as higher purchased transportation rates incurred by ICS.

Salaries, wages and employee benefit costs increased 11.1% during the third quarter 2013, compared with 2012. This increase was primarily related to increases in driver and other labor pay due to increased business demand, a tighter supply of qualified drivers, and new long-term customer contracts, partially offset by lower overall office personnel compensation and a reduction in driver pay within our JBT segment due to fleet reduction.

Fuel costs decreased 0.5% in 2013, compared with 2012, due to decreases in the price of fuel, partially offset by increased road miles during the current period. Depreciation and amortization expense increased 11.3% in 2013, primarily due to additions to our JBI segment tractor, container, and chassis fleets to support additional business demand, as well as additional equipment purchased related to new DCS long-term customer contracts. These increases were partially offset by the reduction in the JBT tractor fleet. Operating supplies and expenses increased 14.7%, driven primarily by increased general maintenance costs resulting from growth in equipment fleets and increased toll activity.

Insurance and claims expense increased 1.0% in 2013 compared with 2012, primarily due to an increase in incident volume, offset by a reduction in accident severity. General and administrative expenses increased 8.6% for the current quarter from the comparable period in 2012, primarily due to increased building and facility rental expense and technology upgrade costs, offset by an increase in gains from the sale of assets. Net gains from sale or disposal of assets were $3.2 million in 2013, compared with $1.9 million in 2012.

Net interest expense decreased 8.1% in 2013, due to lower interest rates, offset by an increase in average debt levels. Our effective income tax rate was 38.25% for the three months ended September 30, 2013, which was consistent with the same period in 2012. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2013	2012	2013	2012
JBI	$2,541	$2,250	$325.5	$270.8
DCS	901	796	80.9	86.9
ICS	391	328	12.2	11.5
JBT	300	371	4.7	17.7
Other (includes corporate)	-	-	(0.1)	-
Subtotal	4,133	3,745	423.2	386.9
Inter-segment eliminations	(23)	(28)	-	-
Total	$4,110	$3,717	$423.2	$386.9

Total consolidated operating revenues increased to $4.11 billion for the first nine months 2013, an 11% increase from the $3.72 billion for the comparable period 2012. FSC revenues were $785.2 million during the first nine months 2013, compared with $725.9 million in 2012. If FSC revenues were excluded from both periods, the increase of 2013 revenue from 2012 was also 11%.

JBI segment revenue increased 13% to $2.54 billion during the first nine months 2013, compared with $2.25 billion in 2012. This increase in revenue was primarily a result of increased load volume in both our eastern and transcontinental networks. The combination of traffic mix, customer rate increases, and FSC revenue resulted in revenue per load remaining virtually flat compared to a year ago. Operating income of the JBI segment increased 20% to $325.5 million in the first nine months 2013, from $270.8 million in 2012, primarily due to increased load volume, improved box turns, and lower office personnel compensation costs over the prior year, partially offset by increased purchased transportation cost and higher fleet equipment costs.

DCS segment revenue increased 13% to $901 million in 2013, from $796 million in 2012. This increase was primarily attributable to new long-term contracts currently being implemented. Operating income of our DCS segment decreased to $80.9 million in 2013, from $86.9 million in 2012. The decrease in operating income was primarily due to higher driver and other personnel recruiting, relocation, and retention costs, increased purchased transportation expenses, increased equipment and maintenance costs, lower gains on equipment sales, increased insurance and claims costs, and increased bad debt expense. In addition, DCS incurred approximately $6.7 million in implementation costs for the new long-term customers during the first nine months of 2013. A portion of this increased cost is expected to be ongoing until the fleets for these new accounts are operating in the manner in which they were designed with the customer.

ICS segment revenue grew 19% to $391 million in 2013, from $328 million in 2012, primarily due to a 25% increase in load volume, offset by an overall reduction in revenue per load. Both transactional and contractual business experienced increased load volumes. Volumes grew faster than revenue primarily due to fluctuations in truckload and less-than-truckload brokerage activity within the overall freight mix, driven by customer demand. Operating income of our ICS segment increased to $12.2 million from $11.5 million in 2012, primarily due to increased revenues, partially offset by higher purchased transportation costs resulting from a tightening third-party carrier environment. ICS gross profit margin for the first nine months of 2013 decreased to 11.7% compared to 12.5% in 2012.

JBT segment revenue totaled $300 million for the first nine months 2013, a decrease of 19% from $371 million in the same period in 2012, primarily due to a 18% reduction in fleet size, lower equipment utilization, and shorter length of haul. Our JBT segment operating income decreased to $4.7 million during the first nine months 2013 from $17.7 million in 2012. This decrease in operating income was primarily due to lower revenue, increased driver and independent contractor costs, higher maintenance and equipment cost per unit, and fewer gains on equipment sales, partially offset by reductions in office personnel.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2013	2012	2013 vs. 2012
Total operating revenues	100.0%	100.0%	10.6%
Operating expenses:
Rents and purchased transportation	50.2	48.9	13.4
Salaries, wages and employee benefits	20.3	20.6	9.0
Fuel and fuel taxes	8.3	9.4	(2.1)
Depreciation and amortization	4.6	4.6	10.1
Operating supplies and expenses	3.6	3.6	12.2
Insurance and claims	0.9	1.0	3.7
General and administrative expenses, net of asset dispositions	0.9	0.5	70.3
Operating taxes and licenses	0.6	0.6	8.2
Communication and utilities	0.3	0.4	8.9
Total operating expenses	89.7	89.6	10.7
Operating income	10.3	10.4	9.4

Net interest expense	0.4	0.5	(9.6)
Earnings before income taxes	9.9	9.9	10.4
Income taxes	3.8	3.8	10.1
Net earnings	6.1%	6.1%	10.7%

Total operating expenses increased 10.7%, while operating revenues increased 10.6%, during the first nine months 2013, from the comparable period of 2012. Operating income increased to $423.2 million during the first nine months 2013 from $386.9 million in 2012.

Rents and purchased transportation costs increased 13.4% in 2013. This increase was primarily the result of the increase in load volume, which increased services provided by third-party rail and truck carriers within our JBI and ICS segments.

Salaries, wages and employee benefit costs increased 9.0% in 2013 from 2012. This increase was primarily related to increases in driver and other labor pay due to increased business demand, a tighter supply of qualified drivers, and new long-term customer contracts, partially offset by lower overall office personnel compensation and a reduction in driver pay within our JBT segment due to fleet reduction.

Fuel costs decreased 2.1% in 2013, compared with 2012, due to decreases in the price of fuel and fewer road miles, resulting from the fleet reduction within JBT, offset by increases in the JBI and DCS segments. Depreciation and amortization expense increased 10.1% in 2013, primarily due to additions to our JBI segment tractor, container, and chassis fleets to support additional business demand, as well as additional equipment purchased related to new DCS long-term customer contracts. These increases were partially offset by the reduction in the JBT tractor fleet. Operating supplies and expenses increased 12.2%, driven primarily by increased general maintenance costs resulting from growth in equipment fleets and increased toll activity.

Insurance and claims expense increased 3.7% in 2013 compared with 2012, primarily due to an increase in incident volume, offset by a reduction in accident severity and additional costs related to two large claims that occurred in prior periods, which were shared by all business units. General and administrative expenses increased 70.3% from the comparable period in 2012 due to a decrease in net gains from asset sales and disposals that included $2.4 million of abandoned technology costs shared by all business units, higher building and facility rental expense, and increased technology upgrade costs. Net gains from sale or disposal of assets were $4.6 million in 2013, compared with $11.7 million in 2012.

Net interest expense decreased 9.6% in 2013, due to both reduced average debt levels and lower interest rates. Our effective income tax rate decreased to 38.12% for the current period from 38.25% for the comparable period in 2012, due primarily to the realization of a deferred tax benefit on the sale of property during the second quarter of 2013. In determining our interim provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $411 million during the first nine months of 2013, compared with $417 million for the same period 2012. Operating cash flows decreased slightly primarily due to increased earnings being offset by the timing of the payment of trade payables and the collection of trade receivables. Net cash used in investing activities totaled $334 million in 2013, compared with $279 million in 2012. The increase resulted from an increase in equipment purchases in 2013, combined with fewer asset sales. Net cash used in financing activities decreased to $77 million in 2013, compared to $138 million in 2012. This decrease resulted primarily from lower net reductions in outstanding debt and the timing of the payment of our 2013 first quarter dividend, which was pulled forward and paid in December 2012, offset by our repurchase of stock in 2013.

Debt and Liquidity Data

	September 30, 2013	December 31, 2012	September 30, 2012
Working capital ratio	0.94	1.10	1.03
Current portion of long-term debt (millions)	250.0	100.0	100.0
Total debt (millions)	687.5	685.3	644.9
Total debt to equity	0.70	0.87	0.83
Total debt as a percentage of total capital	41%	46%	45%

Liquidity

Our need for capital has typically resulted from the acquisition of containers, chassis, trucks, tractors, and trailers required to support our growth and the replacement of older equipment. We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions. We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit, and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment.

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of September 30, 2013 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$31.7	$9.9	$15.3	$6.3	$0.2
Debt obligations	687.5	250.0	437.5	-	-
Interest payments on debt (1)	29.4	16.6	12.8	-	-
Commitments to acquire revenue equipment and facilities	107.0	107.0	-	-	-
Total	$855.6	$383.5	$465.6	$6.3	$0.2

(1)      Interest payments on debt are based on the debt balance and applicable rate at September 30, 2013.

Our net capital expenditures were approximately $334 million during the first nine months of 2013, compared with $279 million for the same period 2012. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2013 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $107 million during the remainder of 2013 and early 2014. We expect to spend in the range of $425 million to $450 million for net capital expenditures during calendar year 2013. The table above excludes $31.4 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of September 30, 2013, were operating leases related primarily to facility lease obligations.

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

●	Difficulty in attracting and retaining drivers, delivery personnel, and third-party carriers could affect our profitability and ability to grow.

●	We operate in a competitive and highly fragmented industry. Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

●	Extreme or unusual weather conditions can disrupt our operations, impact freight volumes, and increase our costs, all of which could have a material adverse effect on our business results.

●	Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

ITEM 3.  Quantitative And Qualitative Disclosures AbouT Market Risk

We had $687.5 million of debt outstanding at September 30, 2013, including our senior revolving line of credit, senior term loan, and senior notes issuances. Our senior notes have fixed interest rates of 3.375% and 6.08%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit and senior term loan have variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.4 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or nine months ended September 30, 2013. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2013, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2013, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2013, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In addition, there were no changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the first quarter of 2013, we filed a motion to stay proceedings pending a decision in the Ninth Circuit Court of Appeals on an unrelated case but with similar issues. That Motion was subsequently denied. During the second quarter of 2013, we filed a Motion for Judgment on the Pleadings with regard to the meal and rest period claims, which was granted in our favor. We have filed a Motion for Summary Judgment with regard to other remaining claims during the fourth quarter of 2013. The first trial date for one of the class-action lawsuits has been scheduled for the second quarter of 2014. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 30th day of October, 2013.

                                               J.B. HUNT TRANSPORT SERVICES, INC.

                                                  (Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)