Form 10-K
period 2013-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2014-02-21
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2013	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

615 J.B. Hunt Corporate Drive	72745-0130
Lowell, Arkansas	(ZIP Code)
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

Yes _____ No __X__

The aggregate market value of 91,316,499 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 28, 2013, was $6.6 billion (based upon $72.24 per share).

As of February 18, 2014, the number of outstanding shares of the registrant’s common stock was 117,247,544.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Stockholders, to be held April 24, 2014, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2013

FORWARD-LOOKING STATEMENTS

This report, including documents which are incorporated by reference and other documents which we file periodically with the Securities and Exchange Commission (SEC), contains statements that may be considered to be “forward-looking statements.” Such statements relate to our predictions concerning future events or operations and are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. These statements are based on our belief or interpretation of information currently available. Stockholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors. Some of the factors and events that are not within our control and that could have a material impact on future operating results include: general economic and business conditions, competition and competitive rate fluctuations, cost and availability of diesel fuel, ability to attract and retain qualified drivers and delivery personnel, a loss of one or more major customers, interference with or termination of our relationships with certain railroads, insurance costs and availability, claims expense, retention of key employees, terrorist attacks or actions, acts of war, adverse weather conditions, disruption or failure of information systems, new or different environmental or other laws and regulations, increased costs for new revenue equipment or decreases in the value of used equipment, and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.

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

PART I

ITEM 1.   BUSINESS

Overview

   We are one of the largest surface transportation, delivery, and logistics companies in North America. J.B. Hunt Transport Services, Inc. is a publicly held holding company that, together with our wholly owned subsidiaries, provides safe and reliable transportation and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Unless otherwise indicated by the context, “we,” “us,” “our”, and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries. We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to full-load, dry-van operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Our customer base is extremely diverse and includes a large number of Fortune 500 companies.

We believe our ability to offer multiple services, utilizing our four business segments and a full complement of logistics services through third parties, represents a competitive advantage. These segments include Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT). Our business is somewhat seasonal, with slightly higher freight volumes typically experienced during August through early November. Our DCS segment is subject to somewhat less seasonal variation than our other segments. For the calendar year ended December 31, 2013, our consolidated revenue totaled $5.6 billion, after the elimination of intersegment business. Of this total, 62% was generated by our JBI business segment, 22% by DCS, 9% by ICS, and 7% by JBT. For the year ended December 31, 2012, JBI represented 61%, DCS 21%, ICS 9%, and JBT 9% of our consolidated revenue. For the year ended December 31, 2011, JBI represented 59%, DCS 23%, ICS 7%, and JBT 11% of our consolidated revenue.

Additional general information about us is available on our Internet website at www.jbhunt.com. We make a number of reports and other information available free of charge on our website, including our annual report on Form 10-K, our proxy statement, and our earnings releases. Our website also contains corporate governance guidelines, our code of ethics, our whistleblower policy, Board committee charters, and other corporate policies. The information on our website is not, and shall not, be deemed to be a part of this annual report on Form 10-K or incorporated into any other filings we make with the SEC.

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

We continually analyze where we believe additional capital should be invested and management’s resources should be focused to provide added benefits to our customers. These actions should, in turn, yield increasing returns to our stockholders.

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

JBI Segment

The transportation service offerings of our JBI segment utilize arrangements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada, and Mexico. Our JBI segment began operations in 1989, forming a unique partnership with what is now the BNSF Railway Company; this was a watershed event in the industry and the first agreement that linked major rail and truckload carriers in a joint service environment. JBI draws on the intermodal services of rail carriers for the underlying linehaul movement of its equipment between rail ramps. The origin and destination pickup and delivery services (“drayage”) are handled by our company-owned tractors for the majority of our intermodal loads, while third-party dray carriers are used where economical. By performing our own drayage services, we are able to provide a cost-competitive, seamless coordination of the combined rail and dray movements for our customers.

JBI operates 65,979 pieces of company-owned trailing equipment systemwide. The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality. The Company also owns and maintains its own chassis fleet, consisting of 59,882 units. The containers and chassis are uniquely designed so that they may only be paired together, which the Company feels creates operational competitive advantage. JBI also manages a fleet of 3,448 company-owned tractors, 646 independent contractor trucks, and 4,187 company drivers who maintain our high service standards. At December 31, 2013, the total JBI employee count was 4,694. Revenue for the JBI segment in 2013 was $3.5 billion.

DCS Segment

DCS focuses on private fleet conversion and creation in replenishment, specialized equipment, and final-mile delivery services. We also specialize in the design, development, and execution of supply-chain solutions that support a variety of transportation networks. Our final-mile delivery services are supported with a network of approximately 89 cross-dock locations nationwide, with 98% of the continental U.S. population living within 150 miles of a cross-dock location. Our customer contracts are long-term, ranging from three to ten years, with the average being approximately three and a half years. Pricing of our contracts typically involves cost-plus arrangements, with our fixed costs being recovered regardless of equipment utilization, but is customized based on invested capital and duration.

At December 31, 2013, this segment operated 5,805 company-owned trucks, 592 customer-owned trucks, and 10 independent contractor trucks. DCS also operates approximately 12,500 owned pieces of trailing equipment and approximately 6,500 customer-owned trailers. The DCS segment employed 8,736 people at December 31, 2013, 7,239 of whom were drivers. DCS revenue for 2013 was $1.2 billion.

ICS Segment

ICS provides traditional freight brokerage and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment. By leveraging the J.B. Hunt brand, systems, and network, we provide a broader service offering to customers by providing flatbed, refrigerated, expedited, and LTL, as well as a variety of dry-van and intermodal solutions. ICS provides single-source logistics management for customers desiring to outsource their transportation functions and utilize our proven supply-chain technology and design expertise to improve efficiency. ICS operates 24 remote sales offices or branches, as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2013, the ICS segment employed 503 people, with a carrier base of approximately 34,600. ICS revenue for 2013 was $537 million.

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

At December 31, 2013, the JBT segment operated 1,200 company-owned tractors and employed 1,491 people, 1,206 of whom were drivers. At December 31, 2013, we had 657 independent contractors operating in the JBT segment, some of whom were leasing company-owned tractors. JBT revenue for 2013 was $391 million.

Marketing and Operations

We transport, or arrange for the transportation of, a wide range of freight, including general merchandise, specialty consumer items, appliances, forest and paper products, food and beverages, building materials, soaps and cosmetics, automotive parts, agricultural products, electronics, and chemicals. Our customer base is extremely diverse and includes a large number of Fortune 500 companies. We provide a broad range of transportation services to shippers seeking to use a variety of transportation options to optimize their supply-chain logistics needs.

We generally market all of our service offerings through a nationwide sales and marketing network. We use a specific sales force in DCS due to the length, complexity, and specialization of the sales cycle. In addition, ICS utilizes its own local branch salespeople. In accordance with our typical arrangements, we bill the customer for all services, and we, in turn, pay all third parties for their portion of transportation services provided.

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people. As of December 31, 2013, we had 18,467 employees, which consisted of 12,632 company drivers, 4,651 office personnel, and 1,184 maintenance technicians. We also had arrangements with approximately 1,313 independent contractors to transport freight in our trailing equipment. None of our employees are represented by unions or covered by collective bargaining agreements.

Revenue Equipment

Our JBI segment utilizes uniquely designed high-cube containers and chassis, which can only be paired with each other and can be separated to allow the containers to be double-stacked on rail cars. The composition of our DCS trailing fleet varies with specific customer requirements and may include dry-vans, flatbeds, temperature-controlled, curtain-side vans, straight trucks, and dump trailers. We primarily utilize third-party carriers’ tractor and trailing equipment for our ICS segment. Our JBT segment operates primarily with 53-foot dry-van trailers.

As of December 31, 2013, our company-owned tractor and truck fleet consisted of 10,453 units. In addition, we had approximately 1,313 independent contractors who operate their own tractors but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets. Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers, and lowers maintenance expense. At December 31, 2013, the average age of our combined tractor fleet was 2.7 years, while our containers averaged 4.7 years of age and our trailers averaged 10.3 years. We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

Competition and the Industry

The freight transportation markets in which we operate are frequently referred to as highly fragmented and competitive. Our JBI segment competes with other intermodal marketing companies; other full-load carriers that utilize railroads for a portion of the transportation service; and, to a certain extent, some railroads directly. The diversified nature of the services provided by our DCS segment attracts competition from customers’ private fleets, other private fleet outsourcing companies, equipment leasing companies, local and regional delivery service providers, and some truckload carriers. Our ICS segment utilizes the fragmented nature of the truck industry and competes with other non-asset-based logistics companies and freight brokers, as well as full-load carriers. The full-load freight competition of our JBT segment includes thousands of carriers, many of which are very small. While we compete with a number of smaller carriers on a regional basis, only a limited number of companies represent competition in all markets across the country.

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

In 2011, the FMCSA amended the hours-of-service (HOS) safety requirements for commercial truck drivers. The remaining provisions of the HOS Final Rule became effective July 1, 2013. While we continue to evaluate and adjust to the impact of the Final Rule on various segments of our operations, we have experienced some negative impact on our productivity.

In 2011, the FMCSA published a Notice of Proposed Rulemaking to require currently logging drivers to complete their logs using an Electronic On-Board Recorder (EOBR). The final rule regarding this proposal is expected to be published in the first quarter of 2014. Since the issuance of this proposal, we have successfully implemented a plan to replace any legacy on-board recording equipment within our fleets. We do not anticipate a negative impact on our operations or productivity.

In 2013, the FMCSA, in conjunction with the National Highway Traffic Safety Administration, submitted a Notice of Proposed Rulemaking to require the installation of speed-limiting devices on heavy trucks. The final rule regarding this proposal is expected to be published in the third quarter of 2014. We believe this rule will have minimal implementation cost, as all of our heavy trucks subject to this rule already have these devices installed. We do not anticipate a negative impact on our operations or productivity.

In February 2014, the FMCSA published a Notice of Proposed Rulemaking establishing a Commercial Driver’s License Drug and Alcohol Clearinghouse. This rule will establish a database of commercial driver´s license holders that have failed or refused a controlled substance or alcohol test. The rule will require carriers to report positive test results and refusals to test into the Clearinghouse and query the database when hiring drivers. We anticipate that the establishment of the Clearinghouse may create efficiencies within our driver hiring process.

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

Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control. These factors include interference with or termination of our relationships with certain railroads; significant increases or rapid fluctuations in fuel prices, fuel taxes, interest rates, insurance premiums, self-insurance levels, excess capacity in the intermodal or trucking industries, or license and registration fees; terrorist attacks or actions; acts of war; adverse weather conditions; disruption or failure of information systems; increased costs for new revenue equipment or decreases in the value of used equipment; and difficulty in attracting and retaining qualified drivers, independent contractors, and third-party carriers.

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

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2013, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected. We have policies in place for 2014 with substantially the same terms as our 2013 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage. We purchase insurance coverage for the amounts above which we are self-insured. If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2013, our top 10 customers, based on revenue, accounted for approximately 29% of our revenue. Our JBI, ICS, and JBT segments typically do not have long-term contracts with their customers. While our DCS segment business may involve a long-term written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

We operate in a regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

The DOT and various state agencies exercise broad powers over our business, generally governing matters including authorization to engage in motor carrier service, equipment operation, safety, and financial reporting. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could restrict or otherwise impact our operations.

Difficulty in attracting and retaining drivers, delivery personnel, and third-party carriers could affect our profitability and ability to grow.

If we are unable to attract and retain the necessary quality and number of employees or contract with enough independent contractors, we could be required to significantly increase our employee compensation package, let revenue equipment sit idle, or dispose of the equipment altogether, which could adversely affect our growth and profitability. In addition, our growth could be limited by an inability to attract third-party carriers upon whom we rely to provide transportation services.

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

In an effort to reduce the number of carriers it uses, a customer often selects so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected. Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors. Also, certain customers that operate private fleets to transport their own freight could decide to expand their operations, thereby reducing their need for our services.

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

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain bulk fuel storage and fuel islands at several of our facilities. If a spill or other accident involving hazardous substances occurs, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our corporate headquarters are in Lowell, Arkansas. We occupy a number of buildings in Lowell that we utilize for administrative support, customer service, freight dispatch, data processing and warehousing, and data backup and disaster recovery. We also own or lease approximately 45 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel, and employ personnel to support operations. These facilities vary in size from 1 to 35 acres. Each of our business segments utilizes these facilities for various services, including bulk fueling, maintenance, and driver support activities. In addition, we have approximately 89 leased facilities in our DCS cross-dock and delivery system network and 24 leased or owned remote sales offices or branches in our ICS segment. Excluded from the following table are leases for small offices and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	471	850,000	250,000
Cross-dock and delivery system facilities	-	1,345,000	121,000
Corporate headquarters, Lowell, Arkansas	130	-	262,000
Offices and data center, Lowell, Arkansas	8	-	40,000
Branch sales offices	-	-	34,000

ITEM 3.   LEGAL PROCEEDINGS

We are involved in certain claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of claims and pending litigation will not have a material adverse effect on our financial condition, results of operations, or liquidity.

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. A Motion for Judgment on the Pleadings with regard to the meal and rest break claims was granted in our favor in the fourth quarter of 2013. A Motion for Summary Judgment with regard to other remaining claims was heard in January of 2014. We are currently awaiting a decision on our Motion for Summary Judgment. The trial date for one of the class-action lawsuits is currently scheduled for the first quarter of 2015. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market under the symbol “JBHT.” At December 31, 2013, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued. We had 117.2 million and 117.5 million shares outstanding as of December 31, 2013 and 2012, respectively. The high and low sales prices of our common stock as reported by the National Association of Securities Dealers Automated Quotations National Market system (NASDAQ) and the quarterly dividends paid per share on our common shares were:

2013	Dividends Paid	High	Low

First Quarter	$-	$75.73	$60.05
Second Quarter	0.15	77.20	67.97
Third Quarter	0.15	78.39	71.26
Fourth Quarter	0.15	78.65	70.60

2012	Dividends Paid	High	Low

First Quarter	$0.14	$55.30	$43.94
Second Quarter	0.14	61.18	51.88
Third Quarter	0.14	60.19	50.56
Fourth Quarter	0.29	60.67	51.47

On February 18, 2014, the high and low sales prices for our common stock as reported by the NASDAQ were $73.12 and $71.98, respectively, and we had 1,067 stockholders of record.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and any other factors the Board of Directors may deem relevant. On December 7, 2012, we announced a pull forward of our regular quarterly dividend typically paid in February of each calendar year, which was paid on December 28, 2012, to stockholders of record on December 17, 2012. Accordingly, we did not declare or pay a quarterly dividend in the first quarter of 2013. On January 29, 2014, we announced an increase in our quarterly cash dividend from $0.15 to $0.20 per share, which will be paid February 27, 2014, to stockholders of record on February 13, 2014. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended December 31, 2013:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
October 1 through October 31, 2013	535,762	$74.66	(2)	535,762	$348
November 1 through November 30, 2013	139,102	71.89	(2)	139,102	338
December 1 through December 31, 2013	-	-		-	338
Total	674,864	$74.09		674,864	$338

(1)	On October 27, 2011, our Board of Directors authorized the purchase of up to $500 million of our common stock.

(2)

Number of common shares and average price paid per common share reflect the effective total purchases upon completion of our $50 million accelerated repurchase program, which commenced in October 2013. Terms of the program included a deferment of 139,102 shares until program completion in November 2013.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of stockholders of our common stock with the cumulative total returns of the S&P 500 index and two customized peer groups. The peer group labeled “Prior Peer Group” consists of 13 companies: Arkansas Best Corp., CH Robinson Worldwide Inc., CON-Way Inc., Expeditor International Of Washington, HUB Group Inc., Kansas City Southern, Landstar System Inc., Old Dominion Freight Line Inc., Pacer International Inc., Ryder System Inc., Swift Transportation Company, UTI Worldwide Inc., and Werner Enterprises Inc. The peer group labeled “Current Peer Group” consists of 16 companies: Arkansas Best Corp., Avis Budget Group Inc., CH Robinson Worldwide Inc., CON-Way Inc., CSX Corp., Expeditor International Of Washington, Hertz Global Holdings Inc., HUB Group Inc., Kansas City Southern, Landstar System Inc., Norfolk Southern Corp., Old Dominion Freight Line Inc., Ryder System Inc., Swift Transportation Company, UTI Worldwide Inc. and Werner Enterprises Inc. The graph assumes the value of the investment in our common stock, in the index, and in each of the peer groups (including reinvestment of dividends) was $100 on December 31, 2008, and tracks it through December 31, 2013. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31,
	2008	2009	2010	2011	2012	2013

J.B. Hunt Transport Services, Inc.	$100.00	$124.85	$160.08	$178.88	$240.03	$312.65
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Prior Peer Group	100.00	111.20	154.45	144.10	148.48	189.65
Current Peer Group	100.00	127.04	168.30	167.67	168.02	241.06

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)		(C)
Equity compensation plans approved by security holders	3,269,055	$19.08	(2)	8,467,607

(1)	We have no equity compensation plans that are not approved by security holders.

(2)

Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis. Accordingly, the restricted share units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)

Earnings data for the years ended December 31,	2013	2012	2011	2010	2009
Operating revenues	$5,585	$5,055	$4,527	$3,793	$3,203
Operating income	577	530	444	348	248
Net earnings	342	310	257	200	136
Basic earnings per share	2.92	2.64	2.16	1.60	1.08
Diluted earnings per share	2.87	2.59	2.11	1.56	1.05
Cash dividends per share	0.45	0.71	0.52	0.48	0.44
Operating expenses as a percentage of operating revenues:
Rents and purchased transportation	50.2%	49.2%	46.9%	45.1%	43.6%
Salaries, wages and employee benefits	20.4	20.5	22.1	24.0	24.9
Fuel and fuel taxes	8.2	9.2	10.2	9.1	8.5
Depreciation and amortization	4.5	4.5	4.7	5.2	5.9
Operating supplies and expenses	3.6	3.5	3.6	4.0	4.7
Insurance and claims	1.0	1.1	1.0	1.3	1.6
General and administrative expenses, net of asset dispositions	0.8	0.6	0.7	1.0	1.6
Operating taxes and licenses	0.7	0.6	0.6	0.7	0.9
Communication and utilities	0.3	0.3	0.4	0.4	0.6
Total operating expenses	89.7	89.5	90.2	90.8	92.3
Operating income	10.3	10.5	9.8	9.2	7.7
Net interest expense	0.4	0.5	0.6	0.8	0.8
Equity in operations of affiliated company	-	-	-	-	(0.1)
Earnings before income taxes	9.9	10.0	9.2	8.4	7.0
Income taxes	3.8	3.9	3.5	3.1	2.7
Net earnings	6.1%	6.1%	5.7%	5.3%	4.3%

Balance sheet data as of December 31,	2013	2012	2011	2010	2009
Working capital ratio	0.95	1.10	1.17	0.91	1.46
Total assets (millions)	$2,819	$2,465	$2,267	$1,962	$1,857
Stockholders’ equity (millions)	$1,012	$792	$568	$573	$644
Current portion of long-term debt (millions)	$250	$100	$50	$200	$-
Total debt (millions)	$708	$685	$749	$654	$565
Total debt to equity	0.70	0.87	1.32	1.14	0.88
Total debt as a percentage of total capital	41%	46%	57%	53%	47%

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

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents, and cargo damage. We are substantially self-insured for loss of and damage to our owned and leased revenue equipment. Certain insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim. We have umbrella policies to limit our exposure to catastrophic claim costs.

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. We have policies in place for 2014 with substantially the same terms as our 2013 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and, if applicable, conversion to fully insured status and provides an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2013, we had an accrual of approximately $59 million for estimated claims. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2013, we had a prepaid insurance asset of approximately $49 million, which represented prefunded premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis, and trailers in connection with our business. This equipment may be purchased or acquired under lease agreements. In addition, we may rent revenue equipment from various third parties under short-term rental arrangements. Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairment to our assets at December 31, 2013.

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

Income Taxes

We account for income taxes under the liability method. Our deferred tax assets and liabilities represent items that will result in a tax deduction or taxable income in future years for which we have already recorded the related tax expense or benefit in our statement of earnings. Deferred tax accounts arise as a result of timing differences between when items are recognized in our Consolidated Financial Statements and when they are recognized in our tax returns. We assess the likelihood that deferred tax assets will be recovered from future taxable income or the reversal of temporary timing differences. To the extent we believe recovery does not meet the more-likely-than-not threshold, a valuation allowance is established. To the extent we establish a valuation allowance, we include an expense as part of our income tax provision.

Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on our provision for income taxes. As part of our calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our Consolidated Financial Statements. Such accruals require us to make estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter for which we have established an accrual is audited and resolved. See Note 6, Income Taxes, in our Consolidated Financial Statements for a discussion of our current tax contingencies.

RESULTS OF OPERATIONS

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of Operating Revenues			Percentage Change Between Years
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Operating revenues	100.0%	100.0%	100.0%	10.5%	11.7%

Operating expenses:
Rents and purchased transportation	50.2	49.2	46.9	12.9	17.1
Salaries, wages and employee benefits	20.4	20.5	22.1	9.7	3.6
Fuel and fuel taxes	8.2	9.2	10.2	(2.1)	0.5
Depreciation and amortization	4.5	4.5	4.7	10.6	7.1
Operating supplies and expenses	3.6	3.5	3.6	13.5	11.3
Insurance and claims	1.0	1.1	1.0	2.5	19.8
General and administrative expenses, net of asset dispositions	0.8	0.6	0.7	67.0	(5.8)
Operating taxes and licenses	0.7	0.6	0.6	9.7	5.7
Communication and utilities	0.3	0.3	0.4	9.7	(4.0)
Total operating expenses	89.7	89.5	90.2	10.7	10.8
Operating income	10.3	10.5	9.8	8.8	19.4
Net interest expense	0.4	0.5	0.6	(9.5)	(10.3)
Earnings before income taxes	9.9	10.0	9.2	9.7	21.4
Income taxes	3.8	3.9	3.5	8.7	22.4
Net earnings	6.1%	6.1%	5.7%	10.3%	20.8%

2013 Compared With 2012

Consolidated Operating Revenues

Our total consolidated operating revenues were $5.6 billion in 2013, a 10.5% increase over 2012, primarily due to increased load volume. Fuel surcharge (FSC) revenues increased to $1.1 billion in 2013, compared with $997 million in 2012, due to overall increased load volumes. If FSC revenues were excluded from both years, our 2013 revenue increased 11.6% over 2012.

Consolidated Operating Expenses

Our 2013 consolidated operating expenses increased 10.7% from 2012, compared to the 10.5% increase in revenue year over year. This combination resulted in our 2013 operating ratio of 89.7% compared to 89.5% in 2012. Rents and purchased transportation costs increased 12.9% in 2013, primarily due to the increase in load volume that increased services from third-party rail and truck carriers. In addition, our JBI segment increased the use of outsourced dray carriers resulting from a challenging driver market, while our ICS segment incurred higher rates paid to third-party carriers in 2013, due to a tighter third-party carrier environment. The total cost of salaries, wages and employee benefits increased 9.7% in 2013 from 2012. This increase was primarily related to increases in driver and other labor pay due to increased business demand, a tighter supply of qualified drivers, and new long-term customer contracts, partially offset by lower overall office personnel compensation and a reduction in driver pay within our JBT segment due to fleet reduction.

Fuel and fuel taxes expense decreased 2.1% in 2013 compared with 2012, due to decreases in the price of fuel. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional or local fuel prices. While these programs may adjust fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue. As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues. Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

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

Depreciation and amortization expense increased 10.6% in 2013, primarily due to additions to our JBI segment tractor, container, and chassis fleets to support additional business demand, as well as additional equipment purchased related to new DCS long-term customer contracts. These increases were partially offset by the reduction in the JBT tractor fleet. Operating supplies and expenses increased 13.5%, driven primarily by increased general maintenance costs resulting from growth in equipment fleets and a higher cost per unit, increased toll activity and implementation related costs incurred for new DCS long-term customers in 2013. Insurance and claims expense increased 2.5% for 2013, primarily due to an increase in incident volume, offset by a reduction in accident severity. The 67.0% increase in general and administrative expenses was primarily the result of a decrease in net gains from asset sales, higher building and facility rental expense related to new DCS long-term customer contracts, and increased bad debt expense due to two customer bankruptcies. Net gains from the disposal of assets were $5 million in 2013, compared with $17 million in 2012.

Net interest expense for 2013 decreased by 9.5% compared with 2012, due to both reduced average debt levels and lower interest rates.

Our effective income tax rate was 38.15% in 2013 and 38.50% in 2012. The decrease in 2013 was primarily related to the realization of a deferred tax benefit on the sale of property during the second quarter of 2013. We expect our effective income tax rate to be between 38.00% and 38.50% for calendar year 2014.

Segments

We operated four business segments during calendar year 2013. The operation of each of these businesses is described in our Notes to Consolidated Financial Statements. The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment
	Years Ended December 31, (in millions)
	2013	2012	2011
JBI	$3,456	$3,071	$2,673
DCS	1,231	1,080	1,031
ICS	537	456	356
JBT	391	484	504
Total segment revenues	5,615	5,091	4,564
Intersegment eliminations	(30)	(36)	(37)
Total	$5,585	$5,055	$4,527

	Operating Income by Segment
	Years Ended December 31, (in millions)
	2013	2012	2011
JBI	$447	$375	$301
DCS	110	116	103
ICS	16	16	13
JBT	4	23	27
Total	$577	$530	$444

Operating Data by Segment

	Years Ended December 31,
	2013	2012	2011
JBI
Loads	1,593,511	1,415,663	1,248,302
Average length of haul (miles)	1,694	1,702	1,726
Revenue per load	$2,169	$2,169	$2,141
Average tractors during the period(1)	3,916	3,417	2,924
Tractors (end of period)
Company-owned	3,448	3,124	2,901
Independent contractor	646	472	213
Total tractors	4,094	3,596	3,114
Trailing equipment (end of period)	65,979	58,962	54,506
Average effective trailing equipment usage	60,612	54,302	49,482

DCS
Loads	1,835,872	1,522,740	1,444,518
Average length of haul (miles)	190	201	205
Revenue per truck per week(2)	$4,109	$4,164	$4,175
Average trucks during the period(3)	5,865	5,057	4,811
Trucks (end of period)
Company-owned	5,805	4,844	4,571
Independent contractor	10	15	17
Customer-owned (Dedicated-operated)	592	394	330
Total trucks	6,407	5,253	4,918
Trailing equipment (end of period)	19,062	13,448	11,211
Average effective trailing equipment usage	19,229	13,932	12,711

ICS
Loads	388,987	326,574	253,344
Revenue per load	$1,380	$1,397	$1,403
Gross profit margin	11.8%	13.0%	13.5%
Employee count (end of period)	503	453	384
Approximate number of third-party carriers (end of period)	34,600	32,300	28,800

JBT
Loads	386,875	449,366	444,851
Average length of haul (miles)	431	467	514
Loaded miles (000)	165,543	207,677	225,997
Total miles (000)	194,046	242,311	259,144
Average nonpaid empty miles per load	75.4	77.1	72.7
Revenue per tractor per week(2)	$3,828	$3,891	$3,869
Average tractors during the period(1)	2,007	2,435	2,557
Tractors (end of period)
Company-owned	1,200	1,192	1,637
Independent contractor	657	901	948
Total tractors	1,857	2,093	2,585
Trailing equipment (end of period)	6,828	8,954	9,302
Average effective trailing equipment usage	6,877	7,985	8,089

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue increased 12.5% to $3.46 billion in 2013, from $3.07 billion in 2012, primarily due to a 12.6% increase in load volume. Excluding fuel surcharge, revenues increased 13.4% in 2013 over the prior year. Revenue per load was unchanged in 2013 when compared to 2012, and average length of haul remained virtually flat.

Operating income in our JBI segment increased to $447 million in 2013, from $375 million in 2012, primarily due to volume growth, improved container utilization and lower office personnel compensation costs, partially offset by increased outsourced drayage and rail purchased transportation costs and by higher driver procurement and retention expenses.

DCS Segment

DCS segment revenue increased 14.1% to $1.23 billion in 2013, from $1.08 billion in 2012. Revenue, excluding fuel surcharges, increased 16.2% in 2013 compared to 2012, primarily from new long-term contracts related to the conversion of customers’ private fleets. DCS ended 2013 with a net additional 1,154 revenue-producing trucks when compared to 2012.

Operating income decreased to $110 million in 2013, compared with $116 million in 2012. The decrease in operating income was primarily due to higher driver and other personnel pay, increased equipment and maintenance costs, increased purchased transportation expenses, lower gains on equipment sales, increased insurance and claims costs, and increased bad debt expense. In addition, DCS incurred significant implementation costs for new long-term customers during 2013. These implementation costs include, but are not limited to, driver and management hiring and relocation costs, personnel travel costs, equipment repositioning costs, technology design and integration, and telecommunication and operational system infrastructure. A portion of this increased cost is expected to be ongoing until the fleets for these new accounts are operating in the manner for which they were designed with the customer.

ICS Segment

ICS segment revenue grew 17.6% to $537 million in 2013, from $456 million in 2012. This increase in revenue was primarily due to a 19.1% increase in load volume in 2013 when compared to 2012, partially offset by a slight reduction in revenue per load. Both transactional and contractual business experienced increased load volumes.

Operating income remained flat at $16 million in 2013 when compared to 2012. ICS gross profit margin declined to 11.8% for 2013 from 13.0% for 2012, due to higher purchased transportation costs resulting from a tightening third-party carrier environment. Cost increases for additional headcount and branch network expansion also offset increases in revenues.

JBT Segment

JBT segment revenue decreased 19.2% to $391 million in 2013, from $484 million in 2012, primarily due to lower equipment utilization, shorter length of haul, and an 11.3% reduction in tractors year-over-year, primarily from a reduction in independent contractor capacity. Excluding fuel surcharges, revenue for 2013 decreased 19.5% compared to 2012.

JBT segment had operating income of $4 million in 2013 compared with $23 million in 2012. This decrease in operating income was primarily due to lower revenue, increased driver and independent contractor pay, higher maintenance and equipment cost per unit, and fewer gains on equipment sales, partially offset by reductions in office personnel.

2012 Compared With 2011

Consolidated Operating Revenues

Our total consolidated operating revenues were $5.1 billion in 2012, an 11.7% increase over 2011. Higher fuel prices during 2012 and overall increased load volume resulted in fuel surcharge (FSC) revenues of $997 million in 2012, compared with $849 million in 2011. If FSC revenues were excluded from both years, our 2012 revenue increased 10.3% over 2011, driven primarily by our consolidated load growth.

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

Fuel and fuel taxes expense remained relatively flat, increasing only 0.5% in 2012 compared with 2011, due to increases in fuel prices being offset by improved fuel efficiency and fewer Company road miles.

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

Operating income increased to $116 million in 2012, compared with $103 million in 2011. This increase was due to the increased revenue, transfer of assets to more profitable accounts and increased gains on equipment dispositions, partially offset by increased driver wages, insurance and claims expense, and employee health care costs. Additionally, our DCS segment operating income for 2011 was reduced by a charge related to a customer bankruptcy.

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

JBT segment had operating income of $23 million in 2012, compared with $27 million in 2011. This decrease in operating income was primarily due to decreased revenue, increased independent contractor costs and fewer gains on equipment sales, partially offset by overall cost decreases related to the reduction in the segment’s tractor fleet.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $574 million in 2013 and $548 million in 2012. This increase in 2013 was primarily due to increased earnings, offset by the timing of the collection of trade and income tax receivables and an increase in prepaid expenses, included in other assets.

Cash flows used in investing activities relate primarily to purchases of revenue equipment, net of proceeds from disposals. The increase to $443 million in 2013 from $370 million in 2012 is the result of an increase in additions to and replacements of revenue equipment, primarily within our JBI and DCS segments, combined with fewer proceeds from asset sales.

Net cash used in financing activities decreased to $132 million in 2013 from $178 million in 2012, primarily due to a net increase in borrowings on our revolving line of credit and decrease in dividends paid, partially offset by payments on our long-term debt and an increase in treasury stock purchases.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and other factors the Board of Directors may deem relevant. We paid a $0.13 per share quarterly dividend in 2011, a $0.14 per share quarterly dividend in 2012, and a $0.15 per share quarterly dividend in 2013, with the first quarter dividend being pulled forward and paid in fourth quarter 2012. On January 29, 2014, we announced an increase in our quarterly cash dividend from $0.15 to $0.20 per share, which will be paid February 27, 2014, to stockholders of record on February 13, 2014. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Liquidity

Our need for capital has typically resulted from the acquisition of containers, chassis, trucks, tractors, and trailers required to support our growth and the replacement of older equipment. We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions. We obtain capital through cash generated from operations, revolving lines of credit, and long-term debt issuances. We have also periodically utilized capital and operating leases for revenue equipment.

At December 31, 2013, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2013, we had $208.7 million outstanding at an average interest rate of 1.12% under this agreement.

Our senior term loan at December 31, 2013, consists of an unsecured $150 million variable-rate agreement, which matures in March 2014. The entire $150 million balance is payable at maturity. The applicable interest rate under this agreement is based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2013, the interest rate on this facility was 1.17%.

Our senior notes consist of two separate issuances. The first is $100 million of 6.08% senior notes, which mature in July 2014. The entire $100 million balance is payable at maturity. Interest payments are due semiannually in January and July. The second is $250 million of 3.375% senior notes, which mature in September 2015. The entire $250 million balance is payable at maturity. Interest payments are due semiannually in March and September. We have the option to redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at December 31, 2013. For all debt facilities maturing in 2014, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing senior revolving line of credit or other sources of long-term financing.

We believe our liquid assets, cash generated from operations, and various financing arrangements will provide sufficient funds for our operating and capital requirements for the foreseeable future. Our debt-to-equity ratio decreased from 2012, due to an increase in equity as a result of current-year earnings, which is partially offset by an increase in treasury stock purchases in 2013.

We are currently committed to spend approximately $607 million, net of proceeds from sales or trade-ins during 2014, which is primarily related to the acquisition of containers, chassis, and tractors.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases. As of December 31, 2013, we had approximately $31.5 million of obligations, primarily related to facility leases.

Contractual Obligations and Commitments

The following table summarizes our expected obligations and commitments (in millions) as of December 31, 2013:

	Total	2014	2015-2016	2017-2018	2019 and thereafter
Operating leases	$31.5	$10.6	$15.2	$5.7	$-
Long-term debt obligations	708.4	250.0	458.4	-	-
Interest payments on debt (1)	24.9	14.7	10.2	-	-
Commitments to acquire revenue equipment and facilities	606.6	606.6	-	-	-
Total	$1,371.4	$881.9	$483.8	$5.7	$-

(1)	Interest payments on debt are based on the debt balance and applicable rate at December 31, 2013.

We had standby letters of credit outstanding of approximately $4.5 million at December 31, 2013, that expire at various dates in fiscal year 2014, which are related to certain operating agreements and our self-insured retention levels for casualty and workers’ compensation claims. We plan to renew these letters of credit in accordance with our third-party agreements. The table above excludes $33.9 million of liabilities related to uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the ultimate timing of settlement. See Note 6, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Of our total $708.4 million of debt, we had $358.7 million of variable-rate debt outstanding at December 31, 2013, under our revolving lines of credit and our senior term loan. These have variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $3.6 million. Our remaining debt is fixed-rate debt, and therefore changes in market interest rates do not directly impact our interest expense. Periodically, we enter into derivative instruments in response to market interest rates; however, at December 31, 2013, we had no such derivative financial instruments in place.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2013. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2013, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and reports thereon of our independent registered public accounting firm as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Earnings for years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for years ended December 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize, and disclose this information within the time periods specified in the SEC rules. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report, conducted by our management and with the participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer believe these controls and procedures are effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in our reports filed with the SEC within the required time periods.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 Framework). Based on our assessment, we believe that as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2014.

Executive Officers

The schedule of executive officers is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2014.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial and accounting officer, and all other officers, employees, and directors. Our code of ethics is available on our Internet website at www.jbhunt.com. If we make substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Corporate Governance

In complying with the rules and regulations required by the Sarbanes-Oxley Act of 2002, NASDAQ, Public Company Accounting Oversight Board (PCAOB), and others, we have attempted to do so in a manner that clearly meets legal requirements but does not create a bureaucracy of forms, checklists, and other inefficient or expensive procedures. We have adopted a code of conduct, code of ethics, whistleblower policy, and charters for all of our Board of Director Committees and other formal policies and procedures. Most of these items are available on our website, www.jbhunt.com. If we make significant amendments to our code of ethics or whistleblower policy, or grant any waivers to these items, we will disclose such amendments or waivers on our website or in a report on Form 8-K within four days of such action.

Audit Committee

The information required by Regulation S-K, Item 407(d) is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2014.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2014.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2014.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2014.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2014.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Financial Statements The financial statements included in Item 8 above are filed as part of this annual report.

(2)	Financial Statement Schedules Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Years Ended:	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2011	$6.0	$12.6	$(11.9)	$6.7
December 31, 2012	6.7	11.4	(11.5)	6.6
December 31, 2013	6.6	14.0	(12.5)	8.1

All other schedules have been omitted either because they are not applicable or because the required information is included in our Consolidated Financial Statements or the notes thereto.

(3)	Exhibits The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (“Exhibit Index”).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 21st day of February, 2014.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 21st day of February, 2014, on behalf of the registrant and in the capacities indicated.

/s/ John N. Roberts, III	President and Chief Executive Officer, Member of the Board of Directors
John N. Roberts, III	(Principal Executive Officer)

/s/ David G. Mee	Executive Vice President, Finance and Administration, Chief Financial Officer and
David G. Mee	Corporate Secretary
(Principal Financial and Accounting Officer)

/s/ Kirk Thompson	Chairman of the Board of Directors
Kirk Thompson

/s/ James L. Robo	Member of the Board of Directors
James L. Robo	(Lead Director)

/s/ Douglas G. Duncan	Member of the Board of Directors
Douglas G. Duncan

/s/ Francesca M. Edwardson	Member of the Board of Directors
Francesca M. Edwardson

/s/ Wayne Garrison	Member of the Board of Directors
Wayne Garrison

/s/ Sharilyn S. Gasaway	Member of the Board of Directors
Sharilyn S. Gasaway

/s/ Gary C. George	Member of the Board of Directors
Gary C. George

/s/ J. Bryan Hunt, Jr.	Member of the Board of Directors
J. Bryan Hunt, Jr.

/s/ Coleman H. Peterson	Member of the Board of Directors
Coleman H. Peterson

/s/ John A. White	Member of the Board of Directors
John A. White

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2

Restated Bylaws of J.B. Hunt Transport Services, Inc. dated February 27, 2008 (incorporated by reference from Exhibit 3(ii) of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2008, filed April 30, 2008)

3.3

Amendment No. 1 to the Restated Bylaws of J.B Hunt Transport Services, Inc. dated February 4, 2010 (incorporated by reference from Exhibit 3.0 of the Company’s current report on Form 8-K, filed February 10, 2010)

10.1	Amended and Restated Employee Retirement Plan (incorporated by reference from Exhibit 99 of the Company’s Form S-8, filed December 30, 1994)

10.2

Second Amended and Restated Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed July 31, 2012)

10.3	Summary of Compensation Arrangements with Named Executive Officers

10.4	Credit Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed August 18, 2011)

10.5	Senior Term Loan Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed March 29, 2011)

10.6	Master Note Purchase Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed July 30, 2007)

10.7	Indenture (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-3ASR, filed September 14, 2010)

10.8	First Supplemental Indenture (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed September 21, 2010)

21	Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Management’s Report on Internal Control Over Financial Reporting

We are responsible for the preparation, integrity, and fair presentation of our Consolidated Financial Statements and related information appearing in this report. We take these responsibilities very seriously and are committed to maintaining controls and procedures that are designed to ensure that we collect the information we are required to disclose in our reports to the SEC and to process, summarize, and disclose this information within the time periods specified by the SEC.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report, conducted by our management and with the participation of our Chief Executive Officer and Chief Financial Officer, we believe our controls and procedures are effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in our reports filed with the SEC within the required time periods.

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 Framework). Based on our assessment, we believe that as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/ John N. Roberts, III	/s/ David G. Mee
John N. Roberts, III	David G. Mee
President and Chief Executive Officer	Executive Vice President, Finance
(Principal Executive Officer)	and Administration, Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Hunt Transport Services, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas

February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

We have audited J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). J.B. Hunt Transport Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, J.B. Hunt Transport Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of J.B. Hunt Transport Services, Inc. and subsidiaries, and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas

February 21, 2014

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

(in thousands, except share data)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$5,831	$5,589
Trade accounts receivable, net	568,519	466,011
Inventories	26,248	23,065
Prepaid licenses and permits	21,602	17,632
Prepaid insurance	42,588	32,474
Other current assets	15,415	9,761
Total current assets	680,203	554,532
Property and equipment, at cost:
Revenue and service equipment	2,904,289	2,571,083
Land	37,829	36,482
Structures and improvements	144,439	135,974
Furniture and office equipment	173,257	161,167
Total property and equipment	3,259,814	2,904,706
Less accumulated depreciation	1,147,610	1,019,232
Net property and equipment	2,112,204	1,885,474
Other assets	26,997	24,635
Total assets	$2,819,404	$2,464,641

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$250,000	$100,000
Trade accounts payable	305,465	266,722
Claims accruals	68,221	47,442
Accrued payroll	72,063	70,647
Other accrued expenses	14,062	17,199
Deferred income taxes	2,485	750
Total current liabilities	712,296	502,760
Long-term debt	458,417	585,347
Other long-term liabilities	58,274	53,050
Deferred income taxes	577,965	531,624
Total liabilities	1,806,952	1,672,781
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2013 and 2012, of which 117,241,438 shares and 117,529,307 shares were outstanding at December 31, 2013 and 2012, respectively)	1,671	1,671
Additional paid-in capital	226,595	207,073
Retained earnings	2,274,784	1,985,213
Treasury stock, at cost (49,857,994 shares at December 31, 2013, and 49,570,125 shares at December 31, 2012)	(1,490,598)	(1,402,097)
Total stockholders’ equity	1,012,452	791,860

Total liabilities and stockholders' equity	$2,819,404	$2,464,641

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years Ended December 31, 2013, 2012 and 2011

(in thousands, except per share amounts)

	2013	2012	2011
Operating revenues, excluding fuel surcharge revenues	$4,527,238	$4,058,165	$3,677,679
Fuel surcharge revenues	1,057,333	996,815	849,163
Total operating revenues	5,584,571	5,054,980	4,526,842
Operating expenses:
Rents and purchased transportation	2,805,568	2,485,635	2,122,811
Salaries, wages and employee benefits	1,138,213	1,037,526	1,001,953
Fuel and fuel taxes	455,926	465,874	463,597
Depreciation and amortization	253,380	229,166	213,943
Operating supplies and expenses	202,700	178,610	160,425
Insurance and claims	55,158	53,832	44,929
General and administrative expenses, net of asset dispositions	45,469	27,231	28,900
Operating taxes and licenses	32,307	29,461	27,871
Communication and utilities	19,142	17,445	18,180
Total operating expenses	5,007,863	4,524,780	4,082,609
Operating income	576,708	530,200	444,233
Interest income	69	1	8
Interest expense	23,209	25,560	28,508
Earnings before income taxes	553,568	504,641	415,733
Income taxes	211,186	194,287	158,727
Net earnings	$342,382	$310,354	$257,006
Weighted average basic shares outstanding	117,449	117,572	119,158
Basic earnings per share	$2.92	$2.64	$2.16
Weighted average diluted shares outstanding	119,404	120,022	121,922
Diluted earnings per share	$2.87	$2.59	$2.11
Dividends declared per common share	$0.45	$0.71	$0.52

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2013, 2012 and 2011

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balances at December 31, 2010	$1,671	$180,986	$1,563,527	$(1,173,163)	$573,021
Comprehensive income:
Net earnings	-	-	257,006	-	257,006
Cash dividend declared and paid ($0.52 per share)	-	-	(62,243)	-	(62,243)
Tax benefit of stock options exercised	-	15,562	-	-	15,562
Purchase of treasury shares	-	-	-	(246,406)	(246,406)
Stock compensation	-	26,841	-	-	26,841
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(30,919)	-	34,681	3,762

Balances at December 31, 2011	$1,671	$192,470	$1,758,290	$(1,384,888)	$567,543
Comprehensive income:
Net earnings	-	-	310,354	-	310,354
Cash dividend declared and paid ($0.71 per share)	-	-	(83,431)	-	(83,431)
Tax benefit of stock options exercised	-	20,090	-	-	20,090
Purchase of treasury shares	-	-	-	(50,000)	(50,000)
Stock compensation	-	29,715	-	-	29,715
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(35,202)	-	32,791	(2,411)

Balances at December 31, 2012	$1,671	$207,073	$1,985,213	$(1,402,097)	$791,860
Comprehensive income:
Net earnings	-	-	342,382	-	342,382
Cash dividend declared and paid ($0.45 per share)	-	-	(52,811)	-	(52,811)
Tax benefit of stock options exercised	-	21,950		-	21,950
Purchase of treasury shares	-	-	-	(114,723)	(114,723)
Stock compensation	-	32,354	-	-	32,354
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(34,782)	-	26,222	(8,560)

Balances at December 31, 2013	$1,671	$226,595	$2,274,784	$(1,490,598)	$1,012,452

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net earnings	$342,382	$310,354	$257,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	253,380	229,166	213,943
Share-based compensation	32,354	29,715	26,841
Gain on sale of revenue equipment and other	(5,334)	(16,845)	(14,109)
Provision for deferred income taxes	48,076	20,795	117,711
Changes in operating assets and liabilities:
Trade accounts receivable	(102,508)	(54,532)	(60,292)
Income taxes receivable or payable	(5,381)	11,868	9,045
Other assets	(23,254)	(4,826)	1,298
Trade accounts payable	11,530	15,097	56,179
Claims accruals	20,779	5,078	9,722
Accrued payroll and other accrued expenses	2,327	2,174	18,348
Net cash provided by operating activities	574,351	548,044	635,692
Cash flows from investing activities:
Additions to property and equipment	(493,431)	(439,494)	(502,282)
Proceeds from sale of equipment	50,927	69,815	56,413
Change in other assets	(37)	85	340
Net cash used in investing activities	(442,541)	(369,594)	(445,529)
Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	-	200,000
Payments on long-term debt	(100,000)	(50,000)	(200,000)
Proceeds from revolving lines of credit and other	1,933,753	1,605,674	1,097,657
Payments on revolving lines of credit and other	(1,811,177)	(1,618,233)	(1,000,696)
Purchase of treasury stock	(114,723)	(50,000)	(246,406)
Stock option exercises and other	9,403	11,240	11,465
Stock repurchased for payroll taxes	(17,963)	(13,651)	(7,703)
Tax benefit of stock options exercised	21,950	20,090	15,562
Dividends paid	(52,811)	(83,431)	(62,243)
Net cash used in financing activities	(131,568)	(178,311)	(192,364)
Net increase/(decrease) in cash and cash equivalents	242	139	(2,201)
Cash and cash equivalents at beginning of year	5,589	5,450	7,651
Cash and cash equivalents at end of year	$5,831	$5,589	$5,450
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$24,722	$27,070	$30,733
Income taxes	$141,968	$132,096	$16,377

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.     Business

J.B. Hunt Transport Services, Inc. is one of the largest surface transportation and delivery service companies in North America. We operate four distinct, but complementary, business segments and provide a wide range of general and specifically tailored freight and logistics services to our customers. We generate revenues from the actual movement of freight from shippers to consignees, customized labor and delivery services, and serving as a logistics provider by offering or arranging for others to provide the transportation service. Unless otherwise indicated by the context, “we,” “us,” “our” and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries.

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts and revenue adjustments is based on historical experience, as well as any known trends or uncertainties related to customer billing and account collectability. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts and revenue adjustments was $8.1 million and $6.6 million at December 31, 2013 and 2012, respectively.

Inventory

Our inventories consist primarily of revenue equipment parts, tires, supplies, and fuel and are valued using the lower of average cost or market.

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

At December 31, 2013 and 2012, we had no available-for-sale securities. See Note 7, Employee Benefit Plans, for a discussion of our trading securities.

Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 4 to 10 years for tractors, 7 to 20 years for trailing equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment. Salvage values are typically 10% to 30% of original cost for tractors and trailing equipment and reflect any agreements with tractor suppliers for residual or trade-in values for certain new equipment. We capitalize tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service. Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition and are classified in general and administrative expenses, net of asset dispositions.

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

Derivative Instruments

We periodically utilize derivative instruments to manage exposure to changes in interest rates. At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively. We had no derivative instruments in place at December 31, 2013 and 2012.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We record valuation allowances for deferred tax assets to the extent we believe these assets are not more likely than not to be realized through the reversal of existing taxable temporary differences, projected future taxable income, or tax-planning strategies. We record a liability for unrecognized tax benefits when the benefits of tax positions taken on a tax return are not more likely than not to be sustained upon audit. Interest and penalties related to uncertain tax positions are classified as interest expense in the Consolidated Financial Statements.

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

	Years ended December 31,
	2013	2012	2011

Weighted average shares outstanding – basic	117,449	117,572	119,158
Effect of common stock equivalents	1,955	2,450	2,764
Weighted average shares outstanding – diluted	119,404	120,022	121,922

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For the years ended December 31, 2013, 2012, and 2011, our top 10 customers, based on revenue, accounted for approximately 29%, 30%, and 32%, respectively, of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 28% and 26% of our total trade accounts receivable at December 31, 2013 and 2012, respectively. We had no individual customers with revenues greater than 10% of total revenues.

Share-based Compensation

We have share-based compensation plans covering certain employees, including officers and directors. We account for share-based compensation utilizing the fair value recognition provisions of current accounting standards for share-based payments. We currently utilize restricted share units, performance share units, and nonstatutory stock options. Issuances of our stock upon restricted share unit and performance share unit vesting or share option exercise are made from treasury stock. Our restricted share unit and performance share unit awards may include both graded-vesting and cliff-vesting awards and therefore vest in increments during the requisite service period or at the end of the requisite service period, as appropriate for each type of vesting. We recognize compensation expense on a straight-line basis over the requisite service periods within each award.

Claims Accruals

We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents, and cargo damage. We are substantially self-insured for loss of and damage to our owned and leased revenue equipment. Certain insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim. We have umbrella policies to limit our exposure to catastrophic claim costs that are completely insured.

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2011 through 2013, we were self-insured for $500,000 per occurrence for personal injury and property damage. For 2011 and 2012, we were fully insured for substantially all workers’ compensation claims, while for 2013, we were self-insured for $100,000 per workers’ compensation claim. We have policies in place for 2014 with substantially the same terms as our 2013 policies for personal injury, workers’ compensation, and cargo and property damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and, if applicable, conversion to fully insured status and provides an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2013 and 2012, we had an accrual of approximately $59 million and $38 million, respectively, for estimated claims. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2013 and 2012, we had a prepaid insurance asset of approximately $49 million and $35 million, respectively, which represented prefunded premiums.

3.     Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	December 31,
	2013	2012
Senior revolving line of credit	$208.7	$85.8
Senior term loan	150.0	200.0
Senior notes, net of unamortized discount	349.7	399.5
Less current portion of long-term debt	(250.0)	(100.0)
Total long-term debt	$458.4	$585.3

Aggregate maturities of long-term debt subsequent to December 31, 2013, are as follows: $250 million in 2014, $249.7 million in 2015, and $208.7 million in 2016.

Senior Revolving Line of Credit

At December 31, 2013, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2013, we had $208.7 million outstanding at an average interest rate of 1.12% under this agreement.

Senior Term Loan

Our senior term loan at December 31, 2013, consists of an unsecured $150 million variable-rate agreement, which matures in March 2014. The entire $150 million balance is payable at maturity. The applicable interest rate under this agreement is based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2013, the interest rate on this facility was 1.17%.

Senior Notes

Our senior notes consist of two separate issuances. The first is $100 million of 6.08% senior notes, which mature in July 2014. The entire $100 million balance is payable at maturity. Interest payments are due semiannually in January and July. The second is $250 million of 3.375% senior notes, which mature in September 2015. The entire $250 million balance is payable at maturity. Interest payments are due semiannually in March and September. We have the option to redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at December 31, 2013.

4.     Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2013 or 2012. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders. At December 31, 2013, we had 3.3 million shares of common stock to be issued upon the exercise or vesting of equity awards and 8.5 million shares reserved for future issuance pursuant to share-based payment plans. During calendar year 2013, we purchased approximately 1,575,000 shares, or $114.7 million, of our common stock in accordance with plans authorized by our Board. At December 31, 2013, we had $338 million available under an authorized plan to purchase our common stock.

5.     Share-based Compensation

We maintain a Management Incentive Plan (the “Plan”) that provides various share-based financial methods to compensate our key employees with shares of our common stock or common stock equivalents. Under the Plan, as amended, we have, from time to time, utilized restricted share units, performance share units, restricted options, and nonstatutory stock options to compensate our employees and directors. We currently are utilizing restricted and performance share units and nonstatutory stock options.

Our restricted share units have various vesting schedules ranging from 3 to 10 years when awarded. These restricted share units do not contain rights to vote or receive dividends until the vesting date. Unvested restricted share units are forfeited if the employee terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee. Restricted share units are valued based on the fair value of the award on the grant date, adjusted for dividend estimates based on grant date dividend rates.

Our performance share units vest based on the passage of time (currently 4 to 10 years) and achievement of performance criteria. Performance share units do not contain rights to vote or receive dividends until the vesting date. Unvested performance share units are forfeited if the employee terminates for any reason other than death or disability. Performance shares are valued based on the fair value of the award on the grant date, adjusted for dividend estimates based on grant date dividend rates.

Our nonstatutory stock options may be granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vest over a 10-year period and are forfeited immediately if the employee terminates for any reason other than death, disability or retirement after age 55. We did not grant any stock options during the years ended December 31, 2013, 2012, and 2011.

An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the vesting of restricted share units, performance share units, or the exercise of an option.

We account for our restricted share units, performance share units, and stock options in accordance with current accounting standards for share-based payments. These standards require the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in our Consolidated Financial Statements based on the grant date fair value of those awards. This cost is recognized over the period for which an employee is required to provide service in exchange for the award, subject to the attainment of performance metrics established for performance share units. Share-based compensation expense is recorded in salaries, wages, and employee benefits in our Consolidated Statements of Earnings, along with other compensation expenses to employees. The following table summarizes the components of our share-based compensation program expense (in thousands):

	Years ended December 31,
	2013	2012	2011
Restricted share units
Pretax compensation expense	$25,606	$24,393	$24,192
Tax benefit	9,769	9,391	9,237
Restricted share units, net of tax	$15,837	$15,002	$14,955
Performance share units
Pretax compensation expense	$5,941	$4,298	$816
Tax benefit	2,266	1,655	312
Performance share awards, net of tax	$3,675	$2,643	$504
Stock options
Pretax compensation expense	$807	$1,024	$1,833
Tax benefit	308	394	700
Stock option expense, net of tax	$499	$630	$1,133

A summary of our restricted share units, performance share units, and nonstatutory stock options is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	3,290,271	$26.26
Granted	599,125	40.89
Vested	(495,439)	29.23
Forfeited	(151,985)	23.80
Unvested at December 31, 2011	3,241,972	$28.92
Granted	400,926	55.37
Vested	(769,087)	28.57
Forfeited	(38,345)	29.32
Unvested at December 31, 2012	2,835,466	$32.75
Granted	522,062	71.50
Vested	(865,147)	31.92
Forfeited	(70,951)	36.67
Unvested at December 31, 2013	2,421,430	$41.49

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	-	$-
Granted	225,000	41.66
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2011	225,000	$41.66
Granted	120,500	55.57
Vested	(36,000)	41.66
Forfeited	-	-
Unvested at December 31, 2012	309,500	$47.07
Granted	160,500	71.90
Vested	(61,975)	47.48
Forfeited	-	-
Unvested at December 31, 2013	408,025	$56.78

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	2,998	$12.86	3.55	$83.8
Exercised	(1,087)	9.68	-	38.2
Forfeited	(12)	18.29	-	-
Outstanding at December 31, 2011	1,899	$14.65	3.01	$57.8
Exercised	(863)	12.25	-	36.8
Forfeited	(5)	18.84	-	-
Outstanding at December 31, 2012	1,031	$16.63	2.35	$44.4
Exercised	(585)	14.77	-	34.0
Forfeited	(6)	19.89	-	-
Outstanding at December 31, 2013	440	$19.08	1.67	$25.6
Exercisable	160	$16.92	1.40	$9.7

At December 31, 2013, we had $55.9 million, $16.6 million, and $0.1 million of total unrecognized compensation expense related to restricted share units, performance share units, and stock options, respectively, that is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately 3.5 years for restricted share units, 3.1 years for performance share units, and 0.5 years for stock options.

The aggregate intrinsic value of restricted and performance share units vested and options exercised during the years ended December 31, 2013, 2012, and 2011, was $104.5 million, $84.3 million, and $61.9 million, respectively. The aggregate intrinsic value of unvested restricted and performance share units was $218.7 million at December 31, 2013. The total fair value of shares vested for restricted share, performance share, and stock option plans during the years ended December 31, 2013, 2012, and 2011, was $35.4 million, $29.0 million, and $20.0 million, respectively.

6.    Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2013	2012	2011
Current:
Federal	$144,299	$152,140	$32,845
State and local	18,811	21,095	8,171
	163,110	173,235	41,016
Deferred:
Federal	41,811	12,458	110,495
State and local	6,265	8,594	7,216
	48,076	21,052	117,711
Total tax expense	$211,186	$194,287	$158,727

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Income tax at federal statutory rate	$193,749	$176,624	$145,506
State tax, net of federal effect	13,551	16,191	9,668
Nondeductible meals and entertainment	1,543	1,568	1,570
Change in effective state tax rate, net of federal benefit	3,708	126	1,611
Change in valuation allowance	(755)	-	552
Other, net	(610)	(222)	(180)
Total tax expense	$211,186	$194,287	$158,727

Income taxes receivable was $7.5 million and $2.4 million at December 31, 2013 and 2012, respectively. These amounts have been included in other current assets in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012, are presented below (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Insurance accruals	$14,938	$9,713
Allowance for doubtful accounts	2,077	1,715
Compensation accrual	13,783	16,851
Deferred compensation accrual	25,398	25,997
Federal benefit of state uncertain tax positions	12,099	10,586
Capital loss carry-forward	1,443	2,197
Other	3,586	3,403
Total gross deferred tax assets	73,324	70,462
Valuation allowance	(1,994)	(2,749)
Total deferred tax assets, net of valuation allowance	71,330	67,713
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	615,811	571,830
Prepaid permits and insurance, principally due to expensing for income tax purposes	24,554	19,069
Other	11,415	9,188
Total gross deferred tax liabilities	651,780	600,087
Net deferred tax liability	$580,450	$532,374

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

	December 31,
	2013	2012	2011
Beginning balance	$25.8	$17.4	$17.3
Additions based on tax positions related to the current year	7.0	7.1	4.0
Additions/(reductions) based on tax positions taken in prior years	(1.2)	4.2	(0.3)
Reductions due to settlements	(0.1)	-	(0.4)
Reductions due to lapse of applicable statute of limitations	(1.8)	(2.9)	(3.2)
Ending balance	$29.7	$25.8	$17.4

At December 31, 2013 and 2012, we had a total of $29.7 million and $25.8 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $19.3 million and $16.8 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2013 and 2012, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Financial Statements.  The amount of accrued interest and penalties during the years ended December 31, 2013, 2012, and 2011, was $1.9 million, $1.1 million, and $1.5 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2013 and 2012, was $4.2 million and $4.0 million, respectively.

Tax years 2010 and forward remain subject to examination by federal tax jurisdictions, while tax years 2003 and forward remain open for state jurisdictions.

7.    Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2013, 2012, and 2011, our matching contributions to the plan were $11.4 million, $11.1 million, and $10.5 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of 2 to 25 years upon reaching age 55, having 15 years of service, or becoming disabled. Our total liability under this plan was $12.7 million as of December 31, 2013, and $11.2 million as of December 31, 2012. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $12.7 million as of December 31, 2013, and $11.2 million as of December 31, 2012.

8.    Fair Value Measurements

Accounting standards related to fair value measurements define fair value and establish a framework for measuring fair value. Assets and liabilities measured at fair value are based on one or more of three valuation techniques provided for in the standards, which are the market, income, and cost approaches.

The standards state that fair value is an exit price, representing the amount that would be received to sell an asset, based on the highest and best use of the asset, or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for evaluating such assumptions, the standards establish a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3, defined as unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions about what market participants would use in pricing the asset or liability.

At December 31, 2013 and 2012, our trading investments of $12.7 million and $11.2 million, respectively, were measured at fair value, based on quoted market prices (Level 1). Trading investments are classified in other assets in our Consolidated Balance Sheets and measured on a recurring basis.

The carrying amounts and estimated fair values using the income method (Level 2), based on their net present value, discounted at our current borrowing rate of our long-term debt at December 31, 2013, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Revolving lines of credit	$208.7	$208.7
Variable-rate term loan	150.0	150.0
Senior notes	349.7	366.7

The carrying amounts of all other instruments at December 31, 2013, approximate their fair value due to the short maturity of these instruments.

9.     Commitments and Contingencies

As of December 31, 2013, we had approximately $31.5 million of obligations remaining under operating lease arrangements related primarily to terminal and support facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013, are approximately $31.5 million, with payment streams as follows (in millions): 2014 - $10.6; 2015 - $8.7; 2016 - $6.5, 2017 - $4.2, and 2018 - $1.5.

Total rent expense was $33.2 million in 2013, $27.5 million in 2012, and $24.8 million in 2011. At December 31, 2013, we had outstanding commitments to acquire approximately $606.6 million of revenue equipment in 2014.

During 2013, we issued financial standby letters of credit as a guarantee of our performance under certain operating agreements and self-insurance arrangements. If we default on our commitments under the agreements or other arrangements, we are required to perform under these guarantees. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $4.5 million as of December 31, 2013.

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. A Motion for Judgment on the Pleadings with regard to the meal and rest break claims was granted in our favor in the fourth quarter of 2013. A Motion for Summary Judgment with regard to other remaining claims was heard in January of 2014. We are currently awaiting a decision on our Motion for Summary Judgment. The trial date for one of the class-action lawsuits is currently scheduled for the first quarter of 2015. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or our liquidity.

10.   Segment Information

We have four reportable business segments – Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT) – which are based primarily on the services each segment provides. The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane, or service. DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates. ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with JBHT-owned equipment. ICS services include flatbed, refrigerated, and LTL, as well as a variety of dry-van and intermodal solutions. JBT business includes full-load, dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment. This freight is typically transported over roads and highways and does not move by rail. All transactions between reporting segments are eliminated in consolidation.

Our customers are geographically dispersed across the United States. A summary of certain segment information as of December 31 is presented below (in millions):

	Assets (1)
	December 31,
	2013	2012	2011
JBI	$1,611	$1,443	$1,273
DCS	721	586	488
ICS	78	55	42
JBT	164	185	250
Other (includes corporate)	245	196	214
Total	$2,819	$2,465	$2,267

	Revenues
	Years ended December 31,
	2013	2012	2011
JBI	$3,456	$3,071	$2,673
DCS	1,231	1,080	1,031
ICS	537	456	356
JBT	391	484	504
Total segment revenues	5,615	5,091	4,564
Intersegment eliminations	(30)	(36)	(37)
Total	$5,585	$5,055	$4,527

	Operating Income
	Years ended December 31,
	2013	2012	2011
JBI	$447	$375	$301
DCS	110	116	103
ICS	16	16	13
JBT	4	23	27
Total	$577	$530	$444

(1)	Business segment assets exclude the net impact of intercompany transactions and accounts.

	Depreciation and Amortization Expense
	Years ended December 31,
	2013	2012	2011
JBI	$116	$104	$91
DCS	97	79	75
JBT	29	36	38
Other	11	10	10
Total	$253	$229	$214

11.   Quarterly Financial Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
2013:
Operating revenues	$1,291,587	$1,382,858	$1,435,850	$1,474,276
Operating income	$125,039	$147,407	$150,729	$153,533
Net earnings	$73,349	$87,697	$89,472	$91,864
Basic earnings per share	$0.62	$0.75	$0.76	$0.78
Diluted earnings per share	$0.61	$0.73	$0.75	$0.77

2012:
Operating revenues	$1,165,922	$1,255,130	$1,295,792	$1,338,136
Operating income	$116,597	$137,215	$133,052	$143,335
Net earnings	$67,684	$80,451	$78,241	$83,977
Basic earnings per share	$0.58	$0.69	$0.66	$0.71
Diluted earnings per share	$0.57	$0.67	$0.65	$0.70