Form 10-Q
period 2014-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2014-04-25
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ___ No   X

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2014 was 117,259,962.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended March 31, 2014

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Operating revenues, excluding fuel surcharge revenues	$1,152,349	$1,038,940
Fuel surcharge revenues	254,559	252,647
Total operating revenues	1,406,908	1,291,587

Operating expenses:
Rents and purchased transportation	705,414	644,533
Salaries, wages and employee benefits	304,394	263,724
Fuel and fuel taxes	119,950	116,560
Depreciation and amortization	68,967	60,730
Operating supplies and expenses	50,788	44,914
Insurance and claims	15,832	12,770
General and administrative expenses, net of asset dispositions	9,925	10,985
Operating taxes and licenses	8,973	7,513
Communication and utilities	5,358	4,819
Total operating expenses	1,289,601	1,166,548
Operating income	117,307	125,039
Net interest expense	6,380	6,256
Earnings before income taxes	110,927	118,783
Income taxes	42,263	45,434
Net earnings	$68,664	$73,349

Weighted average basic shares outstanding	117,250	117,553

Basic earnings per share	$0.59	$0.62

Weighted average diluted shares outstanding	118,943	119,825

Diluted earnings per share	$0.58	$0.61

Dividends declared per common share	$0.20	$-

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124,212	$5,831
Trade accounts receivable, net	635,111	568,519
Prepaid expenses and other	82,745	105,853
Total current assets	842,068	680,203
Property and equipment, at cost	3,399,270	3,259,814
Less accumulated depreciation	1,163,169	1,147,610
Net property and equipment	2,236,101	2,112,204
Other assets	37,556	26,997
Total assets	$3,115,725	$2,819,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$100,000	$250,000
Trade accounts payable	371,235	305,465
Claims accruals	77,047	68,221
Accrued payroll	65,801	72,063
Other accrued expenses	46,236	14,062
Deferred income taxes	2,485	2,485
Total current liabilities	662,804	712,296

Long-term debt	752,207	458,417
Other long-term liabilities	59,910	58,274
Deferred income taxes	572,679	577,965
Stockholders' equity	1,068,125	1,012,452
Total liabilities and stockholders' equity	$3,115,725	$2,819,404

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$68,664	$73,349
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68,967	60,730
Share-based compensation	9,972	9,137
Gain on sale of revenue equipment and other	(2,691)	(1,307)
Deferred income taxes	(5,287)	4,398
Changes in operating assets and liabilities:
Trade accounts receivable	(66,592)	(63,322)
Other assets	8,259	(4,166)
Trade accounts payable	35,038	108,246
Income taxes payable or receivable	42,764	37,379
Claims accruals	8,826	2,408
Accrued payroll and other accrued expenses	(8,875)	(20,093)
Net cash provided by operating activities	159,045	206,759

Cash flows from investing activities:
Additions to property and equipment	(198,264)	(125,537)
Net proceeds from sale of equipment	40,052	10,479
Change in other assets	-	(12)
Net cash used in investing activities	(158,212)	(115,070)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	499,642	-
Payments on long-term debt	(150,000)	(50,000)
Proceeds from revolving lines of credit and other	397,946	302,643
Payments on revolving lines of credit and other	(607,078)	(345,600)
Stock option exercises and other	267	406
Stock repurchased for payroll taxes	(99)	(46)
Tax benefit of stock options exercised	320	1,066
Dividends paid	(23,450)	-
Net cash provided by/(used in) financing activities	117,548	(91,531)
Net change in cash and cash equivalents	118,381	158
Cash and cash equivalents at beginning of period	5,831	5,589
Cash and cash equivalents at end of period	$124,212	$5,747

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,802	$10,846
Income taxes	$3,663	$2,047

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2014, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested or unvested stock options, exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 1.7 million shares during the first quarter 2014, compared to 2.3 million shares during the first quarter 2013.

3.     Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2014	2013
Restricted share units:
Pretax compensation expense	$7,760	$7,203
Tax benefit	2,957	2,755
Restricted share unit expense, net of tax	$4,803	$4,448
Performance share units:
Pretax compensation expense	$2,115	$1,571
Tax benefit	806	601
Performance share unit expense, net of tax	$1,309	$970
Stock options:
Pretax compensation expense	$97	$363
Tax benefit	37	139
Stock option expense, net of tax	$60	$224

As of March 31, 2014, we had $50.5 million, $14.4 million and $0.1 million of total unrecognized compensation expense related to restricted share units, performance share units, and stock options, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.7 years for restricted share units, 3.0 years for performance share units, and 4 months for stock options. During the first quarter 2014, we issued 3,118 shares for vested restricted share units and 16,700 shares as a result of stock option exercises.

4.	Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	March 31, 2014	December 31, 2013
Senior revolving line of credit	$-	$208.7
Senior term loan	-	150.0
Senior notes, net of unamortized discount	852.2	349.7
Less current portion of long-term debt	(100.0)	(250.0)
Total long-term debt	$752.2	$458.4

Senior Revolving Line of Credit

At March 31, 2014, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At March 31, 2014, we had no outstanding balance under this agreement.

Senior Term Loan

Our senior term loan matured in March 2014. The entire outstanding balance was paid in full at maturity.

Senior Notes

Our senior notes consist of four separate issuances. The first is $100 million of 6.08% senior notes, which mature in July 2014. The entire $100 million balance is payable at maturity. Interest payments are due semiannually in January and July of each year. The second is $250 million of 3.375% senior notes, which mature in September 2015, with interest payments due semiannually in March and September of each year. The third and fourth are $250 million of 2.40% senior notes due March 2019 and $250 million of 3.85% senior notes due March 2024, respectively, both of which were issued on March 6, 2014, by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to a shelf registration statement filed in February 2014. Interest payments under both notes are due semiannually in March and September of each year, beginning September 2014. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 5, Derivative Financial Instruments, for terms of an interest rate swap entered into on the $250 million of 2.40% senior notes due March 2019.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2014.

5.    Derivative Financial Instruments

We periodically utilize derivative instruments for hedging and non-trading purposes to manage exposure to changes in interest rates and to maintain an appropriate mix of fixed and variable-rate debt. At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively.

On March 6, 2014, we entered into a receive fixed-rate and pay variable-rate interest rate swap agreement with a notional amount of $250 million simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019, to effectively convert this fixed rate debt to a variable rate. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.09% at March 31, 2014. The swap expires March 15, 2019, when the related senior notes are due. The fair value of this swap is recorded in other assets in our Condensed Consolidated Balance Sheet at March 31, 2014. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of the interest rate swap to be recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.    Capital Stock

On October 27, 2011, our Board of Directors authorized the purchase of $500 million of our common stock, of which $388 million was remaining at March 31, 2014. We did not purchase any shares under our repurchase authorization during the three months ended March 31, 2014. On January 29, 2014, we announced an increase in our quarterly cash dividend from $0.15 to $0.20, which was paid February 27, 2014, to stockholders of record on February 13, 2014. On April 24, 2014, our Board of Directors declared a regular quarterly dividend of $0.20 per common share, which will be paid on May 23, 2014, to stockholders of record on May 9, 2014.

7.   Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. This valuation method is based on either quoted market prices (Level 1) or inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at March 31, 2014 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$12.8	1
Interest rate swap	$2.8	2
Senior notes	$(252.7)	2

Trading investments and the interest rate swap are classified in other assets in our Condensed Consolidated Balance Sheets and the senior notes are classified in long-term debt in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at March 31, 2014, using the income method (Level 2), based on their net present value, discounted at our current borrowing rate, of our remaining senior notes not measured at fair value on a recurring basis, were $599.5 million and $616.8 million, respectively.

The carrying amounts of all other instruments at March 31, 2014, approximate their fair value due to the short maturity of these instruments.

8.    Income Taxes

Our effective income tax rate was 38.10% for the three months ended March 31, 2014, compared with 38.25% for the three months ended March 31, 2013. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At March 31, 2014, we had a total of $30.4 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $19.8 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $4.6 million at March 31, 2014.

9.    Legal Proceedings

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

10.  Subsequent Events

On April 1, 2014, we paid in full, with accrued interest and make whole amount, the $100 million outstanding balance of our 6.08% senior notes, which were scheduled to mature in July 2014.

11.  Business Segments

We reported four distinct business segments during the three months ended March 31, 2014 and 2013. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT). The operation of each of these businesses is described in Note 10, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2013. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2014	December 31, 2013
JBI	$1,738	$1,611
DCS	774	721
ICS	98	78
JBT	217	164
Other (includes corporate)	289	245
Total	$3,116	$2,819

	Operating Revenues For The Three Months Ended March 31,
	2014	2013
JBI	$836	$796
DCS	322	279
ICS	163	123
JBT	92	102
Subtotal	1,413	1,300
Inter-segment eliminations	(6)	(8)
Total	$1,407	$1,292

	Operating Income For The Three Months Ended March 31,
	2014	2013
JBI	$93.2	$96.8
DCS	15.6	21.9
ICS	6.1	5.2
JBT	2.4	1.1
Total	$117.3	$125.0

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2014	2013
JBI	$30.5	$27.8
DCS	27.7	22.5
ICS	0.2	0.1
JBT	7.0	7.8
Other (includes corporate)	3.6	2.5
Total	$69.0	$60.7

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2013, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state, or local taxing authorities. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2013, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our four business segments is described in Note 10, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2013.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2013, contains a summary of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income
	2014	2013	2014	2013
JBI	$836	$796	$93.2	$96.8
DCS	322	279	15.6	21.9
ICS	163	123	6.1	5.2
JBT	92	102	2.4	1.1
Subtotal	1,413	1,300	117.3	125.0
Inter-segment eliminations	(6)	(8)	-	-
Total	$1,407	$1,292	$117.3	$125.0

Total consolidated operating revenues increased to $1.41 billion for the first quarter 2014, a 9% increase from $1.29 billion in the first quarter 2013. This increase in operating revenues was primarily due to a 5% increase in load volumes in JBI and to new customer contracts in the current period and large private fleet conversions begun in 2013 becoming fully implemented in the first quarter of 2014 in DCS. In addition, our ICS segment reported increases in both revenue per load and load volumes resulting from a tighter truck market. Our JBT segment revenue declined 9%, primarily from a 9% reduction in fleet size. Fuel surcharge (FSC) revenues were $254.6 million during the current quarter, compared with $252.6 million in 2013. If FSC revenues were excluded from both periods, the increase in first quarter 2014 revenue compared to 2013 is 11%.

JBI segment revenue increased 5%, to $836 million during the first quarter 2014, compared with $796 million in 2013. Rail service disruptions and winter storms that impacted the Midwest and Northeast over several weeks during the first quarter of 2014 limited load growth to 5% when compared to 2013, while revenue per load, which is a combination of base rate pricing, FSC and freight mix, remained flat. Revenue per load excluding FSC increased 1.2% when compared to the first quarter of 2013. Our Eastern network realized load growth of 9% and transcontinental loads grew 2% compared to prior year. JBI segment operating income decreased 4%, to $93.2 million in the first quarter 2014, from $96.8 million in 2013. Winter related service issues resulted in higher dray purchased transportation costs, lower box turns, higher out of route miles and increased safety costs. In addition, JBI experienced higher driver procurement and retention expenses in the current quarter, which together with ongoing, yet improving, rail service issues will likely continue into future periods.

DCS segment revenue increased 15%, to $322 million in the first quarter 2014, from $279 million in 2013. This increase was primarily from new customer contracts and large existing accounts becoming fully implemented in the current period, partially offset by reduced utilization. Productivity, defined as revenue per truck per week, was down approximately 5.7% when compared to the first quarter of 2013 due to the large number of Midwestern and Northeastern customer accounts affected by the winter weather and driver shortages in the current period. DCS ended the first quarter 2014 with a net additional 1,014 revenue producing trucks when compared to the same period 2013, primarily due to new customer accounts. DCS segment operating income decreased 29%, to $15.6 million in 2014, from $21.9 million in 2013. The decrease in operating income was driven primarily by lower productivity, increased equipment and maintenance expenses, and increased safety costs resulting from the severe weather conditions experienced. We anticipate that lower productivity from unseated trucks and higher purchased transportation costs will continue into future periods until driver wages are commensurate with local market conditions and recruiting efforts are successful.

ICS segment revenue increased 33%, to $163 million in the first quarter 2014, from $123 million in 2013, primarily attributable to a 3% increase in load volume and a 29% increase in revenue per load. Revenue grew faster than volume primarily due to a change in freight mix driven by customer demand and a significant increase in transactional business resulting from a tighter trucking market, partially attributable to the severe weather conditions experienced. ICS segment operating income increased 18% to $6.1 million, from $5.2 million in 2013, due to increased revenue. ICS gross profit margin declined to 12.1% in the current quarter, from 13.0% in the first quarter 2013, due to rates paid to carriers increasing faster than rate adjustments within our contractual business.

JBT segment revenue totaled $92 million for the first quarter 2014, a decrease of 9% from $102 million in the first quarter 2013. This decrease in revenue was primarily a result of a 9% reduction in fleet size, lower equipment utilization, and shorter length of haul, slightly offset by increased pricing resulting from a tighter trucking market, partially attributable to the severe weather conditions experienced. JBT segment operating income increased 124% to $2.4 million in 2014, compared with $1.1 million during first quarter 2013. This increase in operating income was primarily due to increased rate per loaded mile, lower personnel costs, a smaller trailer fleet and gains on equipment sales, offset by increased driver hiring costs, increases in driver and independent contractor costs per mile, higher maintenance and equipment costs per unit, and decreased productivity caused by the severe weather conditions experienced when compared to first quarter 2013. While productivity in March 2014 recovered to March 2013 levels, driver recruiting challenges will likely continue into future periods.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2014	2013	2014 vs. 2013
Total operating revenues	100.0%	100.0%	8. 9%
Operating expenses:
Rents and purchased transportation	50.1	49.9	9. 4
Salaries, wages and employee benefits	21.6	20.4	15. 4
Fuel and fuel taxes	8.5	9.0	2. 9
Depreciation and amortization	4.9	4.7	13. 6
Operating supplies and expenses	3.6	3.5	13. 1
Insurance and claims	1.1	1.0	24.0
General and administrative expenses, net of asset dispositions	0.7	0.8	(9.6)
Operating taxes and licenses	0.7	0.6	19. 4
Communication and utilities	0.5	0.4	11. 2
Total operating expenses	91.7	90.3	10. 5
Operating income	8.3	9.7	(6. 2)
Net interest expense	0.4	0.5	2. 0
Earnings before income taxes	7.9	9.2	(6. 6)
Income taxes	3.0	3.5	(7. 0)
Net earnings	4.9%	5.7%	(6. 4)%

Total operating expenses increased 10.5%, while operating revenues increased 8.9%, during the first quarter 2014, from the comparable period 2013. Operating income decreased to $117.3 million during the first quarter 2014, from $125.0 million in 2013.

Rents and purchased transportation costs increased 9.4% in 2014. This increase was primarily the result of the increase in load volume, which increased services provided by third-party rail and truck carriers within JBI, DCS, and ICS segments and increased rates paid by JBI, DCS, and ICS for third-party truck and outsourced drayage carriers resulting from a tighter trucking market, partially attributable to the severe weather conditions experienced.

Salaries, wages and employee benefit costs increased 15.4% in 2014 compared with 2013. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers. In addition, workers’ compensation claims expense increased due to increases in claim severity and incident volume, as well as insurance premium costs.

Fuel costs increased 2.9% in 2014, compared with 2013, due to increased road miles during the current period, partially offset by decreases in the price of fuel. Depreciation and amortization expense increased 13.6% in 2014, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement equipment in JBT.

Operating supplies and expenses increased 13.1%, driven primarily by increased general maintenance costs resulting from growth in equipment fleets and increased toll activity. Insurance and claims expense increased 24.0% in 2014 compared with 2013, primarily due to an increase in incident volume.

General and administrative expenses decreased 9.6% for the current quarter from the comparable period in 2013, primarily due to a increase in net gains from asset sales. Net gains from sale of revenue equipment were $2.7 million in 2014, compared with $1.3 million in 2013.

Net interest expense increased in 2014, primarily due to increased debt levels. Total debt increased to $852 million at March 31, 2014, from $593 million at March 31, 2013.

Our effective income tax rate was 38.10% for the three months ended March 31, 2014, compared with 38.25% for the three months ended March 31, 2013. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $159 million during the first three months of 2014, compared with $207 million for the same period 2013. Operating cash flows decreased primarily due to decreased earnings and the timing of trade accounts payables at period end. Net cash used in investing activities totaled $158 million in 2014, compared with $115 million in 2013. The increase resulted from an increase in equipment purchases in 2014, partially offset by an increase in proceeds from the sale of equipment during the same period. Net cash provided by financing activities was $118 million in 2014, compared to net cash used in financing activities of $92 million in 2013. This change resulted primarily from the proceeds from long-term debt issuances in 2014, partially offset by long-term debt repayments and an increase in dividends paid. This is the primary reason for the increase in our ending balance of cash and cash equivalents at March 31, 2014. The majority of this excess cash balance was subsequently used in April 2014 to retire in full our $100 million of 6.08% senior notes, which were scheduled to mature in July 2014.

Debt and Liquidity Data

	March 31, 2014	December 31, 2013	March 31, 2013
Working capital ratio	1.27	0.95	0.85
Current portion of long-term debt (millions)	$100.0	$250.0	$200.0
Total debt (millions)	$852.2	$708.4	$593.3
Total debt to equity	0.80	0.70	0.68
Total debt as a percentage of total capital	44%	41%	40%

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of March 31, 2014 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$30.0	$10.4	$14.3	$5.3	$-
Debt obligations	850.0	100.0	250.0	250.0	250.0
Interest payments on debt (1)	124.6	22.8	28.9	24.7	48.2
Commitments to acquire revenue equipment and facilities	440.8	440.8	-	-	-
Total	$1,445.4	$574.0	$293.2	$280.0	$298.2

(1)      Interest payments on debt are based on the debt balance and applicable rate at March 31, 2014.

Our net capital expenditures were approximately $158 million during the first three months of 2014, compared with $115 million for the same period 2013. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2014 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $441 million during the remainder of 2014. We expect to spend in the range of $675 million to $700 million for net capital expenditures during calendar year 2014. The table above excludes $35 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of March 31, 2014, were operating leases related to facility lease obligations.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2013, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

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

ITEM 3. Quantitative And Qualitative Disclosures AbouT Market Risk

We had $852.2 million of debt outstanding at March 31, 2014, including our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 6.08%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. At March 31, 2014, we had no outstanding balance under our senior revolving line of credit. We currently have an interest rate swap agreement which effectively converts our $250 million of 2.40% fixed rate senior notes due March 2019 to a variable rate. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $2.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2014. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of March 31, 2014, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2014, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

During the first quarter of 2014, we implemented a new human resource management system, which is part of our internal control environment. Except for this implementation, there were no changes in our internal control over financial reporting during our first three months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 25th day of April, 2014.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)