Form 10-Q
period 2014-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2014-07-29
CIK 728535

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

            Yes             No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2014 was 116,546,855.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2014

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating revenues, excluding fuel surcharge revenues	$1,268,636	$1,120,164	$2,420,985	$2,159,104
Fuel surcharge revenues	279,231	262,694	533,789	515,340
Total operating revenues	1,547,867	1,382,858	2,954,774	2,674,444

Operating expenses:
Rents and purchased transportation	775,485	693,795	1,480,900	1,338,328
Salaries, wages and employee benefits	320,016	282,252	624,410	545,976
Fuel and fuel taxes	116,999	110,280	236,949	226,840
Depreciation and amortization	71,726	62,283	140,693	123,013
Operating supplies and expenses	58,173	49,626	108,961	94,540
Insurance and claims	19,886	12,111	35,718	24,881
General and administrative expenses, net of asset dispositions	11,547	12,425	21,470	23,409
Operating taxes and licenses	9,650	8,042	18,623	15,555
Communication and utilities	5,155	4,637	10,513	9,456
Total operating expenses	1,388,637	1,235,451	2,678,237	2,401,998
Operating income	159,230	147,407	276,537	272,446
Net interest expense	8,329	6,230	14,710	12,485
Earnings before income taxes	150,901	141,177	261,827	259,961
Income taxes	57,493	53,480	99,756	98,916
Net earnings	$93,408	$87,697	$162,071	$161,045

Weighted average basic shares outstanding	116,764	117,139	117,006	117,345

Basic earnings per share	$0.80	$0.75	$1.39	$1.37

Weighted average diluted shares outstanding	118,541	119,472	118,740	119,647

Diluted earnings per share	$0.79	$0.73	$1.36	$1.35

Dividends declared per common share	$0.20	$0.15	$0.40	$0.15

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,870	$5,831
Trade accounts receivable, net	667,620	568,519
Prepaid expenses and other	65,735	105,853
Total current assets	739,225	680,203
Property and equipment, at cost	3,488,606	3,259,814
Less accumulated depreciation	1,172,061	1,147,610
Net property and equipment	2,316,545	2,112,204
Other assets	35,589	26,997
Total assets	$3,091,359	$2,819,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$250,000
Trade accounts payable	338,063	305,465
Claims accruals	81,221	68,221
Accrued payroll	75,170	72,063
Other accrued expenses	17,695	14,062
Deferred income taxes	2,485	2,485
Total current liabilities	514,634	712,296

Long-term debt	874,028	458,417
Other long-term liabilities	61,287	58,274
Deferred income taxes	560,293	577,965
Stockholders' equity	1,081,117	1,012,452
Total liabilities and stockholders' equity	$3,091,359	$2,819,404

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net earnings	$162,071	$161,045
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	140,693	123,013
Share-based compensation	18,814	17,977
Gain on sale of revenue equipment and other	(5,110)	(1,442)
Benefit from deferred income taxes	(17,672)	(3,473)
Changes in operating assets and liabilities:
Trade accounts receivable	(99,101)	(113,632)
Other assets	25,441	11,006
Trade accounts payable	46,858	97,473
Income taxes payable or receivable	7,500	2,120
Claims accruals	13,000	9,167
Accrued payroll and other accrued expenses	8,507	(9,683)
Net cash provided by operating activities	301,001	293,571

Cash flows from investing activities:
Additions to property and equipment	(438,013)	(238,494)
Net proceeds from sale of equipment	85,161	26,802
Changes in other assets	9	(1)
Net cash used in investing activities	(352,843)	(211,693)

Cash flows from financing activities:
Proceeds from long-term debt	499,642	-
Payments on long-term debt	(250,000)	(50,000)
Proceeds from revolving lines of credit and other	869,221	846,985
Payments on revolving lines of credit and other	(954,763)	(809,885)
Purchase of treasury stock	(75,000)	(64,723)
Stock option exercises and other	4,611	6,208
Stock repurchased for payroll taxes	(520)	(573)
Tax benefit of stock options exercised	5,437	7,999
Dividends paid	(46,747)	(17,555)
Net cash provided by/(used in) financing activities	51,881	(81,544)
Net change in cash and cash equivalents	39	334
Cash and cash equivalents at beginning of period	5,831	5,589
Cash and cash equivalents at end of period	$5,870	$5,923

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,306	$12,695
Income taxes	$93,853	$91,074

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016, and we have the option of using either a full retrospective or a modified retrospective approach when adopting this new standard. We are currently evaluating the alternative transition methods and the potential effects of the adoption of this update on our financial statements.

2.     Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested and unvested stock options exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 1.8 million shares during the second quarter 2014, compared to 2.3 million shares during second quarter 2013. During the six months ended June 30, 2014 and 2013, the dilutive effect of restricted and performance share units and stock options was 1.7 million shares and 2.3 million shares, respectively.

3.     Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted share units:
Pretax compensation expense	$6,671	$7,094	$14,430	$14,297
Tax benefit	2,542	2,699	5,498	5,440
Restricted share unit expense, net of tax	$4,129	$4,395	$8,932	$8,857
Performance share units:
Pretax compensation expense	$2,139	$1,588	$4,254	$3,159
Tax benefit	815	604	1,621	1,202
Performance share unit expense, net of tax	$1,324	$984	$2,633	$1,957
Stock options:
Pretax compensation expense	$33	$158	$130	$521
Tax benefit	13	60	50	198
Stock option expense, net of tax	$20	$98	$80	$323

As of June 30, 2014, we had $41.6 million and $12.3 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.9 years for restricted share units and 3.0 years for performance share units. During the six months ended June 30, 2014, we issued 29,935 shares for vested restricted share units and 280,000 shares as a result of stock option exercises. Of these totals, 26,817 shares for vested restricted share units and 263,300 shares resulting from stock option exercises were issued during the second quarter 2014.

4.     Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	June 30, 2014	December 31, 2013
Senior revolving line of credit	$123.5	$208.7
Senior term loan	-	150.0
Senior notes, net of unamortized discount	750.5	349.7
Less current portion of long-term debt	-	(250.0)
Total long-term debt	$874.0	$458.4

Senior Revolving Line of Credit

At June 30, 2014, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At June 30, 2014, we had $123.5 million outstanding at an average interest rate of 1.10% under this agreement.

Senior Term Loan

Our senior term loan matured in March 2014. The entire outstanding balance was paid in full at maturity.

Senior Notes

In April, 2014, we paid in full, with accrued interest and make whole amount, the $100 million outstanding balance of our 6.08% senior notes, which were scheduled to mature in July 2014. Our remaining senior notes consist of three separate issuances. The first issuance is $250 million of 3.375% senior notes, which mature in September 2015, with interest payments due semiannually in March and September of each year. The second and third issuances are $250 million of 2.40% senior notes due March 2019 and $250 million of 3.85% senior notes due March 2024, respectively, both of which were issued in March 2014 by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to a shelf registration statement filed in February 2014. Interest payments under both notes are due semiannually in March and September of each year, beginning September 2014. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 5, Derivative Financial Instruments, for terms of an interest rate swap entered into on the $250 million of 2.40% senior notes due March 2019.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2014.

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

In March, 2014, we entered into a receive fixed-rate and pay variable-rate interest rate swap agreement with a notional amount of $250 million simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019, to effectively convert this fixed rate debt to a variable rate. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.08% at June 30, 2014. The swap expires March 15, 2019, when the related senior notes are due. The fair value of this swap is recorded in other assets in our Condensed Consolidated Balance Sheet at June 30, 2014. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of the interest rate swap to be recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.     Capital Stock

On October 27, 2011, our Board of Directors authorized the purchase of $500 million of our common stock, of which $263 million was remaining at June 30, 2014. We purchased approximately 990,000 shares, or $75 million, of our common stock under our repurchase authorization during the three months ended June 30, 2014. On April 24, 2014, our Board of Directors declared a regular quarterly dividend of $0.20 per common share, which was paid on May 23, 2014, to stockholders of record on May 9, 2014. On July 22, 2014, our Board of Directors declared a regular quarterly dividend of $0.20 per common share, which will be paid on August 15, 2014, to stockholders of record on August 1, 2014.

7.     Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. This valuation method is based on either quoted market prices (Level 1) or inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at June 30, 2014 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$13.0	1
Interest rate swap	$1.1	2
Senior notes	$(251.0)	2

Trading investments and the interest rate swap are classified in other assets in our Condensed Consolidated Balance Sheets and the senior notes are classified in long-term debt in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at June 30, 2014, using the income method (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $623.0 million and $646.1 million, respectively.

The carrying amounts of all other instruments at June 30, 2014, approximate their fair value due to the short maturity of these instruments.

8.     Income Taxes

Our effective income tax rate was 38.10% for the three and six months ended June 30, 2014, compared with 37.88% for the three months ended June 30, 2013, and 38.05% for the six months ended June 30, 2013. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At June 30, 2014, we had a total of $31.6 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $20.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $5.1 million at June 30, 2014.

9.     Legal Proceedings

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the second quarter of 2014, the Court in the lead class-action granted Judgment in our favor with regard to all claims. The plaintiffs have appealed the case to the Ninth Circuit Court of Appeals and we are currently awaiting the appointment of a panel of judges. The overlapping claims in the remaining two actions have been stayed pending a decision in the lead class-action case. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations, or liquidity.

10.   Business Segments

We reported four distinct business segments during the three and six months ended June 30, 2014 and 2013. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT). The operation of each of these businesses is described in Note 10, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2013. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	June 30, 2014	December 31, 2013
JBI	$1,717	$1611
DCS	770	721
ICS	93	78
JBT	225	164
Other (includes corporate)	286	245
Total	$3,091	$2,819

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
JBI	$931	$855	$1,766	$1,651
DCS	348	303	670	582
ICS	173	132	336	254
JBT	101	101	193	203
Subtotal	1,553	1,391	2,965	2,690
Inter-segment eliminations	(5)	(8)	(10)	(16)
Total	$1,548	$1,383	$2,955	$2,674

	Operating Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
JBI	$113.4	$110.7	$206.6	$207.5
DCS	30.3	29.7	45.9	51.7
ICS	6.2	4.2	12.3	9.3
JBT	9.4	2.9	11.8	4.0
Other (includes corporate)	(0.1)	(0.1)	(0.1)	(0.1)
Total	$159.2	$147.4	$276.5	$272.4

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
JBI	$31.4	$28.6	$61.9	$56.4
DCS	28.6	23.6	56.3	46.1
ICS	0.2	0.1	0.4	0.1
JBT	7.7	7.4	14.7	15.3
Other (includes corporate)	3.8	2.6	7.4	5.1
Total	$71.7	$62.3	$140.7	$123.0

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2014	2013	2014	2013
JBI	$931	$855	$113.4	$110.7
DCS	348	303	30.3	29.7
ICS	173	132	6.2	4.2
JBT	101	101	9.4	2.9
Other (includes corporate)	-	-	(0.1)	(0.1)
Subtotal	1,553	1,391	159.2	147.4
Inter-segment eliminations	(5)	(8)	-	-
Total	$1,548	$1,383	$159.2	$147.4

Total consolidated operating revenues increased to $1.55 billion for the second quarter 2014, a 12% increase from $1.38 billion in the second quarter 2013. JBI and ICS business segments contributed to this increase in operating revenue, primarily due to higher load volumes, while DCS contributed through productivity improvement within large private fleet conversions implemented more than a year ago. JBT business segment revenue was flat when compared to the same period in 2013, with an 8% reduction in fleet size. Fuel surcharge (FSC) revenues increased to $279.2 million during the current quarter, compared with $262.7 million in 2013. If FSC revenues were excluded from both periods, the increase of 2014 revenue from 2013 was 13%.

JBI segment revenue increased 9%, to $931 million during the second quarter 2014, compared with $855 million in 2013. This increase in segment revenue was primarily a result of an 8% increase in load volume with the effect of freight mix, customer rate increases, and FSC revenue increasing revenue per load 1% when compared to a year ago. Load volume in our eastern network increased 17%, and transcontinental loads grew by 2% over the second quarter 2013. Operating income of the JBI segment increased 2% to $113.4 million in the second quarter 2014, from $110.7 million in 2013. Our JBI segment experienced a reduction in box turns and dray power utilization during the second quarter 2014, primarily resulting from slower rail velocity and continued service disruptions as well as driver recruiting challenges all of which negatively impacted the network fluidity. Increased revenue was further offset by higher driver procurement and retention expenses, higher insurance and claims costs, increased tire and equipment costs, and increased outsourced drayage costs.

DCS segment revenue increased 15%, to $348 million in the second quarter 2014, from $303 million in 2013. Productivity, defined as revenue per truck per week, increased 1% in the second quarter 2014, when compared to the same period in 2013, primarily from increased customer demand at mature contracts. DCS ended the second quarter 2014 with a net additional 625 revenue producing trucks when compared to the same period 2013. Operating income of our DCS segment increased slightly to $30.3 million in 2014, from $29.7 million in 2013. Operating income increased primarily due to increased revenue, offset by higher driver recruiting costs, higher purchased transportation costs, and increased safety, insurance and workers’ compensation costs. We anticipate that driver wage and recruiting cost increases will continue to challenge margin improvements as these costs continue to rise faster than customer rate adjustments can be implemented.

ICS segment revenue grew 31% to $173 million in the second quarter 2014, from $132 million in 2013, due to a 15% increase in load volume and a 14% increase in revenue per load. Both contractual and transactional business experienced increased load volumes. Contractual business represented approximately 61% of total load volume and 52% of total revenue in the second quarter of 2014, compared to 60% for both total load volume and total revenue in the same period last year. Operating income of our ICS segment increased to $6.2 million, from $4.2 million in 2013, primarily due to increased revenue and improved gross profit margin. Our gross profit margin increased to 12.7% in the current quarter vs. 11.8% in the second quarter 2013, primarily due to increased transactional business.

JBT segment revenue totaled $101 million for the second quarter 2014, unchanged when compared to second quarter 2013. This comparable level of revenue, despite an 8% reduction in fleet size, resulted primarily from a 10% increase in rates per loaded mile on a 6% shorter length of haul, excluding FSC. Both freight mix change, to create a more balanced network, and core rate increases from customers of approximately 4% contributed to the overall rate increase. Our JBT segment operating income was $9.4 million, compared to $2.9 million in the second quarter 2013. This increase in operating income was primarily due to favorable changes in core rate, freight mix, lower personnel costs, a smaller trailer fleet and approximately $2.8 million in gains from equipment sales not present in the second quarter of 2013, partially offset by increased driver and independent contractor costs, increased drive hiring costs and higher equipment cost per unit. At the end of the second quarter 2014, JBT operated 1,860 tractors compared to 2,018 a year ago.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2014	2013	2014 vs. 2013
Total operating revenues	100.0%	100.0%	11.9%
Operating expenses:
Rents and purchased transportation	50.1	50.2	11.8
Salaries, wages and employee benefits	20.7	20.4	13.4
Fuel and fuel taxes	7.6	8.0	6.1
Depreciation and amortization	4.6	4.5	15.2
Operating supplies and expenses	3.8	3.6	17.2
Insurance and claims	1.3	0.9	64.2
General and administrative expenses, net of asset dispositions	0.7	0.8	(7.1)
Operating taxes and licenses	0.6	0.6	20.0
Communication and utilities	0.3	0.3	11.2
Total operating expenses	89.7	89.3	12.4
Operating income	10.3	10.7	8.0
Net interest expense	0.6	0.5	33.7
Earnings before income taxes	9.7	10.2	6.9
Income taxes	3.7	3.9	7.5
Net earnings	6.0%	6.3%	6.5%

Total operating expenses increased 12.4%, while operating revenues increased 11.9%, during the second quarter 2014, from the comparable period 2013. Operating income increased to $159.2 million during the second quarter 2014, from $147.4 million in 2013.

Rents and purchased transportation costs increased 11.8% in 2014. This increase was primarily the result of the increase in load volume, which increased services provided by third-party rail and truck carriers within our JBI, DCS and ICS segments.

Salaries, wages and employee benefits costs increased 13.4% during the second quarter 2014, compared with 2013. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers. In addition, workers’ compensation claims expense increased due to increases in incident volume and insurance premium costs.

Fuel costs increased 6.1% in 2014, compared with 2013, due to increased road miles during the current period, partially offset by improved fuel efficiency and decreases in the price of fuel. Depreciation and amortization expense increased 15.2% in 2014, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement equipment in JBT. Operating supplies and expenses increased 17.2%, driven primarily by increased general maintenance costs resulting from growth in equipment fleets, increased tire expense, and increased toll activity.

Insurance and claims expense increased 64.2% in 2014 compared with 2013, primarily due to higher incident volume and increased accident severity. General and administrative expenses decreased 7.1% for the current quarter from the comparable period in 2013, primarily due to an increase in net gains from asset sales. Net gains from sale of revenue equipment were $2.4 million in 2014, compared with $0.1 million in 2013.

Net interest expense increased 33.7% in 2014 due to higher overall debt levels and the accelerated payment in full of our 6.08% senior notes, which were scheduled to mature in July 2014. Our effective income tax rate was 38.10% for the three months ended June 30, 2014, compared with 37.88% for the three months ended June 30, 2013. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2014	2013	2014	2013
JBI	$1,766	$1,651	$206.6	$207.5
DCS	670	582	45.9	51.7
ICS	336	254	12.3	9.3
JBT	193	203	11.8	4.0
Other (includes corporate)	-	-	(0.1)	(0.1)
Subtotal	2,965	2,690	276.5	272.4
Inter-segment eliminations	(10)	(16)	-	-
Total	$2,955	$2,674	$276.5	$272.4

Total consolidated operating revenues increased to $2.96 billion for the first six months 2014, an 11% increase from the $2.67 billion for the comparable period 2013. FSC revenues were $533.8 million during the first six months in 2014, compared with $515.3 million in 2013. If FSC revenues were excluded from both periods, the increase of 2014 revenue from 2013 was 12%.

JBI segment revenue increased 7%, to $1.77 billion during the first six months 2014, compared with $1.65 billion in 2013. This increase in revenue was primarily a result of increased load volume in both our eastern and transcontinental networks. The combination of traffic mix, customer rate increases, and FSC revenue resulted in a slight increase in revenue per load compared to a year ago. Operating income of the JBI segment decreased to $206.6 million in the first six months 2014, from $207.5 million in 2013. Continued service disruptions throughout the 2014 period negatively impacted the network fluidity, resulting in a reduction in box turns and higher dray purchased transportation costs. In addition, JBI experienced higher driver procurement and retention expenses, higher insurance and claims costs and increased tire and equipment costs during the first six months of 2014 when compared to same period of 2013.

DCS segment revenue increased 15%, to $670 million in 2014, from $582 million in 2013. This increase was primarily from new customer contracts and large existing accounts becoming fully implemented in the current period, partially offset by reduced utilization. Productivity, defined as revenue per truck per week, was down approximately 2.2% when compared to the first six months of 2013, due to the large number of customer accounts affected by severe winter weather conditions and continued driver shortages in the current period. Operating income of our DCS segment decreased to $45.9 million in 2014, from $51.7 million in 2013. The decrease in operating income was driven primarily by higher driver recruiting costs, higher purchased transportation costs, increased safety, insurance and workers’ compensation costs, and increased equipment and maintenance expenses.

ICS segment revenue grew 32%, to $336 million in 2014, from $254 million in 2013, primarily due to a 9% increase in load volume and a 21% increase in revenue per load. Both transactional and contractual business experienced increased load volumes. Revenue grew faster than volume primarily due to a change in freight mix driven by customer demand and a significant increase in transactional business resulting from a tighter trucking market during the first half of the 2014 period. Operating income of our ICS segment increased to $12.3 million, from $9.3 million in 2013, due to increased revenues. ICS gross profit margin for the first six months of 2014 was 12.4%, unchanged when compared to the same period of 2013.

JBT segment revenue totaled $193 million for the first six months 2014, a decrease of 5% from $203 million in the same period in 2013. This decrease in revenue was primarily a result of an 8% reduction in fleet size and shorter length of haul, partially offset by increased pricing. Our JBT segment operating income increased to $11.8 million during the first six months 2014, from $4.0 million in 2013. This increase in operating income was primarily due to increased rate per loaded mile, lower personnel costs, a smaller trailer fleet and gains on equipment sales, offset by increased driver hiring costs, increases in driver and independent contractor costs per mile, higher maintenance and equipment costs per unit.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2014	2013	2014 vs. 2013
Total operating revenues	100.0%	100.0%	10.5%
Operating expenses:
Rents and purchased transportation	50.1	50.0	10.7
Salaries, wages and employee benefits	21.1	20.4	14.4
Fuel and fuel taxes	8.0	8.5	4.5
Depreciation and amortization	4.8	4.6	14.4
Operating supplies and expenses	3.7	3.5	15.3
Insurance and claims	1.2	0.9	43.6
General and administrative expenses, net of asset dispositions	0.7	0.9	(8.3)
Operating taxes and licenses	0.6	0.6	19.7
Communication and utilities	0.4	0.4	11.2
Total operating expenses	90.6	89.8	11.5
Operating income	9.4	10.2	1.5
Net interest expense	0.5	0.5	17.8
Earnings before income taxes	8.9	9.7	0.7
Income taxes	3.4	3.7	0.8
Net earnings	5.5%	6.0%	0.6%

Total operating expenses increased 11.5%, while operating revenues increased 10.5%, during the first six months 2014, from the comparable period of 2013. Operating income increased to $276.5 million during the first six months 2014, from $272.4 million in 2013.

Rents and purchased transportation costs increased 10.7% in 2014. This increase was primarily the result of the increase in load volume, which increased services provided by third-party rail and truck carriers within our JBI, DCS and ICS segments.

Salaries, wages and employee benefits costs increased 14.4% in 2014 from 2013. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers. In addition, workers’ compensation claims expense increased due to increases in incident volume and insurance premium costs.

Fuel costs increased 4.5% in 2014, compared with 2013, due to increased road miles during the current period, partially offset by improved fuel efficiency and decreases in the price of fuel. Depreciation and amortization expense increased 14.4% in 2014 primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement equipment in JBT. Operating supplies and expenses increased 15.3% driven primarily by increased general maintenance costs resulting from growth in equipment fleets and increased toll activity.

Insurance and claims expense increased 43.6% in 2014 compared with 2013, primarily due to higher incident volume and increased accident severity. General and administrative expenses decreased 8.3% from the comparable period in 2013, due to an increase in net gains from asset sales. Net gains from sale or disposal of assets were $5.1 million in 2014, compared with $1.4 million in 2013.

Net interest expense increased 17.8% in 2014, due to higher overall debt levels and the accelerated payment in full of our 6.08% senior notes, which were scheduled to mature in July 2014. Our effective income tax rate was 38.10% for the six months ended June 30, 2014, compared with 38.05% for the six months ended June 30, 2013. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $301 million during the first six months of 2014, compared with $294 million for the same period 2013. Operating cash flows increased slightly due to changes in noncash items including depreciation and gains on sale of equipment, offset by the timing of general working capital activities. Net cash used in investing activities totaled $353 million in 2014, compared with $212 million in 2013. The increase resulted from an increase in equipment purchases in 2014, partially offset by an increase in proceeds from the sale of equipment during the same period. Net cash provided by financing activities was $52 million in 2014, compared to net cash used in financing activities of $82 million in 2013. This change resulted primarily from the proceeds from long-term debt issuances in 2014, partially offset by long-term debt repayments and an increase in dividends paid and treasury stock purchased.

Debt and Liquidity Data

	June 30, 2014	December 31, 2013	June 30, 2013
Working capital ratio	1.44	0.95	0.93
Current portion of long-term debt (millions)	-	$250.0	$200.0
Total debt (millions)	$874.0	$708.4	$674.1
Total debt to equity	0.81	0.70	0.75
Total debt as a percentage of total capital	45%	41%	43%

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

We believe our liquid assets, cash generated from operations and revolving line of credit, will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of June 30, 2014 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$31.1	$11.2	$15.3	$4.5	$0.1
Debt obligations	873.5	-	373.5	250.0	250.0
Interest payments on debt (1)	120.1	22.1	28.3	24.0	45.7
Commitments to acquire revenue equipment and facilities	409.5	409.5	-	-	-
Total	$1,434.2	$442.8	$417.1	$278.5	$295.8

(1)      Interest payments on debt are based on the debt balance and applicable rate at June 30, 2014.

Our net capital expenditures were approximately $353 million during the first six months of 2014, compared with $212 million for the same period 2013. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2014 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $324 million during the remainder of 2014. We expect to spend in the range of $680 million to $690 million for net capital expenditures during calendar year 2014. The table above excludes $36.7 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of June 30, 2014 were operating leases related to facility lease obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $874 million of debt outstanding at June 30, 2014, including our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $250 million of 2.40% fixed rate senior notes due March 2019 to a variable rate. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.7 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or six months ended June 30, 2014. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2014, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2014, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In January 2014, we implemented a new human resource management system, which is part of our internal control environment. Except for this implementation, there were no changes in our internal control over financial reporting during our first six months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.     LEGAL PROCEEDINGS

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the second quarter of 2014, the Court in the lead class-action granted Judgment in our favor with regard to all claims. The plaintiffs have appealed the case to the Ninth Circuit Court of Appeals and we are currently awaiting the appointment of a panel of judges. The overlapping claims in the remaining two actions have been stayed pending a decision in the lead class-action case. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2014:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
April 1 through April 30, 2014	789,058	$76.04	(2)	789,058	$278
May 1 through May 31, 2014	-			-	278
June 1 through June 30, 2014	200,697	74.74	(2)	200,697	263
Total	989,755	$75.78		989,755	$263

(1) On October 27, 2011 our Board of Directors authorized the purchase of up to $500 million of our common stock.

(2) Number of common shares and average price paid per common share reflect the effective total purchases upon completion of our $75 million accelerated repurchase program, which commenced in April 2014. Terms of the program included a deferment of 200,697 shares until program completion in June 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29th day of July, 2014.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)