Form 10-Q
period 2014-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2014-10-30
CIK 728535

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

            Yes                No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2014 was 117,154,271.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2014

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating revenues, excluding fuel surcharge revenues	$1,316,951	$1,165,965	$3,737,936	$3,325,070
Fuel surcharge revenues	284,205	269,885	817,994	785,225
Total operating revenues	1,601,156	1,435,850	4,555,930	4,110,295

Operating expenses:
Rents and purchased transportation	802,092	724,417	2,282,992	2,062,745
Salaries, wages and employee benefits	327,106	289,789	951,517	835,765
Fuel and fuel taxes	115,503	114,147	352,452	340,987
Depreciation and amortization	75,416	64,291	216,109	187,304
Operating supplies and expenses	56,978	55,378	165,939	149,918
Insurance and claims	21,904	13,878	57,622	38,759
General and administrative expenses, net of asset dispositions	15,057	10,172	36,525	33,581
Operating taxes and licenses	9,893	8,168	28,517	23,723
Communication and utilities	5,107	4,881	15,620	14,338
Total operating expenses	1,429,056	1,285,121	4,107,293	3,687,120
Operating income	172,100	150,729	448,637	423,175
Net interest expense	6,649	5,835	21,358	18,320
Earnings before income taxes	165,451	144,894	427,279	404,855
Income taxes	63,037	55,422	162,793	154,337
Net earnings	$102,414	$89,472	$264,486	$250,518

Weighted average basic shares outstanding	117,050	117,723	117,020	117,472

Basic earnings per share	$0.87	$0.76	$2.26	$2.13

Weighted average diluted shares outstanding	118,221	119,357	118,567	119,552

Diluted earnings per share	$0.87	$0.75	$2.23	$2.10

Dividends declared per common share	$0.20	$0.15	$0.60	$0.30

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,859	$5,831
Trade accounts receivable, net	671,298	568,519
Prepaid expenses and other	60,521	105,853
Total current assets	737,678	680,203
Property and equipment, at cost	3,584,953	3,259,814
Less accumulated depreciation	1,199,847	1,147,610
Net property and equipment	2,385,106	2,112,204
Other assets	36,134	26,997
Total assets	$3,158,918	$2,819,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$250,000	$250,000
Trade accounts payable	352,645	305,465
Claims accruals	87,413	68,221
Accrued payroll	74,862	72,063
Other accrued expenses	11,585	14,062
Deferred income taxes	13,787	2,485
Total current liabilities	790,292	712,296

Long-term debt	587,074	458,417
Other long-term liabilities	65,384	58,274
Deferred income taxes	556,349	577,965
Stockholders' equity	1,159,819	1,012,452
Total liabilities and stockholders' equity	$3,158,918	$2,819,404

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net earnings	$264,486	$250,518
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	216,109	187,304
Share-based compensation	26,122	23,602
Gain on sale of revenue equipment and other	(5,413)	(4,625)
Provision for deferred income taxes	(10,315)	15,798
Changes in operating assets and liabilities:
Trade accounts receivable	(102,779)	(118,903)
Other assets	29,126	17,890
Trade accounts payable	39,070	37,396
Income taxes payable or receivable	7,500	2,120
Claims accruals	19,192	14,381
Accrued payroll and other accrued expenses	3,267	(14,253)
Net cash provided by operating activities	486,365	411,228

Cash flows from investing activities:
Additions to property and equipment	(599,824)	(372,564)
Net proceeds from sale of equipment	120,599	38,940
Changes in other assets	21	(35)
Net cash used in investing activities	(479,204)	(333,659)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	499,642	-
Payments on long-term debt	(250,000)	(100,000)
Proceeds from revolving lines of credit and other	1,380,887	1,372,752
Payments on revolving lines of credit and other	(1,494,421)	(1,264,438)
Purchase of treasury stock	(75,000)	(64,723)
Stock option exercises and other	7,070	8,772
Stock repurchased for payroll taxes	(22,789)	(17,964)
Tax benefit of stock options exercised	17,645	23,637
Dividends paid	(70,167)	(35,226)
Net cash used in financing activities	(7,133)	(77,190)
Net change in cash and cash equivalents	28	379
Cash and cash equivalents at beginning of period	5,831	5,589
Cash and cash equivalents at end of period	$5,859	$5,968

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25,635	$23,514
Income taxes	$136,116	$111,404

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

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested and unvested stock options exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 1.2 million shares during the third quarter 2014, compared to 1.6 million shares during third quarter 2013. During the nine months ended September 30, 2014 and 2013, the dilutive effect of restricted and performance share units and stock options was 1.5 million shares and 2.1 million shares, respectively.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted share units:
Pretax compensation expense	$5,812	$4,467	$20,243	$18,764
Tax benefit	2,214	1,709	7,713	7,153
Restricted share unit expense, net of tax	$3,598	$2,758	$12,530	$11,611
Performance share units:
Pretax compensation expense	$1,462	$1,001	$5,716	$4,161
Tax benefit	557	383	2,178	1,586
Performance share unit expense, net of tax	$905	$618	$3,538	$2,575
Stock options:
Pretax compensation expense	$33	$156	$163	$677
Tax benefit	13	60	62	258
Stock option expense, net of tax	$20	$96	$101	$419

As of September 30, 2014, we had $36.0 million, $10.8 million, and $33 thousand of total unrecognized compensation expense related to restricted share units, performance share units, and stock options, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.9 years for restricted share units and 2.9 years for performance share units. The expense for stock options will be recognized in the fourth quarter 2014. During the nine months ended September 30, 2014, we issued 777,088 shares for vested restricted share units, 81,075 shares for vested performance share units, and 328,600 shares as a result of stock option exercises. Of these totals, 747,153 shares for vested restricted share units, 81,075 shares for performance share units, and 48,600 shares resulting from stock option exercises were issued during the third quarter 2014.

4.	Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	September 30, 2014	December 31, 2013
Senior revolving line of credit	$90.3	$208.7
Senior term loan	-	150.0
Senior notes, net of unamortized discount	746.8	349.7
Less current portion of long-term debt	(250.0)	(250.0)
Total long-term debt	$587.1	$458.4

Senior Revolving Line of Credit

At September 30, 2014, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At September 30, 2014, we had $90.3 million outstanding at an average interest rate of 1.11% under this agreement.

Senior Term Loan

Our senior term loan matured in March 2014. The entire outstanding balance was paid in full at maturity.

Senior Notes

In April 2014, we paid in full, with accrued interest and make whole amount, the $100 million outstanding balance of our 6.08% senior notes, which were scheduled to mature in July 2014. Our remaining senior notes consist of three separate issuances. The first issuance is $250 million of 3.375% senior notes, which mature in September 2015, with interest payments due semiannually in March and September of each year. The second and third issuances are $250 million of 2.40% senior notes due March 2019 and $250 million of 3.85% senior notes due March 2024, respectively, both of which were issued in March 2014 by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to a shelf registration statement filed in February 2014. Interest payments under both notes are due semiannually in March and September of each year, beginning September 2014. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 5, Derivative Financial Instruments, for terms of an interest rate swap entered into on the $250 million of 2.40% senior notes due March 2019.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2014.

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

In March, 2014, we entered into a receive fixed-rate and pay variable-rate interest rate swap agreement with a notional amount of $250 million simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019, to effectively convert this fixed rate debt to a variable rate. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.08% at September 30, 2014. The swap expires March 15, 2019, when the related senior notes are due. The fair value of this swap is recorded in other long-term liabilities in our Condensed Consolidated Balance Sheet at September 30, 2014. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of the interest rate swap to be recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On October 27, 2011, our Board of Directors authorized the purchase of $500 million of our common stock, of which $263 million was remaining at September 30, 2014. We did not purchase any shares under our repurchase authorization during the three months ended September 30, 2014. On July 22, 2014, our Board of Directors declared a regular quarterly dividend of $0.20 per common share, which was paid on August 15, 2014, to stockholders of record on August 1, 2014. On October 29, 2014, our Board of Directors declared a regular quarterly dividend of $0.20 per common share, which will be paid on November 28, 2014, to stockholders of record on November 14, 2014.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. This valuation method is based on either quoted market prices (Level 1) or inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at September 30, 2014 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$13.4	1
Interest rate swap	$(2.7)	2
Senior notes	$(247.2)	2

Trading investments are classified in other assets and the interest rate swap is classified in other long-term liabilities in our Condensed Consolidated Balance Sheets. The senior notes are classified in long-term debt in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at September 30, 2014, using the income method (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $589.9 million and $608.2 million, respectively.

The carrying amounts of all other instruments at September 30, 2014, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 38.10% for the three and nine months ended September 30, 2014, compared with 38.25% for the three months ended September 30, 2013 and 38.12% for the nine months ended September 30, 2013. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At September 30, 2014, we had a total of $32.4 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $21.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $5.5 million at September 30, 2014.

9.	Legal Proceedings

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the first half of 2014, the Court in the lead class-action granted Judgment in our favor with regard to all claims. The plaintiffs have appealed the case to the Ninth Circuit Court of Appeals and we are currently awaiting the appointment of a panel of judges. The overlapping claims in the remaining two actions have been stayed pending a decision in the lead class-action case. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations, or liquidity.

10.	Business Segments

We reported four distinct business segments during the three and nine months ended September 30, 2014 and 2013. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT). The operation of each of these businesses is described in Note 10, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2013. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	September 30, 2014	December 31, 2013
JBI	$1,745	$1,611
DCS	802	721
ICS	96	78
JBT	237	164
Other (includes corporate)	279	245
Total	$3,159	$2,819

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
JBI	$964	$890	$2,730	$2,541
DCS	361	319	1,031	901
ICS	185	137	521	391
JBT	96	97	289	300
Subtotal	1,606	1,443	4,571	4,133
Inter-segment eliminations	(5)	(7)	(15)	(23)
Total	$1,601	$1,436	$4,556	$4,110

	Operating Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
JBI	$125.0	$118.0	$331.6	$325.5
DCS	34.3	29.3	80.2	80.9
ICS	8.4	2.8	20.8	12.2
JBT	4.3	0.6	16.1	4.7
Other (includes corporate)	0.1	-	(0.1)	(0.1)
Total	$172.1	$150.7	$448.6	$423.2

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
JBI	$33.5	$29.5	$95.5	$85.9
DCS	29.5	25.1	85.8	71.2
ICS	0.3	0.1	0.7	0.2
JBT	8.3	6.9	23.0	22.1
Other (includes corporate)	3.8	2.7	11.1	7.9
Total	$75.4	$64.3	$216.1	$187.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2014	2013	2014	2013
JBI	$964	$890	$125.0	$118.0
DCS	361	319	34.3	29.3
ICS	185	137	8.4	2.8
JBT	96	97	4.3	0.6
Other (includes corporate)	-	-	0.1	-
Subtotal	1,606	1,443	172.1	150.7
Inter-segment eliminations	(5)	(7)	-	-
Total	$1,601	$1,436	$172.1	$150.7

Total consolidated operating revenues increased to $1.60 billion for the third quarter 2014, a 12% increase from $1.44 billion in the third quarter 2013. This increase in operating revenues was primarily due to higher load volumes within our JBI segment, improved asset productivity and implemented rate increases in our DCS segment, and increases in both revenue per load and load volumes reported by our ICS segment. JBT segment revenue declined, primarily from a 6% reduction in fleet size. Fuel surcharge (FSC) revenues increased to $284.2 million during the current quarter, compared with $269.9 million in 2013. If FSC revenues were excluded from both periods, the increase of 2014 revenues from 2013 was 13%.

Our JBI segment continued to experience a reduction in box turns and dray power utilization during the third quarter 2014, primarily resulting from slower train speeds and limited dray fleet capacity, both of which negatively impacted the network fluidity. JBI segment revenue increased 8% to $964 million during the third quarter 2014, compared with $890 million in 2013. This increase in segment revenue was primarily a result of an 8% increase in load volume. The effects of traffic mix, customer rate increases, and FSC revenue kept revenue per load virtually flat compared to a year ago. Load volume in our eastern network increased 19%, and transcontinental loads grew by 2% over the third quarter 2013. Operating income of the JBI segment increased 6% to $125.0 million in the third quarter 2014, from $118.0 million in 2013. Increased revenue was offset by lower equipment utilization caused by slow train speeds and shortages in dray fleet capacity, as well as higher driver procurement and retention expenses, increased outsourced drayage costs, higher insurance and claims costs, increased equipment costs, and increased operating supplies expense.

DCS segment revenue increased 13% to $361 million in 2014, from $319 million in 2013. Productivity, defined as revenue per truck per week, increased 4% in the third quarter 2014, when compared to the same period in 2013, primarily from increased customer demand at mature contracts and rate increases implemented during the current quarter. DCS ended the third quarter 2014 with a net additional 538 revenue producing trucks when compared to the same period 2013, primarily due to new customer accounts implemented in this and prior periods. Operating income of our DCS segment increased to $34.3 million in 2014, from $29.3 million in 2013. The increase in operating income was primarily due to the increased revenue, partially offset by continued higher driver recruiting costs, increased insurance and workers’ compensation costs and fewer gains on the sale of equipment compared to the same period in 2013.

ICS segment revenue grew 35% to $185 million in the third quarter 2014, from $137 million in the third quarter 2013, primarily due to a 24% increase in load volume and a 9% increase in revenue per load. Both contractual and transactional business experienced increased load volumes. Contractual business represented approximately 64% of total load volume and 58% of total revenue in the third quarter of 2014, compared to 64% of total load volume and 61% of total revenue in the same period last year. Operating income of our ICS segment increased to $8.4 million from $2.8 million in 2013, primarily due to increased revenue and an increase in gross profit margin. Our gross profit margin increased to 13.3% in the current quarter compared to 10.4% in the third quarter 2013, primarily due to customer rate increases in the contractual business and maintaining margin discipline in the transactional business. ICS incurred increased personnel costs during the third quarter of 2014 resulting from the continued expansion of the segment’s branch location network.

JBT segment revenue decreased to $96 million for the third quarter 2014, from $97 million in the third quarter 2013. The decrease in revenue is the result of 6% fewer operating trucks, which was offset by a 10% increase in rates per loaded mile, excluding FSC, on a 3% shorter length of haul. Both freight mix change, to create a more balanced network, and core rate increases from customers of approximately 6% contributed to the overall rate increase. Our JBT segment operating income was $4.3 million, compared to $0.6 million in the third quarter 2013. The increase in operating income was primarily due to increased rates per loaded mile and a smaller trailer fleet, partially offset by increased driver and independent contractor costs per mile, increased driver hiring costs, higher maintenance cost per unit and increased insurance and safety costs compare to third quarter 2013.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2014	2013	2014 vs. 2013
Total operating revenues	100.0%	100.0%	11.5%
Operating expenses:
Rents and purchased transportation	50.1	50.5	10.7
Salaries, wages and employee benefits	20.4	20.2	12.9
Fuel and fuel taxes	7.2	7.9	1.2
Depreciation and amortization	4.7	4.5	17.3
Operating supplies and expenses	3.6	3.9	2.9
Insurance and claims	1.4	1.0	57.8
General and administrative expenses, net of asset dispositions	0.9	0.6	48.0
Operating taxes and licenses	0.7	0.6	21.1
Communication and utilities	0.3	0.3	4.6
Total operating expenses	89.3	89.5	11.2
Operating income	10.7	10.5	14.2
Net interest expense	0.4	0.4	14.0
Earnings before income taxes	10.3	10.1	14.2
Income taxes	3.9	3.9	13.7
Net earnings	6.4%	6.2%	14.5%

Total operating expenses increased 11.2%, while operating revenues increased 11.5% during the third quarter 2014, from the comparable period 2013. Operating income increased to $172.1 million during the third quarter 2014 from $150.7 million in 2013.

Rents and purchased transportation costs increased 10.7% in 2014. This increase was primarily the result of the increase in load volume, which increased services provided by third-party rail and truck carriers within our JBI, DCS and ICS segments.

Salaries, wages and employee benefit costs increased 12.9% during the third quarter 2014, compared with 2013. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers. In addition, workers’ compensation claims expense increased due to increases in incident volume and insurance premium costs.

Fuel costs increased 1.2% in 2014, compared with 2013, due to increased road miles during the current period, partially offset by decreases in the price of fuel and improved fuel efficiency. Depreciation and amortization expense increased 17.3% in 2014, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement equipment in JBT. Operating supplies and expenses increased 2.9%, driven primarily by increased toll activity.

Insurance and claims expense increased 57.8% in 2014 compared with 2013, primarily due to higher incident volume and increased accident severity. General and administrative expenses increased 48.0% for the current quarter from the comparable period in 2013, primarily due to decrease in gains from the sale of assets, increased building and facility rental expense, and higher driver recruitment related adverting expenses. Net gains from sale or disposal of assets were $0.3 million in 2014, compared with $3.2 million in 2013.

Net interest expense increased 14.0% in 2014, due primarily to an increase in average debt levels. Our effective income tax rate was 38.10% for the three months ended September 30, 2014, compared with 38.25% for the same period in 2013. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2014	2013	2014	2013
JBI	$2,730	$2,541	$331.6	$325.5
DCS	1,031	901	80.2	80.9
ICS	521	391	20.8	12.2
JBT	289	300	16.1	4.7
Other (includes corporate)	-	-	(0.1)	(0.1)
Subtotal	4,571	4,133	448.6	423.2
Inter-segment eliminations	(15)	(23)	-	-
Total	$4,556	$4,110	$448.6	$423.2

Total consolidated operating revenues increased to $4.56 billion for the first nine months 2014, an 11% increase from the $4.11 billion for the comparable period 2013. FSC revenues were $818.0 million during the first nine months 2014, compared with $785.2 million in 2013. If FSC revenues were excluded from both periods, the increase of 2014 revenue from 2013 was 12%.

Our JBI segment continued to experience an environment of challenging rail service and limited dray fleet capacity throughout the 2014 period. JBI segment revenue increased 7% to $2.73 billion during the first nine months 2014, compared with $2.54 billion in 2013. This increase in revenue was primarily a result of increased load volume in both our eastern and transcontinental networks. The combination of traffic mix, customer rate increases, and FSC revenue resulted in revenue per load remaining virtually flat compared to a year ago. Operating income of the JBI segment increased 2% to $331.6 million in the first nine months 2014, from $325.5 million in 2013. Slow train speeds and reductions in dray fleet capacity throughout the first nine months of 2014 negatively impacted the network fluidity, resulting in a reduction in box turns and dray power utilization. In addition, JBI experienced higher driver procurement and retention expenses, increased outsourced drayage costs, higher insurance and claims costs and increased equipment costs during the first nine months of 2014 when compared to same period of 2013.

DCS segment revenue increased 14% to $1.03 billion in 2014, from $901 million in 2013. This increase was primarily attributable to large existing accounts becoming fully implemented in the current period, new customer contracts, and rate increases established in the latter half of the period. Productivity, defined as revenue per truck per week, was virtually flat when compared to the first nine months of 2013, due to the large number of customer accounts affected by severe winter weather conditions earlier in the year and continued driver shortages in the current period. Operating income of our DCS segment decreased to $80.2 million in 2014, from $80.9 million in 2013. The decrease in operating income was driven primarily by higher driver recruiting costs, increased insurance and workers’ compensation costs, higher purchased transportation costs, increased equipment and maintenance expenses, and fewer gains on the sale of equipment compared to the same period in 2013.

ICS segment revenue grew 33% to $521 million in 2014, from $391 million in 2013, primarily due to a 14% increase in load volume and a 17% increase in revenue per load. Both transactional and contractual business experienced increased load volumes. Revenue grew faster than volume primarily due to a change in freight mix driven by customer demand and a significant increase in transactional business resulting from a tighter trucking market early in the 2014 period. Operating income of our ICS segment increased to $20.8 million from $12.2 million in 2013, primarily due to increased revenues and improved gross profit margin. ICS gross profit margin for the first nine months of 2014 increased to 12.7% compared to 11.7% in 2013.

JBT segment revenue totaled $289 million for the first nine months 2014, a decrease of 4% from $300 million in the same period in 2013, primarily due to a 6% reduction in fleet size and shorter length of haul, partially offset by increased pricing. Our JBT segment operating income increased to $16.1 million during the first nine months 2014 from $4.7 million in 2013. This increase in operating income was primarily due to increased rate per loaded mile, lower personnel costs, a smaller trailer fleet and gains on equipment sales, offset by increased driver hiring costs, increases in driver and independent contractor costs per mile, higher maintenance and equipment costs per unit, and increased insurance and safety costs.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2014	2013	2014 vs. 2013
Total operating revenues	100.0%	100.0%	10.8%
Operating expenses:
Rents and purchased transportation	50.1	50.2	10.7
Salaries, wages and employee benefits	20.9	20.3	13.9
Fuel and fuel taxes	7.7	8.3	3.4
Depreciation and amortization	4.7	4.6	15.4
Operating supplies and expenses	3.6	3.6	10.7
Insurance and claims	1.3	0.9	48.7
General and administrative expenses, net of asset dispositions	0.9	0.9	8.8
Operating taxes and licenses	0.7	0.6	20.2
Communication and utilities	0.3	0.3	8.9
Total operating expenses	90.2	89.7	11.4
Operating income	9.8	10.3	6.0
Net interest expense	0.4	0.4	16.6
Earnings before income taxes	9.4	9.9	5.5
Income taxes	3.6	3.8	5.5
Net earnings	5.8%	6.1%	5.6%

Total operating expenses increased 11.4%, while operating revenues increased 10.8%, during the first nine months 2014, from the comparable period of 2013. Operating income increased to $448.6 million during the first nine months 2014 from $423.2 million in 2013.

Rents and purchased transportation costs increased 10.7% in 2014. This increase was primarily the result of the increase in load volume, which increased services provided by third-party rail and truck carriers within our JBI, DCS and ICS segments.

Salaries, wages and employee benefit costs increased 13.9% in 2014 from 2013. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers. In addition, workers’ compensation claims expense increased due to increases in incident volume and insurance premium costs.

Fuel costs increased 3.4% in 2014, compared with 2013, due to increased road miles during the current period, partially offset by decreases in the price of fuel and improved fuel efficiency. Depreciation and amortization expense increased 15.4% in 2014, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement equipment in JBT. Operating supplies and expenses increased 10.7%, driven primarily by increased general maintenance costs resulting from growth in equipment fleets and increased toll activity.

Insurance and claims expense increased 48.7% in 2014 compared with 2013, primarily due to higher incident volume and increased accident severity. General and administrative expenses increased 8.8% from the comparable period in 2013 due primarily to an increase in driver advertising expenses, partially offset by an increase in net gains from asset sales and disposals. Net gains from sale or disposal of assets were $5.4 million in 2014, compared with $4.6 million in 2013.

Net interest expense increased 16.6% in 2014, due primarily to an increase in average debt levels. Our effective income tax rate decreased to 38.10% for the current period from 38.12% for the comparable period in 2013. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $486 million during the first nine months of 2014, compared with $411 million for the same period 2013. Operating cash flows increased due to increased earnings and the timing of general working capital activities. Net cash used in investing activities totaled $479 million in 2014, compared with $334 million in 2013. The increase resulted from an increase in equipment purchases in 2014, partially offset by an increase in proceeds from the sale of equipment during the same period. Net cash used in financing activities decreased to $7 million in 2014, compared to $77 million in 2013. This change resulted primarily from the proceeds from long-term debt issuances in 2014, partially offset by long-term debt repayments and an increase in dividends paid and treasury stock purchased.

Debt and Liquidity Data

	September 30, 2014	December 31, 2013	September 30, 2013
Working capital ratio	0.93	0.95	0.94
Current portion of long-term debt (millions)	250.0	250.0	250.0
Total debt (millions)	837.1	708.4	687.5
Total debt to equity	0.72	0.70	0.70
Total debt as a percentage of total capital	42%	41%	41%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of September 30, 2014 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$29.6	$11.0	$14.8	$3.8	$-
Debt obligations	840.3	250.0	90.3	250.0	250.0
Interest payments on debt (1)	113.8	21.7	25.5	23.3	43.3
Commitments to acquire revenue equipment and facilities	462.6	462.6	-	-	-
Total	$1,446.3	$745.3	$130.6	$277.1	$293.3

(1)      Interest payments on debt are based on the debt balance and applicable rate at September 30, 2014.

Our net capital expenditures were approximately $479 million during the first nine months of 2014, compared with $334 million for the same period 2013. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2014 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $463 million during the remainder of 2014 and early 2015. We expect to spend in the range of $660 million to $670 million for net capital expenditures during calendar year 2014. The table above excludes $37.9 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of September 30, 2014, were operating leases related primarily to facility lease obligations.

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

We had $837 million of debt outstanding at September 30, 2014, including our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $250 million of 2.40% fixed rate senior notes due March 2019 to a variable rate. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.4 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or nine months ended September 30, 2014. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2014, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2014, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

In January 2014, we implemented a new human resource management system, which is part of our internal control environment. Except for this implementation, there were no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the first half of 2014, the Court in the lead class-action granted Judgment in our favor with regard to all claims. The plaintiffs have appealed the case to the Ninth Circuit Court of Appeals and we are currently awaiting the appointment of a panel of judges. The overlapping claims in the remaining two actions have been stayed pending a decision in the lead class-action case. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 30th day of October, 2014.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)