Form 10-K
period 2014-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2015-02-24
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2014	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

615 J.B. Hunt Corporate Drive	72745-0130
Lowell, Arkansas	(ZIP Code)
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

Yes _____ No     X

The aggregate market value of 91,621,042 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2014, was $6.8 billion (based upon $73.78 per share).

As of February 17, 2015, the number of outstanding shares of the registrant’s common stock was 116,515,423.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Stockholders, to be held April 23, 2015, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2014

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

PART I

ITEM 1. BUSINESS

Overview

   We are one of the largest surface transportation, delivery, and logistics companies in North America. J.B. Hunt Transport Services, Inc. is a publicly held holding company that, together with our wholly owned subsidiaries, provides safe and reliable transportation and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Unless otherwise indicated by the context, “we,” “us,” “our,” and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries. We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to full-load, dry-van operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Our customers’ business activities are extremely diverse, and our customer base includes a large number of Fortune 500 companies.

We believe our ability to offer multiple services, utilizing our four business segments and a full complement of logistics services through third parties, represents a competitive advantage. These segments include Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT). Our business is somewhat seasonal, with slightly higher freight volumes typically experienced during August through early November. Our DCS segment is subject to somewhat less seasonal variation than our other segments. For the calendar year ended December 31, 2014, our consolidated revenue totaled $6.2 billion, after the elimination of intersegment business. Of this total, 60% was generated by our JBI business segment, 22% by DCS, 12% by ICS, and 6% by JBT. For the year ended December 31, 2013, JBI represented 62%, DCS 22%, ICS 9%, and JBT 7% of our consolidated revenue. For the year ended December 31, 2012, JBI represented 61%, DCS 21%, ICS 9%, and JBT 9% of our consolidated revenue.

Additional general information about us is available at www.jbhunt.com. We make a number of reports and other information available free of charge on our website, including our annual report on Form 10-K, our proxy statement, and our earnings releases. Our website also contains corporate governance guidelines, our code of ethics, our whistleblower policy, Board committee charters, and other corporate policies. The information on our website is not, and shall not be deemed to be a part of this annual report on Form 10-K or incorporated into any other filings we make with the SEC.

Our Mission and Strategy

We forge long-term partnerships with key customers that include supply-chain management as an integral part of their strategies. Working in concert, we strive to drive out excess cost, add value and function as an extension of their enterprises. Our strategy is based on utilizing an integrated, multimodal approach to provide capacity-oriented solutions centered on delivering customer value and industry-leading service. We believe our unique operating strategy can add value to customers and increase our profits and returns to stockholders.

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

operating segments

Segment information is also included in Note 11 to our Consolidated Financial Statements.

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

JBI operates 73,298 pieces of company-owned trailing equipment systemwide. The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality. We own and maintain our own chassis fleet, consisting of 65,455 units. The containers and chassis are uniquely designed so that they may only be paired together, which we feel creates an operational competitive advantage. JBI also manages a fleet of 3,916 company-owned tractors, 761 independent contractor trucks, and 4,756 company drivers. At December 31, 2014, the total JBI employee count was 5,340. Revenue for the JBI segment in 2014 was $3.7 billion.

DCS Segment

DCS focuses on private fleet conversion and creation in replenishment, specialized equipment, and final-mile delivery services. We specialize in the design, development, and execution of supply-chain solutions that support a variety of transportation networks. Our final-mile delivery services are supported with a network of approximately 89 cross-dock locations nationwide, with 98% of the continental U.S. population living within 150 miles of a cross-dock location. Contracts with our customers are long-term, ranging from three to ten years, with the average being approximately five years. Pricing of our contracts typically involves cost-plus arrangements, with our fixed costs being recovered regardless of equipment utilization, but is customized based on invested capital and duration.

At December 31, 2014, this segment operated 6,425 company-owned trucks, 448 customer-owned trucks, and 7 independent contractor trucks. DCS also operates 13,852 owned pieces of trailing equipment and 6,664 customer-owned trailers. The DCS segment employed 9,466 people, including 7,833 drivers, at December 31, 2014. DCS revenue for 2014 was $1.4 billion.

ICS Segment

ICS provides traditional freight brokerage and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment. By leveraging the J.B. Hunt brand, systems, and network, we provide a broader service offering to customers by providing flatbed, refrigerated, expedited, and LTL, as well as a variety of dry-van and intermodal solutions. ICS provides single-source logistics management for customers desiring to outsource their transportation functions and utilize our proven supply-chain technology and design expertise to improve efficiency. ICS operates 29 remote sales offices or branches, as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2014, the ICS segment employed 582 people, with a carrier base of approximately 39,100. ICS revenue for 2014 was $718 million.

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

At December 31, 2014, the JBT segment operated 1,296 company-owned tractors and employed 1,604 people, 1,378 of whom were drivers. At December 31, 2014, we had 590 independent contractors operating in the JBT segment. JBT revenue for 2014 was $386 million.

Marketing and Operations

We transport, or arrange for the transportation of, a wide range of freight, including general merchandise, specialty consumer items, appliances, forest and paper products, food and beverages, building materials, soaps and cosmetics, automotive parts, agricultural products, electronics, and chemicals. Our customers’ business activities are extremely diverse, and our customer base includes a large number of Fortune 500 companies. We provide a broad range of transportation services to shippers seeking to use a variety of transportation options to optimize their supply-chain logistics needs.

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

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people. As of December 31, 2014, we had 20,158 employees, which consisted of 13,967 company drivers, 5,059 office personnel, and 1,132 maintenance technicians. We also had arrangements with approximately 1,358 independent contractors to transport freight in our trailing equipment. None of our employees are represented by unions or covered by collective bargaining agreements.

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

As of December 31, 2014, our company-owned tractor and truck fleet consisted of 11,637 units. In addition, we had 1,358 independent contractors who operate their own tractors but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets. Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers, and lowers maintenance expense. At December 31, 2014, the average age of our combined tractor fleet was 2.3 years, while our containers averaged 5.2 years of age and our trailers averaged 9.5 years. We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

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

In 2011, the FMCSA amended the hours-of-service (HOS) safety requirements for commercial truck drivers. The remaining provisions of the amended HOS rules became effective July 1, 2013, and we experienced some negative impact on our productivity as a result. However, in December 2014, as a result of the Consolidated and Further Continuing Appropriations Act of 2015, the FMCSA was required to rescind the 34-hour restart provision of the amended HOS rules to the pre-July 1, 2013, requirements. Furthermore, the FMCSA was required to conduct a field study measuring the safety benefit of the amended HOS rules before and after this rule change. This rule rescission is considered temporary pending the outcome of the study. We continue to evaluate and adjust the various segments of our operations toward the ultimate impact of these changes in HOS safety requirements.

In 2011, the FMCSA published a Notice of Proposed Rulemaking to require currently logging drivers to complete their logs using an Electronic Logging Device (ELD). The final rule regarding this proposal is expected to be published in the third quarter of 2015. Since the issuance of this proposal, we have successfully implemented a plan to replace any legacy on-board recording equipment within our fleets. At December 31, 2014, we had replaced approximately 90% of this equipment. We do not anticipate a negative impact on our operations or productivity.

In 2013, the FMCSA, in conjunction with the National Highway Traffic Safety Administration, submitted a Notice of Proposed Rulemaking to require the installation of speed-limiting devices on heavy trucks. The final rule regarding this proposal is expected to be published in the third quarter of 2015. We believe this rule will have minimal implementation cost, as all of our heavy trucks subject to this rule already have these devices installed. We do not anticipate a negative impact on our operations or productivity.

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

Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control. These factors include interference with or termination of our relationships with certain railroads; disruptions to U.S. port-of-call activity; significant increases or rapid fluctuations in fuel prices, fuel taxes, interest rates, insurance premiums, self-insurance levels, excess capacity in the intermodal or trucking industries, or license and registration fees; terrorist attacks or actions; acts of war; adverse weather conditions; disruption or failure of information technology systems; increased costs for new revenue equipment or decreases in the value of used equipment; increased tariffs assessed on or disruptions in the procurement of imported revenue equipment; and difficulty in attracting and retaining qualified drivers, independent contractors, and third-party carriers.

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

Our JBI business segment utilizes railroads in the performance of its transportation services. The majority of these services are provided pursuant to contractual relationships with the railroads. While we have agreements with a number of Class I railroads, the majority of our business travels on the Burlington Northern Santa Fe and the Norfolk Southern railways. A material change in the relationship with or the inability to utilize one or more of these railroads or the overall service levels provided by these railroads could have a material adverse effect on our business and operating results. In addition, a portion of the freight we deliver is imported to the United States through ports of call that are subject to labor union contracts. Work stoppages or other disruptions at any of these ports could have a material adverse effect on our business.

We also utilize independent contractors and third-party carriers to complete our services. These third parties are subject to similar regulation requirements, which may have a more significant impact on their operations, causing them to exit the transportation industry. Aside from when these third parties may use our trailing equipment to fulfill loads, we do not own the revenue equipment or control the drivers delivering these loads. The inability to obtain reliable third-party carriers and independent contractors could have a material adverse effect on our operating results and business growth.

Rapid changes in fuel costs could impact our periodic financial results.

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2014, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected. We have policies in place for 2015 with substantially the same terms as our 2014 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage. We purchase insurance coverage for the amounts above which we are self-insured. If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2014, our top 10 customers, based on revenue, accounted for approximately 28% of our revenue. Our JBI, ICS, and JBT segments typically do not have long-term contracts with their customers. While our DCS segment business may involve a long-term written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

Difficulty in attracting and retaining drivers and delivery personnel could affect our profitability and ability to grow.

If we are unable to attract and retain the necessary quality and number of employees, we could be required to significantly increase our employee compensation package, let revenue equipment sit idle, dispose of the equipment altogether, or rely more on higher-cost third-party carriers, which could adversely affect our growth and profitability. In addition, our growth could be limited by an inability to attract third-party carriers upon whom we rely to provide transportation services.

We rely significantly on our information technology systems, a disruption, failure or security breach of which could have a material adverse effect on our business.

We rely on information technology throughout all areas of our business to initiate, track, and complete customer orders; process financial and nonfinancial data; compile results of operations for internal and external reporting; and achieve operating efficiencies and growth. Our information technology systems may be susceptible to various interruptions, including equipment or network failures, failed upgrades or replacement of software, user error, power outages, natural disasters, cyber-attacks, terrorist attacks, computer viruses, hackers, or other security breaches. We have mitigated our exposure to these risks through the establishment and maintenance of technology security programs and disaster recovery plans, but these mitigating activities may not be sufficient. A significant disruption, failure or security breach in our information technology systems could have a material adverse effect on our business, which could include operational disruptions, loss of confidential information, external reporting delays or errors, legal claims, or damage to our business reputation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are in Lowell, Arkansas. We occupy a number of buildings in Lowell that we utilize for administrative support, customer service, freight dispatch, data processing and warehousing, and data backup and disaster recovery. We also own or lease approximately 41 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel, and employ personnel to support operations. These facilities vary in size from 1 to 35 acres. Each of our business segments utilizes these facilities for various services, including bulk fueling, maintenance, and driver support activities. In addition, we have approximately 89 leased facilities in our DCS cross-dock and delivery system network and 29 leased or owned remote sales offices or branches in our ICS segment. Excluded from the following table are leases for small offices and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	472	795,000	212,000
Cross-dock and delivery system facilities	-	1,348,000	120,000
Corporate headquarters, Lowell, Arkansas	130	-	262,000
Offices and data center, Lowell, Arkansas	8	-	40,000
Branch sales offices	-	-	50,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market under the symbol “JBHT.” At December 31, 2014, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued. We had 116.6 million and 117.2 million shares outstanding as of December 31, 2014 and 2013, respectively. The high and low sales prices of our common stock as reported by the National Association of Securities Dealers Automated Quotations National Market system (NASDAQ) and the quarterly dividends paid per share on our common shares were:

2014	Dividends Paid	High	Low

First Quarter	$0.20	$79.89	$69.33
Second Quarter	0.20	78.07	71.45
Third Quarter	0.20	79.79	71.73
Fourth Quarter	0.20	85.54	71.00

2013	Dividends Paid	High	Low

First Quarter	$-	$75.73	$60.05
Second Quarter	0.15	77.20	67.97
Third Quarter	0.15	78.39	71.26
Fourth Quarter	0.15	78.65	70.60

On February 17, 2015, the high and low sales prices for our common stock as reported by NASDAQ were $83.52 and $82.71, respectively, and we had 1,056 stockholders of record.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and any other factors the Board of Directors may deem relevant. In 2012, we pulled forward and paid our previously planned first quarter 2013 dividend in the fourth quarter of 2012. Accordingly, we did not declare or pay a quarterly dividend in the first quarter of 2013. On January 29, 2015, we announced an increase in our quarterly cash dividend from $0.20 to $0.21 per share, which will be paid February 26, 2015, to stockholders of record on February 12, 2015. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended December 31, 2014:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
October 1 through October 31, 2014	-	$-		-	$263
November 1 through November 30, 2014	500,438	79.93	(2)	500,438	223
December 1 through December 31, 2014	114,903	87.03	(2)	114,903	213
Total	615,341	$81.26		615,341	$213

(1)	On October 27, 2011, our Board of Directors authorized the purchase of up to $500 million of our common stock.

(2)	Number of common shares and average price paid per common share reflect the effective total purchases upon completion of our $50 million accelerated repurchase program, which commenced in November 2014. Terms of the program included a deferment of 114,903 shares until program completion in December 2014.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of stockholders of our common stock with the cumulative total returns of the S&P 500 index and two customized peer groups. The peer group labeled “Prior Peer Group” consists of 16 companies: ArcBest Corp., Avis Budget Group Inc., C.H. Robinson Worldwide Inc., Con-Way Inc., CSX Corp., Expeditors International Of Washington Inc., Hertz Global Holdings Inc., Hub Group Inc., Kansas City Southern, Landstar System Inc., Norfolk Southern Corp., Old Dominion Freight Line Inc., Ryder System Inc., Swift Transportation Co., UTI Worldwide Inc., and Werner Enterprises Inc. The peer group labeled “Current Peer Group” consists of 16 companies: Amerco, ArcBest Corp., Avis Budget Group Inc., C.H. Robinson Worldwide Inc., Con-Way Inc., CSX Corp., Expeditors International Of Washington Inc., Hertz Global Holdings Inc., Hub Group Inc., Kansas City Southern, Landstar System Inc., Norfolk Southern Corp., Old Dominion Freight Line Inc., Ryder System Inc., Swift Transportation Co., and UTI Worldwide Inc. The graph assumes the value of the investment in our common stock, in the index, and in each of the peer groups (including reinvestment of dividends) was $100 on December 31, 2009, and tracks it through December 31, 2014. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31,
	2009	2010	2011	2012	2013	2014

J.B. Hunt Transport Services, Inc.	$100.00	$128.22	$143.28	$192.26	$250.42	$275.77
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Prior Peer Group	100.00	132.52	131.99	132.26	189.76	224.71
Current Peer Group	100.00	133.45	132.52	134.09	194.62	230.34

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)		(C)
Equity compensation plans approved by security holders	2,472,793	$20.40	(2)	8,036,101

(1)	We have no equity compensation plans that are not approved by security holders.

(2)

Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis. Accordingly, the restricted share units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)

Earnings data for the years ended December 31,	2014	2013	2012	2011	2010
Operating revenues	$6,165	$5,585	$5,055	$4,527	$3,793
Operating income	632	577	530	444	348
Net earnings	375	342	310	257	200
Basic earnings per share	3.20	2.92	2.64	2.16	1.60
Diluted earnings per share	3.16	2.87	2.59	2.11	1.56
Cash dividends per share	0.80	0.45	0.71	0.52	0.48
Operating expenses as a percentage of operating revenues:
Rents and purchased transportation	50.0%	50.2%	49.2%	46.9%	45.1%
Salaries, wages and employee benefits	20.9	20.4	20.5	22.1	24.0
Fuel and fuel taxes	7.4	8.2	9.2	10.2	9.1
Depreciation and amortization	4.8	4.5	4.5	4.7	5.2
Operating supplies and expenses	3.5	3.6	3.5	3.6	4.0
Insurance and claims	1.3	1.0	1.1	1.0	1.3
General and administrative expenses, net of asset dispositions	0.8	0.8	0.6	0.7	1.0
Operating taxes and licenses	0.7	0.7	0.6	0.6	0.7
Communication and utilities	0.4	0.3	0.3	0.4	0.4
Total operating expenses	89.8	89.7	89.5	90.2	90.8
Operating income	10.2	10.3	10.5	9.8	9.2
Net interest expense	0.4	0.4	0.5	0.6	0.8
Earnings before income taxes	9.8	9.9	10.0	9.2	8.4
Income taxes	3.7	3.8	3.9	3.5	3.1
Net earnings	6.1%	6.1%	6.1%	5.7%	5.3%

Balance sheet data as of December 31,	2014	2013	2012	2011	2010
Working capital ratio	1.14	0.95	1.10	1.17	0.91
Total assets (millions)	$3,397	$2,819	$2,465	$2,267	$1,962
Stockholders’ equity (millions)	$1,205	$1,012	$792	$568	$573
Current portion of long-term debt (millions)	$250	$250	$100	$50	$200
Total debt (millions)	$934	$708	$685	$749	$654
Total debt to equity	0.78	0.70	0.87	1.32	1.14
Total debt as a percentage of total capital	44%	41%	46%	57%	53%

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. We have policies in place for 2015 with substantially the same terms as our 2014 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and, if applicable, conversion to fully insured status and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2014, we had an accrual of approximately $88 million for estimated claims. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2014, we had an aggregate prepaid insurance asset of approximately $68 million, which represented prefunded premiums and deposits.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis, and trailers in connection with our business. This equipment may be purchased or acquired under lease agreements. In addition, we may rent revenue equipment from various third parties under short-term rental arrangements. Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairment to our assets at December 31, 2014.

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

Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on our provision for income taxes. As part of our calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are not more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is not more likely than not of being sustained in our Consolidated Financial Statements. Such accruals require us to make estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter for which we have established an accrual is audited and resolved. See Note 7, Income Taxes, in our Consolidated Financial Statements for a discussion of our current tax contingencies.

RESULTS OF OPERATIONS

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior year.

	Percentage of Operating Revenues			Percentage Change Between Years
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Operating revenues	100.0%	100.0%	100.0%	10.4%	10.5%

Operating expenses:
Rents and purchased transportation	50.0	50.2	49.2	10.0	12.9
Salaries, wages and employee benefits	20.9	20.4	20.5	13.4	9.7
Fuel and fuel taxes	7.4	8.2	9.2	(0.4)	(2.1)
Depreciation and amortization	4.8	4.5	4.5	16.2	10.6
Operating supplies and expenses	3.5	3.6	3.5	7.8	13.5
Insurance and claims	1.3	1.0	1.1	47.0	2.5
General and administrative expenses, net of asset dispositions	0.8	0.8	0.6	11.3	67.0
Operating taxes and licenses	0.7	0.7	0.6	20.1	9.7
Communication and utilities	0.4	0.3	0.3	8.7	9.7
Total operating expenses	89.8	89.7	89.5	10.5	10.7
Operating income	10.2	10.3	10.5	9.5	8.8
Net interest expense	0.4	0.4	0.5	16.4	(9.5)
Earnings before income taxes	9.8	9.9	10.0	9.2	9.7
Income taxes	3.7	3.8	3.9	8.8	8.7
Net earnings	6.1%	6.1%	6.1%	9.5%	10.3%

2014 Compared With 2013

Consolidated Operating Revenues

Our total consolidated operating revenues were $6.2 billion in 2014, a 10.4% increase over 2013, primarily due to increased load volume and rate increases. Fuel surcharge (FSC) revenues remained flat at $1.1 billion in 2014 when compared to 2013, due to decreases in the price of fuel during the second half of 2014. If FSC revenues were excluded from both years, our 2014 revenue increased 12.3% over 2013.

Consolidated Operating Expenses

Our 2014 consolidated operating expenses increased 10.5% from 2013, compared to the 10.4% increase in revenue year over year, resulting in a 2014 operating ratio of 89.8% compared to 89.7% in 2013. Rents and purchased transportation costs increased 10.0% in 2014, primarily due to the increase in load volume that increased services from third-party rail and truck carriers within our JBI, DCS and ICS segments. Salaries, wages and employee benefit costs increased 13.4% in 2014 from 2013. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers. In addition, workers’ compensation claims expense increased due to increases in both incident volume and severity, as well as increased insurance premium costs.

Fuel and fuel taxes expense decreased 0.4% in 2014 compared with 2013, due to decreases in the price of fuel and improved fuel efficiency during 2014, partially offset by increased road miles. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional or local fuel prices. While these programs may address fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue. As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues. Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

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

Depreciation and amortization expense increased 16.2% in 2014, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement tractors and trailers in JBT. Operating supplies and expenses increased 7.8%, driven primarily by increased general maintenance costs resulting from growth in equipment fleets and increased toll activity. Insurance and claims expense increased 47.0% for 2014, primarily due to higher incident volume and increased accident severity. General and administrative expenses increased 11.3%, due primarily to an increase in driver advertising, higher building and facility rental expenses, and increased professional fees, partially offset by an increase in net gains from asset sales and disposals. Net gains from the disposal of assets were $6 million in 2014, compared with $5 million in 2013.

Net interest expense for 2014 increased by 16.4% compared with 2013, primarily due to increased average debt levels.

Our effective income tax rate was 38.01% in 2014 and 38.15% in 2013. The decrease in 2014 was primarily related to a decrease in the provision for uncertain tax positions taken in prior years.

Segments

We operated four business segments during calendar year 2014. The operation of each of these businesses is described in our Notes to Consolidated Financial Statements. The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment
	Years Ended December 31, (in millions)
	2014	2013	2012
JBI	$3,687	$3,456	$3,071
DCS	1,394	1,231	1,080
ICS	718	537	456
JBT	386	391	484
Total segment revenues	6,185	5,615	5,091
Intersegment eliminations	(20)	(30)	(36)
Total	$6,165	$5,585	$5,055

	Operating Income by Segment
	Years Ended December 31, (in millions)
	2014	2013	2012
JBI	$461	$447	$375
DCS	117	110	116
ICS	30	16	16
JBT	24	4	23
Total	$632	$577	$530

Operating Data by Segment

	Years Ended December 31,
	2014	2013	2012
JBI
Loads	1,700,374	1,593,511	1,415,663
Average length of haul (miles)	1,656	1,694	1,702
Revenue per load	$2,169	$2,169	$2,169
Average tractors during the period(1)	4,502	3,916	3,417
Tractors (end of period)
Company-owned	3,916	3,448	3,124
Independent contractor	761	646	472
Total tractors	4,677	4,094	3,596
Trailing equipment (end of period)	73,298	65,979	58,962
Average effective trailing equipment usage	68,683	60,612	54,302

DCS
Loads	2,101,707	1,835,872	1,522,740
Average length of haul (miles)	177	190	201
Revenue per truck per week(2)	$4,098	$4,109	$4,164
Average trucks during the period(3)	6,641	5,865	5,057
Trucks (end of period)
Company-owned	6,425	5,805	4,844
Independent contractor	7	10	15
Customer-owned (Dedicated-operated)	448	592	394
Total trucks	6,880	6,407	5,253
Trailing equipment (end of period)	20,516	19,062	13,448
Average effective trailing equipment usage	20,927	19,229	13,932

ICS
Loads	453,410	388,987	326,574
Revenue per load	$1,584	$1,380	$1,397
Gross profit margin	13.0%	11.8%	13.0%
Employee count (end of period)	582	503	453
Approximate number of third-party carriers (end of period)	39,100	34,600	32,300

JBT
Loads	370,555	386,875	449,366
Average length of haul (miles)	411	431	467
Loaded miles (000)	151,725	165,543	207,677
Total miles (000)	179,036	194,046	242,311
Average nonpaid empty miles per load	71.8	73.3	75.7
Revenue per tractor per week(2)	$4,068	$3,828	$3,891
Average tractors during the period(1)	1,868	2,007	2,435
Tractors (end of period)
Company-owned	1,296	1,200	1,192
Independent contractor	590	657	901
Total tractors	1,886	1,857	2,093
Trailing equipment (end of period)	7,215	6,828	8,954
Average effective trailing equipment usage	5,891	6,877	7,985

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment experienced an environment of challenging rail service and limited dray fleet capacity throughout 2014. JBI segment revenue increased 6.7% to $3.69 billion in 2014, from $3.46 billion in 2013, primarily due to a 6.7% increase in overall load volume, with both our eastern and transcontinental networks reporting increased volumes. Excluding fuel surcharge, revenues increased 8.0% in 2014 over the prior year. The combination of traffic mix, customer rate increases, and FSC revenue resulted in revenue per load remaining unchanged compared to a year ago. Average length of haul decreased 2.3% in 2014 when compared to 2013.

Operating income in our JBI segment increased to $461 million in 2014, from $447 million in 2013. This increase was primarily due to increased revenue, partially offset by slow train speeds and reductions in dray fleet capacity throughout 2014, which negatively impacted the network fluidity, resulting in a reduction in box turns and dray power utilization. In addition, JBI experienced higher driver procurement and retention expenses, increased rail and dray purchased transportation costs, higher insurance and claims costs, and increased equipment costs during 2014 when compared to 2013.

DCS Segment

DCS segment revenue increased 13.2% to $1.39 billion in 2014, from $1.23 billion in 2013. Revenue, excluding fuel surcharges, increased 14.1% in 2014 compared to 2013, primarily attributable to large existing accounts becoming fully implemented in the current year, new customer contracts, and rate increases established in the latter half of 2014. DCS ended 2014 with a net additional 473 revenue-producing trucks when compared to 2013. Productivity for 2014, defined as revenue per truck per week, was virtually flat when compared to 2013, due to the large number of customer accounts affected by severe winter weather conditions during the first quarter of 2014 and continued driver shortages throughout the current year.

Operating income increased to $117 million in 2014, compared with $110 million in 2013. The increase in operating income was primarily due to increased revenue, partially offset by higher driver recruiting and retention costs, increased insurance and workers’ compensation costs, higher purchased transportation costs, increased equipment and maintenance expenses, and fewer gains on the sale of equipment compared to 2013.

ICS Segment

ICS segment revenue grew 33.8% to $718 million in 2014, from $537 million in 2013. This increase in revenue was primarily due to a 16.6% increase in load volume and a 14.8% increase in revenue per load in 2014 when compared to 2013. Both transactional and contractual business experienced increased load volumes. Contractual business was approximately 63% of the total load volume but only 55% of the total revenue in the 2014, compared to 64% of the total load volume and 61% of the total revenue in 2013.

Operating income increased to $30 million in 2014, compared to $16 million in 2013. ICS gross profit margin increased to 13.0% for 2014 from 11.8% for 2013, primarily due to customer rate increases in contractual business and maintaining margin discipline in transactional business. ICS incurred increased personnel and branch network expansion costs during 2014 resulting from the continued expansion of the segment’s branch location network.

JBT Segment

JBT segment revenue decreased 1.4% to $386 million in 2014, from $391 million in 2013, primarily due to operating a reduced fleet size for the majority of 2014, partially offset by increased pricing. Excluding fuel surcharges, revenue for 2014 increased 0.9% compared to 2013.

JBT segment had operating income of $24 million in 2014 compared with $4 million in 2013. This increase in operating income was primarily due to increased rate per loaded mile, lower personnel costs, a smaller trailer fleet and gains on equipment sales, offset by increased driver hiring costs, increases in driver and independent contractor costs per mile, higher maintenance and equipment costs per unit, and increased insurance and safety costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $647 million in 2014 and $574 million in 2013. This increase in 2014 was primarily due to increased earnings and the timing of general working capital activities, offset by an increase in cash paid for income taxes during the current year. The increase in taxes paid in 2014 was due to the effect of timing differences caused by the expiration of federal tax bonus depreciation in December 2013. In December 2014, federal tax bonus depreciation was enacted for 2014, but this law change occurred after all estimated tax payments had been made for the current year.

Net cash used in investing activities totaled $660 million in 2014, compared with $443 million in 2013. The increase resulted primarily from an increase in equipment purchases in 2014, partially offset by an increase in proceeds from the sale of equipment during the same period.

Net cash provided by financing activities was $13 million in 2014, compared to net cash used of $132 million in 2013. This change resulted primarily from the proceeds from long-term debt issuances in 2014, partially offset by long-term debt repayments and an increase in dividends paid and treasury stock purchased.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and other factors the Board of Directors may deem relevant. We paid a $0.14 per share quarterly dividend in 2012, a $0.15 per share quarterly dividend in 2013, with the first quarter dividend being pulled forward and paid in fourth quarter 2012, and a $0.20 per share quarterly dividend in 2014. On January 29, 2015, we announced an increase in our quarterly cash dividend from $0.20 to $0.21 per share, which will be paid February 26, 2015, to stockholders of record on February 12, 2015. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

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

At December 31, 2014, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2014, we had $183 million outstanding at an average interest rate of 1.12% under this agreement.

Our senior notes consist of three separate issuances. The first issuance is $250 million of 3.375% senior notes, which mature in September 2015, with interest payments due semiannually in March and September of each year. The second and third issuances are $250 million of 2.40% senior notes due March 2019 and $250 million of 3.85% senior notes due March 2024, respectively, both of which were issued in March 2014. Interest payments under both notes are due semiannually in March and September of each year, beginning September 2014. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. We currently have an interest rate swap agreement which effectively converts our $250 million of 2.40% fixed-rate senior notes due March 2019 to a variable rate. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.09% at December 31, 2014.

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at December 31, 2014. For all debt facilities maturing in 2015, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing senior revolving line of credit or other sources of long-term financing.

We believe our liquid assets, cash generated from operations, and various financing arrangements will provide sufficient funds for our operating and capital requirements for the foreseeable future.

We are currently committed to spend approximately $555 million, net of proceeds from sales or trade-ins during 2015, which is primarily related to the acquisition of containers, chassis, and tractors.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases. As of December 31, 2014, we had approximately $27.0 million of obligations, primarily related to facility leases.

Contractual Obligations and Commitments

The following table summarizes our expected obligations and commitments (in millions) as of December 31, 2014:

	Total	2015	2016-2017	2018-2019	2020 and thereafter
Operating leases	$27.0	$10.5	$13.6	$2.9	$-
Long-term debt obligations	933.0	250.0	183.0	250.0	250.0
Interest payments on debt (1)	110.3	20.7	26.0	22.6	41.0
Commitments to acquire revenue equipment and facilities	554.9	554.9	-	-	-
Total	$1,625.2	$836.1	$222.6	$275.5	$291.0

(1)  Interest payments on debt are based on the debt balance and applicable rate at December 31, 2014.

We had standby letters of credit outstanding of approximately $4.4 million at December 31, 2014, that expire at various dates in fiscal year 2015, which are related to certain operating agreements and our self-insured retention levels for casualty and workers’ compensation claims. We plan to renew these letters of credit in accordance with our third-party agreements. The table above excludes $35.1 million of liabilities related to uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the ultimate timing of settlement. See Note 7, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $250 million of 2.40% fixed-rate senior notes due March 2019 to a variable rate. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $4.3 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2014. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases. As of December 31, 2014, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and reports thereon of our independent registered public accounting firm as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Earnings for years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for years ended December 31, 2014, 2013, and 2012

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 23, 2015.

Executive Officers

The schedule of executive officers is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 23, 2015.

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

Audit Committee

The information required by Regulation S-K, Item 407(d) is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 23, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 23, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 23, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 23, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 23, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)     Financial Statements, Financial Statement Schedules and Exhibits:

(1)     Financial Statements

  The financial statements included in Item 8 above are filed as part of this annual report.

(2)     Financial Statement Schedules

  Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Years Ended:	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2012	$6.7	$11.4	$(11.5)	$6.6
December 31, 2013	6.6	14.0	(12.5)	8.1
December 31, 2014	8.1	19.0	(17.6)	9.5

All other schedules have been omitted either because they are not applicable or because the required information is included in our Consolidated Financial Statements or the notes thereto.

(3)     Exhibits

  The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (“Exhibit Index”).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 24th day of February, 2015.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 24th day of February, 2015, on behalf of the registrant and in the capacities indicated.

/s/ John N. Roberts, III	President and Chief Executive Officer, Member
John N. Roberts, III	of the Board of Directors
(Principal Executive Officer)

/s/ David G. Mee	Executive Vice President, Finance and
David G. Mee	Administration, Chief Financial Officer and
Corporate Secretary
(Principal Financial Officer)

/s/ John Kuhlow	Senior Vice President Finance, Controller,
John Kuhlow	Chief Accounting Officer

/s/ Kirk Thompson	Chairman of the Board of Directors
Kirk Thompson

/s/ James L. Robo	Member of the Board of Directors
James L. Robo (Lead Director)

/s/ Douglas G. Duncan	Member of the Board of Directors
Douglas G. Duncan

/s/ Francesca M. Edwardson	Member of the Board of Directors
Francesca M. Edwardson

/s/ Wayne Garrison	Member of the Board of Directors
Wayne Garrison

/s/ Sharilyn S. Gasaway	Member of the Board of Directors
Sharilyn S. Gasaway

/s/ Gary C. George	Member of the Board of Directors
Gary C. George

/s/ J. Bryan Hunt, Jr.	Member of the Board of Directors
J. Bryan Hunt, Jr.

/s/ Coleman H. Peterson	Member of the Board of Directors
Coleman H. Peterson

/s/ John A. White	Member of the Board of Directors
John A. White

EXHIBIT INDEX

Exhibit
Number	Description

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

10.1	Amended and Restated Employee Retirement Plan (incorporated by reference from Exhibit 99 of the Company’s registration statement on Form S-8, filed December 30, 1994)

10.2

Second Amended and Restated Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed July 31, 2012)

10.3	Summary of Compensation Arrangements with Named Executive Officers

10.4	Credit Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed August 18, 2011)

10.5	Amendment No. 1 And Waiver To Credit Agreement (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed February 27, 2014)

10.6	Indenture (incorporated by reference from Exhibit 4.1 of the Company’s registration statement on Form S-3ASR, filed September 14, 2010)

10.7	First Supplemental Indenture (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed September 21, 2010)

10.8	Second Supplemental Indenture (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed March 6, 2014)

10.9	Third Supplemental Indenture (incorporated by reference from Exhibit 4.4 of the Company’s current report on Form 8-K, filed March 6, 2014)

21	Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/ John N. Roberts, III	/s/ David G. Mee
John N. Roberts, III	David G. Mee
President and Chief Executive Officer	Executive Vice President, Finance and
(Principal Executive Officer)	Administration, Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Hunt Transport Services, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas

February 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

We have audited J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). J.B. Hunt Transport Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, J.B. Hunt Transport Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of J.B. Hunt Transport Services, Inc. and subsidiaries, and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas

February 24, 2015

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

(in thousands, except share data)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$5,961	$5,831
Trade accounts receivable, net	653,795	568,519
Inventories	27,740	26,248
Prepaid licenses and permits	22,886	21,602
Prepaid insurance	55,660	42,588
Deferred income taxes	18,631	-
Other current assets	95,457	15,415
Total current assets	880,130	680,203
Property and equipment, at cost:
Revenue and service equipment	3,336,529	2,904,289
Land	38,978	37,829
Structures and improvements	153,704	144,439
Furniture and office equipment	190,546	173,257
Total property and equipment	3,719,757	3,259,814
Less accumulated depreciation	1,237,225	1,147,610
Net property and equipment	2,482,532	2,112,204
Other assets	34,455	26,997
Total assets	$3,397,117	$2,819,404

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$250,000	$250,000
Trade accounts payable	325,838	305,465
Claims accruals	96,719	68,221
Accrued payroll	80,547	72,063
Other accrued expenses	17,966	14,062
Deferred income taxes	-	2,485
Total current liabilities	771,070	712,296
Long-term debt	683,539	458,417
Other long-term liabilities	59,561	58,274
Deferred income taxes	678,424	577,965
Total liabilities	2,192,594	1,806,952
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2014 and 2013, of which 116,575,163 shares and 117,241,438 shares were outstanding at December 31, 2014 and 2013, respectively)	1,671	1,671
Additional paid-in capital	247,641	226,595
Retained earnings	2,555,972	2,274,784
Treasury stock, at cost (50,524,269 shares at December 31, 2014, and 49,857,994 shares at December 31, 2013)	(1,600,761)	(1,490,598)
Total stockholders’ equity	1,204,523	1,012,452

Total liabilities and stockholders' equity	$3,397,117	$2,819,404

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years Ended December 31, 2014, 2013 and 2012

(in thousands, except per share amounts)

	2014	2013	2012

Operating revenues, excluding fuel surcharge revenues	$5,082,827	$4,527,238	$4,058,165
Fuel surcharge revenues	1,082,614	1,057,333	996,815
Total operating revenues	6,165,441	5,584,571	5,054,980
Operating expenses:
Rents and purchased transportation	3,085,276	2,805,568	2,485,635
Salaries, wages and employee benefits	1,290,404	1,138,213	1,037,526
Fuel and fuel taxes	453,919	455,926	465,874
Depreciation and amortization	294,496	253,380	229,166
Operating supplies and expenses	218,539	202,700	178,610
Insurance and claims	81,062	55,158	53,832
General and administrative expenses, net of asset dispositions	50,596	45,469	27,231
Operating taxes and licenses	38,796	32,307	29,461
Communication and utilities	20,811	19,142	17,445
Total operating expenses	5,533,899	5,007,863	4,524,780
Operating income	631,542	576,708	530,200
Interest income	87	69	1
Interest expense	27,028	23,209	25,560
Earnings before income taxes	604,601	553,568	504,641
Income taxes	229,809	211,186	194,287
Net earnings	$374,792	$342,382	$310,354
Weighted average basic shares outstanding	117,000	117,449	117,572
Basic earnings per share	$3.20	$2.92	$2.64
Weighted average diluted shares outstanding	118,445	119,404	120,022
Diluted earnings per share	$3.16	$2.87	$2.59
Dividends declared per common share	$0.80	$0.45	$0.71

See Notes to Consolidated Financial Statements.

 J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2014, 2013 and 2012

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balances at December 31, 2011	$1,671	$192,470	$1,758,290	$(1,384,888)	$567,543
Comprehensive income:
Net earnings	-	-	310,354	-	310,354
Cash dividend declared and paid ($0.71 per share)	-	-	(83,431)	-	(83,431)
Tax benefit of stock options exercised	-	20,090	-	-	20,090
Purchase of treasury shares	-	-	-	(50,000)	(50,000)
Stock compensation	-	29,715	-	-	29,715
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(35,202)	-	32,791	(2,411)

Balances at December 31, 2012	$1,671	$207,073	$1,985,213	$(1,402,097)	$791,860
Comprehensive income:
Net earnings	-	-	342,382	-	342,382
Cash dividend declared and paid ($0.45 per share)	-	-	(52,811)	-	(52,811)
Tax benefit of stock options exercised	-	21,950		-	21,950
Purchase of treasury shares	-	-	-	(114,723)	(114,723)
Stock compensation	-	32,354	-	-	32,354
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(34,782)	-	26,222	(8,560)

Balances at December 31, 2013	$1,671	$226,595	$2,274,784	$(1,490,598)	$1,012,452
Comprehensive income:
Net earnings	-	-	374,792	-	374,792
Cash dividend declared and paid ($0.80 per share)	-	-	(93,604)	-	(93,604)
Tax benefit of stock options exercised	-	16,645	-	-	16,645
Purchase of treasury shares	-	-	-	(125,000)	(125,000)
Stock compensation	-	35,333	-	-	35,333
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(30,932)	-	14,837	(16,095)
				-
Balances at December 31, 2014	$1,671	$247,641	$2,555,972	$(1,600,761)	$1,204,523

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net earnings	$374,792	$342,382	$310,354
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	294,496	253,380	229,166
Share-based compensation	35,333	32,354	29,715
Gain on sale of revenue equipment and other	(6,342)	(5,334)	(16,845)
Provision for deferred income taxes	79,343	48,076	20,795
Changes in operating assets and liabilities:
Trade accounts receivable	(85,276)	(102,508)	(54,532)
Income taxes receivable or payable	(72,291)	(5,381)	11,868
Other assets	(29,793)	(23,254)	(4,826)
Trade accounts payable	15,284	11,530	15,097
Claims accruals	28,498	20,779	5,078
Accrued payroll and other accrued expenses	12,735	2,327	2,174
Net cash provided by operating activities	646,779	574,351	548,044
Cash flows from investing activities:
Additions to property and equipment	(808,569)	(493,431)	(439,494)
Proceeds from sale of equipment	148,859	50,927	69,815
Change in other assets	29	(37)	85
Net cash used in investing activities	(659,681)	(442,541)	(369,594)
Cash flows from financing activities:
Proceeds from issuances of long-term debt	499,642	-	-
Payments on long-term debt	(250,000)	(100,000)	(50,000)
Proceeds from revolving lines of credit and other	2,092,193	1,933,753	1,605,674
Payments on revolving lines of credit and other	(2,110,749)	(1,811,177)	(1,618,233)
Purchase of treasury stock	(125,000)	(114,723)	(50,000)
Stock option exercises and other	7,324	9,403	11,240
Stock repurchased for payroll taxes	(23,419)	(17,963)	(13,651)
Tax benefit of stock options exercised	16,645	21,950	20,090
Dividends paid	(93,604)	(52,811)	(83,431)
Net cash provided by/(used in) financing activities	13,032	(131,568)	(178,311)
Net increase in cash and cash equivalents	130	242	139
Cash and cash equivalents at beginning of year	5,831	5,589	5,450
Cash and cash equivalents at end of year	$5,961	$5,831	$5,589
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$26,685	$24,722	$27,070
Income taxes	$192,955	$141,968	$132,096

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts and revenue adjustments is based on historical experience, as well as any known trends or uncertainties related to customer billing and account collectability. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts and revenue adjustments was $9.5 million and $8.1 million at December 31, 2014 and 2013, respectively.

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

At December 31, 2014 and 2013, we had no available-for-sale securities. See Note 8, Employee Benefit Plans, for a discussion of our trading securities.

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

	Years ended December 31,
	2014	2013	2012

Weighted average shares outstanding – basic	117,000	117,449	117,572
Effect of common stock equivalents	1,445	1,955	2,450
Weighted average shares outstanding – diluted	118,445	119,404	120,022

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For the years ended December 31, 2014, 2013, and 2012, our top 10 customers, based on revenue, accounted for approximately 28%, 29%, and 30%, respectively, of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 29% and 28% of our total trade accounts receivable at December 31, 2014 and 2013, respectively. We had no individual customers with revenues greater than 10% of total revenues.

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2012 through 2014, we were self-insured for $500,000 per occurrence for personal injury and property damage. For 2012, we were fully insured for substantially all workers’ compensation claims, while for 2013 and 2014, we were self-insured for $100,000 per workers’ compensation claim. We have policies in place for 2015 with substantially the same terms as our 2014 policies for personal injury, workers’ compensation, and cargo and property damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and, if applicable, conversion to fully insured status and provides an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2014 and 2013, we had an accrual of approximately $88 million and $59 million, respectively, for estimated claims. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2014 and 2013, we had an aggregate prepaid insurance asset of approximately $68 million and $49 million, respectively, which represented prefunded premiums.

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

3.	Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	December 31,
	2014	2013
Senior revolving line of credit	$183.0	$208.7
Senior term loan	-	150.0
Senior notes, net of unamortized discount	750.5	349.7
Less current portion of long-term debt	(250.0)	(250.0)
Total long-term debt	$683.5	$458.4

Aggregate maturities of long-term debt subsequent to December 31, 2014, are as follows: $249.9 million in 2015, $183.0 million in 2016, $250.9 million in 2019, and $249.7 million thereafter.

Senior Revolving Line of Credit

At December 31, 2014, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2014, we had $183.0 million outstanding at an average interest rate of 1.12% under this agreement.

Senior Term Loan

Our senior term loan matured in March 2014. The entire outstanding balance was paid in full at maturity.

Senior Notes

In April 2014, we paid in full, with accrued interest and make whole amount, the $100 million outstanding balance of our 6.08% senior notes, which were scheduled to mature in July 2014. Our remaining senior notes consist of three separate issuances. The first issuance is $250 million of 3.375% senior notes, which mature in September 2015, with interest payments due semiannually in March and September of each year. The second and third issuances are $250 million of 2.40% senior notes due March 2019 and $250 million of 3.85% senior notes due March 2024, respectively, both of which were issued in March 2014 by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to a shelf registration statement filed in February 2014. Interest payments under both notes are due semiannually in March and September of each year, beginning September 2014. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 4, Derivative Financial Instruments, for terms of an interest rate swap entered into on the $250 million of 2.40% senior notes due March 2019.

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at December 31, 2014.

4.	Derivative Financial Instruments

In March 2014, we entered into a receive fixed-rate and pay variable-rate interest rate swap agreement with a notional amount of $250 million simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019, to effectively convert this fixed rate debt to a variable rate. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.09% at December 31, 2014. The swap expires March 15, 2019, when the related senior notes are due. The fair value of this swap is recorded in other assets in our Consolidated Balance Sheet at December 31, 2014. See Note 9, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of the interest rate swap to be recorded in earnings is offset by a corresponding change in the fair value of the related debt.

5.	Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2014 or 2013. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders. At December 31, 2014, we had 2.5 million shares of common stock to be issued upon the exercise or vesting of equity awards and 8.0 million shares reserved for future issuance pursuant to share-based payment plans. During calendar year 2014, we purchased approximately 1,605,000 shares, or $125.0 million, of our common stock in accordance with plans authorized by our Board. At December 31, 2014, we had $213.2 million available under an authorized plan to purchase our common stock.

6.	Share-based Compensation

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

Our nonstatutory stock options may be granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vest over a 10-year period and are forfeited immediately if the employee terminates for any reason other than death, disability or retirement after age 55. We did not grant any stock options during the years ended December 31, 2014 and 2013.

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

	Years ended December 31,
	2014	2013	2012
Restricted share units
Pretax compensation expense	$27,256	$25,606	$24,393
Tax benefit	10,360	9,769	9,391
Restricted share units, net of tax	$16,896	$15,837	$15,002
Performance share units
Pretax compensation expense	$7,882	$5,941	$4,298
Tax benefit	2,996	2,266	1,655
Performance share awards, net of tax	$4,886	$3,675	$2,643
Stock options
Pretax compensation expense	$195	$807	$1,024
Tax benefit	74	308	394
Stock option expense, net of tax	$121	$499	$630

A summary of our restricted share units, performance share units, and nonstatutory stock options is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Share Units
Unvested at December 31, 2011	3,241,972	$28.92
Granted	400,926	55.37
Vested	(769,087)	28.57
Forfeited	(38,345)	29.32
Unvested at December 31, 2012	2,835,466	$32.75
Granted	522,062	71.50
Vested	(865,147)	31.92
Forfeited	(70,951)	36.67
Unvested at December 31, 2013	2,421,430	$41.49
Granted	447,780	75.61
Vested	(808,914)	37.33
Forfeited	(119,298)	47.81
Unvested at December 31, 2014	1,940,998	$51.74

	Number of Shares	Weighted Average Grant Date Fair Value
Performance Share Units
Unvested at December 31, 2011	225,000	$41.66
Granted	120,500	55.57
Vested	(36,000)	41.66
Forfeited	-	-
Unvested at December 31, 2012	309,500	$47.07
Granted	160,500	71.90
Vested	(61,975)	47.48
Forfeited	-	-
Unvested at December 31, 2013	408,025	$56.78
Granted	106,945	76.22
Vested	(81,075)	53.26
Forfeited	-	-
Unvested at December 31, 2014	433,895	$62.23

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Stock Options
Outstanding at December 31, 2011	1,899	$14.65	3.01	$57.8
Exercised	(863)	12.25	-	36.8
Forfeited	(5)	18.84	-	-
Outstanding at December 31, 2012	1,031	$16.63	2.35	$44.4
Exercised	(585)	14.77	-	34.0
Forfeited	(6)	19.89	-	-
Outstanding at December 31, 2013	440	$19.08	1.67	$25.6
Exercised	(341)	18.70	-	19.9
Forfeited	(1)	19.08	-	-
Outstanding at December 31, 2014	98	$20.40	0.86	$6.3
Exercisable	93	$20.35	0.83	$5.9

At December 31, 2014, we had $58.2 million and $16.8 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately 3.7 years for restricted share units and 2.7 years for performance share units.

The aggregate intrinsic value of restricted and performance share units vested and options exercised during the years ended December 31, 2014, 2013, and 2012, was $88.5 million, $104.5 million, and $84.3 million, respectively. The aggregate intrinsic value of unvested restricted and performance share units was $200.1 million at December 31, 2014. The total fair value of shares vested for restricted share, performance share, and stock option plans during the years ended December 31, 2014, 2013, and 2012, was $37.5 million, $35.4 million, and $29.0 million, respectively.

7.	Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$130,761	$144,299	$152,397
State and local	19,705	18,811	21,095
	150,466	163,110	173,492
Deferred:
Federal	72,547	41,811	12,201
State and local	6,796	6,265	8,594
	79,343	48,076	20,795
Total tax expense	$229,809	$211,186	$194,287

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Income tax at federal statutory rate	$211,610	$193,749	$176,624
State tax, net of federal effect	17,357	13,551	16,191
Nondeductible meals and entertainment	1,395	1,543	1,568
Change in effective state tax rate, net of federal benefit	256	3,708	126
Change in valuation allowance	-	(755)	-
Other, net	(809)	(610)	(222)
Total tax expense	$229,809	$211,186	$194,287

Income taxes receivable was $79.8 million and $7.5 million at December 31, 2014 and 2013, respectively. These amounts have been included in other current assets in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013, are presented below (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Insurance accruals	$30,565	$14,938
Allowance for doubtful accounts	2,291	2,077
Compensation accrual	15,260	13,783
Deferred compensation accrual	25,042	25,398
Federal benefit of state uncertain tax positions	12,268	12,099
Capital loss carry-forward	1,443	1,443
Other	3,954	3,586
Total gross deferred tax assets	90,823	73,324
Valuation allowance	(1,994)	(1,994)
Total deferred tax assets, net of valuation allowance	88,829	71,330
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	707,071	615,811
Prepaid permits and insurance, principally due to expensing for income tax purposes	30,012	24,554
Other	11,539	11,415
Total gross deferred tax liabilities	748,622	651,780
Net deferred tax liability	$659,793	$580,450

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

	December 31,
	2014	2013	2012
Beginning balance	$29.7	$25.8	$17.4
Additions based on tax positions related to the current year	8.2	7.0	7.1
Additions/(reductions) based on tax positions taken in prior years	0.4	(1.2)	4.2
Reductions due to settlements	(3.7)	(0.1)	-
Reductions due to lapse of applicable statute of limitations	(3.0)	(1.8)	(2.9)
Ending balance	$31.6	$29.7	$25.8

At December 31, 2014 and 2013, we had a total of $31.6 million and $29.7 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $20.5 million and $19.3 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2014 and 2013, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Financial Statements.  The amount of accrued interest and penalties during the years ended December 31, 2014, 2013, and 2012, was $1.8 million, $1.9 million, and $1.1 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2014 and 2013, was $3.5 million and $4.2 million, respectively.

Tax years 2011 and forward remain subject to examination by federal tax jurisdictions, while tax years 2004 and forward remain open for state jurisdictions.

8.   Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2014, 2013, and 2012, our matching contributions to the plan were $11.6 million, $11.4 million, and $11.1 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of 2 to 25 years upon reaching age 55, having 15 years of service, or becoming disabled. Our total liability under this plan was $13.5 million as of December 31, 2014, and $12.7 million as of December 31, 2013. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $13.5 million as of December 31, 2014, and $12.7 million as of December 31, 2013.

9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on the market approach valuation technique, which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. This valuation method is based on either quoted market prices (Level 1) or inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$13.5	1
Interest rate swap	$1.0	2
Senior notes	$(250.9)	2

The estimated fair values at December 31, 2014, of the interest rate swap and related senior notes are based on the net present value of future cash flows using the income method. Trading investments and the interest rate swap are classified in other assets in our Consolidated Balance Sheets and the senior notes are classified in long-term debt in our Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at December 31, 2014, using the income method (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $682.6 million and $704.3 million, respectively.

The carrying amounts of all other instruments at December 31, 2014, approximate their fair value due to the short maturity of these instruments.

10.	Commitments and Contingencies

As of December 31, 2014, we had approximately $27.0 million of obligations remaining under operating lease arrangements related primarily to terminal and support facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014, are approximately $27.0 million, with payment streams as follows (in millions): 2015 - $10.5; 2016 - $8.2; 2017 - $5.4, 2018 - $2.4, and 2019 - $0.5.

Total rent expense was $39.1 million in 2014, $33.2 million in 2013, and $27.5 million in 2012. At December 31, 2014, we had outstanding commitments of approximately $555 million, net of proceeds from sales or trade-ins during 2015, which is primarily related to the acquisition of containers, chassis, and tractors.

During 2014, we issued financial standby letters of credit as a guarantee of our performance under certain operating agreements and self-insurance arrangements. If we default on our commitments under the agreements or other arrangements, we are required to perform under these guarantees. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $4.4 million as of December 31, 2014.

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

11.  Segment Information

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

Our customers are geographically dispersed across the United States. A summary of certain segment information as of December 31 is presented below (in millions):

	Assets (Excludes intercompany accounts)
	December 31,
	2014	2013	2012
JBI	$1,733	$1,611	$1,443
DCS	832	721	586
ICS	106	78	55
JBT	289	164	185
Other (includes corporate)	437	245	196
Total	$3,397	$2,819	$2,465

	Revenues
	Years ended December 31,
	2014	2013	2012
JBI	$3,687	$3,456	$3,071
DCS	1,394	1,231	1,080
ICS	718	537	456
JBT	386	391	484
Total segment revenues	6,185	5,615	5,091
Intersegment eliminations	(20)	(30)	(36)
Total	$6,165	$5,585	$5,055

	Operating Income
	Years ended December 31,
	2014	2013	2012
JBI	$461	$447	$375
DCS	117	110	116
ICS	30	16	16
JBT	24	4	23
Total	$632	$577	$530

	Depreciation and Amortization Expense
	Years ended December 31,
	2014	2013	2012
JBI	$130	$116	$104
DCS	117	97	79
JBT	32	29	36
Other	15	11	10
Total	$294	$253	$229

12.     Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2014 and 2013 are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2014:
Operating revenues	$1,406,908	$1,547,867	$1,601,156	$1,609,511
Operating income	$117,307	$159,230	$172,100	$182,905
Net earnings	$68,664	$93,408	$102,414	$110,306
Basic earnings per share	$0.59	$0.80	$0.87	$0.94
Diluted earnings per share	$0.58	$0.79	$0.87	$0.93

2013:
Operating revenues	$1,291,587	$1,382,858	$1,435,850	$1,474,276
Operating income	$125,039	$147,407	$150,729	$153,533
Net earnings	$73,349	$87,697	$89,472	$91,864
Basic earnings per share	$0.62	$0.75	$0.76	$0.78
Diluted earnings per share	$0.61	$0.73	$0.75	$0.77