Form 10-Q
period 2015-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2015-04-24
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

            Yes                 No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2015 was 116,555,820.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended March 31, 2015

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Operating revenues, excluding fuel surcharge revenues	$1,263,910	$1,152,349
Fuel surcharge revenues	176,270	254,559
Total operating revenues	1,440,180	1,406,908

Operating expenses:
Rents and purchased transportation	693,685	705,414
Salaries, wages and employee benefits	330,510	304,394
Fuel and fuel taxes	81,813	119,950
Depreciation and amortization	81,378	68,967
Operating supplies and expenses	50,481	50,788
Insurance and claims	17,428	15,832
General and administrative expenses, net of asset dispositions	13,933	9,925
Operating taxes and licenses	10,088	8,973
Communication and utilities	5,644	5,358
Total operating expenses	1,284,960	1,289,601
Operating income	155,220	117,307
Net interest expense	6,703	6,380
Earnings before income taxes	148,517	110,927
Income taxes	56,585	42,263
Net earnings	$91,932	$68,664

Weighted average basic shares outstanding	116,558	117,250

Basic earnings per share	$0.79	$0.59

Weighted average diluted shares outstanding	117,800	118,943

Diluted earnings per share	$0.78	$0.58

Dividends declared per common share	$0.21	$0.20

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,646	$5,961
Trade accounts receivable, net	631,172	653,795
Prepaid expenses and other	148,063	201,743
Deferred income taxes	18,631	18,631
Total current assets	803,512	880,130
Property and equipment, at cost	3,801,192	3,719,757
Less accumulated depreciation	1,248,329	1,237,225
Net property and equipment	2,552,863	2,482,532
Other assets	72,622	34,455
Total assets	$3,428,997	$3,397,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$250,000	$250,000
Trade accounts payable	328,111	325,838
Claims accruals	99,196	96,719
Accrued payroll	72,106	80,547
Other accrued expenses	12,918	17,966
Total current liabilities	762,331	771,070

Long-term debt	628,203	683,539
Other long-term liabilities	60,565	59,561
Deferred income taxes	700,518	678,424
Stockholders' equity	1,277,380	1,204,523
Total liabilities and stockholders' equity	$3,428,997	$3,397,117

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$91,932	$68,664
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	81,378	68,967
Share-based compensation	10,129	9,972
Gain on sale of revenue equipment and other	(804)	(2,691)
Deferred income taxes	22,094	(5,287)
Changes in operating assets and liabilities:
Trade accounts receivable	22,623	(66,592)
Other assets	5,678	8,259
Trade accounts payable	1,742	35,038
Income taxes payable or receivable	30,883	42,764
Claims accruals	2,477	8,826
Accrued payroll and other accrued expenses	(12,589)	(8,875)
Net cash provided by operating activities	255,543	159,045

Cash flows from investing activities:
Additions to property and equipment	(180,158)	(198,264)
Net proceeds from sale of equipment	38,814	40,052
Change in other assets	(20,000)	-
Net cash used in investing activities	(161,344)	(158,212)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	499,642
Payments on long-term debt	-	(150,000)
Proceeds from revolving lines of credit and other	439,762	397,946
Payments on revolving lines of credit and other	(505,071)	(607,078)
Purchase of treasury stock	(6,354)	-
Stock option exercises and other	1,063	267
Stock repurchased for payroll taxes	(505)	(99)
Tax benefit of stock options exercised	1,060	320
Dividends paid	(24,468)	(23,450)
Net cash provided by/(used in) financing activities	(94,513)	117,548
Net change in cash and cash equivalents	(314)	118,381
Cash and cash equivalents at beginning of period	5,961	5,831
Cash and cash equivalents at end of period	$5,646	$124,212

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,786	$8,802
Income taxes	$1,638	$3,663

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2015, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015.  The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested or unvested stock options, exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 1.2 million shares during the first quarter 2015, compared to 1.7 million shares during the first quarter 2014.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Restricted share units:
Pretax compensation expense	$7,651	$7,760
Tax benefit	2,915	2,957
Restricted share unit expense, net of tax	$4,736	$4,803
Performance share units:
Pretax compensation expense	$2,478	$2,115
Tax benefit	944	806
Performance share unit expense, net of tax	$1,534	$1,309
Stock options:
Pretax compensation expense	$-	$97
Tax benefit	-	37
Stock option expense, net of tax	$-	$60

As of March 31, 2015, we had $51.8 million and $14.3 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.8 years for restricted share units and 2.6 years for performance share units. During the first quarter 2015, we issued 14,209 shares for vested restricted share units and 52,200 shares as a result of stock option exercises.

4.	Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	March 31, 2015	December 31, 2014
Senior revolving line of credit	$126.5	$183.0
Senior notes, net of unamortized discount	751.7	750.5
Less current portion of long-term debt	(250.0)	(250.0)
Total long-term debt	$628.2	$683.5

Senior Revolving Line of Credit

At March 31, 2015, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At March 31, 2015, we had $126.5 million outstanding at an average interest rate of 1.13% under this agreement.

Senior Notes

Our senior notes consist of three separate issuances. The first issuance is $250 million of 3.375% senior notes, which mature in September 2015, with interest payments due semiannually in March and September of each year. The second and third issuances are $250 million of 2.40% senior notes due March 2019 and $250 million of 3.85% senior notes due March 2024, respectively, both of which were issued in March 2014 by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to a shelf registration statement filed in February 2014. Interest payments under both notes are due semiannually in March and September of each year, beginning September 2014. At March 31, 2014 we had $100 million dollars outstanding on our 6.08% senior notes, which was paid in full in April 2014. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 5, Derivative Financial Instruments, for terms of an interest rate swap entered into on the $250 million of 2.40% senior notes due March 2019

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2015.

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

In March, 2014, we entered into a receive fixed-rate and pay variable-rate interest rate swap agreement with a notional amount of $250 million simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019, to effectively convert this fixed rate debt to a variable rate. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.12% at March 31, 2015. The swap expires March 15, 2019, when the related senior notes are due. The fair value of this swap is recorded in other assets in our Condensed Consolidated Balance Sheet at March 31, 2015. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of the interest rate swap to be recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On October 27, 2011, our Board of Directors authorized the purchase of $500 million of our common stock, of which $207 million was remaining at March 31, 2015. We purchased approximately 79,500 shares, or $6.4 million, of our common stock under our repurchase authorization during the three months ended March 31, 2015. On January 29, 2015, we announced an increase in our quarterly cash dividend from $0.20 to $0.21, which was paid February 26, 2015, to stockholders of record on February 12, 2015. On April 23, 2015, our Board of Directors declared a regular quarterly dividend of $0.21 per common share, which will be paid on May 22, 2015, to stockholders of record on May 8, 2015.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. This valuation method is based on either quoted market prices (Level 1) or inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at March 31, 2015 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$13.7	1
Interest rate swap	$2.1	2
Senior notes	$(252.0)	2

Trading investments and the interest rate swap are classified in other assets in our Condensed Consolidated Balance Sheets and the senior notes are classified in long-term debt in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at March 31, 2015, using the income method (Level 2), based on their net present value, discounted at our current borrowing rate, of our remaining senior notes not measured at fair value on a recurring basis, were $628.2 million and $775.3 million, respectively.

The carrying amounts of all other instruments at March 31, 2015, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 38.10% for the three months ended March 31, 2015 and March 31, 2014. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At March 31, 2015, we had a total of $32.4 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $21.0 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $3.9 million at March 31, 2015.

9.	Legal Proceedings

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the first half of 2014, the Court in the lead class-action granted Judgment in our favor with regard to all claims. The plaintiffs have appealed the case to the Ninth Circuit Court of Appeals and we are currently awaiting the appointment of a panel of judges. The overlapping claims in the remaining action have been stayed pending a decision in the lead class-action case. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.	Business Segments

We reported four distinct business segments during the three months ended March 31, 2015 and 2014. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT). The operation of each of these businesses is described in Note 10, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2014. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2015	December 31, 2014
JBI	$1,776	$1,733
DCS	857	832
ICS	87	106
JBT	311	289
Other (includes corporate)	398	437
Total	$3,429	$3,397

	Operating Revenues For The Three Months Ended March 31,
	2015	2014
JBI	$844	$836
DCS	345	322
ICS	163	163
JBT	91	92
Subtotal	1,443	1,413
Inter-segment eliminations	(3)	(6)
Total	$1,440	$1,407

	Operating Income For The Three Months Ended March 31,
	2015	2014
JBI	$104.3	$93.2
DCS	35.8	15.6
ICS	6.6	6.1
JBT	8.5	2.4
Total	$155.2	$117.3

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2015	2014
JBI	$35.1	$30.5
DCS	31.9	27.7
ICS	0.3	0.2
JBT	10.2	7.0
Other (includes corporate)	3.9	3.6
Total	$81.4	$69.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2014, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, cost and availability of fuel, accidents, adverse weather conditions, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state, or local taxing authorities. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2014, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our four business segments is described in Note 10, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2014.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2014, contains a summary of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income
	2015	2014	2015	2014
JBI	$844	$836	$104.3	$93.2
DCS	345	322	35.8	15.6
ICS	163	163	6.6	6.1
JBT	91	92	8.5	2.4
Subtotal	1,443	1,413	155.2	117.3
Inter-segment eliminations	(3)	(6)	-	-
Total	$1,440	$1,407	$155.2	$117.3

Total consolidated operating revenues increased to $1.44 billion for the first quarter 2015, a 2% increase from $1.41 billion in the first quarter 2014, and a 10% increase excluding fuel surcharge revenues. This increase in operating revenues before fuel surcharges was primarily due to a 6% increase in load volumes in JBI and a 7% increase in revenues in DCS related to customer rate increases and increased activity at existing customer accounts. ICS load growth was 17% over the same period in 2014; however lower revenue per load kept segment revenue flat from a year ago. Our JBT segment revenue declined 1%, primarily from lower revenue per tractor per week.

JBI segment revenue increased 1%, to $844 million during the first quarter 2015, compared with $836 million in 2014. Eastern network realized load growth of 12% and Transcontinental loads grew 2% compared to prior year as the west coast port issues limited eastbound intermodal traffic. Overall revenue grew 1% reflecting the 6% volume growth and a 5% decrease in revenue per load, which is attributable to customer rate increases offset by lower fuel surcharges and freight mix. Revenue per load excluding fuel surcharge revenue increased 3% year over year. JBI segment operating income increased 12%, to $104.3 million in the first quarter 2015, from $93.2 million in 2014. Benefits from customer rate increases, improved dray network efficiency from improving western rail service, lower cargo claims costs, lower maintenance costs and less reliance on outsourced dray carriers were partially offset with increases in rail purchased transportation rates, equipment depreciation costs, equipment storage costs, driver recruiting and driver retention costs. The current period ended with approximately 74,200 units of trailing capacity and 4,900 power units available to the dray fleet.

DCS segment revenue increased 7%, to $345 million in the first quarter 2015, from $322 million in 2014. Productivity, defined as revenue per truck per week, was up approximately 1.4% versus 2014 from customer rate increases and additional activity at customer accounts. A net additional 336 revenue producing trucks were in the fleet by the end of the quarter compared to prior year primarily from new contract implementations in the current and prior periods. DCS segment operating income increased 130%, to $35.8 million in 2015, from $15.6 million in 2014. The increase is primarily due to increased revenue, improved asset utilization, less reliance on third party carriers, lower equipment maintenance costs and the current period benefit of rapidly falling fuel prices. These benefits were partially offset by higher driver wage and recruiting costs and higher equipment depreciation costs.

ICS segment revenue was flat for the first quarter 2015 versus 2014 at $163 million. Volumes increased 17% while revenue per load decreased 14.5% primarily due to lower fuel prices and less transactional customer demand from first quarter 2014. Contractual business load counts increased 49% from a year ago to approximately 74% of total load volume and 65% of total revenue in the current period compared to 59% and 50%, respectively, in first quarter 2014. ICS segment operating income increased 8% to $6.6 million, from $6.1 million in 2014, primarily from improved gross profit margin. Gross profit margin increased to 13.7% in the current quarter versus 12.1% last year due to rate increases on contractual business. Personnel costs increased as the total branch count grew to 30 compared to 24 at the end of the comparable period last year. ICS’s carrier base increased 16% and employee count increased 21% compared to first quarter 2014.

JBT segment revenue totaled $91 million for the first quarter 2015, a decrease of 1% from $92 million in the first quarter 2014. Revenue excluding fuel surcharge increased 6%. Increased truck count, better asset utilization, improved freight lane networks and core customer rate increases of approximately 9% contributed to the improved revenue before fuel surcharge level. At the end of the current quarter JBT operated 2,020 tractors compared to 1,917 in 2014. JBT segment operating income increased 248% to $8.5 million in 2015, compared with $2.4 million during first quarter 2014. Benefits from increased rate per loaded mile, rapidly declining fuel prices, lower equipment maintenance costs, lower insurance and claims costs and improved asset utilization were partially offset by increased equipment depreciation costs, driver and independent contractor cost per mile and higher driver recruiting costs compared to first quarter 2014.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2015	2014	2015 vs. 2014
Total operating revenues	100.0%	100.0%	2.4%
Operating expenses:
Rents and purchased transportation	48.2	50.1	(1.7)
Salaries, wages and employee benefits	22.9	21.6	8.6
Fuel and fuel taxes	5.7	8.5	(31.8)
Depreciation and amortization	5.7	4.9	18.0
Operating supplies and expenses	3.4	3.6	(0.6)
Insurance and claims	1.2	1.1	10.1
General and administrative expenses, net of asset dispositions	1.0	0.7	40.4
Operating taxes and licenses	0.7	0.7	12.4
Communication and utilities	0.4	0.5	5.3
Total operating expenses	89.2	91.7	(0.4)
Operating income	10.8	8.3	32.3
Net interest expense	0.5	0.4	5.1
Earnings before income taxes	10.3	7.9	33.9
Income taxes	3.9	3.0	33.9
Net earnings	6.4%	4.9%	33.9%

Total operating expenses decreased 0.4%, while operating revenues increased 2.4%, during the first quarter 2015, from the comparable period 2014. Operating income increased to $155.2 million during the first quarter 2015, from $117.3 million in 2014.

Rents and purchased transportation costs decreased 1.7% in 2015. This decrease was primarily the result of the lower fuel component in the cost of services provided by third-party rail and truck carriers within JBI, DCS, and ICS segments.

Salaries, wages and employee benefit costs increased 8.6% in 2015 compared with 2014. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers. This increase was partially offset by a decrease in workers’ compensation claims expense, due to decreases in claim incident volume.

Fuel costs decreased 31.8% in 2015, compared with 2014, due to decreases in the price of fuel, partially offset by increased road miles. Depreciation and amortization expense increased 18.0% in 2015, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement equipment in DCS and JBT.

Operating supplies and expenses were flat, due to increases in toll expenses being offset by lower equipment maintenance and repairs. Insurance and claims expense increased 10.1% in 2015 compared with 2014, primarily due to higher incident volume and increased accident severity.

General and administrative expenses increased 40.4% for the current quarter from the comparable period in 2014, due primarily to a decrease in net gains from asset sales and disposals.

Net interest expense increased 5.1% in 2015, due primarily to an increase in average debt levels. Total debt increased to $878 million at March 31, 2015 from $852 million at March 31, 2014.

Our effective income tax rate was 38.10% for the three months ended March 31, 2015, and March 31, 2014. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $256 million during the first three months of 2015, compared with $159 million for the same period 2014. Operating cash flows increased due to increased earnings and the timing of general working capital activities. Net cash used in investing activities totaled $161 million in 2015, compared with $158 million in 2014. The increase resulted from an increase in equipment purchases in 2014, partially offset by a decrease in proceeds from the sale of equipment during the same period. Net cash used in financing activities was $95 million in 2015, compared to net cash provided by financing activities of $118 million in 2014. This change resulted primarily from the proceeds from long-term debt issuances in 2014, partially offset by long-term debt repayments and an increase in dividends paid and treasury stock purchased.

Debt and Liquidity Data

	March 31, 2015	December 31, 2014	March 31, 2014
Working capital ratio	1.05	1.14	1.27
Current portion of long-term debt (millions)	$250.0	$250.0	$100.0
Total debt (millions)	$878.2	$934.0	$852.2
Total debt to equity	0.69	0.78	0.80
Total debt as a percentage of total capital	41%	44%	44%

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of March 31, 2015 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$30.1	$12.6	$14.9	$2.5	$-
Debt obligations	876.5	250.0	126.5	250.0	250.0
Interest payments on debt (1)	104.0	18.1	25.4	22.0	38.5
Commitments to acquire revenue equipment and facilities	404.5	404.5	-	-	-
Total	$1,415.1	$685.2	$166.8	$274.5	$288.5

(1)    Interest payments on debt are based on the debt balance and applicable rate at March 31, 2015.

Our net capital expenditures were approximately $161 million during the first three months of 2015, compared with $158 million for the same period 2014. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2015 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $405 million during the remainder of 2015. We expect to spend in the range of $625 million to $650 million for net capital expenditures during calendar year 2015. The table above excludes $36.2 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of March 31, 2015, were operating leases related to facility lease obligations.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2014, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

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

●	Difficulty in attracting and retaining drivers, delivery personnel and third-party carriers could affect our profitability and ability to grow.

●	We rely significantly on our information technology systems, a disruption, failure or security breach of which could have a material adverse effect on our business.

●	We operate in a competitive and highly fragmented industry. Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

●	Extreme or unusual weather conditions can disrupt our operations, impact freight volumes and increase our costs, all of which could have a material adverse effect on our business results.

●	Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

ITEM 3. Quantitative And Qualitative Disclosures AbouT Market Risk

We had $878.2 million of debt outstanding at March 31, 2015, including our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $250 million of 2.40% fixed rate senior notes due March 2019 to a variable rate. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.8 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2015. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of March 31, 2015, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2015, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

There were no changes in our internal control over financial reporting during our first three months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.     LEGAL PROCEEDINGS

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the first half of 2014, the Court in the lead class-action granted Judgment in our favor with regard to all claims. The plaintiffs have appealed the case to the Ninth Circuit Court of Appeals and we are currently awaiting the appointment of a panel of judges. The overlapping claims in the remaining action have been stayed pending a decision in the lead class-action case. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended March 31, 2015:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
January 1 through January 31, 2015	64,917	$79.92	(2)	64,917	$208
February 1 through February 28, 2015	14,582	79.95	(2)	14,582	207
March 1 through March 31, 2015	-			-	207
Total	79,499	$79.93		79,499	$207

(1)  On October 27, 2011 our Board of Directors authorized the purchase of up to $500 million of our common stock.

(2)  Number of common shares and average price paid per common share reflect the effective total purchases upon completion of our $6.4 million accelerated repurchase program, which commenced in January 2015. Terms of the program included a deferment of 14,582 shares until program completion in February 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 24th day of April, 2015.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration and Chief Financial Officer
(Principal Financial Officer)

BY:	/s/ John K. Kuhlow
John K. Kuhlow
Senior Vice President Finance, Controller,
Chief Accounting Officer
(Principal Accounting Officer)