Form 10-Q
period 2015-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2015-07-30
CIK 728535

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

            Yes                No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2015 was 116,250,852.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2015

Part I. Financial Information

ITEM 1.    FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating revenues, excluding fuel surcharge revenues	$1,360,631	$1,268,636	$2,624,541	$2,420,985
Fuel surcharge revenues	179,326	279,231	355,596	533,789
Total operating revenues	1,539,957	1,547,867	2,980,137	2,954,774

Operating expenses:
Rents and purchased transportation	730,851	775,485	1,424,535	1,480,900
Salaries, wages and employee benefits	348,277	320,016	678,786	624,410
Fuel and fuel taxes	84,891	116,999	166,704	236,949
Depreciation and amortization	83,661	71,726	165,038	140,693
Operating supplies and expenses	56,718	58,173	107,199	108,961
Insurance and claims	18,207	19,886	35,635	35,718
General and administrative expenses, net of asset dispositions	27,670	11,547	41,606	21,470
Operating taxes and licenses	10,734	9,650	20,822	18,623
Communication and utilities	5,213	5,155	10,857	10,513
Total operating expenses	1,366,222	1,388,637	2,651,182	2,678,237
Operating income	173,735	159,230	328,955	276,537
Net interest expense	6,661	8,329	13,364	14,710
Earnings before income taxes	167,074	150,901	315,591	261,827
Income taxes	63,655	57,493	120,240	99,756
Net earnings	$103,419	$93,408	$195,351	$162,071

Weighted average basic shares outstanding	116,470	116,764	116,514	117,006

Basic earnings per share	$0.89	$0.80	$1.68	$1.39

Weighted average diluted shares outstanding	117,811	118,541	117,805	118,740

Diluted earnings per share	$0.88	$0.79	$1.66	$1.36

Dividends declared per common share	$0.21	$0.20	$0.42	$0.40

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,586	5,961
Trade accounts receivable, net	665,241	653,795
Prepaid expenses and other	115,803	220,374
Total current assets	786,630	880,130
Property and equipment, at cost	3,881,077	3,719,757
Less accumulated depreciation	1,254,973	1,237,225
Net property and equipment	2,626,104	2,482,532
Other assets	72,616	34,455
Total assets	$3,485,350	3,397,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$250,000	250,000
Trade accounts payable	341,520	325,838
Claims accruals	98,423	96,719
Accrued payroll	65,671	80,547
Other accrued expenses	20,991	17,966
Total current liabilities	776,605	771,070

Long-term debt	643,202	683,539
Other long-term liabilities	59,197	59,561
Deferred income taxes	667,141	678,424
Stockholders' equity	1,339,205	1,204,523
Total liabilities and stockholders' equity	$3,485,350	3,397,117

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net earnings	$195,351	$162,071
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	165,038	140,693
Share-based compensation	20,697	18,814
(Gain)/Loss on sale of revenue equipment and other	147	(5,110)
Benefit from deferred income taxes	(11,283)	(17,672)
Changes in operating assets and liabilities:
Trade accounts receivable	(11,446)	(99,101)
Other assets	14,964	25,441
Trade accounts payable	17,701	46,858
Income taxes payable or receivable	73,073	7,500
Claims accruals	1,704	13,000
Accrued payroll and other accrued expenses	(12,409)	8,507
Net cash provided by operating activities	453,537	301,001

Cash flows from investing activities:
Additions to property and equipment	(381,681)	(438,013)
Net proceeds from sale of equipment	82,435	85,161
Changes in other assets	(20,097)	9
Net cash used in investing activities	(319,343)	(352,843)

Cash flows from financing activities:
Proceeds from long-term debt	-	499,642
Payments on long-term debt	-	(250,000)
Proceeds from revolving lines of credit and other	977,630	869,221
Payments on revolving lines of credit and other	(1,030,833)	(954,763)
Purchase of treasury stock	(34,357)	(75,000)
Stock option exercises and other	1,193	4,611
Stock repurchased for payroll taxes	(955)	(520)
Tax benefit of stock options exercised	1,698	5,437
Dividends paid	(48,945)	(46,747)
Net cash provided by/(used in) financing activities	(134,569)	51,881
Net change in cash and cash equivalents	(375)	39
Cash and cash equivalents at beginning of period	5,961	5,831
Cash and cash equivalents at end of period	$5,586	$5,870

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,435	$12,306
Income taxes	$54,816	$93,853

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We have the option of using either a full retrospective or a modified retrospective approach when adopting this new standard. In July 2015, the FASB board elected to defer the effective date of ASU 2014-09 one year to interim and annual periods beginning after December 15, 2017. Early adoption is permitted after the original effective date of December 15, 2016. We are currently evaluating the alternative transition methods and the potential effects of the adoption of this update on our financial statements.

In April 2015, the FASB issued ASU 2015-03, simplifying the Presentation of Debt Issuance Costs, which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested and unvested stock options exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 1.3 million shares during the second quarter 2015, compared to 1.8 million shares during second quarter 2014. During the six months ended June 30, 2015 and 2014, the dilutive effect of restricted and performance share units and stock options was 1.3 million shares and 1.7 million shares, respectively.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted share units:
Pretax compensation expense	$8,053	$6,671	$15,704	$14,430
Tax benefit	3,068	2,542	5,983	5,498
Restricted share unit expense, net of tax	$4,985	$4,129	$9,721	$8,932
Performance share units:
Pretax compensation expense	$2,515	$2,139	$4,993	$4,254
Tax benefit	958	815	1,902	1,621
Performance share unit expense, net of tax	$1,557	$1,324	$3,091	$2,633
Stock options:
Pretax compensation expense	$-	$33	$-	$130
Tax benefit	-	13	-	50
Stock option expense, net of tax	$-	$20	$-	$80

As of June 30, 2015, we had $43.8 million and $11.8 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.9 years for restricted share units and 2.6 years for performance share units. During the six months ended June 30, 2015, we issued 38,992 shares for vested restricted share units and 58,600 shares as a result of stock option exercises. Of these totals, 24,783 shares for vested restricted share units and 6,400 shares resulting from stock option exercises were issued during the second quarter 2015.

4.	Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	June 30, 2015	December 31, 2014
Senior revolving line of credit	$141.0	$183.0
Senior notes, net of unamortized discount	752.2	750.5
Less current portion of long-term debt	(250.0)	(250.0)
Total long-term debt	$643.2	$683.5

Senior Revolving Line of Credit

At June 30, 2015, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in August 2016. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At June 30, 2015, we had $141.0 million outstanding at an average interest rate of 1.14% under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2015.

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

In March, 2014, we entered into a receive fixed-rate and pay variable-rate interest rate swap agreement with a notional amount of $250 million simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019, to effectively convert this fixed rate debt to a variable rate. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.13% at June 30, 2015. The swap expires March 15, 2019, when the related senior notes are due. The fair value of this swap is recorded in other assets in our Condensed Consolidated Balance Sheet at June 30, 2015. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of the interest rate swap to be recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On October 27, 2011, our Board of Directors authorized the purchase of $500 million of our common stock, of which $179 million was remaining at June 30, 2015. We purchased approximately 331,000 shares, or $28 million, of our common stock under our repurchase authorization during the three months ended June 30, 2015 and approximately 410,000, or $34.4 million, for the six months ended June 30, 2015. On April 23, 2015, our Board of Directors declared a regular quarterly dividend of $0.21 per common share, which was paid on May 22, 2015, to stockholders of record on May 8, 2015. On July 23, 2015, our Board of Directors declared a regular quarterly dividend of $0.21 per common share, which will be paid on August 14, 2015, to stockholders of record on July 31, 2015.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on the market approach valuation technique which considers prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. This valuation method is based on either quoted market prices (Level 1) or inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at June 30, 2015 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$14.0	1
Interest rate swap	$2.5	2
Senior notes	$(252.4)	2

Trading investments and the interest rate swap are classified in other assets in our Condensed Consolidated Balance Sheets and the senior notes are classified in long-term debt in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at June 30, 2015, using the income method (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $640.8 million and $656.0 million, respectively.  The fair value of the interest rate swap has been measured using the income approach and level 2 input, which includes the relevant interest rate curves.

The carrying amounts of all other instruments at June 30, 2015, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 38.10% for the three and six months ended June 30, 2015 and June 30, 2014. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At June 30, 2015, we had a total of $30.6 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $19.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $4.2 million at June 30, 2015.

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

We reported four distinct business segments during the three and six months ended June 30, 2015 and 2014. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT). The operation of each of these businesses is described in Note 10, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2014. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	June 30, 2015	December 31, 2014
JBI	$1,872	$1,733
DCS	888	832
ICS	83	106
JBT	316	289
Other (includes corporate)	326	437
Total	$3,485	$3,397

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
JBI	$905	$931	$1,749	$1,766
DCS	367	348	712	670
ICS	174	173	337	336
JBT	97	101	188	193
Subtotal	1,543	1,553	2,986	2,965
Inter-segment eliminations	(3)	(5)	(6)	(10)
Total	$1,540	$1,548	$2,980	$2,955

	Operating Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
JBI	$118.6	$113.4	$222.9	$206.6
DCS	40.6	30.3	76.4	45.9
ICS	4.9	6.2	11.5	12.3
JBT	9.7	9.4	18.2	11.8
Other (includes corporate)	(0.1)	(0.1)	-	(0.1)
Total	$173.7	$159.2	$329.0	$276.5

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
JBI	$36.4	$31.4	$71.5	$61.9
DCS	32.7	28.6	64.5	56.3
ICS	0.3	0.2	0.6	0.4
JBT	10.4	7.7	20.6	14.7
Other (includes corporate)	3.9	3.8	7.8	7.4
Total	$83.7	$71.7	$165.0	$140.7

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2015	2014	2015	2014
JBI	$905	$931	$118.6	$113.4
DCS	367	348	40.6	30.3
ICS	174	173	4.9	6.2
JBT	97	101	9.7	9.4
Other (includes corporate)	-	-	(0.1)	(0.1)
Subtotal	1,543	1,553	173.7	159.2
Inter-segment eliminations	(3)	(5)	-	-
Total	$1,540	$1,548	$173.7	$159.2

Total consolidated operating revenues were $1.54 billion for second quarter 2015, compared with $1.55 billion for the second quarter 2014. Customer rate increases across all business units, load growth of 2% in Intermodal (JBI), a 6% increase in revenue producing trucks in Dedicated Contract Services (DCS) and load growth of 12% in Integrated Capacity Solutions (ICS) could not offset the decrease in fuel surcharge (FSC) revenue, sluggish consumer freight demand and lower equipment utilization in our Truck (JBT) business segment resulting in flat consolidated revenue compared to prior year. Current quarter total operating revenue, excluding fuel surcharges, increased 7% versus the comparable quarter in 2014.

JBI segment revenue decreased 3%, to $905 million during the second quarter 2015, compared with $931 million in 2014. This decrease in segment revenue was primarily a result of a 2% increase in load volume, offset by a 4.5% decrease in revenue per load, which is the combination of changes in freight mix, customer rate increases, and lower FSC revenue, compared to a year ago. Load volume in our eastern network increased 3%, and transcontinental loads grew 1% over the second quarter 2014. Operating income of the JBI segment increased 5% to $118.6 million in the second quarter 2015, from $113.4 million in 2014. Benefits from rate increases, reduced reliance on outsourced dray carriers, lower insurance and cargo claim costs and lower fleet maintenance costs were partially offset by approximately $6.4 million in corporate wide streamlining and technology redevelopment costs, increases in rail purchased transportation rates and slower rail service recovery.

DCS segment revenue increased 5%, to $367 million in the second quarter 2015, from $348 million in 2014. Productivity (revenue per truck per week) decreased by approximately 1% versus 2014 primarily from lower fuel surcharge revenue. Productivity excluding fuel surcharge increased 5% from a year ago primarily from customer rate increases and increased customer demand. A net additional 413 revenue producing trucks, approximately 58% representing private fleet conversions versus traditional dedicated capacity services, were in the fleet by the end of the quarter compared to 2014 from new contract implementations in the current and prior periods. Customer retention rates remain above 96% as value driven services continue to support necessary rate increases. Operating income of our DCS segment increased 34% to $40.6 million in 2015, from $30.3 million in 2014. Revenues from new accounts, higher productivity, less reliance on third party carrier capacity and lower equipment maintenance costs were partially offset by approximately $2.6 million in corporate wide streamlining and technology redevelopment costs and higher driver wages and recruiting costs.

ICS revenue was flat compared to the second quarter of 2014. Volumes increased 12%, while revenue per load decreased 10%, primarily from lower fuel prices and less transactional customer demand versus second quarter 2014. Contractual volumes increased 32% to approximately 70% of total load volume and 62% of total revenue compared to 60% and 52%, respectively, in second quarter 2014. Operating income of our ICS segment decreased 21% over the same period in 2014. Gross profit margin increased to 15.2% in the current quarter versus 12.7% last year. Improvements in gross profit margin were offset by approximately $4.4 million in corporate wide streamlining and technology redevelopment costs and higher personnel costs as the total branch count increased to 31 from 26 in the second quarter 2014. ICS’s carrier base increased 17%, and the employee count increased 18% versus second quarter 2014.

JBT segment revenue was down 3.5% compared to the same period in 2014. Revenue excluding fuel surcharges increased 2%, primarily from an increased truck count and core rate increases of approximately 6.5% partially offset by less spot activity and lower utilization per tractor. At the end of the second quarter 2015, JBT operated 2,073 tractors compared to 1,860 a year ago. JBT segment operating income was $9.7 million, a 3% increase compared to the same quarter 2014. Favorable changes in core rates, increased truck count, lower equipment maintenance costs and improved fuel economy were partially offset by increased driver and independent contractor costs per mile, increased driver hiring costs, approximately $2.6 million in fewer equipment gains and approximately $700,000 in corporate wide streamlining and technology redevelopment costs compared to second quarter 2014.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2015	2014	2015 vs. 2014
Total operating revenues	100.0%	100.0%	(0.5%)
Operating expenses:
Rents and purchased transportation	47.5	50.1	(5.8)
Salaries, wages and employee benefits	22.6	20.7	8.8
Fuel and fuel taxes	5.5	7.6	(27.4)
Depreciation and amortization	5.4	4.6	16.6
Operating supplies and expenses	3.7	3.8	(2.5)
Insurance and claims	1.2	1.3	(8.4)
General and administrative expenses, net of asset dispositions	1.8	0.7	139.6
Operating taxes and licenses	0.7	0.6	11.2
Communication and utilities	0.3	0.3	1.1
Total operating expenses	88.7	89.7	(1.6)
Operating income	11.3	10.3	9.1
Net interest expense	0.5	0.6	(20.0)
Earnings before income taxes	10.8	9.7	10.7
Income taxes	4.1	3.7	10.7
Net earnings	6.7%	6.0%	10.7%

Total operating expenses decreased 1.6%, while operating revenues decreased 0.5%, during the second quarter 2015, from the comparable period 2014. Operating income increased to $173.7 million during the second quarter 2015, from $159.2 million in 2014.

Rents and purchased transportation costs decreased 5.8% in 2015. This decrease was primarily the result of the lower fuel component in the cost of services provided by third-party rail and truck carriers within JBI, DCS, and ICS segments.

Salaries, wages and employee benefits costs increased 8.8% during the second quarter 2015, compared with 2014. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers. In addition, workers’ compensation claims expense increased due to increases in incident volume and insurance premium costs.

Fuel costs decreased 27.4% in 2015, compared with 2014, due to decreases in the price of fuel, partially offset by increased road miles during the current period. Depreciation and amortization expense increased 16.6% in 2015, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement equipment in JBT. Operating supplies and expenses decreased 2.5%, driven primarily by increased general maintenance costs resulting from growth in equipment fleets, increased tire expense, and increased toll activity.

Insurance and claims expense decreased 8.4% in 2015 compared with 2014, primarily due to lower incident volume and accident severity. General and administrative expenses increased 139.6% for the current quarter from the comparable period in 2014, primarily due to costs related to corporate wide streamlining and technology redevelopment efforts. Net loss from sale or disposal of assets was $951,000 in 2015, compared to a net gain of $2.4 million in 2014.

Net interest expense decreased 20% in 2015 primarily due to the comparable quarter 2014 including an accelerated payment in full of previously outstanding notes. Our effective income tax rate was 38.10% for the three months ended June 30, 2015 as well as the three months ended June 30, 2014. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2015	2014	2015	2014
JBI	$1,749	$1,766	$222.9	$206.6
DCS	712	670	76.4	45.9
ICS	337	336	11.5	12.3
JBT	188	193	18.2	11.8
Other (includes corporate)	-	-	-	(0.1)
Subtotal	2,986	2,965	329.0	276.5
Inter-segment eliminations	(6)	(10)	-	-
Total	$2,980	$2,955	$329.0	$276.5

Total consolidated operating revenues increased to $2.98 billion for the first six months of 2015, a 1% increase from the $2.96 billion for the comparable period 2014. FSC revenues were $355.6 million during the first six months in 2015, compared with $533.8 million in 2014. If FSC revenues were excluded from both periods, the increase in revenue from 2014 to 2015 was 8%.

JBI segment revenue decreased 1%, to $1.75 billion during the first six months of 2015, compared with $1.77 billion in 2014. This decrease in revenue was the result of a decrease in revenue per load, which is the combination of changes in customer rate, freight mix and fuel surcharges. This decrease was partially offset by increases in load volume in both our eastern and transcontinental networks. Operating income of the JBI segment increased to $222.9 million in the first six months of 2015, from $206.6 million in 2014. Benefits from customer rate increases, reduced reliance on outsourced dray carriers, lower insurance and cargo claim costs and lower maintenance costs were partially offset by increases in rail purchased transportation rates and the $6.4 million in corporate wide streamlining and technology redevelopment costs recorded in the current quarter.

DCS segment revenue increased 6%, to $712 million in 2015, from $670 million in 2014. Productivity, defined as revenue per truck per week, was up slightly when compared to the first six months of 2014, primarily due to increases in customer rate and additional activity at customer accounts, partially offset by lower fuel surcharge revenues. Operating income of our DCS segment increased to $76.4 million in 2015, from $45.9 million in 2014. Higher revenue, improved asset utilization, less reliance on third party carriers and lower maintenance costs were partially offset by $2.6 million in corporate wide streamlining and technology redevelopment costs and higher driver wage and recruiting costs.

ICS segment revenue was flat during the first six months when compared to 2014, as a result of increases in volume being offset by decreases in revenue per load as a result of lower fuel prices and less transactional customer demand. Operating income of our ICS segment decreased 6.7% over the same period in 2014. Gross profit margin increased to 14.5% for the six months ended 2015 versus 12.4% in the prior year. Improvements in gross profit margin were offset by approximately $4.4 million in corporate wide streamlining and technology redevelopment costs and higher personnel costs.

JBT segment revenue totaled $188 million for the first six months 2015, a decrease of 2.5% from $193 million in the same period in 2014. Revenue excluding fuel surcharges increased 3.9%. Increased truck count and core customer rate increases contributed to the improved revenue excluding fuel surcharges. Our JBT segment operating income increased 54.1% to $18.2 million during the first six months 2015, from $11.8 million in 2014. Benefits from core rate increases and improvements in equipment maintenance costs, insurance and claims costs and fuel economy, were partially offset by higher driver wage and hiring costs, lower gains on equipment sales and approximately $700,000 of corporate wide streamlining and technology redevelopment costs.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2015	2014	2015 vs. 2014
Total operating revenues	100.0%	100.0%	.9%
Operating expenses:
Rents and purchased transportation	47.8	50.1	(3.8)
Salaries, wages and employee benefits	22.8	21.1	8.7
Fuel and fuel taxes	5.6	8.0	(29.6)
Depreciation and amortization	5.5	4.8	17.3
Operating supplies and expenses	3.6	3.7	(1.6)
Insurance and claims	1.2	1.2	(0.2)
General and administrative expenses, net of asset dispositions	1.4	0.7	93.8
Operating taxes and licenses	0.7	0.6	11.8
Communication and utilities	0.4	0.4	3.3
Total operating expenses	89.0	90.6	(1.0)
Operating income	11.0	9.4	19.0
Net interest expense	0.4	0.5	(9.2)
Earnings before income taxes	10.6	8.9	20.5
Income taxes	4.0	3.4	20.5
Net earnings	6.6%	5.5%	20.5%

Total operating expenses decreased 1%, while operating revenues increased 1%, during the first six months 2015, from the comparable period of 2014. Operating income increased to $329 million during the first six months 2015, from $276.5 million in 2014.

Rents and purchased transportation costs decreased 3.8% in 2015. This decrease was primarily the result of the decreases in the fuel component in the cost of services provided by third-party rail and truck carriers within JBI, DCS and ICS segments.

Salaries, wages and employee benefits costs increased 8.7% in 2015 from 2014. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers. In addition, workers’ compensation claims expense increased due to increases in incident volume and insurance premium costs.

Fuel costs decreased 29.6% in 2015, compared with 2014, due to decreases in the price of fuel, partially offset by increased road miles. Depreciation and amortization expense increased 17.3% in 2015 primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement equipment in JBT. Operating supplies and expenses decreased 1.6% driven primarily by decreased equipment maintenance and repairs.

Insurance and claims expense decreased 0.2% in 2015 compared with 2014, primarily due to incident volume and accident severity being flat. General and administrative expenses increased 93.8% from the comparable period in 2014, primarily due to costs related to corporate wide streamlining and technology redevelopment efforts. Net loss from sale or disposal of assets was $147,000 in 2015, compared to a net gain of $5.1 million in 2014.

Net interest expense decreased 9.2% in 2015, primarily due to the accelerated payment in full of our 6.08% senior notes in 2014, which was partially offset by higher debt balances. Our effective income tax rate was 38.10% for the six months ended June 30, 2015, compared with 38.10% for the six months ended June 30, 2014. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $453.5 million during the first six months of 2015, compared with $301 million for the same period 2014. Operating cash flows increased due to changes in noncash items including depreciation and gains on sale of equipment, offset by the timing of general working capital activities. Net cash used in investing activities totaled $319.3 million in 2015, compared with $352.8 million in 2014. The decrease resulted from a decrease in equipment purchases in 2015. Net cash used in financing activities was $134.6 million in 2015, compared to net cash provided by financing activities of $51.9 million in 2014. This change resulted primarily from the proceeds from long-term debt issuances in 2014, partially offset by long-term debt repayments and an increase in dividends paid and decreases in the amount of treasury stock purchased.

Debt and Liquidity Data

	June 30, 2015	December 31, 2014	June 30, 2014
Working capital ratio	1.01	1.14	1.44
Current portion of long-term debt (millions)	$250.0	$250.0	-
Total debt (millions)	$893.2	$934.0	$874.0
Total debt to equity	0.67	0.78	0.81
Total debt as a percentage of total capital	40%	44%	45%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of June 30, 2015 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$27.0	$12.2	$13.2	$1.6	$-
Debt obligations	891.0	250.0	141.0	250.0	250.0
Interest payments on debt (1)	98.8	16.2	25.2	21.4	36.1
Commitments to acquire revenue equipment and facilities	222.4	222.4	-	-	-
Total	$1,239.2	$500.7	$179.4	$273.0	$286.1

(1)    Interest payments on debt are based on the debt balance and applicable rate at June 30, 2015.

Our net capital expenditures were approximately $319 million during the first six months of 2015, compared with $353 million for the same period 2014. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2015 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $222 million during the remainder of 2015. We expect to spend in the range of $600 million to $625 million for net capital expenditures during calendar year 2015. The table above excludes $34.8 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of June 30, 2015 were operating leases related to facility lease obligations.

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

●	Difficulty in attracting and retaining drivers, delivery personnel and third-party carriers could affect our profitability and ability to grow.

●	We rely significantly on our information technology systems, a disruption, failure or security breach of which could have a material adverse effect on our business results.

●	We operate in a competitive and highly fragmented industry. Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

●	Extreme or unusual weather conditions can disrupt our operations, impact freight volumes and increase our costs, all of which could have a material adverse effect on our business results.

●	Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

ITEM 3.    Quantitative And Qualitative Disclosures AbouT Market Risk

We had $893.2 million of debt outstanding at June 30, 2015, including our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $250 million of 2.40% fixed rate senior notes due March 2019 to a variable rate. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.9 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or six months ended June 30, 2015. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2015, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2015, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

There were no changes in our internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2015:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
April 1 through April 30, 2015	-		-
May 1 through May 31, 2015	-		-
June 1 through June 30, 2015	330,782	84.66	330,782	179
Total	330,782	$84.66	330,782	$179

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

3.2	Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated April 23, 2015 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8K, filed April 27, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 30th day of July, 2015.

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