Form 10-Q
period 2015-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2015-10-23
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

            Yes             No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2015 was 114,601,888.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2015

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating revenues, excluding fuel surcharge revenues	$1,419,451	$1,316,951	$4,043,991	$3,737,936
Fuel surcharge revenues	167,043	284,205	522,640	817,994
Total operating revenues	1,586,494	1,601,156	4,566,631	4,555,930

Operating expenses:
Rents and purchased transportation	770,148	802,092	2,194,683	2,282,992
Salaries, wages and employee benefits	351,651	327,106	1,030,438	951,517
Fuel and fuel taxes	76,755	115,503	243,459	352,452
Depreciation and amortization	86,201	75,416	251,239	216,109
Operating supplies and expenses	57,299	56,978	164,497	165,939
Insurance and claims	20,078	21,904	55,714	57,622
General and administrative expenses, net of asset dispositions	14,866	15,057	56,471	36,525
Operating taxes and licenses	10,683	9,893	31,505	28,517
Communication and utilities	4,967	5,107	15,824	15,620
Total operating expenses	1,392,648	1,429,056	4,043,830	4,107,293
Operating income	193,846	172,100	522,801	448,637
Net interest expense	7,838	6,649	21,202	21,358
Earnings before income taxes	186,008	165,451	501,599	427,279
Income taxes	70,869	63,037	191,109	162,793
Net earnings	$115,139	$102,414	$310,490	$264,486

Weighted average basic shares outstanding	115,456	117,050	116,157	117,020

Basic earnings per share	$1.00	$0.87	$2.67	$2.26

Weighted average diluted shares outstanding	116,282	118,221	117,293	118,567

Diluted earnings per share	$0.99	$0.87	$2.65	$2.23

Dividends declared per common share	$0.21	$0.20	$0.63	$0.60

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,542	$5,961
Trade accounts receivable, net	671,398	653,795
Prepaid expenses and other	91,231	220,374
Total current assets	768,171	880,130
Property and equipment, at cost	3,957,722	3,719,757
Less accumulated depreciation	1,287,213	1,237,225
Net property and equipment	2,670,509	2,482,532
Other assets	80,584	34,455
Total assets	$3,519,264	$3,397,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$250,000
Trade accounts payable	355,671	325,838
Claims accruals	100,649	96,719
Accrued payroll	69,447	80,547
Other accrued expenses	18,281	17,966
Total current liabilities	544,048	771,070

Long-term debt	993,353	683,539
Other long-term liabilities	59,646	59,561
Deferred income taxes	673,030	678,424
Stockholders' equity	1,249,187	1,204,523
Total liabilities and stockholders' equity	$3,519,264	$3,397,117

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net earnings	$310,490	$264,486
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	251,239	216,109
Share-based compensation	27,010	26,122
Gain on sale of revenue equipment and other	(1,257)	(5,413)
Provision for deferred income taxes	(5,395)	(10,315)
Changes in operating assets and liabilities:
Trade accounts receivable	(17,603)	(102,779)
Other assets	35,591	29,126
Trade accounts payable	27,644	39,070
Income taxes payable or receivable	75,150	7,500
Claims accruals	3,930	19,192
Accrued payroll and other accrued expenses	(9,839)	3,267
Net cash provided by operating activities	696,960	486,365

Cash flows from investing activities:
Additions to property and equipment	(561,774)	(599,824)
Net proceeds from sale of equipment	131,114	120,599
Changes in other assets	(20,095)	21
Net cash used in investing activities	(450,755)	(479,204)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	349,129	499,642
Payments on long-term debt	(250,000)	(250,000)
Proceeds from revolving lines of credit and other	1,576,329	1,380,887
Payments on revolving lines of credit and other	(1,629,244)	(1,494,421)
Purchase of treasury stock	(212,227)	(75,000)
Stock option exercises and other	2,501	7,070
Stock repurchased for payroll taxes	(24,263)	(22,789)
Tax benefit of stock options exercised	14,446	17,645
Dividends paid	(73,295)	(70,167)
Net cash used in financing activities	(246,624)	(7,133)
Net change in cash and cash equivalents	(419)	28
Cash and cash equivalents at beginning of period	5,961	5,831
Cash and cash equivalents at end of period	$5,542	$5,859

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25,290	$25,635
Income taxes	$103,832	$136,116

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We have the option of using either a full retrospective or a modified retrospective approach when adopting this new standard. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 one year to interim and annual periods beginning after December 15, 2017. Early adoption is permitted after the original effective date of December 15, 2016. We are currently evaluating the alternative transition methods and the potential effects of the adoption of this update on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015, but early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on our condensed consolidated financial statements.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested and unvested stock options exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 0.8 million shares during the third quarter 2015, compared to 1.2 million shares during third quarter 2014. During the nine months ended September 30, 2015 and 2014, the dilutive effect of restricted and performance share units and stock options was 1.1 million shares and 1.5 million shares, respectively.

3.     Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted share units:
Pretax compensation expense	$4,668	$5,812	$20,372	$20,243
Tax benefit	1,778	2,214	7,762	7,713
Restricted share unit expense, net of tax	$2,890	$3,598	$12,610	$12,530
Performance share units:
Pretax compensation expense	$1,645	$1,462	$6,638	$5,716
Tax benefit	627	557	2,529	2,178
Performance share unit expense, net of tax	$1,018	$905	$4,109	$3,538
Stock options:
Pretax compensation expense	$-	$33	$-	$163
Tax benefit	-	13	-	62
Stock option expense, net of tax	$-	$20	$-	$101

     As of September 30, 2015, we had $38.7 million and $10.2 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 3.9 years for restricted share units and 2.5 years for performance share units. During the nine months ended September 30, 2015, we issued 780,747 shares for vested restricted share units, 103,796 shares for vested performance share units, and 71,500 shares as a result of stock option exercises. Of these totals, 741,755 shares for vested restricted share units, 103,796 for performance share units, and 12,900 share resulting from stock option exercises were issued during the third quarter, 2015.

4. Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	September 30, 2015	December 31, 2014
Senior revolving line of credit	$135.0	$183.0
Senior notes, net of unamortized discount	858.4	750.5
Less current portion of long-term debt	-	(250.0)
Total long-term debt	$993.4	$683.5

Senior Revolving Line of Credit

On September 30, 2015, we replaced our $500 million senior revolving credit facility dated August 12, 2011 with a new credit facility authorizing us to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks. This new senior credit facility has a five year term expiring in September 2020, and allows us to request an increase in the total commitment by up to $250 million and to request a one year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At September 30, 2015, we had $135 million outstanding at an average interest rate of 1.21% under this agreement.

Senior Notes

Our senior notes consist of three separate issuances. The first and second issuances are $250 million of 2.40% senior notes due March 2019 and $250 million of 3.85% senior notes due March 2024, respectively, both of which were issued in March 2014. Interest payments under both notes are due semiannually in March and September of each year, beginning September 2014. The third is $350 million of 3.30% senior notes due August 2022, issued on August 6, 2015. Interest payments under this note are due semiannually in February and August of each year, beginning February 2016. All three senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to a shelf registration statement filed in February 2014. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 5, Derivative Financial Instruments, for terms of interest rate swaps entered into on the $250 million of 2.40% senior notes due March 2019 and the $350 million of 3.30% senior notes due August 2022.      Our $250 million of 3.375% senior notes matured in September 2015. The entire outstanding balance was paid in full at maturity.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2015.

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements is based on LIBOR plus an established margin, resulting in an interest rate of 1.18% for our $250 million of 2.40% senior notes and 1.68% for our $350 million of 3.30% senior notes at September 30, 2015. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other assets in our Condensed Consolidated Balance Sheet at September 30, 2015. See Note 7, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6. Capital Stock

On October 27, 2011, our Board of Directors authorized the purchase of $500 million of our common stock, of which $1 million was remaining at September 30, 2015. We purchased approximately 2,245,000 shares, or $177.9 million, of our common stock under our repurchase authorization during the three months ended September 30, 2015 and approximately 2,655,000, or $212.2 million, for the nine months ended September 30, 2015. On October 22, 2015, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. On July 23, 2015, our Board of Directors declared a regular quarterly dividend of $0.21 per common share, which was paid on August 14, 2015, to stockholders of record on July 31, 2015. On October 22, 2015, our Board of Directors declared a regular quarterly dividend of $0.21 per common share, which will be paid on November 20, 2015, to stockholders of record on November 6, 2015.

7.   Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at September 30, 2015 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$13.4	1
Interest rate swaps	$9.5	2
Senior notes	$(608.6)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of interest rate swaps and corresponding senior notes have been measured using the income approach (Level 2), which includes relevant interest rate curve inputs. Trading investments and interest rate swaps are classified in other assets in our Condensed Consolidated Balance Sheets and the senior notes are classified in long-term debt in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at September 30, 2015, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $384.8 million and $394.4 million, respectively.

The carrying amounts of all other instruments at September 30, 2015, approximate their fair value due to the short maturity of these instruments.

8. Income Taxes

Our effective income tax rate was 38.10% for the three and nine months ended September 30, 2015 and September 30, 2014. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At September 30, 2015, we had a total of $31.8 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our balance sheet. Of this amount, $20.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $4.9 million at September 30, 2015.

9. Legal Proceedings

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the first half of 2014, the Court in the lead class-action granted Judgment in our favor with regard to all claims. The plaintiffs have appealed the case to the Ninth Circuit Court of Appeals where it is currently pending. The overlapping claims in the remaining action have been stayed pending a decision in the lead class-action case. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10. Business Segments

We reported four distinct business segments during the three and nine months ended September 30, 2015 and 2014. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT). The operation of each of these businesses is described in Note 11, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2014. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	September 30, 2015	December 31, 2014
JBI	$1,890	$1,733
DCS	912	832
ICS	81	106
JBT	309	289
Other (includes corporate)	327	437
Total	$3,519	$3,397

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
JBI	$949	$964	$2,698	$2,730
DCS	370	361	1,082	1,031
ICS	173	185	510	521
JBT	98	96	286	289
Subtotal	1,590	1,606	4,576	4,571
Inter-segment eliminations	(4)	(5)	(9)	(15)
Total	$1,586	$1,601	$4,567	$4,556

	Operating Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
JBI	$126.1	$125.0	$349.0	$331.6
DCS	45.1	34.3	121.5	80.2
ICS	11.5	8.4	23.0	20.8
JBT	11.2	4.3	29.4	16.1
Other (includes corporate)	(0.1)	0.1	(0.1)	(0.1)
Total	$193.8	$172.1	$522.8	$448.6

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
JBI	$37.8	$33.5	$109.3	$95.5
DCS	33.9	29.5	98.4	85.8
ICS	0.1	0.3	0.7	0.7
JBT	10.5	8.3	31.1	23.0
Other (includes corporate)	3.9	3.8	11.7	11.1
Total	$86.2	$75.4	$251.2	$216.1

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

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our four business segments is described in Note 11, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2014.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2015	2014	2015	2014
JBI	$949	$964	$126.1	$125.0
DCS	370	361	45.1	34.3
ICS	173	185	11.5	8.4
JBT	98	96	11.2	4.3
Other (includes corporate)	-	-	(0.1)	0.1
Subtotal	1,590	1,606	193.8	172.1
Inter-segment eliminations	(4)	(5)	-	-
Total	$1,586	$1,601	$193.8	$172.1

Total consolidated operating revenues were $1.59 billion for the third quarter 2015, compared to $1.60 billion for the third quarter 2014. Despite all four business segments achieving customer rate increases and load growth, and JBI, DCS, and JBT each increasing fleet counts, the decrease in fuel surcharge (FSC) revenue and weaker than expected customer demand resulted in third quarter 2015 consolidated operating revenues to decrease 1% when compared to the same period in 2014. If FSC revenues were excluded from both periods, the increase of 2015 revenues from 2014 was 8%.

JBI segment revenue decreased 2% to $949 million during the third quarter 2015, compared with $964 million in 2014. This decrease in segment revenue was primarily a result of a 3% increase in load volume, offset by a 4% decrease in revenue per load, which is the combination of changes in freight mix, customer rate increases, and lower FSC revenue, compared to a year ago. Load volume in our eastern network increased 1%, and transcontinental loads grew 4% over the third quarter 2014. Operating income of our JBI segment increased 1% to $126.1 million in 2015, from $125.0 million in 2014. Benefits from rate increases, reduced reliance on third party dray carriers and lower dray fleet maintenance costs were partially offset by increases in rail purchased transportation rates, higher equipment depreciation expense, lower box utilization and higher driver procurement and retention expenses.

DCS segment revenue increased 3% to $370 million in 2015, from $361 million in 2014. Productivity, defined as revenue per truck per week, decreased 4% in the third quarter 2015, when compared to the same period in 2014, primarily from lower FSC revenue. Productivity excluding FSC revenue increased 2% from a year ago primarily from customer rate increases and increased customer demand. A net additional 413 revenue producing trucks, approximately 56% representing private fleet conversions versus traditional dedicated capacity services, were in the fleet by the end of the quarter compared to 2014 from new contract implementations in the current and prior periods. Customer retention rates remain above 96% as value driven services continue to support necessary rate increases. Operating income of our DCS segment increased 32% to $45.1 million in 2015, from $34.3 million in 2014. Revenues from new accounts, higher productivity excluding FSC revenue, less reliance on third party carrier capacity and lower equipment maintenance costs were partially offset by increased equipment depreciation expense and higher driver wages and recruiting costs.

ICS segment revenue decreased 7% to $173 million in the third quarter 2015, from $185 million in the third quarter 2014. Volumes increased 9%, while revenue per load decreased 14%, primarily from lower fuel prices, freight mix changes driven by customer demand, and less transactional volumes versus third quarter 2014. Contractual volumes increased 13% to approximately 66% of total load volume and 61% of total revenue compared to 64% and 58%, respectively, in third quarter 2014. Operating income of our ICS segment increased 36% to $11.5 million from $8.4 million in 2014, primarily due to an increase in gross profit margin. Gross profit margin increased to 15.9% in the current quarter compared to 13.3% in the third quarter 2014. The increase in operating income was partially offset by increased personnel costs as the total branch count grew to 33 compared to 28 at the end of the comparable period last year. ICS’s carrier base increased 17% and employee count increased 13% compared to third quarter 2014.

JBT segment revenue increased 2% to $98 million for the third quarter 2015, from $96 million in the third quarter 2014. The increase in revenue is primarily the result of increased truck count and core rate increases, partially offset by lower FSC revenue and lower utilization per tractor. At the end of the third quarter 2015, JBT operated 2,100 tractors compared to 1,843 a year ago. Operating income of our JBT segment increased 159% to $11.2 million, compared to $4.3 million in the third quarter 2014. Favorable changes in core rates, increased truck count, lower equipment maintenance costs, lower safety and insurance costs, and improved fuel economy were partially offset by increased driver and independent contractor costs per mile, increased driver procurement and retention expenses, increased equipment depreciation expense, and lower asset utilization compared to third quarter 2014.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2015	2014	2015 vs. 2014
Total operating revenues	100.0%	100.0%	(0.9%)
Operating expenses:
Rents and purchased transportation	48.5	50.1	(4.0)
Salaries, wages and employee benefits	22.2	20.4	7.5
Fuel and fuel taxes	4.8	7.2	(33.5)
Depreciation and amortization	5.4	4.7	14.3
Operating supplies and expenses	3.6	3.6	0.6
Insurance and claims	1.3	1.4	(8.3)
General and administrative expenses, net of asset dispositions	1.0	0.9	(1.3)
Operating taxes and licenses	0.7	0.7	8.0
Communication and utilities	0.3	0.3	(2.7)
Total operating expenses	87.8	89.3	(2.5)
Operating income	12.2	10.7	12.6
Net interest expense	0.5	0.4	17.9
Earnings before income taxes	11.7	10.3	12.4
Income taxes	4.4	3.9	12.4
Net earnings	7.3%	6.4%	12.4%

Total operating expenses decreased 2.5%, while operating revenues decreased 0.9% during the third quarter 2015, from the comparable period 2014. Operating income increased to $193.8 million during the third quarter 2015 from $172.1 million in 2014.

Rents and purchased transportation costs decreased 4.0% in 2015. This decrease was primarily the result of the lower fuel component in the cost of services provided by third-party rail and truck carriers within JBI, DCS, and ICS segments.

Salaries, wages and employee benefit costs increased 7.5% during the third quarter 2015, compared with 2014. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers.

Fuel costs decreased 33.5% in 2015, compared with 2014, due to decreases in the price of fuel, partially offset by increased road miles. Depreciation and amortization expense increased 14.3% in 2015, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement equipment in JBT. Operating supplies and expenses increased 0.6%, driven primarily by increased toll activity, partially offset by decreased equipment maintenance and repairs.

Insurance and claims expense decreased 8.3% in 2015 compared with 2014, primarily due to lower incident volume and accident severity. General and administrative expenses decreased 1.3% for the current quarter from the comparable period in 2014, primarily due to an increase in net gains from asset sales and disposals. Net gains from sale or disposal of assets were $1.4 million in 2015, compared with $0.3 million in 2014.

Net interest expense increased 17.9% in 2015, due primarily to an increase in average debt levels in connection with the refinancing of maturing debt. Our effective income tax rate was 38.10% for the three months ended September 30, 2015 and September 30, 2014. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2015	2014	2015	2014
JBI	$2,698	$2,730	$349.0	$331.6
DCS	1,082	1,031	121.5	80.2
ICS	510	521	23.0	20.8
JBT	286	289	29.4	16.1
Other (includes corporate)	-	-	(0.1)	(0.1)
Subtotal	4,576	4,571	522.8	448.6
Inter-segment eliminations	(9)	(15)	-	-
Total	$4,567	$4,556	$522.8	$448.6

Total consolidated operating revenues were $4.57 billion for the first nine months 2015, and remained flat when compared to $4.56 billion for the comparable period 2014. FSC revenues were $522.6 million during the first nine months 2015, compared with $818.0 million in 2014. If FSC revenues were excluded from both periods, the increase of 2015 revenue from 2014 was 8%.

JBI segment revenue decreased 1% to $2.70 billion during the first nine months 2015, compared with $2.73 billion in 2014. This decrease in revenue was the result of a decrease in revenue per load, which is the combination of changes in customer rate, freight mix and fuel surcharges. This decrease was partially offset by increases in load volume in both our eastern and transcontinental networks. Operating income of the JBI segment increased to $349.0 million in the first nine months 2015, from $331.6 million in 2014. Benefits from customer rate increases, reduced reliance on outsourced dray carriers, lower insurance and cargo claim costs and lower maintenance costs were partially offset by increases in rail purchased transportation rates, higher equipment depreciation expense, higher driver procurement and retention expenses, and $6.4 million in corporate wide streamlining and technology redevelopment costs recorded in the second quarter 2015.

DCS segment revenue increased 5% to $1.08 billion in 2015, from $1.03 billion in 2014. Productivity, defined as revenue per truck per week, decreased 1% when compared to the first nine months 2014, primarily from lower FSC revenue. Productivity excluding FSC revenue increased 4% from a year ago primarily from customer rate increases and additional activity at customer accounts. Operating income of our DCS segment increased to $121.5 million in 2015, from $80.2 million in 2014. Higher revenue, improved asset utilization, less reliance on third party carriers and lower maintenance costs were partially offset by increased equipment depreciation expense, higher driver procurement and retention expenses, and $2.6 million in corporate wide streamlining and technology redevelopment costs and higher driver wage and recruiting costs.

ICS segment revenue decreased 2% to $510 million in 2015, from $521 million in 2014, as a result of increases in volume being offset by decreases in revenue per load as a result of lower fuel prices and less transactional customer demand. Operating income of our ICS segment increased to $23.0 million from $20.8 million in 2014, primarily due to improved gross profit margin. Gross profit margin increased to 15.0% for the first nine months 2015 versus 12.7% in the prior year. Improvements in gross profit margin were offset by increased personnel costs and $4.4 million in corporate wide streamlining and technology redevelopment costs.

JBT segment revenue decreased 1% to $286 million for the first nine months 2015, from $289 million in 2014, primarily due to lower FSC revenue, partially offset by increased truck count and core rate increases. JBT segment operating income increased 82.4% to $29.4 million during the first nine months 2015, from $16.1 million in 2014. Benefits from core rate increases and improvements in equipment maintenance costs, insurance and claims costs and fuel economy, were partially offset by higher driver wage and hiring costs, lower gains on equipment sales, increased equipment depreciation expense, increased driver and independent contractor costs per mile, and $700,000 in corporate wide streamlining and technology redevelopment costs.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2015	2014	2015 vs. 2014
Total operating revenues	100.0%	100.0%	0.2%
Operating expenses:
Rents and purchased transportation	48.1	50.1	(3.9)
Salaries, wages and employee benefits	22.6	20.9	8.3
Fuel and fuel taxes	5.3	7.7	(30.9)
Depreciation and amortization	5.5	4.7	16.3
Operating supplies and expenses	3.6	3.6	(0.9)
Insurance and claims	1.2	1.3	(3.3)
General and administrative expenses, net of asset dispositions	1.3	0.9	54.6
Operating taxes and licenses	0.7	0.7	10.5
Communication and utilities	0.3	0.3	1.3
Total operating expenses	88.6	90.2	(1.5)
Operating income	11.4	9.8	16.5
Net interest expense	0.4	0.4	(0.7)
Earnings before income taxes	11.0	9.4	17.4
Income taxes	4.2	3.6	17.4
Net earnings	6.8%	5.8%	17.4%

Total operating expenses decreased 1.5%, while operating revenues increased 0.2%, during the first nine months 2015, from the comparable period of 2014. Operating income increased to $522.8 million during the first nine months 2015 from $448.6 million in 2014.

Rents and purchased transportation costs decreased 3.9% in 2015. This decrease was primarily the result of the lower fuel component in the cost of services provided by third-party rail and truck carriers within JBI, DCS, and ICS segments.

Salaries, wages and employee benefit costs increased 8.3% in 2015 from 2014. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers.

Fuel costs decreased 30.9% in 2015, compared with 2014, due to decreases in the price of fuel, partially offset by increased road miles. Depreciation and amortization expense increased 16.3% in 2015, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement equipment in JBT. Operating supplies and expenses decreased 0.9%, driven primarily by decreased equipment maintenance and repairs, partially offset by increased toll activity.

Insurance and claims expense decreased 3.3% in 2015 compared with 2014, primarily due to lower incident severity. General and administrative expenses increased 54.6% from the comparable period in 2014 due primarily to costs related to corporate wide streamlining and technology redevelopment efforts. Net gains from sale or disposal of assets were $1.3 million in 2015, compared with $5.4 million in 2014.

Net interest expense remained relatively flat in 2015, due primarily to increased average debt levels being offset by lower effective interest rates. Our effective income tax rate was 38.10% for the nine months ended September 30, 2015 and September 30, 2014. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $697 million during the first nine months of 2015, compared with $486 million for the same period 2014. Operating cash flows increased due to increased earnings and the collection of trade and income taxes receivable, partially offset by the timing of the payments of trade payables and accrued expenses. Net cash used in investing activities totaled $451 million in 2015, compared with $479 million in 2014. The decrease resulted from a reduction in equipment purchases, combined with an increase in proceeds from the sale of equipment in 2015, compared to the same period 2014. Net cash used in financing activities increased to $247 million in 2015, compared to $7 million in 2014. This change resulted primarily from an increase in treasury stock purchases and higher long-term debt repayments, net of proceeds from long-term debt issuances, in 2015.

Debt and Liquidity Data

	September 30, 2015	December 31, 2014	September 30, 2014
Working capital ratio	1.41	1.14	0.93
Current portion of long-term debt (millions)	-	250.0	250.0
Total debt (millions)	993.4	934.0	837.1
Total debt to equity	0.80	0.78	0.72
Total debt as a percentage of total capital	44%	44%	42%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of September 30, 2015 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$27.0	$12.3	$12.7	$1.7	$0.3
Debt obligations	985.0	-	-	250.0	735.0
Interest payments on debt (1)	141.6	20.1	40.2	35.7	45.6
Commitments to acquire revenue equipment and facilities	116.0	108.1	7.9	-	-
Total	$1,269.6	$140.5	$60.8	$287.4	$780.9

(1)      Interest payments on debt are based on the debt balance and applicable rate at September 30, 2015.

Our net capital expenditures were approximately $431 million during the first nine months of 2015, compared with $479 million for the same period 2014. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2015 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $116 million during the remainder of 2015 and 2016. We expect to spend in the range of $570 million to $590 million for net capital expenditures during calendar year 2015. The table above excludes $36.7 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of September 30, 2015, were operating leases related primarily to facility lease obligations.

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

ITEM 3. Quantitative And Qualitative Disclosures AbouT Market Risk

We had $993 million of debt outstanding at September 30, 2015, including our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% and $350 million of 3.30% fixed rate senior notes due March 2019 and August 2022, respectfully, to variable rates. The applicable interest rates under these agreements are based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $7.4 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or nine months ended September 30, 2015. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2015, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2015, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

There were no changes in our internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the first half of 2014, the Court in the lead class-action granted Judgment in our favor with regard to all claims. The plaintiffs have appealed the case to the Ninth Circuit Court of Appeals where it is currently pending. The overlapping claims in the remaining action have been stayed pending a decision in the lead class-action case. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended September 30, 2015:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (2) (in millions)
July 1 through July 31, 2015	870,584	$82.01	870,584	$107
August 1 through August 31, 2015	1,374,132	77.48	1,374,132	1
September 1 through September 30, 2015	-	-	-	1
Total	2,244,716	$79.24	2,244,716	$1

(1)	On October 27, 2011 our Board of Directors authorized the purchase of up to $500 million of our common stock.
(2)	On October 22, 2015, our Board of Directors authorized the purchase of up to $500 million of our common stock.

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

3.2	Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated April 23, 2015 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed April 27, 2015)

10.1	Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed October 2, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 23rd day of October, 2015.

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