Form 10-K
period 2015-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2016-02-23
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2015	0-11757

  J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 J.B. Hunt Corporate Drive	72745-0130
Lowell, Arkansas	(ZIP Code)
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

Yes _____ No     X

The aggregate market value of 91,793,241 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2015, was $7.5 billion (based upon $82.09 per share).

As of February 16, 2016, the number of outstanding shares of the registrant’s common stock was 112,774,244.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Stockholders, to be held April 21, 2016, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2015

FORWARD-LOOKING STATEMENTS

This report, including documents which are incorporated by reference and other documents which we file periodically with the Securities and Exchange Commission (SEC), contains statements that may be considered to be “forward-looking statements.” Such statements relate to our predictions concerning future events or operations and are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. These statements are based on our belief or interpretation of information currently available. Stockholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors. Some of the factors and events that are not within our control and that could have a material impact on future operating results include: general economic and business conditions, competition and competitive rate fluctuations, cost and availability of diesel fuel, ability to attract and retain qualified drivers and delivery personnel, a loss of one or more major customers, interference with or termination of our relationships with certain railroads, rail service delays, insurance costs and availability, claims expense, retention of key employees, terrorist attacks or actions, acts of war, adverse weather conditions, disruption or failure of information systems, new or different environmental or other laws and regulations, increased costs for new revenue equipment or decreases in the value of used equipment, and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.

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

We believe our ability to offer multiple services, utilizing our four business segments and a full complement of logistics services through third parties, represents a competitive advantage. These segments include Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT). Our business is somewhat seasonal, with slightly higher freight volumes typically experienced during August through early November. Our DCS segment is subject to somewhat less seasonal variation than our other segments. For the calendar year ended December 31, 2015, our consolidated revenue totaled $6.2 billion, after the elimination of intersegment business. Of this total, 59% was generated by our JBI business segment, 24% by DCS, 11% by ICS, and 6% by JBT. For the year ended December 31, 2014, JBI represented 60%, DCS 22%, ICS 12%, and JBT 6% of our consolidated revenue. For the year ended December 31, 2013, JBI represented 62%, DCS 22%, ICS 9%, and JBT 7% of our consolidated revenue.

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

JBI operates 78,957 pieces of company-owned trailing equipment systemwide. The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality. We own and maintain our own chassis fleet, consisting of 68,076 units. The containers and chassis are uniquely designed so that they may only be paired together, which we feel creates an operational competitive advantage. JBI also manages a fleet of 4,276 company-owned tractors, 805 independent contractor trucks, and 5,172 company drivers. At December 31, 2015, the total JBI employee count was 5,838. Revenue for the JBI segment in 2015 was $3.66 billion.

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

At December 31, 2015, this segment operated 6,762 company-owned trucks, 436 customer-owned trucks, and 10 independent contractor trucks. DCS also operates 15,020 owned pieces of trailing equipment and 6,652 customer-owned trailers. The DCS segment employed 9,948 people, including 8,256 drivers, at December 31, 2015. DCS revenue for 2015 was $1.45 billion.

ICS Segment

ICS provides traditional freight brokerage and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment. By leveraging the J.B. Hunt brand, systems, and network, we provide a broader service offering to customers by providing flatbed, refrigerated, expedited, and LTL, as well as a variety of dry-van and intermodal solutions. ICS provides single-source logistics management for customers desiring to outsource their transportation functions and utilize our proven supply-chain technology and design expertise to improve efficiency. ICS operates 34 remote sales offices or branches, as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2015, the ICS segment employed 670 people, with a carrier base of approximately 45,700. ICS revenue for 2015 was $699 million.

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

At December 31, 2015, the JBT segment operated 1,462 company-owned tractors and employed 1,847 people, 1,615 of whom were drivers. At December 31, 2015, we had 687 independent contractors operating in the JBT segment. JBT revenue for 2015 was $386 million.

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

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people. As of December 31, 2015, we had 21,562 employees, which consisted of 15,043 company drivers, 5,397 office personnel, and 1,122 maintenance technicians. We also had arrangements with approximately 1,502 independent contractors to transport freight in our trailing equipment. None of our employees are represented by unions or covered by collective bargaining agreements.

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

As of December 31, 2015, our company-owned tractor and truck fleet consisted of 12,500 units. In addition, we had 1,502 independent contractors who operate their own tractors but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets. Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers, and lowers maintenance expense. At December 31, 2015, the average age of our combined tractor fleet was 1.9 years, while our containers averaged 5.6 years of age and our trailers averaged 8.6 years. We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

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

In 2013, the remaining provisions of the FMCSA’s amendment to the hours-of-service (HOS) safety requirements for commercial truck drivers became effective, and we experienced some negative impact on our productivity as a result. However, in December 2014, as a result of the Consolidated and Further Continuing Appropriations Act of 2015, the FMCSA was required to rescind the 34-hour restart provision of the amended HOS rules to the pre-July 1, 2013 requirements. Furthermore, the FMCSA was required to conduct a field study measuring the safety benefit of the amended HOS rules before and after this rule change. This rule rescission is considered temporary pending the outcome of the study. We continue to evaluate and adjust the various segments of our operations toward the ultimate impact of these changes in HOS safety requirements.

In December 2015, the FMCSA published a Final Rule requiring logging drivers to complete their logs using an Electronic Logging Device (ELD). Since the issuance of the initial proposal of this rule change, we have successfully implemented a plan to replace any legacy on-board recording equipment within our fleets. At December 31, 2015, we had replaced approximately 96% of this equipment and anticipate replacing the remaining equipment within the mandated timetable. We do not anticipate a negative impact on our operations.

In 2013, the FMCSA, in conjunction with the National Highway Traffic Safety Administration, submitted a Notice of Proposed Rulemaking to require the installation of speed-limiting devices on heavy trucks. The final rule regarding this proposal is expected to be published in the first quarter of 2016. We believe this rule will have minimal implementation cost, as all of our heavy trucks subject to this rule already have these devices installed. We do not anticipate a negative impact on our operations or productivity.

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

Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control. In addition to general U.S. economic trends, and to a lesser extent global economic trends, these factors include interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; significant increases or rapid fluctuations in fuel prices, fuel taxes, interest rates, insurance premiums, self-insurance levels, excess capacity in the intermodal or trucking industries, or license and registration fees; terrorist attacks or actions; acts of war; adverse weather conditions; disruption or failure of information technology systems; increased costs for new revenue equipment or decreases in the value of used equipment; increased tariffs assessed on or disruptions in the procurement of imported revenue equipment; volatile financial credit markets; and difficulty in attracting and retaining qualified drivers, independent contractors, and third-party carriers.

We are also affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers. Economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad debt losses. In addition, our results of operations may be affected by seasonal factors. Customers tend to reduce shipments after the winter holiday season, and our operating expenses tend to be higher in the winter months, primarily due to colder weather, which causes higher fuel consumption from increased idle time and higher maintenance costs.

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

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2015, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected. We have policies in place for 2016 with substantially the same terms as our 2015 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage. We purchase insurance coverage for the amounts above which we are self-insured. If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2015, our top 10 customers, based on revenue, accounted for approximately 29% of our revenue. Our JBI, ICS, and JBT segments typically do not have long-term contracts with their customers. While our DCS segment business may involve a long-term written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are in Lowell, Arkansas. We occupy a number of buildings in Lowell that we utilize for administrative support, customer service, freight dispatch, data processing and warehousing, and data backup and disaster recovery. We also own or lease approximately 42 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel, and employ personnel to support operations. These facilities vary in size from 1 to 35 acres. Each of our business segments utilizes these facilities for various services, including bulk fueling, maintenance, and driver support activities. In addition, we have approximately 89 leased facilities in our DCS cross-dock and delivery system network and 34 leased or owned remote sales offices or branches in our ICS segment. We also own or lease multiple small facilities, offices and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	461	803,000	197,000
Cross-dock and delivery system facilities	-	1,317,000	120,000
Corporate headquarters, Lowell, Arkansas	158	-	262,000
Offices and data center, Lowell, Arkansas	8	-	40,000
Branch sales offices	-	-	59,000
Other facilities, offices, and parking yards	205	63,000	71,000

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market under the symbol “JBHT.” At December 31, 2015, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued. We had 113.9 million and 116.6 million shares outstanding as of December 31, 2015 and 2014, respectively. The high and low sales prices of our common stock as reported by the National Association of Securities Dealers Automated Quotations National Market system (NASDAQ) and the quarterly dividends paid per share on our common shares were:

2015	Dividends Paid	High	Low

First Quarter	$0.21	$90.46	$77.50
Second Quarter	0.21	93.50	82.06
Third Quarter	0.21	86.32	70.92
Fourth Quarter	0.21	79.73	69.69

2014	Dividends Paid	High	Low

First Quarter	$0.20	$79.89	$69.33
Second Quarter	0.20	78.07	71.45
Third Quarter	0.20	79.79	71.73
Fourth Quarter	0.20	85.54	71.00

On February 16, 2016, the high and low sales prices for our common stock as reported by NASDAQ were $75.99 and $73.89, respectively, and we had 1,053 stockholders of record.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and any other factors the Board of Directors may deem relevant. On January 28, 2016, we announced an increase in our quarterly cash dividend from $0.21 to $0.22 per share, which will be paid February 26, 2016, to stockholders of record on February 12, 2016. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended December 31, 2015:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
October 1 through October 31, 2015	-	$-	-	$501
November 1 through November 30, 2015	672,500	74.42	672,500	451
December 1 through December 31, 2015	-	-	-	451
Total	672,500	$74.42	672,500	$451

(1)

On October 27, 2011, our Board of Directors authorized the purchase of up to $500 million of our common stock. On October 22, 2015, our Board of Directors authorized an additional purchase of up to $500 million of our common stock.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of stockholders of our common stock with the cumulative total returns of the S&P 500 index and two customized peer groups. The peer group labeled “Prior Peer Group” consists of 15 companies: Amerco, ArcBest Corporation, Avis Budget Group Inc., C.H. Robinson Worldwide Inc., CSX Corporation, Expeditors International Of Washington Inc., Hertz Global Holdings Inc., Hub Group Inc., Kansas City Southern, Landstar System Inc., Norfolk Southern Corporation, Old Dominion Freight Line Inc., Ryder System Inc., Swift Transportation Company, and UTI Worldwide Inc. The peer group labeled “Current Peer Group” consists of 12 companies: Avis Budget Group Inc., C.H. Robinson Worldwide Inc., CSX Corporation, Expeditors International Of Washington Inc., Hertz Global Holdings Inc., Hub Group Inc., Kansas City Southern, Landstar System Inc., Norfolk Southern Corporation, Ryder System Inc., Swift Transportation Company, and UTI Worldwide Inc. The graph assumes the value of the investment in our common stock, in the index, and in each of the peer groups (including reinvestment of dividends) was $100 on December 31, 2010, and tracks it through December 31, 2015. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31,
	2010	2011	2012	2013	2014	2015

J.B. Hunt Transport Services, Inc.	$100.00	$111.74	$149.94	$195.31	$215.08	$189.21
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Prior Peer Group	100.00	99.68	100.94	146.52	173.24	131.29
Current Peer Group	100.00	99.51	99.43	142.17	166.23	122.04

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	2,009,423	$20.76(2)	7,521,753

(1)	We have no equity compensation plans that are not approved by security holders.

(2)

Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis. Accordingly, the restricted share units have been excluded for purposes of computing the weighted-average exercise price.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)

Earnings data for the years ended December 31,	2015	2014	2013	2012	2011
Operating revenues	$6,188	$6,165	$5,585	$5,055	$4,527
Operating income	716	632	577	530	444
Net earnings	427	375	342	310	257
Basic earnings per share	3.69	3.20	2.92	2.64	2.16
Diluted earnings per share	3.66	3.16	2.87	2.59	2.11
Cash dividends per share	0.84	0.80	0.45	0.71	0.52
Operating expenses as a percentage of operating revenues:
Rents and purchased transportation	48.4%	50.0%	50.2%	49.2%	46.9%
Salaries, wages and employee benefits	22.5	20.9	20.4	20.5	22.1
Fuel and fuel taxes	5.1	7.4	8.2	9.2	10.2
Depreciation and amortization	5.5	4.8	4.5	4.5	4.7
Operating supplies and expenses	3.6	3.5	3.6	3.5	3.6
Insurance and claims	1.2	1.3	1.0	1.1	1.0
General and administrative expenses, net of asset dispositions	1.1	0.8	0.8	0.6	0.7
Operating taxes and licenses	0.7	0.7	0.7	0.6	0.6
Communication and utilities	0.3	0.4	0.3	0.3	0.4
Total operating expenses	88.4	89.8	89.7	89.5	90.2
Operating income	11.6	10.2	10.3	10.5	9.8
Net interest expense	0.4	0.4	0.4	0.5	0.6
Earnings before income taxes	11.2	9.8	9.9	10.0	9.2
Income taxes	4.3	3.7	3.8	3.9	3.5
Net earnings	6.9%	6.1%	6.1%	6.1%	5.7%

Balance sheet data as of December 31,	2015	2014	2013	2012	2011
Working capital ratio	1.61	1.12	0.96	1.10	1.16
Total assets (millions)	$3,637	$3,378	$2,819	$2,465	$2,262
Stockholders’ equity (millions)	$1,300	$1,205	$1,012	$792	$568
Current portion of long-term debt (millions)	$-	$250	$250	$100	$50
Total debt (millions)	$1,005	$934	$708	$685	$749
Total debt to equity	0.77	0.78	0.70	0.87	1.32
Total debt as a percentage of total capital	44%	44%	41%	46%	57%

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. We have policies in place for 2016 with substantially the same terms as our 2015 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and, if applicable, conversion to fully insured status and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2015, we had an accrual of approximately $95 million for estimated claims. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2015, we had an aggregate prepaid insurance asset of approximately $87 million, which represented prefunded premiums and deposits.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis, and trailers in connection with our business. This equipment may be purchased or acquired under lease agreements. In addition, we may rent revenue equipment from various third parties under short-term rental arrangements. Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairment to our assets at December 31, 2015.

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

RESULTS OF OPERATIONS

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items compared with the prior year.

	Percentage of Operating Revenues			Percentage Change Between Years
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Operating revenues	100.0%	100.0%	100.0%	0.4%	10.4%

Operating expenses:
Rents and purchased transportation	48.4	50.0	50.2	(2.9)	10.0
Salaries, wages and employee benefits	22.5	20.9	20.4	8.1	13.4
Fuel and fuel taxes	5.1	7.4	8.2	(31.0)	(0.4)
Depreciation and amortization	5.5	4.8	4.5	15.3	16.2
Operating supplies and expenses	3.6	3.5	3.6	0.9	7.8
Insurance and claims	1.2	1.3	1.0	(9.1)	47.0
General and administrative expenses, net of asset dispositions	1.1	0.8	0.8	43.3	11.3
Operating taxes and licenses	0.7	0.7	0.7	11.1	20.1
Communication and utilities	0.3	0.4	0.3	(1.1)	8.7
Total operating expenses	88.4	89.8	89.7	(1.1)	10.5
Operating income	11.6	10.2	10.3	13.3	9.5
Net interest expense	0.4	0.4	0.4	(5.4)	16.4
Earnings before income taxes	11.2	9.8	9.9	14.2	9.2
Income taxes	4.3	3.7	3.8	14.4	8.8
Net earnings	6.9%	6.1%	6.1%	14.0%	9.5%

2015 Compared With 2014

Consolidated Operating Revenues

Our total consolidated operating revenues were $6.19 billion in 2015, remaining relatively flat when compared to $6.17 billion in 2014. Overall customer rate increases and load growth, and increased fleet counts in our JBI, DCS, and JBT segments, were offset by a 38.0% decrease in fuel surcharge revenue to $671 million in 2015 when compared to $1.08 billion in 2014, due to decreases in the price of fuel during the year. If fuel surcharge revenues were excluded from both years, our 2015 revenue increased 8.5% over 2014.

Consolidated Operating Expenses

Our 2015 consolidated operating expenses decreased 1.1% from 2014, while year-over-year revenue remained flat, resulting in a 2015 operating ratio of 88.4% compared to 89.8% in 2014. Rents and purchased transportation costs decreased 2.9% in 2015, primarily the result of the lower fuel component in the cost of services provided by third-party rail and truck carriers within JBI, DCS, and ICS segments. Salaries, wages and employee benefit costs increased 8.1% in 2015 from 2014. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers.

Fuel and fuel taxes expense decreased 31.0% in 2015 compared with 2014, due to decreases in the price of fuel during 2015, partially offset by increased road miles. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional or local fuel prices. While these programs may address fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue. As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues. Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

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

Depreciation and amortization expense increased 15.3% in 2015, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement equipment in JBT. Operating supplies and expenses increased 0.9%, driven primarily by increased toll rates and activity, partially offset by decreased general equipment maintenance and repair costs. Insurance and claims expense decreased 9.1% in 2015, primarily due to decreased accident severity and fewer incidents. General and administrative expenses increased 43.3% from 2014, due primarily to costs related to corporate wide streamlining and technology redevelopment efforts. Net gains from sale or disposal of assets were $1 million in 2015, compared with $6 million in 2014.

Net interest expense for 2015 decreased by 5.4% compared with 2014, primarily due to lower effective interest rates.

Our effective income tax rate was 38.10% in 2015 and 38.01% in 2014. The increase in 2015 was primarily related to an increase in state income tax expense. We expect our effective income tax rate to be in the range of 38.00% to 38.10% for calendar year 2016.

Segments

We operated four business segments during calendar year 2015. The operation of each of these businesses is described in our Notes to Consolidated Financial Statements. The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment Years Ended December 31, (in millions)
	2015	2014	2013
JBI	$3,665	$3,687	$3,456
DCS	1,451	1,394	1,231
ICS	699	718	537
JBT	386	386	391
Total segment revenues	6,201	6,185	5,615
Intersegment eliminations	(13)	(20)	(30)
Total	$6,188	$6,165	$5,585

	Operating Income by Segment Years Ended December 31, (in millions)
	2015	2014	2013
JBI	$477	$461	$447
DCS	163	117	110
ICS	36	30	16
JBT	40	24	4
Total	$716	$632	$577

Operating Data by Segment

	Years Ended December 31,
	2015	2014	2013
JBI
Loads	1,772,808	1,700,374	1,593,511
Average length of haul (miles)	1,652	1,656	1,694
Revenue per load	$2,067	$2,169	$2,169
Average tractors during the period(1)	4,949	4,502	3,916
Tractors (end of period)
Company-owned	4,276	3,916	3,448
Independent contractor	805	761	646
Total tractors	5,081	4,677	4,094
Trailing equipment (end of period)	78,957	73,298	65,979
Average effective trailing equipment usage	72,622	68,683	60,612

DCS
Loads	2,250,099	2,101,707	1,835,872
Average length of haul (miles)	175	177	190
Revenue per truck per week(2)	$4,028	$4,098	$4,109
Average trucks during the period(3)	7,012	6,641	5,865
Trucks (end of period)
Company-owned	6,762	6,425	5,805
Independent contractor	10	7	10
Customer-owned (Dedicated-operated)	436	448	592
Total trucks	7,208	6,880	6,407
Trailing equipment (end of period)	21,672	20,516	19,062
Average effective trailing equipment usage	22,391	20,927	19,229

ICS
Loads	542,947	453,410	388,987
Revenue per load	$1,288	$1,584	$1,380
Gross profit margin	15.3%	13.0%	11.8%
Employee count (end of period)	670	582	503
Approximate number of third-party carriers (end of period)	45,700	39,100	34,600

JBT
Loads	366,297	370,555	386,875
Average length of haul (miles)	448	411	431
Loaded miles (000)	163,115	151,725	165,543
Total miles (000)	193,856	179,036	194,046
Average nonpaid empty miles per load	78.9	71.8	73.3
Revenue per tractor per week(2)	$3,698	$4,068	$3,828
Average tractors during the period(1)	2,051	1,868	2,007
Tractors (end of period)
Company-owned	1,462	1,296	1,200
Independent contractor	687	590	657
Total tractors	2,149	1,886	1,857
Trailing equipment (end of period)	7,604	7,215	6,828
Average effective trailing equipment usage	6,460	5,891	6,877

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue decreased 0.6% to $3.66 billion in 2015, from $3.69 billion in 2014, resulting from a decrease in revenue per load, which is attributable to customer rate increases offset by lower fuel surcharges and freight mix. This decrease was partially offset by increases in load volume in both our eastern and transcontinental networks. Excluding fuel surcharge, revenues increased 8.7% and revenue per load increased 4.4% in 2015 over the prior year. Average length of haul remained relatively flat in 2015 when compared to 2014.

Operating income in our JBI segment increased to $477 million in 2015, from $461 million in 2014. This increase was primarily due to customer rate increases, increased load volume, reduced reliance on outsourced dray carriers, lower insurance and cargo claim costs, and lower maintenance costs, partially offset by increases in rail purchased transportation rates, higher equipment depreciation expense, higher driver procurement and retention expenses, and $6.4 million in corporate-wide streamlining and technology redevelopment costs.

DCS Segment

DCS segment revenue increased 4.1% to $1.45 billion in 2015, from $1.39 billion in 2014. Productivity, defined as revenue per truck per week, decreased 1.7% when compared to 2014, primarily from lower fuel surcharge revenue. Revenue, excluding fuel surcharges, increased 10.0% in 2015 compared to 2014, and productivity excluding fuel surcharge revenue increased 3.9% from 2014, primarily from customer rate increases and additional activity at customer accounts. DCS ended 2015 with a net additional 328 revenue-producing trucks when compared to 2014.

Operating income increased to $163 million in 2015, compared with $117 million in 2014. The increase in operating income was primarily due to increased revenue, improved asset utilization, less reliance on third-party carriers and lower maintenance costs, partially offset by increased equipment depreciation expense, higher driver wage and recruiting costs, and $2.6 million in corporate-wide streamlining and technology redevelopment costs.

ICS Segment

ICS segment revenue decreased 2.6% to $699 million in 2015, from $718 million in 2014. This decrease in revenue was primarily due to decreased revenue per load resulting from lower fuel prices, changes in freight mix, and less transactional customer demand, partially offset by an increase in overall load volume. Contractual business was approximately 71% of the total load volume and 63% of the total revenue in the 2015, compared to 63% of the total load volume and 55% of the total revenue in 2014.

Operating income increased to $36 million in 2015, compared to $30 million in 2014, primarily due to improved gross profit margin. ICS gross profit margin increased to 15.3% for 2015 from 13.0% for 2014. Improvements in gross profit margin were offset by approximately $4.4 million in corporate-wide streamlining and technology redevelopment costs and higher personnel costs as the total branch count increased to 34 from 29 at the end of 2014. ICS’s carrier base increased 17%, and the employee count increased 15% when compared to 2014.

JBT Segment

JBT segment revenue remained flat at $386 million in 2015 when compared to 2014. Excluding fuel surcharges, revenue for 2015 increased 7.5% compared to 2014, primarily due to increased truck count and core rate increases.

JBT segment had operating income of $40 million in 2015 compared with $24 million in 2014. Benefits from an increased truck count, core rate increases, and improvements in equipment maintenance costs, insurance and claims costs, and fuel economy were partially offset by lower asset utilization, higher driver wage and hiring costs, lower gains on equipment sales, increased equipment depreciation expense, increased driver and independent contractor costs per mile, and corporate-wide streamlining and technology redevelopment costs.

2014 Compared With 2013

Consolidated Operating Revenues

Our total consolidated operating revenues were $6.2 billion in 2014, a 10.4% increase over 2013, primarily due to increased load volume and rate increases. Fuel surcharge revenues remained flat at $1.1 billion in 2014 when compared to 2013, due to decreases in the price of fuel during the second half of 2014. If fuel surcharge revenues were excluded from both years, our 2014 revenue increased 12.3% over 2013.

Consolidated Operating Expenses

Our 2014 consolidated operating expenses increased 10.5% from 2013, compared to the 10.4% increase in revenue year over year, resulting in a 2014 operating ratio of 89.8% compared to 89.7% in 2013. Rents and purchased transportation costs increased 10.0% in 2014, primarily due to the increase in load volume that increased services from third-party rail and truck carriers within our JBI, DCS, and ICS segments. Salaries, wages and employee benefit costs increased 13.4% in 2014 from 2013. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers. In addition, workers’ compensation claims expense increased due to increases in both incident volume and severity, as well as increased insurance premium costs.

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

Depreciation and amortization expense increased 16.2% in 2014, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement tractors and trailers in JBT. Operating supplies and expenses increased 7.8%, driven primarily by increased general maintenance costs resulting from growth in equipment fleets and increased toll activity. Insurance and claims expense increased 47.0% for 2014, primarily due to higher incidents and increased accident severity. General and administrative expenses increased 11.3%, due primarily to an increase in driver advertising, higher building and facility rental expenses, and increased professional fees, partially offset by an increase in net gains from asset sales and disposals. Net gains from the disposal of assets were $6 million in 2014, compared with $5 million in 2013.

Net interest expense for 2014 increased by 16.4% compared with 2013, primarily due to increased average debt levels.

Our effective income tax rate was 38.01% in 2014 and 38.15% in 2013. The decrease in 2014 was primarily related to a decrease in the provision for uncertain tax positions taken in prior years.

JBI Segment

JBI segment experienced an environment of challenging rail service and limited dray fleet capacity throughout 2014. JBI segment revenue increased 6.7% to $3.69 billion in 2014, from $3.46 billion in 2013, primarily due to a 6.7% increase in overall load volume, with both our eastern and transcontinental networks reporting increased volumes. Excluding fuel surcharge, revenues increased 8.0% in 2014 over the prior year. The combination of traffic mix, customer rate increases, and fuel surcharge revenue resulted in revenue per load remaining unchanged compared to a year ago. Average length of haul decreased 2.3% in 2014 when compared to 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $873 million in 2015 and $647 million in 2014. This increase in 2015 was primarily due to increased earnings and the collection of trade and income taxes receivable, partially offset by the timing of the payments of trade payables and accrued expenses.

Net cash used in investing activities totaled $577 million in 2015, compared with $660 million in 2014. The decrease resulted primarily from a reduction in equipment purchases, combined with an increase in proceeds from the sale of equipment in 2015, compared to 2014.

Net cash used in financing activities was $297 million in 2015, compared to net cash provided by financing activities of $13 million in 2014. This change resulted primarily from an increase in treasury stock purchases and lower long-term debt issuances, net of long-term debt repayments, in 2015.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and other factors the Board of Directors may deem relevant. We paid a $0.15 per share quarterly dividend in 2013, with the first quarter dividend being pulled forward and paid in fourth quarter 2012, a $0.20 per share quarterly dividend in 2014, and a $0.21 per share quarterly dividend in 2015. On January 28, 2016, we announced an increase in our quarterly cash dividend from $0.21 to $0.22 per share, which will be paid February 26, 2016, to stockholders of record on February 12, 2016. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

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

At December 31, 2015, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2020. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2015, we had $150 million outstanding at an average interest rate of 1.39% under this agreement.

Our senior notes consist of three separate issuances. The first and second issuances are $250 million of 2.40% senior notes due March 2019 and $250 million of 3.85% senior notes due March 2024, respectively, both of which were issued in March 2014. Interest payments under both notes are due semiannually in March and September of each year. The third issuance is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under this note are due semiannually in February and August of each year, beginning February 2016. We may redeem for cash some or all of these notes based on a redemption price set forth in the note indenture. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% fixed-rate senior notes due March 2019 and our $350 million of 3.30% fixed-rate senior notes due August 2022 to variable rates, resulting in interest rates of 1.36% and 1.72%, respectively, at December 31, 2015. The applicable interest rates under these swap agreements are based on LIBOR plus an established margin.

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at December 31, 2015.

We believe our liquid assets, cash generated from operations, and various financing arrangements will provide sufficient funds for our operating and capital requirements for the foreseeable future.

We are currently committed to spend approximately $463 million, net of proceeds from sales or trade-ins, during 2016 and 2017, which is primarily related to the acquisition of containers, chassis, and tractors.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases. As of December 31, 2015, we had approximately $28.1 million of obligations, primarily related to facility leases.

Contractual Obligations and Commitments

The following table summarizes our expected obligations and commitments (in millions) as of December 31, 2015:

	Total	2016	2017-2018	2019-2020	2021 and thereafter
Operating leases	$28.1	$13.5	$12.6	$1.8	$0.2
Long-term debt obligations	1,000.0	-	-	400.0	600.0
Interest payments on debt (1)	141.2	21.1	42.3	36.0	41.8
Commitments to acquire revenue equipment and facilities	463.3	455.4	7.9	-	-
Total	$1,632.6	$490.0	$62.8	$437.8	$642.0

(1)	Interest payments on debt are based on the debt balance and applicable rate at December 31, 2015.

We had standby letters of credit outstanding of approximately $4.4 million at December 31, 2015, that expire at various dates in 2016, which are related to certain operating agreements and our self-insured retention levels for casualty and workers’ compensation claims. We plan to renew these letters of credit in accordance with our third-party agreements. The table above excludes $36.0 million of liabilities related to uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the ultimate timing of settlement. See Note 7, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% fixed-rate senior notes due March 2019 and our $350 million of 3.30% fixed-rate senior notes due August 2022 to variable rates. The applicable interest rates under these swap agreements are based on LIBOR plus an established margin. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $7.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2015. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases. As of December 31, 2015, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and reports thereon of our independent registered public accounting firm as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Earnings for years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for years ended December 31, 2015, 2014, and 2013

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The schedule of directors is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 21, 2016.

Executive Officers

The schedule of executive officers is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 21, 2016.

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

Audit Committee

The information required by Regulation S-K, Item 407(d) is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 21, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 21, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 21, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 21, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for Annual Meeting of Stockholders to be held April 21, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Financial Statements
The financial statements included in Item 8 above are filed as part of this annual report.

(2)	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Years Ended:	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2013	$6.6	$14.0	$(12.5)	$8.1
December 31, 2014	8.1	19.0	(17.6)	9.5
December 31, 2015	9.5	9.5	(9.1)	9.9

All other schedules have been omitted either because they are not applicable or because the required information is included in our Consolidated Financial Statements or the notes thereto.

(3)	Exhibits
The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (“Exhibit Index”).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 23rd day of February, 2016.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 23rd day of February, 2016, on behalf of the registrant and in the capacities indicated.

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

10.3	Summary of Compensation Arrangements with Named Executive Officers

10.4	Indenture (incorporated by reference from Exhibit 4.1 of the Company’s registration statement on Form S-3ASR, filed September 14, 2010)

10.5	Second Supplemental Indenture (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed March 6, 2014)

10.6	Third Supplemental Indenture (incorporated by reference from Exhibit 4.4 of the Company’s current report on Form 8-K, filed March 6, 2014)

10.7	Fourth Supplemental Indenture (incorporated by reference from Exhibit 4.3 of the Company’s current report on Form 8-K, filed August 6, 2015)

10.8	Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed October 2, 2015)

21.1	Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/ John N. Roberts, III	/s/ David G. Mee
John N. Roberts, III	David G. Mee
President and Chief Executive Officer	Executive Vice President, Finance and
(Principal Executive Officer)	Administration, Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Hunt Transport Services, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas

February 23, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

We have audited J.B. Hunt Transport Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). J.B. Hunt Transport Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, J.B. Hunt Transport Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J.B. Hunt Transport Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of J.B. Hunt Transport Services, Inc. and subsidiaries, and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas

February 23, 2016

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(in thousands, except share data)

Assets	2015	2014
Current assets:
Cash and cash equivalents	$5,566	$5,961
Trade accounts receivable, net	654,542	653,795
Inventories	23,191	27,740
Prepaid licenses and permits	25,057	22,886
Prepaid insurance	60,599	55,660
Other current assets	90,412	95,457
Total current assets	859,367	861,499
Property and equipment, at cost:
Revenue and service equipment	3,636,767	3,336,529
Land	39,026	38,978
Structures and improvements	154,142	153,704
Furniture and office equipment	189,516	190,546
Total property and equipment	4,019,451	3,719,757
Less accumulated depreciation	1,318,122	1,237,225
Net property and equipment	2,701,329	2,482,532
Other assets	75,871	34,455
Total assets	$3,636,567	$3,378,486

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$-	$250,000
Trade accounts payable	340,332	325,838
Claims accruals	104,220	96,719
Accrued payroll	59,420	80,547
Other accrued expenses	28,445	17,966
Total current liabilities	532,417	771,070
Long-term debt	1,005,026	683,539
Other long-term liabilities	58,552	59,561
Deferred income taxes	740,220	659,793
Total liabilities	2,336,215	2,173,963
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2015 and 2014, of which 113,947,780 shares and 116,575,163 shares were outstanding at December 31, 2015 and 2014, respectively)	1,671	1,671
Additional paid-in capital	268,728	247,641
Retained earnings	2,885,843	2,555,972
Treasury stock, at cost (53,151,652 shares at December 31, 2015, and 50,524,269 shares at December 31, 2014)	(1,855,890)	(1,600,761)
Total stockholders’ equity	1,300,352	1,204,523

Total liabilities and stockholders' equity	$3,636,567	$3,378,486

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years Ended December 31, 2015, 2014 and 2013

(in thousands, except per share amounts)

	2015	2014	2013

Operating revenues, excluding fuel surcharge revenues	$5,516,282	$5,082,827	$4,527,238
Fuel surcharge revenues	671,364	1,082,614	1,057,333
Total operating revenues	6,187,646	6,165,441	5,584,571
Operating expenses:
Rents and purchased transportation	2,994,586	3,085,276	2,805,568
Salaries, wages and employee benefits	1,394,239	1,290,404	1,138,213
Fuel and fuel taxes	313,034	453,919	455,926
Depreciation and amortization	339,613	294,496	253,380
Operating supplies and expenses	220,597	218,539	202,700
Insurance and claims	73,689	81,062	55,158
General and administrative expenses, net of asset dispositions	72,522	50,596	45,469
Operating taxes and licenses	43,084	38,796	32,307
Communication and utilities	20,588	20,811	19,142
Total operating expenses	5,471,952	5,533,899	5,007,863
Operating income	715,694	631,542	576,708
Interest income	86	87	69
Interest expense	25,577	27,028	23,209
Earnings before income taxes	690,203	604,601	553,568
Income taxes	262,968	229,809	211,186
Net earnings	$427,235	$374,792	$342,382

Weighted average basic shares outstanding	115,677	117,000	117,449
Basic earnings per share	$3.69	$3.20	$2.92
Weighted average diluted shares outstanding	116,728	118,445	119,404
Diluted earnings per share	$3.66	$3.16	$2.87
Dividends declared per common share	$0.84	$0.80	$0.45

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2015, 2014 and 2013

(in thousands, except per share amounts)

		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
Balances at December 31, 2012	$1,671	$207,073	$1,985,213	$(1,402,097)	$791,860
Comprehensive income:
Net earnings	-	-	342,382	-	342,382
Cash dividend declared and paid ($0.45 per share)	-	-	(52,811)	-	(52,811)
Tax benefit of stock options exercised	-	21,950		-	21,950
Purchase of treasury shares	-	-	-	(114,723)	(114,723)
Stock compensation	-	32,354	-	-	32,354
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(34,782)	-	26,222	(8,560)

Balances at December 31, 2013	$1,671	$226,595	$2,274,784	$(1,490,598)	$1,012,452
Comprehensive income:
Net earnings	-	-	374,792	-	374,792
Cash dividend declared and paid ($0.80 per share)	-	-	(93,604)	-	(93,604)
Tax benefit of stock options exercised	-	16,645	-	-	16,645
Purchase of treasury shares	-	-	-	(125,000)	(125,000)
Stock compensation	-	35,333	-	-	35,333
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(30,932)	-	14,837	(16,095)

Balances at December 31, 2014	$1,671	$247,641	$2,555,972	$(1,600,761)	$1,204,523
Comprehensive income:
Net earnings	-	-	427,235	-	427,235
Cash dividend declared and paid ($0.84 per share)	-	-	(97,364)	-	(97,364)
Tax benefit of stock options exercised	-	12,877	-	-	12,877
Purchase of treasury shares	-	-	-	(262,275)	(262,275)
Stock compensation	-	37,228	-	-	37,228
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(29,018)	-	7,146	(21,872)

Balances at December 31, 2015	$1,671	$268,728	$2,885,843	$(1,855,890)	$1,300,352

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net earnings	$427,235	$374,792	$342,382
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	339,613	294,496	253,380
Share-based compensation	37,228	35,333	32,354
Gain on sale of revenue equipment and other	(1,281)	(6,342)	(5,334)
Provision for deferred income taxes	80,427	79,343	48,076
Changes in operating assets and liabilities:
Trade accounts receivable	(747)	(85,276)	(102,508)
Income taxes receivable or payable	3,055	(72,291)	(5,381)
Other current assets	(17,735)	(29,793)	(23,254)
Trade accounts payable	8,600	15,284	11,530
Claims accruals	7,502	28,498	20,779
Accrued payroll and other accrued expenses	(10,589)	12,735	2,327
Net cash provided by operating activities	873,308	646,779	574,351
Cash flows from investing activities:
Additions to property and equipment	(725,122)	(808,569)	(493,431)
Proceeds from sale of equipment	168,686	148,859	50,927
Change in other assets	(20,096)	29	(37)
Net cash used in investing activities	(576,532)	(659,681)	(442,541)
Cash flows from financing activities:
Proceeds from issuances of long-term debt	349,129	499,642	-
Payments on long-term debt	(250,000)	(250,000)	(100,000)
Proceeds from revolving lines of credit and other	2,110,800	2,092,193	1,933,753
Payments on revolving lines of credit and other	(2,138,466)	(2,110,749)	(1,811,177)
Purchase of treasury stock	(262,275)	(125,000)	(114,723)
Stock option exercises and other	2,978	7,324	9,403
Stock repurchased for payroll taxes	(24,850)	(23,419)	(17,963)
Tax benefit of stock options exercised	12,877	16,645	21,950
Dividends paid	(97,364)	(93,604)	(52,811)
Net cash provided by/(used in) financing activities	(297,171)	13,032	(131,568)
Net increase/(decrease) in cash and cash equivalents	(395)	130	242
Cash and cash equivalents at beginning of year	5,961	5,831	5,589
Cash and cash equivalents at end of year	$5,566	$5,961	$5,831
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$27,245	$26,685	$24,722
Income taxes	$163,304	$192,955	$141,968

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts and revenue adjustments is based on historical experience, as well as any known trends or uncertainties related to customer billing and account collectability. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts and revenue adjustments was $9.9 million and $9.5 million at December 31, 2015 and 2014, respectively.

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

At December 31, 2015 and 2014, we had no available-for-sale securities. See Note 8, Employee Benefit Plans, for a discussion of our trading securities.

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

	Years ended December 31,
	2015	2014	2013

Weighted average shares outstanding – basic	115,677	117,000	117,449

Effect of common stock equivalents	1,051	1,445	1,955

Weighted average shares outstanding – diluted	116,728	118,445	119,404

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For the years ended December 31, 2015, 2014, and 2013, our top 10 customers, based on revenue, accounted for approximately 29%, 28%, and 29%, respectively, of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 27% and 29% of our total trade accounts receivable at December 31, 2015 and 2014, respectively. We had no individual customers with revenues greater than 10% of total revenues.

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2013 through 2015, we were self-insured for $500,000 per occurrence for personal injury and property damage and self-insured for $100,000 per workers’ compensation claim. We have policies in place for 2016 with substantially the same terms as our 2015 policies for personal injury, workers’ compensation, and cargo and property damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and, if applicable, conversion to fully insured status and provides an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2015 and 2014, we had an accrual of approximately $95 million and $88 million, respectively, for estimated claims. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2015 and 2014, we had an aggregate prepaid insurance asset of approximately $87 million and $68 million, respectively, which represented prefunded premiums.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We have the option of using either a full retrospective or a modified retrospective approach when adopting this new standard. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 one year to interim and annual periods beginning after December 15, 2017. Early adoption is permitted after the original effective date of December 15, 2016. We are currently evaluating the alternative transition methods and the potential effects of the adoption of this update on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015, but early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on our financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet and are effective for interim and annual periods beginning after December 15, 2017. With certain exceptions, early adoption is not permitted. The adoption of the new guidance is not expected to have a material impact on our financial statements.

Accounting Pronouncements Adopted in 2015

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which amends the current presentation of deferred taxes in the financial statements. ASU 2015-17 requires that deferred tax assets and deferred tax liabilities be presented in the balance sheet as noncurrent, which simplifies the current guidance that requires entities to separately present these items as current and noncurrent in the balance sheet.  The amendments can be applied retrospectively or prospectively and are effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. We retroactively adopted ASU 2015-17 at December 31, 2015, and have reclassified all prior periods to be consistent with the amendments outlined in the ASU.  The impact of the prior period reclassification was an $18.6 million reduction of current assets and working capital at December 31, 2014.

3.	Financing Arrangements

Outstanding borrowings under our current financing arrangements consist of the following (in millions):

	December 31,
	2015	2014
Senior revolving line of credit	$150.0	$183.0
Senior notes, net of unamortized discount	855.0	750.5
Less current portion of long-term debt	-	(250.0)
Total long-term debt	$1,005.0	$683.5

Aggregate maturities of long-term debt subsequent to December 31, 2015, are as follows: $252.3 million in 2019, $150.0 million in 2020, and $602.7 million thereafter.

Senior Revolving Line of Credit

In September 2015, we replaced our $500 million senior revolving credit facility established in August 2011 with a new credit facility authorizing us to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks. This new senior credit facility has a five-year term expiring in September 2020, and allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2015, we had $150 million outstanding at an average interest rate of 1.39% under this agreement.

Senior Notes

Our senior notes consist of three separate issuances. The first and second issuances are $250 million of 2.40% senior notes due March 2019 and $250 million of 3.85% senior notes due March 2024, respectively, both of which were issued in March 2014. Interest payments under both notes are due semiannually in March and September of each year. The third issuance is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under this note are due semiannually in February and August of each year, beginning February 2016. All three senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guarantied on a full and unconditional basis by a wholly owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to a shelf registration statement filed in February 2014. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 4, Derivative Financial Instruments, for terms of interest rate swaps entered into on the $250 million of 2.40% senior notes due March 2019 and the $350 million of 3.30% senior notes due August 2022. Our $250 million of 3.375% senior notes matured in September 2015. The entire outstanding balance was paid in full at maturity.

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at December 31, 2015.

4.	Derivative Financial Instruments

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements is based on LIBOR plus an established margin, resulting in an interest rate of 1.36% for our $250 million of 2.40% senior notes and 1.72% for our $350 million of 3.30% senior notes at December 31, 2015. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other assets in our Consolidated Balance Sheet at December 31, 2015. See Note 9, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

5.	Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2015 or 2014. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders. At December 31, 2015, we had 2.0 million shares of common stock to be issued upon the exercise or vesting of equity awards and 7.5 million shares reserved for future issuance pursuant to share-based payment plans. During calendar year 2015, we purchased approximately 3.3 million shares, or $262.3 million, of our common stock in accordance with plans authorized by our Board. At December 31, 2015, we had $451.0 million available under an authorized plan to purchase our common stock.

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

Our restricted share units have various vesting schedules generally ranging from 3 to 10 years when awarded. These restricted share units do not contain rights to vote or receive dividends until the vesting date. Unvested restricted share units are forfeited if the employee terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee. Restricted share units are valued based on the fair value of the award on the grant date, adjusted for dividend estimates based on grant date dividend rates.

Our performance share units vest based on the passage of time (generally 3 to 10 years) and achievement of performance criteria. Performance share units do not contain rights to vote or receive dividends until the vesting date. Unvested performance share units are forfeited if the employee terminates for any reason other than death or disability. Performance shares are valued based on the fair value of the award on the grant date, adjusted for dividend estimates based on grant date dividend rates.

Our nonstatutory stock options may be granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vest over a 10-year period and are forfeited immediately if the employee terminates for any reason other than death, disability or retirement after age 55. We did not grant any stock options during the years ended December 31, 2015, 2014, and 2013.

An employee is allowed to surrender shares of common stock that the employee has owned for at least six months in full or partial payment of the option price of an option being exercised and/or to satisfy tax withholding obligations incident to the vesting of restricted share units, performance share units, or the exercise of an option.

We account for our restricted share units, performance share units, and stock options in accordance with current accounting standards for share-based payments. These standards require that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in our Consolidated Financial Statements based on the grant date fair value of those awards. This cost is recognized over the period for which an employee is required to provide service in exchange for the award, subject to the attainment of performance metrics established for performance share units. Share-based compensation expense is recorded in salaries, wages, and employee benefits in our Consolidated Statements of Earnings, along with other compensation expenses to employees. The following table summarizes the components of our share-based compensation program expense (in thousands):

	Years ended December 31,
	2015	2014	2013
Restricted share units
Pretax compensation expense	$27,898	$27,256	$25,606
Tax benefit	10,629	10,360	9,769
Restricted share units, net of tax	$17,269	$16,896	$15,837
Performance share units
Pretax compensation expense	$9,330	$7,882	$5,941
Tax benefit	3,555	2,996	2,266
Performance share awards, net of tax	$5,775	$4,886	$3,675
Stock options
Pretax compensation expense	$-	$195	$807
Tax benefit	-	74	308
Stock option expense, net of tax	$-	$121	$499

A summary of our restricted share units, performance share units, and nonstatutory stock options is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	2,835,466	$32.75
Granted	522,062	71.50
Vested	(865,147)	31.92
Forfeited	(70,951)	36.67
Unvested at December 31, 2013	2,421,430	$41.49
Granted	447,780	75.61
Vested	(808,914)	37.33
Forfeited	(119,298)	47.81
Unvested at December 31, 2014	1,940,998	$51.74
Granted	390,143	74.86
Vested	(783,483)	39.45
Forfeited	(30,908)	54.89
Unvested at December 31, 2015	1,516,750	$63.96

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	309,500	$47.07
Granted	160,500	71.90
Vested	(61,975)	47.48
Forfeited	-	-
Unvested at December 31, 2013	408,025	$56.78
Granted	106,945	76.22
Vested	(81,075)	53.26
Forfeited	-	-
Unvested at December 31, 2014	433,895	$62.23
Granted	160,574	74.37
Vested	(103,796)	58.28
Forfeited	-	-
Unvested at December 31, 2015	490,673	$67.04

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	1,031	$16.63	2.35	$44.4
Exercised	(585)	14.77	-	34.0
Forfeited	(6)	19.89	-	-
Outstanding at December 31, 2013	440	$19.08	1.67	$25.6
Exercised	(341)	18.70	-	19.9
Forfeited	(1)	19.08	-	-
Outstanding at December 31, 2014	98	$20.40	0.86	$6.3
Exercised	(95)	20.35	-	5.8
Forfeited	(1)	24.27	-	-
Outstanding at December 31, 2015	2	$20.76	0.05	$0.1
Exercisable	2	$20.76	0.05	$0.1

At December 31, 2015, we had $58.5 million and $19.4 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately 3.6 years for restricted share units and 2.6 years for performance share units.

The aggregate intrinsic value of restricted and performance share units vested and options exercised during the years ended December 31, 2015, 2014, and 2013, was $80.8 million, $88.5 million, and $104.5 million, respectively. The aggregate intrinsic value of unvested restricted and performance share units was $147.3 million at December 31, 2015. The total fair value of shares vested for restricted share, performance share, and stock option plans during the years ended December 31, 2015, 2014, and 2013, was $37.3 million, $37.5 million, and $35.4 million, respectively.

7.	Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2015	2014	2013
Current:
Federal	$160,235	$130,761	$144,299
State and local	22,306	19,705	18,811
	182,541	150,466	163,110
Deferred:
Federal	71,292	72,547	41,811
State and local	9,135	6,796	6,265
	80,427	79,343	48,076
Total tax expense	$262,968	$229,809	$211,186

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Income tax at federal statutory rate	$241,571	$211,610	$193,749
State tax, net of federal effect	18,671	17,357	13,551
Nondeductible meals and entertainment	1,420	1,395	1,543
Change in effective state tax rate, net of federal benefit	1,761	256	3,708
Change in valuation allowance	-	-	(755)
Other, net	(455)	(809)	(610)
Total tax expense	$262,968	$229,809	$211,186

Income taxes receivable was $76.7 million and $79.8 million at December 31, 2015 and 2014, respectively. These amounts have been included in other current assets in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014, are presented below (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Insurance accruals	$33,522	$30,565
Allowance for doubtful accounts	2,335	2,291
Compensation accrual	13,991	15,260
Deferred compensation accrual	24,687	25,042
Federal benefit of state uncertain tax positions	12,751	12,268
Capital loss carry-forward	-	1,443
Other	4,036	3,954
Total gross deferred tax assets	91,322	90,823
Valuation allowance	(552)	(1,994)
Total deferred tax assets, net of valuation allowance	90,770	88,829
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	786,840	707,071
Prepaid permits and insurance, principally due to expensing for income tax purposes	33,064	30,012
Other	11,086	11,539
Total gross deferred tax liabilities	830,990	748,622
Net deferred tax liability	$740,220	$659,793

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

	December 31,
	2015	2014	2013
Beginning balance	$31.6	$29.7	$25.8
Additions based on tax positions related to the current year	9.4	8.2	7.0
Additions/(reductions) based on tax positions taken in prior years	(2.5)	0.4	(1.2)
Reductions due to settlements	(3.0)	(3.7)	(0.1)
Reductions due to lapse of applicable statute of limitations	(3.5)	(3.0)	(1.8)
Ending balance	$32.0	$31.6	$29.7

At December 31, 2015 and 2014, we had a total of $32.0 million and $31.6 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $20.8 million and $20.5 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2015 and 2014, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Financial Statements.  The amount of accrued interest and penalties recognized during the years ended December 31, 2015, 2014, and 2013, was $1.9 million, $1.8 million, and $1.9 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2015 and 2014, was $4.0 million and $3.5 million, respectively.

Tax years 2012 and forward remain subject to examination by federal tax jurisdictions, while tax years 2005 and forward remain open for state jurisdictions.

8.	Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2015, 2014, and 2013, our matching contributions to the plan were $14.7 million, $11.6 million, and $11.4 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of 2 to 25 years upon reaching age 55, having 15 years of service, or becoming disabled. Our total liability under this plan was $13.6 million as of December 31, 2015, and $13.5 million as of December 31, 2014. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $13.6 million as of December 31, 2015, and $13.5 million as of December 31, 2014.

9.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at December 31, 2015 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$13.6	1
Interest rate swap	$6.1	2
Senior notes	$(605.2)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of interest rate swaps and corresponding senior notes have been measured using the income approach (Level 2), which include relevant interest rate curve inputs. Trading investments and interest rate swaps are classified in other assets in our Consolidated Balance Sheets, and the senior notes are classified in long-term debt in our Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at December 31, 2015, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $399.8 million and $407.7 million, respectively.

The carrying amounts of all other instruments at December 31, 2015, approximate their fair value due to the short maturity of these instruments.

10.	Commitments and Contingencies

As of December 31, 2015, we had approximately $28.1 million of obligations remaining under operating lease arrangements related primarily to terminal and support facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015, are approximately $28.1 million, with payment streams as follows (in millions): 2016 - $13.5; 2017 - $8.7; 2018 - $3.9, 2019 - $1.3, 2020 - $0.5, and thereafter - $0.2.

Total rent expense was $39.5 million in 2015, $39.1 million in 2014, and $33.2 million in 2013. At December 31, 2015, we had outstanding commitments of approximately $463 million, net of proceeds from sales or trade-ins during 2016 and 2017, which is primarily related to the acquisition of containers, chassis, and tractors.

During 2015, we issued financial standby letters of credit as a guaranty of our performance under certain operating agreements and self-insurance arrangements. If we default on our commitments under the agreements or other arrangements, we are required to perform under these guaranties. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $4.4 million as of December 31, 2015.

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

Our customers are geographically dispersed across the United States. A summary of certain segment information as of December 31 is presented below (in millions):

	Assets (Excludes intercompany accounts)
	December 31,
	2015	2014	2013
JBI	$1,848	$1,733	$1,611
DCS	949	832	721
ICS	99	106	78
JBT	286	289	164
Other (includes corporate)	455	418	245
Total	$3,637	$3,378	$2,819

	Revenues
	Years ended December 31,
	2015	2014	2013
JBI	$3,665	$3,687	$3,456
DCS	1,451	1,394	1,231
ICS	699	718	537
JBT	386	386	391
Total segment revenues	6,201	6,185	5,615
Intersegment eliminations	(13)	(20)	(30)
Total	$6,188	$6,165	$5,585

	Operating Income
	Years ended December 31,
	2015	2014	2013
JBI	$477	$461	$447
DCS	163	117	110
ICS	36	30	16
JBT	40	24	4
Total	$716	$632	$577

	Depreciation and Amortization Expense
	Years ended December 31,
	2015	2014	2013
JBI	$148	$130	$116
DCS	133	117	97
JBT	42	32	29
Other	17	15	11
Total	$340	$294	$253

12.	Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2015 and 2014 are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2015:
Operating revenues	$1,440,180	$1,539,957	$1,586,494	$1,621,015
Operating income	$155,220	$173,735	$193,846	$192,893
Net earnings	$91,932	$103,419	$115,139	$116,746
Basic earnings per share	$0.79	$0.89	$1.00	$1.02
Diluted earnings per share	$0.78	$0.88	$0.99	$1.01

2014:
Operating revenues	$1,406,908	$1,547,867	$1,601,156	$1,609,511
Operating income	$117,307	$159,230	$172,100	$182,905
Net earnings	$68,664	$93,408	$102,414	$110,306
Basic earnings per share	$0.59	$0.80	$0.87	$0.94
Diluted earnings per share	$0.58	$0.79	$0.87	$0.93