Form 10-Q
period 2016-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2016-04-29
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

            Yes                 No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2016 was 112,654,332.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended March 31, 2016

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Operating revenues, excluding fuel surcharge revenues	$1,426,654	$1,263,910
Fuel surcharge revenues	102,058	176,270
Total operating revenues	1,528,712	1,440,180

Operating expenses:
Rents and purchased transportation	740,402	693,685
Salaries, wages and employee benefits	362,511	330,510
Depreciation and amortization	88,352	81,378
Fuel and fuel taxes	59,414	81,813
Operating supplies and expenses	54,537	50,481
General and administrative expenses, net of asset dispositions	21,833	13,933
Insurance and claims	17,428	17,428
Operating taxes and licenses	11,126	10,088
Communication and utilities	5,219	5,644
Total operating expenses	1,360,822	1,284,960
Operating income	167,890	155,220
Net interest expense	6,442	6,703
Earnings before income taxes	161,448	148,517
Income taxes	61,350	56,585
Net earnings	$100,098	$91,932

Weighted average basic shares outstanding	113,072	116,558

Basic earnings per share	$0.89	$0.79

Weighted average diluted shares outstanding	114,003	117,800

Diluted earnings per share	$0.88	$0.78

Dividends declared per common share	$0.22	$0.21

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,992	$5,566
Trade accounts receivable, net	690,352	654,542
Prepaid expenses and other	118,586	197,817
Total current assets	814,930	857,925
Property and equipment, at cost	4,078,641	4,019,451
Less accumulated depreciation	1,339,275	1,318,122
Net property and equipment	2,739,366	2,701,329
Other assets	92,662	70,290
Total assets	$3,646,958	$3,629,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$381,185	$340,332
Claims accruals	107,241	104,220
Accrued payroll	70,997	59,420
Other accrued expenses	21,291	28,445
Total current liabilities	580,714	532,417

Long-term debt	961,346	998,003
Other long-term liabilities	63,341	58,552
Deferred income taxes	755,477	740,220
Stockholders' equity	1,286,080	1,300,352
Total liabilities and stockholders' equity	$3,646,958	$3,629,544

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$100,098	$91,932
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	88,352	81,378
Share-based compensation	10,972	10,129
(Gain)/Loss on sale of revenue equipment and other	30	(804)
Deferred income taxes	15,257	22,094
Changes in operating assets and liabilities:
Trade accounts receivable	(31,254)	22,623
Other assets	26,665	5,678
Trade accounts payable	41,168	1,742
Income taxes payable or receivable	41,803	30,883
Claims accruals	3,020	2,477
Accrued payroll and other accrued expenses	8,785	(12,589)
Net cash provided by operating activities	304,896	255,543

Cash flows from investing activities:
Additions to property and equipment	(156,786)	(180,158)
Net proceeds from sale of equipment	42,328	38,814
Change in other assets	(2)	(20,000)
Net cash used in investing activities	(114,460)	(161,344)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	313,729	439,762
Payments on revolving lines of credit and other	(378,397)	(505,071)
Purchase of treasury stock	(100,000)	(6,354)
Stock option exercises and other	42	1,063
Stock repurchased for payroll taxes	(621)	(505)
Tax benefit of stock options exercised	47	1,060
Dividends paid	(24,810)	(24,468)
Net cash used in financing activities	(190,010)	(94,513)
Net change in cash and cash equivalents	426	(314)
Cash and cash equivalents at beginning of period	5,566	5,961
Cash and cash equivalents at end of period	$5,992	$5,646

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,797	$12,786
Income taxes	$3,046	$1,638

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2016, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability for most leases in the balance sheet as well as other qualitative and quantitative disclosures. ASU 2016-02 is to be applied using a modified retrospective method and is effective for interim and annual periods beginning after December 15, 2018, but early adoption is permitted. We are currently evaluating the potential effects of the adoption of this update on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which amends and simplifies certain aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments are effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. The application methods to be used in adoption vary with each component of the standard. We are currently evaluating the potential effects of the adoption of this update on our financial statements.

Accounting Pronouncement Adopted in 2016

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which amended the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and were effective for interim and annual periods beginning after December 15, 2015. We retroactively adopted ASU 2015-03 at March 31, 2016, and have reclassified all prior periods to be consistent with the amendments outlined in the ASU.  The impact of the prior period reclassification was a $1.4 million reduction of current assets, a $5.6 million reduction of other assets, and a $7.0 million reduction of long-term debt at December 31, 2015.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested or unvested stock options, exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 0.9 million shares during the first quarter 2016, compared to 1.2 million shares during the first quarter 2015.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2016	2015
Restricted share units:
Pretax compensation expense	$7,968	$7,651
Tax benefit	3,028	2,915
Restricted share unit expense, net of tax	$4,940	$4,736
Performance share units:
Pretax compensation expense	$3,004	$2,478
Tax benefit	1,142	944
Performance share unit expense, net of tax	$1,862	$1,534

     As of March 31, 2016, we had $57.7 million and $16.4 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.7 years for restricted share units and 2.6 years for performance share units. During the first quarter 2016, we issued 18,923 shares for vested restricted share units and 2,000 shares as a result of stock option exercises.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discounts and debt issuance cost, under our current financing arrangements consist of the following (in millions):

	March 31, 2016	December 31, 2015
Senior revolving line of credit	$100.8	$148.7
Senior notes	860.5	849.3
Total long-term debt	$961.3	$998.0

Senior Revolving Line of Credit

At March 31, 2016, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2020. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At March 31, 2016, we had $102 million outstanding at an average interest rate of 1.45% under this agreement.

Senior Notes

Our senior notes consist of three separate issuances. The first and second issuances are $250 million of 2.40% senior notes due March 2019 and $250 million of 3.85% senior notes due March 2024, respectively, both of which were issued in March 2014. Interest payments under both notes are due semiannually in March and September of each year, beginning September 2014. The third is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under this note are due semiannually in February and August of each year, beginning February 2016. All three senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to a shelf registration statement filed in February 2014. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 5, Derivative Financial Instruments, for terms of interest rate swaps entered into on the $250 million of 2.40% senior notes due March 2019 and the $350 million of 3.30% senior notes due August 2022.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2016.

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements is based on LIBOR plus an established margin, resulting in an interest rate of 1.48% for our $250 million of 2.40% senior notes and 1.98% for our $350 million of 3.30% senior notes at March 31, 2016. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other assets in our Condensed Consolidated Balance Sheet at March 31, 2016. See Note 7, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges, and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On October 22, 2015, our Board of Directors authorized the purchase of $500 million of our common stock, of which $351 million was remaining at March 31, 2016. We purchased approximately 1,305,000 shares, or $100 million, of our common stock under our repurchase authorization during the three months ended March 31, 2016. On January 28, 2016, we announced an increase in our quarterly cash dividend from $0.21 to $0.22, which was paid February 26, 2016, to stockholders of record on February 12, 2016. On April 21, 2016, our Board of Directors declared a regular quarterly dividend of $0.22 per common share, which will be paid on May 20, 2016, to stockholders of record on May 6, 2016.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at March 31, 2016 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$14.0	1
Interest rate swap	$17.1	2
Senior notes	$(613.4)	2

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

Financial Instruments

The carrying amount and estimated fair value at March 31, 2016, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $347.9 million and $364.1 million, respectively.

The carrying amounts of all other instruments at March 31, 2016, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 38.0% for the three months ended March 31, 2016, compared to 38.1% for the three months ended March 31, 2015. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At March 31, 2016, we had a total of $32.8 million in gross unrecognized tax benefits, which are a component of other long-term liabilities in our Condensed Consolidated Balance Sheets. Of this amount, $21.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $3.9 million at March 31, 2016.

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

We reported four distinct business segments during the three months ended March 31, 2016 and 2015. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT). The operation of each of these businesses is described in Note 11, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2015. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2016	December 31, 2015
JBI	$1,898	$1,848
DCS	982	949
ICS	96	99
JBT	299	286
Other (includes corporate)	372	448
Total	$3,647	$3,630

	Operating Revenues For The Three Months Ended March 31,
	2016	2015
JBI	$895	$844
DCS	358	345
ICS	183	163
JBT	96	91
Subtotal	1,532	1,443
Inter-segment eliminations	(3)	(3)
Total	$1,529	$1,440

	Operating Income For The Three Months Ended March 31,
	2016	2015
JBI	$103.1	$104.3
DCS	44.8	35.8
ICS	10.8	6.6
JBT	9.2	8.5
Total	$167.9	$155.2

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2016	2015
JBI	$39.1	$35.1
DCS	34.8	31.9
ICS	0.1	0.3
JBT	10.1	10.2
Other (includes corporate)	4.3	3.9
Total	$88.4	$81.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2015, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, interference with or termination of our relationships with certain railroads, cost and availability of fuel, accidents, adverse weather conditions, disruption or failure of information technology systems, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state, or local taxing authorities. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2015, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our four business segments is described in Note 11, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2015.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2015, contains a summary of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income
	2016	2015	2016	2015
JBI	$895	$844	$103.1	$104.3
DCS	358	345	44.8	35.8
ICS	183	163	10.8	6.6
JBT	96	91	9.2	8.5
Subtotal	1,532	1,443	167.9	155.2
Inter-segment eliminations	(3)	(3)	-	-
Total	$1,529	$1,440	$167.9	$155.2

Total consolidated operating revenues increased to $1.53 billion for the first quarter 2016, a 6% increase from $1.44 billion in the first quarter 2015, and a 13% increase excluding fuel surcharge revenues. This increase in operating revenues was primarily due to a 12% increase in load volumes in JBI and a 4% increase in revenues in DCS related to new customer contracts and rate increases from more mature customer contracts. ICS load growth was 45% over the same period in 2015 and JBT revenue increased 5% on a 12% increase in fleet size.

JBI segment revenue increased 6% to $895 million during the first quarter 2016, compared with $844 million in 2015. Eastern network realized load growth of 13% and Transcontinental loads grew 11% compared to prior year as rail service significantly improved and west coast port volumes returned to a more normal velocity from a year ago. The effect of this overall load growth of 12% was partially offset by a 5% decrease in revenue per load which is attributable to customer rate increases offset by lower fuel surcharges and freight mix. Revenue per load excluding fuel surcharge revenue increased 2% year over year. JBI segment operating income decreased 1%, to $103.1 million in the first quarter 2016, from $104.3 million in 2015. Benefits from customer rate increases, improved dray network efficiency and box utilization from improved rail service, and lower maintenance costs were not sufficient to offset increases in rail purchased transportation costs, equipment ownership costs, and higher driver wage and recruiting costs. The current period ended with approximately 79,800 units of trailing capacity and 5,160 power units available to the dray fleet.

DCS segment revenue increased 4% to $358 million in the first quarter 2016 from $345 million in 2015. Productivity, defined as revenue per truck per week, was down approximately 2% versus 2015 primarily from lower fuel surcharges. Productivity excluding fuel surcharges was up approximately 3% from improved overall operational efficiencies including better integration of assets between customer accounts, fewer unseated trucks, increased customer supply chain fluidity and load counts from a less severe winter and customer rate increases. A net additional 345 revenue producing trucks were in the fleet by the end of the quarter compared to prior year primarily from private fleet conversions in the current and prior periods. DCS segment operating income increased 25%, to $44.8 million in 2016, from $35.8 million in 2015. The increase is primarily due to increased revenue, improved asset utilization, and less reliance on third party carriers. These benefits were partially offset by higher driver wage and recruiting costs, increased salaries and group insurance benefits, and higher equipment ownership costs.

ICS segment revenue increased 12% to $183 million in the first quarter 2016, from $163 million in 2015. Overall volumes increased 45%. Spot volumes increased 51% and contractual business load counts increased 42% from a year ago. Contractual business represented approximately 73% of total load volume and 64% of total revenue in the current period compared to 74% and 65%, respectively, in first quarter 2015. Revenue per load decreased 23% primarily due to lower fuel prices and freight mix changes driven by customer demand. ICS segment operating income increased 63% to $10.8 million, from $6.6 million in 2015, primarily from improved gross profit margin. Gross profit margin increased to 17.3% in the current quarter versus 13.7% last year primarily due to rate increases on contractual business. Personnel costs increased as the total branch count grew to 35 compared to 30 at the end of the comparable period last year. ICS’s carrier base increased 17% and employee count increased 11% compared to first quarter 2015.

JBT segment revenue totaled $96 million for the first quarter 2016, an increase of 5% from $91 million in the first quarter 2015. Revenue excluding fuel surcharge increased 12% primarily from a 12% increase in fleet count. Revenue per loaded mile decreased approximately 2% primarily from changes in customer driven freight mix, increased length of haul, and a higher volume of spot market loads as the network continues to reconfigure. Core customer rates increased over 2% compared to the same period in 2015. At the end of the current quarter JBT operated 2,270 tractors compared to 2,020 in 2015. JBT segment operating income increased 8% to $9.2 million in 2016, compared with $8.5 million during first quarter 2015. Benefits from the larger fleet and improved fuel economy were partially offset by increased driver wages and recruiting costs, higher independent contractor cost per mile and increased tractor maintenance costs compared to first quarter 2015.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2016	2015	2016 vs. 2015
Total operating revenues	100.0%	100.0%	6.1%
Operating expenses:
Rents and purchased transportation	48.4	48.2	6.7
Salaries, wages and employee benefits	23.7	22.9	9.7
Depreciation and amortization	5.8	5.7	8.6
Fuel and fuel taxes	3.9	5.7	(27.4)
Operating supplies and expenses	3.6	3.4	8.0
General and administrative expenses, net of asset dispositions	1.5	1.0	56.7
Insurance and claims	1.1	1.2	-
Operating taxes and licenses	0.7	0.7	10.3
Communication and utilities	0.3	0.4	(7.5)
Total operating expenses	89.0	89.2	5.9
Operating income	11.0	10.8	8.2
Net interest expense	0.4	0.5	(3.9)
Earnings before income taxes	10.6	10.3	8.7
Income taxes	4.1	3.9	8.4
Net earnings	6.5%	6.4%	8.9%

Total operating expenses increased 5.9%, while operating revenues increased 6.1%, during the first quarter 2016, from the comparable period 2015. Operating income increased to $167.9 million during the first quarter 2016, from $155.2 million in 2015.

Rents and purchased transportation costs increased 6.7% in 2016. This increase was primarily the result of the increase in load volume and increased rail purchased transportation rates, which increased services provided by third-party rail and truck carriers within JBI and ICS segments.

Salaries, wages and employee benefit costs increased 9.7% in 2016 compared with 2015. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers.

Depreciation and amortization expense increased 8.6% in 2016, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement equipment in JBT. Fuel costs decreased 27.4% in 2016, compared with 2015, due to decreases in the price of fuel, partially offset by increased road miles.

Operating supplies and expenses increased 8.0% in 2016, compared with 2015, due to increases in toll activity and tire expense. General and administrative expenses increased 56.7% for the current quarter from the comparable period in 2015, primarily due to increased charitable contributions, higher professional fees expense, and the absence of net gains from asset sales and disposals. Insurance and claims expense remained flat in 2016, compared with 2015, due to increased accident severity being offset by fewer incidents.

Net interest expense decreased 3.9% in 2016, due primarily to lower effective interest rates on our debt.

Our effective income tax rate was 38.0% in 2016, compared to 38.1% in 2015. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $305 million during the first three months of 2016, compared with $256 million for the same period 2015. Operating cash flows increased due to increased earnings and the timing of general working capital activities. Net cash used in investing activities totaled $114 million in 2016, compared with $161 million in 2015. The decrease resulted from a decrease in equipment purchases in 2016 combined with an increase in proceeds from the sale of equipment during the same period. Net cash used in financing activities was $190 million in 2016, compared with $95 million in 2015. This change resulted primarily from an increase in treasury stock purchased.

Debt and Liquidity Data

	March 31, 2016	December 31, 2015	March 31, 2015
Working capital ratio	1.40	1.61	1.03
Current portion of long-term debt (millions)	-	-	$249.8
Total debt (millions)	$961.3	$998.0	$874.1
Total debt to equity	0.75	0.77	0.68
Total debt as a percentage of total capital	43%	43%	41%

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of March 31, 2016 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$26.4	$12.5	$11.8	$1.9	$0.2
Debt obligations	952.0	-	250.0	102.0	600.0
Interest payments on debt (1)	139.8	21.7	43.4	35.4	39.3
Commitments to acquire revenue equipment and facilities	432.8	410.6	22.2	-	-
Total	$1,551.0	$444.8	$327.4	$139.3	$639.5

(1)	Interest payments on debt are based on the debt balance and applicable rate at March 31, 2016.

Our net capital expenditures were approximately $114 million during the first three months of 2016, compared with $161 million for the same period 2015. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2016 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $433 million during the remainder of 2016 and 2017. We expect to spend in the range of $410 million to $430 million for net capital expenditures during the remainder of 2016. The table above excludes $36.7 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of March 31, 2016, were operating leases related to facility lease obligations.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2015, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

●

Our business is subject to general economic and business factors, any of which could have a material adverse effect on our results of operations. Economic trends and tightening of credit in financial markets could adversely affect our ability, and the ability of our suppliers, to obtain financing for operations and capital expenditures.

●	We depend on third parties in the operation of our business.

●	Rapid changes in fuel costs could impact our periodic financial results.

●	Insurance and claims expenses could significantly reduce our earnings.

●	We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business results.

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

ITEM 3. Quantitative And Qualitative Disclosures AbouT Market Risk

Our outstanding debt at March 31, 2016 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% and $350 million of 3.30% fixed rate senior notes due March 2019 and August 2022, respectfully, to variable rates, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rates under these agreements are based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $7.0 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2016. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of March 31, 2016, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and disclosure controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2016, in alerting them on a timely basis to material information required to be disclosed by us in our periodic reports to the SEC.

During the first quarter of 2016, we implemented a new financial management system, which is part of our internal control environment. Except for this implementation and certain related controls, there were no changes in our internal control over financial reporting during our first three months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended March 31, 2016:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
January 1 through January 31, 2016	1,185,185	$67.50	(2)	1,185,185	$371
February 1 through February 29, 2016	-	-		-	371
March 1 through March 31, 2016	120,112	166.51	(2)	120,112	351
Total	1,305,297	$76.61		1,305,297	$351

(1)  On October 22, 2015 our Board of Directors authorized the purchase of up to $500 million of our common stock.

(2)  Number of common shares and average price paid per common share reflect the effective total purchases upon completion of our $100 million accelerated repurchase program, which commenced in January 2016. Terms of the program included a deferment of 120,112 shares until program completion in March 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29th day of April, 2016.

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