Form 10-Q
period 2016-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2016-07-28
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

            Yes                 No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2016 was 112,680,259.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2016

Part I. Financial Information

ITEM 1.	FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating revenues, excluding fuel surcharge revenues	$1,483,354	$1,360,631	$2,910,008	$2,624,541
Fuel surcharge revenues	131,672	179,326	233,730	355,596
Total operating revenues	1,615,026	1,539,957	3,143,738	2,980,137

Operating expenses:
Rents and purchased transportation	794,907	730,851	1,535,310	1,424,535
Salaries, wages and employee benefits	371,969	348,277	734,480	678,786
Depreciation and amortization	90,364	83,661	178,716	165,038
Fuel and fuel taxes	71,489	84,891	130,903	166,704
Operating supplies and expenses	56,495	56,718	111,031	107,199
General and administrative expenses, net of asset dispositions	18,711	27,670	40,545	41,606
Insurance and claims	19,094	18,207	36,522	35,635
Operating taxes and licenses	11,365	10,734	22,491	20,822
Communication and utilities	4,840	5,213	10,058	10,857
Total operating expenses	1,439,234	1,366,222	2,800,056	2,651,182
Operating income	175,792	173,735	343,682	328,955
Net interest expense	6,420	6,661	12,862	13,364
Earnings before income taxes	169,372	167,074	330,820	315,591
Income taxes	64,361	63,655	125,711	120,240
Net earnings	$105,011	$103,419	$205,109	$195,351

Weighted average basic shares outstanding	112,669	116,470	112,871	116,514

Basic earnings per share	$0.93	$0.89	$1.82	$1.68

Weighted average diluted shares outstanding	113,761	117,811	113,882	117,805

Diluted earnings per share	$0.92	$0.88	$1.80	$1.66

Dividends declared per common share	$0.22	$0.21	$0.44	$0.42

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,277	$5,566
Trade accounts receivable, net	744,026	654,542
Prepaid expenses and other	71,705	197,817
Total current assets	827,008	857,925
Property and equipment, at cost	4,128,542	4,019,451
Less accumulated depreciation	1,361,627	1,318,122
Net property and equipment	2,766,915	2,701,329
Other assets	103,441	70,290
Total assets	$3,697,364	3,629,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$343,652	$340,332
Claims accruals	115,628	104,220
Accrued payroll	66,237	59,420
Other accrued expenses	27,199	28,445
Total current liabilities	552,716	532,417

Long-term debt	957,574	998,003
Other long-term liabilities	65,075	58,552
Deferred income taxes	742,574	740,220
Stockholders' equity	1,379,425	1,300,352
Total liabilities and stockholders' equity	$3,697,364	$3,629,544

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net earnings	$205,109	$195,351
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	178,716	165,038
Share-based compensation	22,915	20,697
Loss on sale of revenue equipment and other	1,030	147
Benefit from deferred income taxes	2,354	(11,283)
Changes in operating assets and liabilities:
Trade accounts receivable	(84,184)	(11,446)
Other assets	41,982	14,964
Trade accounts payable	11,267	17,701
Income taxes payable or receivable	72,041	73,073
Claims accruals	11,408	1,704
Accrued payroll and other accrued expenses	11,500	(12,409)
Net cash provided by operating activities	474,138	453,537

Cash flows from investing activities:
Additions to property and equipment	(351,507)	(381,681)
Net proceeds from sale of equipment	93,549	82,435
Changes in other assets	(7)	(20,097)
Net cash used in investing activities	(257,965)	(319,343)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	676,687	977,630
Payments on revolving lines of credit and other	(738,198)	(1,030,833)
Purchase of treasury stock	(100,000)	(34,357)
Stock option exercises and other	1,342	1,193
Stock repurchased for payroll taxes	(975)	(955)
Tax benefit of stock options exercised	280	1,698
Dividends paid	(49,598)	(48,945)
Net cash used in financing activities	(210,462)	(134,569)
Net change in cash and cash equivalents	5,711	(375)
Cash and cash equivalents at beginning of period	5,566	5,961
Cash and cash equivalents at end of period	$11,277	$5,586

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,855	$13,435
Income taxes	$49,039	$54,816

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We have the option of using either a full retrospective or a modified retrospective approach when adopting this new standard. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 one year to interim and annual periods beginning after December 15, 2017. Early adoption is permitted after the original effective date of December 15, 2016. We are currently evaluating the alternative transition methods and the potential effects of the adoption of this update on our financial statements.

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

Accounting Pronouncement Adopted in 2016

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which amended the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and were effective for interim and annual periods beginning after December 15, 2015. We retroactively adopted ASU 2015-03 in 2016, and have reclassified all prior periods to be consistent with the amendments outlined in the ASU.  The impact of the prior period reclassification was a $1.4 million reduction of current assets, a $5.6 million reduction of other assets, and a $7.0 million reduction of long-term debt at December 31, 2015.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested and unvested stock options exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 1.1 million shares during the second quarter 2016, compared to 1.3 million shares during second quarter 2015. During the six months ended June 30, 2016 and 2015, the dilutive effect of restricted and performance share units and stock options was 1.0 million shares and 1.3 million shares, respectively.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted share units:
Pretax compensation expense	$8,939	$8,053	$16,907	$15,704
Tax benefit	3,397	3,068	6,425	5,983
Restricted share unit expense, net of tax	$5,542	$4,985	$10,482	$9,721
Performance share units:
Pretax compensation expense	$3,004	$2,515	$6,008	$4,993
Tax benefit	1,142	958	2,283	1,902
Performance share unit expense, net of tax	$1,862	$1,557	$3,725	$3,091

As of June 30, 2016, we had $49.2 million and $13.4 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.8 years for restricted share units and 2.6 years for performance share units. During the six months ended June 30, 2016, we issued 34,100 shares for vested restricted share units and 2,000 shares as a result of stock option exercises. Of these totals, 15,177 shares for vested restricted share units were issued during the second quarter 2016.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and debt issuance cost, under our current financing arrangements consist of the following (in millions):

	June 30, 2016	December 31, 2015
Senior revolving line of credit	$87.0	$148.7
Senior notes	870.6	849.3
Total long-term debt	$957.6	$998.0

Senior Revolving Line of Credit

At June 30, 2016, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2020. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At June 30, 2016, we had $87 million outstanding at an average interest rate of 1.65% under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2016.

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements is based on LIBOR plus an established margin, resulting in an interest rate of 1.50% for our $250 million of 2.40% senior notes and 1.98% for our $350 million of 3.30% senior notes at June 30, 2016. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other assets in our Condensed Consolidated Balance Sheet at June 30, 2016. See Note 7, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges, and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On October 22, 2015, our Board of Directors authorized the purchase of $500 million of our common stock, of which $351 million was remaining at June 30, 2016. We purchased approximately 1,305,000 shares, or $100 million, of our common stock under our repurchase authorization during the six months ended June 30, 2016. On April 21, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.22, which was paid May 20, 2016, to stockholders of record on May 6, 2016. On July 21, 2016, our Board of Directors declared a regular quarterly dividend of $0.22 per common share, which will be paid on August 19, 2016, to stockholders of record on August 5, 2016.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at June 30, 2016 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$14.5	1
Interest rate swap	$26.8	2
Senior notes	$(622.4)	2

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

Financial Instruments

The carrying amount and estimated fair value at June 30, 2016, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $335.2 million and $356.6 million, respectively.

The carrying amounts of all other instruments at June 30, 2016, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 38.0% for the three and six months ended June 30, 2016, compared with 38.1% for the three and six months ended June 30, 2015. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At June 30, 2016, we had a total of $33.7 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $21.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $4.4 million at June 30, 2016.

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

We reported four distinct business segments during the three and six months ended June 30, 2016 and 2015. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT). The operation of each of these businesses is described in Note 11, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2015. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	June 30, 2016	December 31, 2015
JBI	$1,951	$1,848
DCS	985	949
ICS	115	99
JBT	271	286
Other (includes corporate)	375	448
Total	$3,697	$3,630

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
JBI	$933	$905	$1,829	$1,749
DCS	383	367	741	712
ICS	204	174	387	337
JBT	98	97	194	188
Subtotal	1,618	1,543	3,151	2,986
Inter-segment eliminations	(3)	(3)	(7)	(6)
Total	$1,615	$1,540	$3,144	$2,980

	Operating Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
JBI	$105.6	$118.6	$208.8	$222.9
DCS	50.5	40.6	95.2	76.4
ICS	10.9	4.9	21.7	11.5
JBT	8.8	9.7	18.0	18.2
Other (includes corporate)	-	(0.1)	-	-
Total	$175.8	$173.7	$343.7	$329.0

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
JBI	$40.0	$36.4	$79.0	$71.5
DCS	35.8	32.7	70.6	64.5
ICS	0.1	0.3	0.2	0.6
JBT	10.1	10.4	20.2	20.6
Other (includes corporate)	4.4	3.9	8.7	7.8
Total	$90.4	$83.7	$178.7	$165.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2016	2015	2016	2015
JBI	$933	$905	$105.6	$118.6
DCS	383	367	50.5	40.6
ICS	204	174	10.9	4.9
JBT	98	97	8.8	9.7
Other (includes corporate)	-	-	-	(0.1)
Subtotal	1,618	1,543	175.8	173.7
Inter-segment eliminations	(3)	(3)	-	-
Total	$1,615	$1,540	$175.8	$173.7

Total consolidated operating revenues were $1.62 billion for second quarter 2016, compared with $1.54 billion for the second quarter 2015. Current quarter total operating revenue, excluding fuel surcharges, increased 9% versus the comparable quarter in 2015. This increase was primarily due to load growth of 9% in JBI, a 5% increase in revenue producing trucks in DCS, load growth of 62% in ICS, and an 11% increase in average fleet count in JBT.

JBI segment revenue increased 3%, to $933 million during the second quarter 2016, compared with $905 million in 2015. This increase in segment revenue was primarily a result of a 9% increase in load volume, offset by a 5% decrease in revenue per load, which is the combination of changes in freight mix, customer rate changes, and lower fuel surcharge revenue, compared to a year ago. Load volume in our eastern network increased 10%, and transcontinental loads grew 8% over the second quarter 2015. Rail service continued to improve and west coast port volumes returned to a more normal velocity from a year ago. Operating income of the JBI segment decreased 11% to $105.6 million in the second quarter 2016, from $118.6 million in 2015. Benefits from volume growth, improved box utilization, reduced reliance on outsourced dray carriers, and lower fleet maintenance costs were offset by increased rail purchased transportation costs, higher equipment ownership costs, increased insurance and cargo claim expense and higher driver wage and retention costs. The second quarter of 2015 included approximately $6.4 million in corporate wide streamlining and technology redevelopment costs. The current period ended with approximately 81,200 units of trailing capacity and 5,244 power units available to the dray fleet.

DCS segment revenue increased 4%, to $383 million in the second quarter 2016, from $367 million in 2015. Productivity, defined as revenue per truck per week, decreased by approximately 1% versus 2015 primarily from lower fuel surcharge revenue. Productivity excluding fuel surcharge increased 1% from a year ago primarily from improved overall operational efficiencies, including better integration of assets between customer accounts, fewer unseated trucks, increased customer supply chain fluidity, load counts and customer rate increases. A net additional 350 revenue producing trucks were in the fleet by the end of the current quarter compared to prior year, primarily from private fleet conversions in the current and prior periods. Customer retention rates remain above 98%. Operating income of our DCS segment increased 24% to $50.5 million in 2016, from $40.6 million in 2015. The increase is primarily due to increased revenue, improved asset utilization, and reduced safety costs. These benefits were partially offset by higher driver wage and recruiting costs, increased salaries and benefits expenses, and higher equipment ownership costs. The second quarter of 2015 included approximately $2.6 million in corporate wide streamlining and technology redevelopment costs.

ICS revenue increased 17% to $204 million in the second quarter of 2016, from $174 million in 2015. Overall volumes increased 62%. Contractual business represented approximately 73% of total load volume and 65% of total revenue in the current period compared to 70% and 62%, respectively, in second quarter 2015. Revenue per load decreased 28% primarily due to lower fuel prices and freight mix changes driven by customer demand. ICS segment operating income increased 122% to $10.9 million, from $4.9 million in 2015, primarily from increased revenue. Gross profit margin decreased to 15.0% in the current quarter versus 15.2% last year primarily due to rate decreases on contractual business and lower customer spot rates. Personnel costs increased as the total branch count grew to 35 compared to 31 at the end of the comparable period last year. The second quarter of 2015 included approximately $4.4 million in corporate wide streamlining and technology redevelopment costs. ICS’s carrier base increased 16% and employee count increased 13% compared to second quarter 2015.

JBT segment revenue increased 1% to $98 million in the second quarter of 2016, from $97 million in 2015. Revenue excluding fuel surcharges increased 6%, primarily from an 11% increase in average truck count. Revenue per loaded mile excluding fuel surcharge decreased approximately 5% primarily from changes in customer driven freight mix and increased length of haul. Core customer rates increased just under 1% compared to the same period in 2015. At the end of the current quarter JBT operated 2,186 tractors compared to 2,073 in 2015. JBT segment operating income decreased 9% to $8.8 million in 2016, compared with $9.7 million in 2015. The decrease in operating income was driven primarily by lower rates per loaded mile, increased driver recruiting costs, higher independent contractor cost per mile and increased tractor maintenance costs compared to second quarter 2015. The second quarter of 2015 included approximately $700,000 in corporate wide streamlining and technology redevelopment costs.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2016	2015	2016 vs. 2015
Total operating revenues	100.0%	100.0%	4.9%
Operating expenses:
Rents and purchased transportation	49.2	47.5	8.8
Salaries, wages and employee benefits	23.0	22.6	6.8
Depreciation and amortization	5.6	5.4	8.0
Fuel and fuel taxes	4.4	5.5	(15.8)
Operating supplies and expenses	3.5	3.7	(0.4)
General and administrative expenses, net of asset dispositions	1.2	1.8	(32.4)
Insurance and claims	1.2	1.2	4.8
Operating taxes and licenses	0.7	0.7	5.9
Communication and utilities	0.3	0.3	(7.2)
Total operating expenses	89.1	88.7	5.3
Operating income	10.9	11.3	1.2
Net interest expense	0.4	0.5	(3.6)
Earnings before income taxes	10.5	10.8	1.4
Income taxes	4.0	4.1	1.1
Net earnings	6.5%	6.7%	1.5%

Total operating expenses increased 5.3%, while operating revenues increased 4.9%, during the second quarter 2016, from the comparable period 2015. Operating income increased to $175.8 million during the second quarter 2016, from $173.7 million in 2015.

Rents and purchased transportation costs increased 8.8% in 2016. This increase was primarily the result of increased rail purchased transportation rates and the increase in load volume which increased services provided by third-party rail and truck carriers within JBI and ICS segments.

Salaries, wages and employee benefits costs increased 6.8% during the second quarter 2016, compared with 2015. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Depreciation and amortization expense increased 8.0% in 2016, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and replacement equipment in JBT. Fuel costs decreased 15.8% in 2016, compared with 2015, due to decreases in the price of fuel, partially offset by increased road miles.

Operating supplies and expenses decreased 0.4%, driven primarily by decreased equipment maintenance costs partially offset by increased toll activity. General and administrative expenses decreased 32.4% for the current quarter from the comparable period in 2015, primarily due to costs related to corporate wide streamlining and technology redevelopment efforts in 2015, which were not present in 2016. Net loss from sale or disposal of assets was $1 million in 2016, compared to a net loss of $951,000 in 2015. Insurance and claims expense increased 4.8% in 2016 compared with 2015, primarily due to higher incident volume and accident severity.

Net interest expense decreased 3.6% in 2016 primarily due to lower effective interest rates on our debt, offset by an increase in average debt levels. Our effective income tax rate was 38.0% for the three months ended June 30, 2016, compared with 38.1% for the three months ended June 30, 2015. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2016	2015	2016	2015
JBI	$1,829	$1,749	$208.8	$222.9
DCS	741	712	95.2	76.4
ICS	387	337	21.7	11.5
JBT	194	188	18.0	18.2
Other (includes corporate)	-	-	-	-
Subtotal	3,151	2,986	343.7	329.0
Inter-segment eliminations	(7)	(6)	-	-
Total	$3,144	$2,980	$343.7	$329.0

Total consolidated operating revenues increased to $3.14 billion for the first six months of 2016, a 5% increase from the $2.98 billion for the comparable period 2015. Fuel surcharge revenues were $233.7 million during the first six months in 2016, compared with $355.6 million in 2015. If fuel surcharge revenues were excluded from both periods, the increase in revenue from 2015 to 2016 was 11%.

JBI segment revenue increased 5%, to $1.83 billion during the first six months of 2016, compared with $1.75 billion in 2015. This increase in revenue was primarily a result of a 10% increase in load volume, offset by a 5% decrease in revenue per load, which is the combination of changes in freight mix, customer rate changes, and lower fuel surcharge revenue, compared to a year ago. Operating income of the JBI segment decreased to $208.8 million in the first six months of 2016, from $222.9 million in 2015. Benefits from volume growth, improved dray network efficiency and box utilization from improved rail service, and lower fleet maintenance costs were offset by increased rail purchased transportation costs, higher equipment ownership costs, increased insurance and cargo claim expense and higher driver wage and retention costs. The first six months of 2015 included approximately $6.4 million in corporate wide streamlining and technology redevelopment costs.

DCS segment revenue increased 4%, to $741 million during the first six months of 2016, from $712 million in 2015. Productivity, defined as revenue per truck per week, decreased by approximately 2% from a year ago primarily from lower fuel surcharge revenue. Productivity excluding fuel surcharge for the first six months of 2016 increased 2% from a year ago primarily from improved overall operational efficiencies, including better integration of assets between customer accounts, fewer unseated trucks, increased customer supply chain fluidity, load counts and customer rate increases. Operating income of our DCS segment increased to $95.2 million in 2016, from $76.4 million in 2015. The increase is primarily due to increased revenue and improved asset utilization, partially offset by higher driver wage and recruiting costs, increased salaries and benefits expenses, and higher equipment ownership costs. The first six months of 2015 included approximately $2.6 million in corporate wide streamlining and technology redevelopment costs.

ICS revenue increased 15% to $387 million during the first six months of 2016, from $337 million in 2015. Overall volumes increased 54%. Revenue per load decreased 25% primarily due to lower fuel prices and freight mix changes driven by customer demand. ICS segment operating income increased 88% to $21.7 million, from $11.5 million in 2015, primarily from increased revenue and improved gross profit margin. Gross profit margin increased to 16.1% in the current period versus 14.5% last year primarily due to rate increases on contractual business and higher customer spot rates, compared to a year ago. The first six months of 2015 included approximately $4.4 million in corporate wide streamlining and technology redevelopment costs.

JBT segment revenue increased 3% to $194 million for the first six months 2016, from $188 million in 2015. Revenue excluding fuel surcharges increased 9%, primarily from increased average truck count. Our JBT segment operating income decreased 1% to $18.0 million during the first six months 2016, from $18.2 million in 2015. The decrease in operating income was driven primarily by lower rates per loaded mile, increased driver wages and recruiting costs, higher independent contractor cost per mile and increased tractor maintenance costs compared to second quarter 2015. The first six months of 2015 included approximately $700,000 in corporate wide streamlining and technology redevelopment costs.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2016	2015	2016 vs. 2015
Total operating revenues	100.0%	100.0%	5.5%
Operating expenses:
Rents and purchased transportation	48.8	47.8	7.8
Salaries, wages and employee benefits	23.4	22.8	8.2
Depreciation and amortization	5.7	5.5	8.3
Fuel and fuel taxes	4.2	5.6	(21.5)
Operating supplies and expenses	3.5	3.6	3.6
General and administrative expenses, net of asset dispositions	1.3	1.4	(2.6)
Insurance and claims	1.2	1.2	2.5
Operating taxes and licenses	0.7	0.7	8.0
Communication and utilities	0.3	0.4	(7.4)
Total operating expenses	89.1	89.0	5.6
Operating income	10.9	11.0	4.5
Net interest expense	0.4	0.4	(3.8)
Earnings before income taxes	10.5	10.6	4.8
Income taxes	4.0	4.0	4.6
Net earnings	6.5%	6.6%	5.0%

Total operating expenses increased 5.6%, while operating revenues increased 5.5%, during the first six months 2016, from the comparable period of 2015. Operating income increased to $343.7 million during the first six months 2016, from $329.0 million in 2015.

Rents and purchased transportation costs increased 7.8% in 2016. This increase was primarily the result of increased rail purchased transportation rates and the increase in load volume which increased services provided by third-party rail and truck carriers within JBI and ICS segments.

Salaries, wages and employee benefits costs increased 8.2% in 2016 from 2015. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Depreciation and amortization expense increased 8.3% in 2016 primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and replacement equipment in JBT. Fuel costs decreased 21.5% in 2016, compared with 2015, due to decreases in the price of fuel, partially offset by increased road miles.

Operating supplies and expenses increased 3.6% driven primarily by higher equipment maintenance costs and increased toll activity. General and administrative expenses decreased 2.6% from the comparable period in 2015, primarily due to costs related to corporate wide streamlining and technology redevelopment efforts in 2015, which were not present in 2016, offset by increased charitable contributions in 2016. Net loss from sale or disposal of assets was $1 million in 2016, compared to a net loss of $147,000 in 2015. Insurance and claims expense increased 2.5% in 2016 compared with 2015, primarily due to an increase in accident severity.

Net interest expense decreased 3.8% in 2016, primarily due to lower effective interest rates on our debt, offset by an increase in average debt levels. Our effective income tax rate was 38.0% for the six months ended June 30, 2016, compared with 38.1% for the six months ended June 30, 2015. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $474.1 million during the first six months of 2016, compared with $453.5 million for the same period 2015. Operating cash flows increased due to increased earnings and the collection of income taxes receivable, offset by the timing of trade receivables. Net cash used in investing activities totaled $258.0 million in 2016, compared with $319.3 million in 2015. The decrease resulted from a decrease in equipment purchases in 2016 combined with an increase in proceeds from the sale of equipment during the same period. Net cash used in financing activities was $210.5 million in 2016, compared with $134.6 million in 2015. This change resulted primarily from an increase in treasury stock purchased.

Debt and Liquidity Data

	June 30, 2016	December 31, 2015	June 30, 2015
Working capital ratio	1.50	1.61	0.99
Current portion of long-term debt (millions)	-	-	$249.9
Total debt (millions)	$957.6	$998.0	$639.6
Total debt to equity	0.69	0.77	0.66
Total debt as a percentage of total capital	41%	43%	40%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of June 30, 2016 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$27.5	$12.6	$11.9	$2.8	$0.2
Debt obligations	938.1	-	250.0	88.1	600.0
Interest payments on debt (1)	134.6	21.8	42.6	35.1	35.1
Commitments to acquire revenue equipment and facilities	271.1	249.0	22.1	-	-
Total	$1,371.3	$283.4	$326.6	$126.0	$635.3

(1)   Interest payments on debt are based on the debt balance and applicable rate at June 30, 2016.

Our net capital expenditures were approximately $258 million during the first six months of 2016, compared with $299 million for the same period 2015. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2016 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $271 million during the remainder of 2016 and 2017. We expect to spend in the range of $525 million to $550 million for net capital expenditures during calendar year 2016. The table above excludes $38.1 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of June 30, 2016 were operating leases related to facility lease obligations.

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

Our outstanding debt at June 30, 2016 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% and $350 million of 3.30% fixed rate senior notes due March 2019 and August 2022, respectively, to variable rates, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rates under these agreements are based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $6.9 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or six months ended June 30, 2016. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2016, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There were no changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 28th day of July, 2016.

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