Form 10-Q
period 2016-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2016-10-28
CIK 728535

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes    X             No____

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

            Yes____       No    X

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2016 was 112,185,072.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2016

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating revenues, excluding fuel surcharge revenues	$1,538,701	$1,419,451	$4,448,709	$4,043,991
Fuel surcharge revenues	151,958	167,043	385,688	522,640
Total operating revenues	1,690,659	1,586,494	4,834,397	4,566,631

Operating expenses:
Rents and purchased transportation	846,238	770,148	2,381,547	2,194,683
Salaries, wages and employee benefits	374,517	351,651	1,108,997	1,030,438
Depreciation and amortization	91,001	86,201	269,717	251,239
Fuel and fuel taxes	74,179	76,755	205,082	243,459
Operating supplies and expenses	62,191	57,299	173,222	164,497
General and administrative expenses, net of asset dispositions	21,025	14,866	61,570	56,471
Insurance and claims	21,862	20,078	58,384	55,714
Operating taxes and licenses	11,665	10,683	34,156	31,505
Communication and utilities	5,004	4,967	15,063	15,824
Total operating expenses	1,507,682	1,392,648	4,307,738	4,043,830
Operating income	182,977	193,846	526,659	522,801
Net interest expense	6,485	7,838	19,347	21,202
Earnings before income taxes	176,492	186,008	507,312	501,599
Income taxes	67,067	70,869	192,778	191,109
Net earnings	$109,425	$115,139	$314,534	$310,490

Weighted average basic shares outstanding	112,630	115,456	112,790	116,157

Basic earnings per share	$0.97	$1.00	$2.79	$2.67

Weighted average diluted shares outstanding	113,363	116,282	113,709	117,293

Diluted earnings per share	$0.97	$0.99	$2.77	$2.65

Dividends declared per common share	$0.22	$0.21	$0.66	$0.63

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,481	$5,566
Trade accounts receivable, net	775,020	654,542
Prepaid expenses and other	61,900	197,817
Total current assets	842,401	857,925
Property and equipment, at cost	4,209,080	4,019,451
Less accumulated depreciation	1,400,339	1,318,122
Net property and equipment	2,808,741	2,701,329
Other assets	78,852	70,290
Total assets	$3,729,994	$3,629,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$402,913	$340,332
Claims accruals	104,243	104,220
Accrued payroll	72,920	59,420
Other accrued expenses	20,769	28,445
Total current liabilities	600,845	532,417

Long-term debt	943,696	998,003
Other long-term liabilities	69,302	58,552
Deferred income taxes	731,068	740,220
Stockholders' equity	1,385,083	1,300,352
Total liabilities and stockholders' equity	$3,729,994	$3,629,544

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net earnings	$314,534	$310,490
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	269,717	251,239
Share-based compensation	30,173	27,010
(Gain)/Loss on sale of revenue equipment and other	2,357	(1,257)
Provision for deferred income taxes	(9,152)	(5,395)
Changes in operating assets and liabilities:
Trade accounts receivable	(132,936)	(17,603)
Other assets	64,851	35,591
Trade accounts payable	56,827	27,644
Income taxes payable or receivable	73,512	75,150
Claims accruals	22	3,930
Accrued payroll and other accrued expenses	14,058	(9,839)
Net cash provided by operating activities	683,963	696,960

Cash flows from investing activities:
Additions to property and equipment	(498,913)	(561,774)
Net proceeds from sale of equipment	140,159	131,114
Changes in other assets	(17)	(20,095)
Net cash used in investing activities	(358,771)	(450,755)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	349,129
Payments on long-term debt	-	(250,000)
Proceeds from revolving lines of credit and other	1,087,164	1,576,329
Payments on revolving lines of credit and other	(1,152,465)	(1,629,244)
Purchase of treasury stock	(174,760)	(212,227)
Stock option exercises and other	1,342	2,501
Stock repurchased for payroll taxes	(18,613)	(24,263)
Tax benefit of stock options exercised	6,532	14,446
Dividends paid	(74,477)	(73,295)
Net cash used in financing activities	(325,277)	(246,624)
Net change in cash and cash equivalents	(85)	(419)
Cash and cash equivalents at beginning of period	5,566	5,961
Cash and cash equivalents at end of period	$5,481	$5,542

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,614	$25,290
Income taxes	$118,803	$103,832

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

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested and unvested stock options exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 0.7 million shares during the third quarter 2016, compared to 0.8 million shares during third quarter 2015. During the nine months ended September 30, 2016 and 2015, the dilutive effect of restricted and performance share units and stock options was 0.9 million shares and 1.1 million shares, respectively.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted share units:
Pretax compensation expense	$5,390	$4,668	$22,298	$20,372
Tax benefit	2,048	1,778	8,473	7,762
Restricted share unit expense, net of tax	$3,342	$2,890	$13,825	$12,610
Performance share units:
Pretax compensation expense	$1,868	$1,645	$7,875	$6,638
Tax benefit	710	627	2,992	2,529
Performance share unit expense, net of tax	$1,158	$1,018	$4,883	$4,109

As of September 30, 2016, we had $44.0 million and $11.5 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 3.8 years for restricted share units and 2.5 years for performance share units. During the nine months ended September 30, 2016, we issued 519,849 shares for vested restricted share units, 148,733 shares for vested performance share units, and 2,000 shares as a result of stock option exercises. Of these totals, 485,749 shares for vested restricted share units and 148,733 for performance share units were issued during the third quarter, 2016.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and debt issuance cost, under our current financing arrangements consist of the following (in millions):

	September 30, 2016	December 31, 2015
Senior revolving line of credit	$82.9	$148.7
Senior notes	860.8	849.3
Total long-term debt	$943.7	$998.0

Senior Revolving Line of Credit

At September 30, 2016, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2020. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At September 30, 2016, we had $84.0 million outstanding at an average interest rate of 1.55% under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2016.

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements is based on LIBOR plus an established margin, resulting in an interest rate of 1.70% for our $250 million of 2.40% senior notes and 2.18% for our $350 million of 3.30% senior notes at September 30, 2016. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other assets in our Condensed Consolidated Balance Sheet at September 30, 2016. See Note 7, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges, and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On October 22, 2015, our Board of Directors authorized the purchase of $500 million of our common stock, of which $276 million was remaining at September 30, 2016. We purchased approximately 2,228,000 shares, or $174.8 million, of our common stock under our repurchase authorization during the nine months ended September 30, 2016. On July 21, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.22, which was paid August 19, 2016, to stockholders of record on August 5, 2016. On October 20, 2016, our Board of Directors declared a regular quarterly dividend of $0.22 per common share, which will be paid on November 18, 2016, to stockholders of record on November 4, 2016.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at September 30, 2016 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$14.8	1
Interest rate swaps	$16.6	2
Senior notes	$(612.5)	2

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

Financial Instruments

The carrying amount and estimated fair value at September 30, 2016, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $331.2 million and $353.0 million, respectively.

The carrying amounts of all other instruments at September 30, 2016, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 38.0% for the three and nine months ended September 30, 2016, compared with 38.1% for the three and nine months ended September 30, 2015. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At September 30, 2016, we had a total of $34.7 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $22.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $4.9 million at September 30, 2016.

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

We reported four distinct business segments during the three and nine months ended September 30, 2016 and 2015. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT). The operation of each of these businesses is described in Note 11, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2015. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	September 30, 2016	December 31, 2015
JBI	$2,010	$1,848
DCS	956	949
ICS	134	99
JBT	279	286
Other (includes corporate)	351	448
Total	$3,730	$3,630

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
JBI	$970	$949	$2,798	$2,698
DCS	394	370	1,135	1,082
ICS	233	173	620	510
JBT	97	98	291	286
Subtotal	1,694	1,590	4,844	4,576
Inter-segment eliminations	(3)	(4)	(10)	(9)
Total	$1,691	$1,586	$4,834	$4,567

	Operating Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
JBI	$116.9	$126.1	$325.6	$349.0
DCS	52.5	45.1	147.7	121.5
ICS	8.5	11.5	30.2	23.0
JBT	5.1	11.2	23.1	29.4
Other (includes corporate)	-	(0.1)	0.1	(0.1)
Total	$183.0	$193.8	$526.7	$522.8

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
JBI	$40.3	$37.8	$119.4	$109.3
DCS	35.8	33.9	106.3	98.4
ICS	0.1	0.1	0.3	0.7
JBT	10.1	10.5	30.4	31.1
Other (includes corporate)	4.7	3.9	13.3	11.7
Total	$91.0	$86.2	$269.7	$251.2

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2016	2015	2016	2015
JBI	$970	$949	$116.9	$126.1
DCS	394	370	52.5	45.1
ICS	233	173	8.5	11.5
JBT	97	98	5.1	11.2
Other (includes corporate)	-	-	-	(0.1)
Subtotal	1,694	1,590	183.0	193.8
Inter-segment eliminations	(3)	(4)	-	-
Total	$1,691	$1,586	$183.0	$193.8

Total consolidated operating revenues were $1.69 billion for the third quarter 2016, compared to $1.59 billion for the third quarter 2015. Current quarter total operating revenue, excluding fuel surcharges, increased 8% versus the comparable quarter in 2015. This increase was primarily due to load growth of 7% in JBI, improved asset productivity and a 3% increase in revenue producing trucks in DCS, load growth of 88% in ICS, and a 4% increase in truck count in JBT, partially offset by lower customer rates in JBI, ICS, and JBT and tepid customer demand.

JBI segment revenue increased 2% to $970 million during the third quarter 2016, compared with $949 million in 2015. This increase in segment revenue was primarily a result of a 7% increase in load volume, partially offset by a 4% decrease in revenue per load, which is the combination of changes in freight mix, customer rates, and fuel surcharge revenue, compared to a year ago. Revenue per load excluding fuel surcharges decreased 2% compared to third quarter 2015. Load volume in our eastern network increased 5%, and transcontinental loads grew 8% over the third quarter 2015. Operating income of our JBI segment decreased 7% to $116.9 million in 2016, from $126.1 million in 2015. Benefits from volume growth, improved operating efficiencies from network balance and reduced reliance on third party dray carriers, were offset by lower customer rates, increased rail purchased transportation rates, equipment ownership costs, lower box utilization, increased insurance and claims costs and higher driver wage and retention expenses.

DCS segment revenue increased 6% to $394 million in 2016, from $370 million in 2015. Productivity, defined as revenue per truck per week, increased 3% in the third quarter 2016, when compared to the same period in 2015. Productivity excluding fuel surcharge increased 4% from a year ago primarily from improved overall operational efficiencies, including better integration of assets between customer accounts, fewer unseated trucks, increased customer supply chain fluidity, load counts and customer rate increases. A net additional 205 revenue producing trucks were in the fleet by the end of the current quarter compared to prior year, primarily from private fleet conversions in the current and prior periods. Customer retention rates remain above 98%. Operating income of our DCS segment increased 16% to $52.5 million in 2016, from $45.1 million in 2015. The increase is primarily due to increased revenue and improved asset utilization. These benefits were partially offset by higher driver wage and recruiting costs, increased salaries and benefits expenses, and higher equipment ownership costs.

ICS segment revenue increased 35% to $233 million in the third quarter 2016, from $173 million in the third quarter 2015. Overall volumes increased 88%. Contractual business represented approximately 75% of total load volume and 64% of total revenue in the current period compared to 66% and 60%, respectively, in third quarter 2015. Revenue per load decreased 29%, primarily from lower fuel prices, freight mix changes driven by customer demand, and lower customer rates on contractual business versus third quarter 2015. Operating income of our ICS segment decreased 26% to $8.5 million from $11.5 million in 2015, primarily due to a decrease in gross profit margin. Gross profit margin decreased to 12.8% in the current quarter compared to 15.9% in the third quarter 2015, primarily due to rate decreases on contractual business and lower customer spot rates. Personnel costs increased as the total branch count grew to 40 compared to 33 at the end of the comparable period last year. ICS’s carrier base increased 14% and employee count increased 18% compared to third quarter 2015.

JBT segment revenue of $97 million for the third quarter 2016 was flat when compared to the third quarter 2015. Revenue excluding fuel surcharges increased 2%, primarily from a 4% increase in truck count and a 2% increase in utilization, partially offset by a 4% decrease in revenue per loaded mile excluding fuel surcharge, primarily from changes in customer driven freight mix. Core customer rates were flat compared to the same period in 2015. At the end of the current quarter, JBT operated 2,183 tractors compared to 2,100 in 2015. JBT segment operating income decreased 55% to $5.1 million in 2016, compared with $11.2 million in 2015. The decrease in operating income was driven primarily by lower rates per loaded mile, increased driver recruiting costs, higher safety and insurance costs, and increased tractor maintenance costs compared to third quarter 2015.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2016	2015	2016 vs. 2015
Total operating revenues	100.0%	100.0%	6.6%
Operating expenses:
Rents and purchased transportation	50.1	48.5	9.9
Salaries, wages and employee benefits	22.2	22.2	6.5
Depreciation and amortization	5.4	5.4	5.6
Fuel and fuel taxes	4.4	4.8	(3.4)
Operating supplies and expenses	3.7	3.6	8.5
General and administrative expenses, net of asset dispositions	1.1	1.0	41.4
Insurance and claims	1.3	1.3	8.9
Operating taxes and licenses	0.7	0.7	9.2
Communication and utilities	0.3	0.3	0.7
Total operating expenses	89.2	87.8	8.3
Operating income	10.8	12.2	(5.6)
Net interest expense	0.4	0.5	(17.3)
Earnings before income taxes	10.4	11.7	(5.1)
Income taxes	3.9	4.4	(5.4)
Net earnings	6.5%	7.3%	(5.0)%

Total operating expenses increased 8.3%, while operating revenues increased 6.6% during the third quarter 2016, from the comparable period 2015. Operating income decreased to $183.0 million during the third quarter 2016 from $193.8 million in 2015.

Rents and purchased transportation costs increased 9.9% in 2016. This increase was primarily the result of increased rail purchased transportation rates and the increase in load volume, which increased services provided by third-party rail and truck carriers within JBI and ICS segments.

Salaries, wages and employee benefits costs increased 6.5% during the third quarter 2016, compared with 2015. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Depreciation and amortization expense increased 5.6% in 2016, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and replacement equipment in JBT. Fuel costs decreased 3.4% in 2016, compared with 2015, due to decreases in the price of fuel, partially offset by increased road miles.

Operating supplies and expenses increased 8.5%, driven primarily by increases in toll activity and tire expense. General and administrative expenses increased 41.1% for the current quarter from the comparable period in 2015, primarily due to higher professional fees expenses and the absence of net gains from asset sales and disposals. Net loss from sale or disposal of assets was $1.3 million in 2016, compared to a net gain of $1.4 million in 2015. Insurance and claims expense increased 8.9% in 2016 compared with 2015, primarily due to higher incident volume.

Net interest expense decreased 17.3% in 2016 due primarily to a decrease in average debt levels during the current period, resulting from the overlap of refinanced maturing debt in 2015. Our effective income tax rate was 38.0% for the three months ended September 30, 2016, compared with 38.1% for the three months ended September 30, 2015. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2016

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2016	2015	2016	2015
JBI	$2,798	$2,698	$325.6	$349.0
DCS	1,135	1,082	147.7	121.5
ICS	620	510	30.2	23.0
JBT	291	286	23.1	29.4
Other (includes corporate)	-	-	0.1	(0.1)
Subtotal	4,844	4,576	526.7	522.8
Inter-segment eliminations	(10)	(9)	-	-
Total	$4,834	$4,567	$526.7	$522.8

Total consolidated operating revenues were $4.83 billion for the first nine months 2016, a 6% increase from $4.57 billion for the comparable period 2015. Fuel surcharge revenues were $385.7 million during the first nine months 2016, compared with $522.6 million in 2015. If fuel surcharge revenues were excluded from both periods, the increase of 2016 revenue from 2015 was 10%.

JBI segment revenue increased 4%, to $2.80 billion during the first nine months of 2016, compared with $2.70 billion in 2015. This increase in revenue was primarily a result of a 9% increase in load volume, offset by a 5% decrease in revenue per load, which is the combination of changes in freight mix, customer rates, and fuel surcharge revenue, compared to a year ago. Operating income of the JBI segment decreased to $325.6 million in the first nine months of 2016, from $349.0 million in 2015. Benefits from volume growth, improved network efficiency and improved rail service, were offset by increased rail purchased transportation costs, higher equipment ownership costs, increased insurance and cargo claim expense and higher driver wage and retention costs. The first nine months of 2015 included approximately $6.4 million in corporate wide streamlining and technology redevelopment costs.

DCS segment revenue increased 5%, to $1.14 billion during the first nine months of 2016, from $1.08 billion in 2015. Productivity, defined as revenue per truck per week, remained flat during the first nine months of 2016, when compared to a year ago. Productivity excluding fuel surcharge for the first nine months of 2016 increased 2% from a year ago primarily from improved overall operational efficiencies, including better integration of assets between customer accounts, fewer unseated trucks, increased customer supply chain fluidity, load counts and customer rate increases. Operating income of our DCS segment increased to $147.7 million in 2016, from $121.5 million in 2015. The increase is primarily due to increased revenue and improved asset utilization, partially offset by higher driver wage and recruiting costs, increased salaries and benefits expenses, and higher equipment ownership costs. The first nine months of 2015 included approximately $2.6 million in corporate wide streamlining and technology redevelopment costs.

ICS revenue increased 22% to $620 million during the first nine months of 2016, from $510 million in 2015. Overall volumes increased 66%. Revenue per load decreased 27% primarily due to lower fuel prices and freight mix changes driven by customer demand. ICS segment operating income increased to $30.2 million, from $23.0 million in 2015, primarily from increased revenue. Gross profit margin of 14.9% during the first nine months of 2016 remained relatively flat when compared to 15.0% in 2015. The first nine months of 2015 included approximately $4.4 million in corporate wide streamlining and technology redevelopment costs.

JBT segment revenue increased 2% to $291 million for the first nine months 2016, from $286 million in 2015. Revenue excluding fuel surcharges increased 6%, primarily from increased average truck count. Our JBT segment operating income decreased to $23.1 million during the first nine months 2016, from $29.4 million in 2015. The decrease in operating income was driven primarily by lower rates per loaded mile, increased driver recruiting costs, higher independent contractor cost per mile, higher safety and insurance costs, and increased tractor maintenance costs compared to 2015. The first nine months of 2015 included approximately $700,000 in corporate wide streamlining and technology redevelopment costs.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2016	2015	2016 vs. 2015
Total operating revenues	100.0%	100.0%	5.9%
Operating expenses:
Rents and purchased transportation	49.3	48.1	8.5
Salaries, wages and employee benefits	22.9	22.6	7.6
Depreciation and amortization	5.6	5.5	7.4
Fuel and fuel taxes	4.2	5.3	(15.8)
Operating supplies and expenses	3.6	3.6	5.3
General and administrative expenses, net of asset dispositions	1.3	1.3	9.0
Insurance and claims	1.2	1.2	4.8
Operating taxes and licenses	0.7	0.7	8.4
Communication and utilities	0.3	0.3	(4.8)
Total operating expenses	89.1	88.6	6.5
Operating income	10.9	11.4	0.7
Net interest expense	0.4	0.4	(8.7)
Earnings before income taxes	10.5	11.0	1.1
Income taxes	4.0	4.2	0.9
Net earnings	6.5%	6.8%	1.3%

Total operating expenses increased 6.5%, while operating revenues increased 5.9%, during the first nine months 2016, from the comparable period of 2015. Operating income increased to $526.7 million during the first nine months 2016, from $522.8 million in 2015.

Rents and purchased transportation costs increased 8.5% in 2016. This increase was primarily the result of increased rail purchased transportation rates and the increase in load volume, which increased services provided by third-party rail and truck carriers within JBI and ICS segments.

Salaries, wages and employee benefits costs increased 7.6% in 2016 from 2015. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Depreciation and amortization expense increased 7.4% in 2016 primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and replacement equipment in JBT. Fuel costs decreased 15.8% in 2016, compared with 2015, due to decreases in the price of fuel, partially offset by increased road miles.

Operating supplies and expenses increased 5.3% driven primarily by increases in toll activity and tire expense. General and administrative expenses increased 9.0% from the comparable period in 2015, primarily due to increased charitable contributions in 2016 and the absence of net gains from asset sales and disposals, partially offset by the costs related to corporate wide streamlining and technology redevelopment efforts in 2015, which were not present in 2016. Net loss from sale or disposal of assets was $2.4 million in 2016, compared to a net gain of $1.3 million in 2015. Insurance and claims expense increased 4.8% in 2016 compared with 2015, primarily due to higher incident volume.

Net interest expense decreased 8.7% in 2016, due primarily to a decrease in average debt levels during the current period, resulting from the overlap of refinanced maturing debt in 2015. Our effective income tax rate was 38.0% for the nine months ended September 30, 2016, compared with 38.1% for the nine months ended September 30, 2015. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $684.0 million during the first nine months of 2016, compared with $697.0 million for the same period 2015. Operating cash flows decreased due primarily to the timing of trade receivables, partially offset by increased earnings and the fluctuation of other working capital. Net cash used in investing activities totaled $358.8 million in 2016, compared with $450.8 million in 2015. The decrease resulted from a decrease in equipment purchases in 2016 combined with an increase in proceeds from the sale of equipment during the same period. Net cash used in financing activities was $325.3 million in 2016, compared with $246.6 million in 2015. This change resulted primarily from higher long-term debt repayments, net of proceeds from long-term debt issuances, in 2016, partially offset by a reduction in treasury stock purchases.

Debt and Liquidity Data

	September 30, 2016	December 31, 2015	September 30, 2015
Working capital ratio	1.40	1.61	1.38
Current portion of long-term debt (millions)	-	-	-
Total debt (millions)	$943.7	$998.0	$987.1
Total debt to equity	0.68	0.77	0.79
Total debt as a percentage of total capital	41%	43%	44%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of September 30, 2016 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$30.9	$12.9	$13.1	$4.8	$0.1
Debt obligations	934.0	-	250.0	84.0	600.0
Interest payments on debt (1)	133.9	22.8	43.5	35.9	31.7
Commitments to acquire revenue equipment and facilities	365.9	365.9	-	-	-
Total	$1,464.7	$401.6	$306.6	$124.7	$631.8

(1)      Interest payments on debt are based on the debt balance and applicable rate at September 30, 2016.

Our net capital expenditures were approximately $359 million during the first nine months of 2016, compared with $431 million for the same period 2015. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2016 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $366 million during the remainder of 2016 and 2017. We expect to spend in the range of $500 million to $525 million for net capital expenditures during calendar year 2016. The table above excludes $39.6 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of September 30, 2016, were operating leases related primarily to facility lease obligations.

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

ITEM 3.     Quantitative And Qualitative Disclosures AbouT Market Risk

Our outstanding debt at September 30, 2016 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% and $350 million of 3.30% fixed rate senior notes due March 2019 and August 2022, respectfully, to variable rates, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rates under these agreements are based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $6.8 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or nine months ended September 30, 2016. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2016, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There were no changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended September 30, 2016:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
July 1 through July 31, 2016	-	$-	-	$351
August 1 through August 31, 2016	611,542	81.76	611,542	301
September 1 through September 30, 2016	310,942	79.63	310,942	276
Total	922,484	$81.04	922,484	$276

(1)	On October 22, 2015 our Board of Directors authorized the purchase of up to $500 million of our common stock.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

Index to Exhibits

Exhibit Number	Exhibit

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 28th day of October, 2016.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ David G. Mee
David G. Mee
Executive Vice President, Finance and
Administration and Chief Financial Officer
(Principal Financial Officer)

BY:	/s/ John K. Kuhlow
John K. Kuhlow
Senior Vice President-Finance, Controller,
Chief Accounting Officer
(Principal Accounting Officer)