Form 10-K
period 2016-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2017-02-23
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2016	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 J.B. Hunt Corporate Drive
Lowell, Arkansas	72745-0130
(Address of principal executive offices)	(ZIP Code)

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

Yes _____ No __X__

The aggregate market value of 88,409,346 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2016, was $7.2 billion (based upon $80.93 per share).

As of February 14, 2017, the number of outstanding shares of the registrant’s common stock was 111,310,853.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Stockholders, to be held April 20, 2017, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2016

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

PART I

ITEM 1. BUSINESS

OVERVIEW

   We are one of the largest surface transportation, delivery, and logistics companies in North America. J.B. Hunt Transport Services, Inc. is a publicly held holding company that, together with our wholly owned subsidiaries, provides safe and reliable transportation and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Unless otherwise indicated by the context, “we,” “us,” “our,” the “Company”, and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries. We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to full-load, dry-van operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Our customers’ business activities are extremely diverse, and our customer base includes a large number of Fortune 500 companies.

We believe our ability to offer multiple services, utilizing our four business segments and a full complement of logistics services through third parties, represents a competitive advantage. These segments include Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truck (JBT). Our business is somewhat seasonal, with slightly higher freight volumes typically experienced during August through early November. Our DCS segment is subject to somewhat less seasonal variation than our other segments. For the calendar year ended December 31, 2016, our consolidated revenue totaled $6.56 billion, after the elimination of intersegment business. Of this total, 58% was generated by our JBI business segment, 23% by DCS, 13% by ICS, and 6% by JBT. For the year ended December 31, 2015, JBI represented 59%, DCS 24%, ICS 11%, and JBT 6% of our consolidated revenue. For the year ended December 31, 2014, JBI represented 60%, DCS 22%, ICS 12%, and JBT 6% of our consolidated revenue.

Additional general information about us is available at www.jbhunt.com. We make a number of reports and other information available free of charge on our website, including our annual report on Form 10-K, our proxy statement, and our earnings releases. Our website also contains corporate governance guidelines, our code of ethics, our whistleblower policy, Board committee charters, and other corporate policies. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any other filings we make with the SEC.

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

JBI Segment

The transportation service offerings of our JBI segment utilize arrangements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada, and Mexico. Our JBI segment began operations in 1989, forming a unique partnership with what is now the BNSF Railway Company; this was a watershed event in the industry and the first agreement that linked major rail and truckload carriers in a joint service environment. JBI draws on the intermodal services of rail carriers for the underlying linehaul movement of its equipment between rail ramps. The origin and destination pickup and delivery services (drayage) are handled by our company-owned tractors for the majority of our intermodal loads, while third-party dray carriers are used where economical. By performing our own drayage services, we are able to provide a cost-competitive, seamless coordination of the combined rail and dray movements for our customers.

JBI operates 84,594 pieces of company-owned trailing equipment systemwide. The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality. We own and maintain our own chassis fleet, consisting of 73,746 units. The containers and chassis are uniquely designed so that they may only be paired together, which we feel creates an operational competitive advantage. JBI also manages a fleet of 4,581 company-owned tractors, 695 independent contractor trucks, and 5,398 company drivers. At December 31, 2016, the total JBI employee count was 6,088. Revenue for the JBI segment in 2016 was $3.80 billion.

DCS Segment

DCS focuses on private fleet conversion and creation in replenishment, specialized equipment, and final-mile delivery services. We specialize in the design, development, and execution of supply-chain solutions that support a variety of transportation networks. Our final-mile delivery services are supported with a network of approximately 89 cross-dock locations nationwide, with 98% of the continental U.S. population living within 150 miles of a cross-dock location. Contracts with our customers are long-term, ranging from three to 10 years, with the average being approximately five years. Pricing of our contracts typically involves cost-plus arrangements, with our fixed costs being recovered regardless of equipment utilization, but is customized based on invested capital and duration.

At December 31, 2016, this segment operated 6,976 company-owned trucks, 410 customer-owned trucks, and 15 independent contractor trucks. DCS also operates 16,139 owned pieces of trailing equipment and 6,549 customer-owned trailers. The DCS segment employed 10,291 people, including 8,554 drivers, at December 31, 2016. DCS revenue for 2016 was $1.53 billion.

ICS Segment

ICS provides traditional freight brokerage and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment. By leveraging the J.B. Hunt brand, systems, and network, we provide a broader service offering to customers by providing flatbed, refrigerated, expedited, and LTL, as well as a variety of dry-van and intermodal solutions. ICS provides single-source logistics management for customers desiring to outsource their transportation functions and utilize our proven supply-chain technology and design expertise to improve efficiency. ICS operates 42 remote sales offices or branches, as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2016, the ICS segment employed 824 people, with a carrier base of approximately 50,900. ICS revenue for 2016 was $852 million.

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

At December 31, 2016, the JBT segment operated 1,376 company-owned tractors and employed 1,668 people, 1,433 of whom were drivers. At December 31, 2016, we had 752 independent contractors operating in the JBT segment. JBT revenue for 2016 was $388 million.

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

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people. As of December 31, 2016, we had 22,190 employees, which consisted of 15,385 company drivers, 5,706 office personnel, and 1,099 maintenance technicians. We also had arrangements with approximately 1,462 independent contractors to transport freight in our trailing equipment. None of our employees are represented by unions or covered by collective bargaining agreements.

Revenue Equipment

Our JBI segment utilizes uniquely designed high-cube containers and chassis, which can only be paired with each other and can be separated to allow the containers to be double-stacked on rail cars. The composition of our DCS trailing fleet varies with specific customer requirements and may include dry-vans, flatbeds, temperature-controlled, curtain-side vans, straight trucks, and dump trailers. We primarily utilize third-party carriers’ tractor and trailing equipment for our ICS segment. Our JBT segment operates primarily 53-foot dry-van trailers.

As of December 31, 2016, our company-owned tractor and truck fleet consisted of 12,933 units. In addition, we had 1,462 independent contractors who operate their own tractors but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets. Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers, and lowers maintenance expense. At December 31, 2016, the average age of our combined tractor fleet was 1.9 years, while our containers averaged 5.9 years of age and our trailers averaged 7.6 years. We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

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

In 2013, the remaining provisions of the FMCSA’s amendment to the hours-of-service (HOS) safety requirements for commercial truck drivers became effective, and we experienced some negative impact on our productivity as a result. However, in December 2014, as a result of the Consolidated and Further Continuing Appropriations Act of 2015, the FMCSA was required to rescind the 34-hour restart provision of the amended HOS rules to the pre-July 1, 2013 requirements. Furthermore, the FMCSA was required to conduct a field study measuring the safety benefit of the amended HOS rules before and after this rule change. This rule rescission is considered temporary pending the outcome of the study, which remains uncompleted. We continue to evaluate and adjust the various segments of our operations toward the ultimate impact of these changes in HOS safety requirements.

In December 2015, the FMCSA published a Final Rule requiring use of an Electronic Logging Device (ELD) by December 2017, for nearly all carriers. We have successfully implemented ELD’s within our fleets.

In 2013, the FMCSA, in conjunction with the National Highway Traffic Safety Administration, submitted a Notice of Proposed Rulemaking, which was finalized and published in 2016, requiring the installation of speed-limiting devices on heavy trucks. This final rule will have minimal implementation cost for us, as all of our heavy trucks subject to this rule already have these devices installed. We do not anticipate a negative impact on our operations or productivity.

In 2016, the FMCSA published a Notice of Proposed Rulemaking to adopt revised methodologies towards a Safety Fitness Determination (SFD) for motor carriers. The proposed methodologies would determine when a motor carrier is not fit to operate commercial motor vehicles based on the carrier's on-road safety performance in relation to five of the Agency's seven Behavioral Analysis and Safety Improvement Categories (BASIC), a formal investigation, or a combination of the two. The intent of this action is to more effectively use FMCSA data and resources to identify unfit motor carriers and remove them from interstate commerce. We do not anticipate a negative impact on our operations or productivity.

We continue to monitor the actions of the FMCSA and other regulatory agencies, and evaluate all proposed rules to determine their impact on our operations.

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

Our JBI business segment utilizes railroads in the performance of its transportation services. The majority of these services are provided pursuant to contractual relationships with the railroads. While we have agreements with a number of Class I railroads, the majority of our business travels on the BNSF Railway Company (BNSF) and the Norfolk Southern railways. A material change in the relationship with, the ability to utilize one or more of these railroads or the overall service levels provided by these railroads could have a material adverse effect on our business and operating results. In addition, a portion of the freight we deliver is imported to the United States through ports of call that are subject to labor union contracts. Work stoppages or other disruptions at any of these ports could have a material adverse effect on our business.

In January, 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF.  BNSF has requested the same, and the arbitration process has commenced.  BNSF provides a significant amount of rail transportation services to our JBI business segment.  At this time, we are unable to reasonably predict the outcome of the arbitration, and, as such, no gain or loss contingency can be determined or recorded. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, is expected to continue on a timely basis.

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

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2016, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected. We have policies in place for 2017 with substantially the same terms as our 2016 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage. We purchase insurance coverage for the amounts above which we are self-insured. If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2016, our top 10 customers, based on revenue, accounted for approximately 29% of our revenue. Our JBI, ICS, and JBT segments typically do not have long-term contracts with their customers. While our DCS segment business may involve a long-term written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

We operate in a regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

The DOT, FMCSA, and various state agencies exercise broad powers over our business, generally governing matters including authorization to engage in motor carrier service, equipment operation, safety, and financial reporting. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could restrict or otherwise impact our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our corporate headquarters in Lowell, Arkansas. In addition, we own or lease a number of buildings in Lowell that we utilize for administrative support, customer service, freight dispatch, data processing and warehousing, and data backup and disaster recovery. We also own or lease 42 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel, and employ personnel to support operations. These facilities vary in size from 1 to 39 acres. Each of our business segments utilizes these facilities for various services, including bulk fueling, maintenance, and driver support activities. In addition, we have 89 leased facilities in our DCS cross-dock and delivery system network and 42 leased or owned remote sales offices or branches in our ICS segment. We also own or lease multiple small facilities, offices, and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	448	805,000	197,000
Cross-dock and delivery system facilities	23	1,304,000	118,000
Corporate headquarters, Lowell, Arkansas	99	-	230,000
Offices and data center, Lowell, Arkansas	8	-	69,000
Branch sales offices	-	-	64,000
Other facilities, offices, and parking yards	217	48,000	65,000

ITEM 3. LEGAL PROCEEDINGS

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the first half of 2014, the Court in the lead class-action granted judgment in our favor with regard to all claims. The plaintiffs have appealed the case to the Ninth Circuit Court of Appeals where it is currently pending. The overlapping claims in the remaining actions have been stayed pending a decision in the lead class-action case. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

In January, 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF.  BNSF has requested the same, and the arbitration process has commenced.  BNSF provides a significant amount of rail transportation services to our JBI business segment.  At this time, we are unable to reasonably predict the outcome of the arbitration, and, as such, no gain or loss contingency can be determined or recorded. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, is expected to continue on a timely basis.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “JBHT.” At December 31, 2016, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued. We had 111.3 million and 113.9 million shares outstanding as of December 31, 2016 and 2015, respectively. The high and low sales prices of our common stock as reported by NASDAQ and the quarterly dividends paid per share on our common shares were:

2016	Dividends Paid	High	Low

First Quarter	$0.22	$86.94	$63.58
Second Quarter	0.22	89.43	75.71
Third Quarter	0.22	86.59	77.52
Fourth Quarter	0.22	102.38	76.20

2015	Dividends Paid	High	Low

First Quarter	$0.21	$90.46	$77.50
Second Quarter	0.21	93.50	82.06
Third Quarter	0.21	86.32	70.92
Fourth Quarter	0.21	79.73	69.69

On February 14, 2017, the high and low sales prices for our common stock as reported by NASDAQ were $100.74 and $99.42, respectively, and we had 1,018 stockholders of record.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and any other factors the Board of Directors may deem relevant. On January 25, 2017, we announced an increase in our quarterly cash dividend from $0.22 to $0.23 per share, which will be paid February 24, 2017, to stockholders of record on February 10, 2017. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended December 31, 2016:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased		Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
October 1 through October 31, 2016	759,590	$78.99	(2)	759,590	$216
November 1 through November 30, 2016	120,935	124.03	(2)	120,935	201
December 1 through December 31, 2016	-	-		-	201
Total	880,525	$85.18		880,525	$201

(1)	On October 22, 2015, our Board of Directors authorized an additional purchase of up to $500 million of our common stock.

(2)

Number of common shares and average price paid per common share reflect the effective total purchases upon completion of our $75 million accelerated repurchase program, which commenced in October 2016. Terms of the program included a deferment of 120,935 shares until program completion in November 2016.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of stockholders of our common stock with the cumulative total returns of the S&P 500 index and two customized peer groups. The peer group labeled “2015 Peer Group” consists of 11 companies: Avis Budget Group Inc., C.H. Robinson Worldwide Inc., CSX Corp, Expeditors International Of Washington Inc., Hertz Global Holdings Inc., Hub Group Inc., Kansas City Southern, Landstar System Inc., Norfolk Southern Corp, Ryder System Inc. and Swift Transportation Co. The peer group labeled “2016 Peer Group” consists of 12 companies: Avis Budget Group Inc., C.H. Robinson Worldwide Inc., CSX Corp, Expeditors International Of Washington Inc., Hertz Global Holdings Inc., Hub Group Inc., Kansas City Southern, Landstar System Inc., Norfolk Southern Corp, Old Dominion Freight Line Inc., Ryder System Inc. and Swift Transportation Co. The graph assumes the value of the investment in our common stock, in the index, and in each of the peer groups (including reinvestment of dividends) was $100 on December 31, 2011, and tracks it through December 31, 2016. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31,
	2011	2012	2013	2014	2015	2016

J.B. Hunt Transport Services, Inc.	$100.00	$134.19	$174.78	$192.48	$169.33	$226.54
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
2015 Peer Group	100.00	99.89	143.03	168.32	123.82	154.16
2016 Peer Group	100.00	100.60	144.43	171.54	126.39	158.69

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)		(C)
Equity compensation plans approved by security holders	1,986,710	$-	(2)	6,873,114

(1)

We have no equity compensation plans that are not approved by security holders. We have proposed a restatement to our existing equity compensation plan, subject to security holder approval at our April 20, 2017, Annual Meeting of Stockholders.

(2)

Currently, only restricted share units remain outstanding under our equity compensation plan. Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis and, accordingly, do not include an exercise price.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)

Earnings data for the years ended December 31,	2016	2015	2014	2013	2012
Operating revenues	$6,555	$6,188	$6,165	$5,585	$5,055
Operating income	721	716	632	577	530
Net earnings	432	427	375	342	310
Basic earnings per share	3.84	3.69	3.20	2.92	2.64
Diluted earnings per share	3.81	3.66	3.16	2.87	2.59
Cash dividends per share	0.88	0.84	0.80	0.45	0.71
Operating expenses as a percentage of operating revenues:
Rents and purchased transportation	49.7%	48.4%	50.0%	50.2%	49.2%
Salaries, wages and employee benefits	22.4	22.5	20.9	20.4	20.5
Depreciation and amortization	5.5	5.5	4.8	4.5	4.5
Fuel and fuel taxes	4.3	5.1	7.4	8.2	9.2
Operating supplies and expenses	3.6	3.6	3.5	3.6	3.5
General and administrative expenses, net of asset dispositions	1.3	1.1	0.8	0.8	0.6
Insurance and claims	1.2	1.2	1.3	1.0	1.1
Operating taxes and licenses	0.7	0.7	0.7	0.7	0.6
Communication and utilities	0.3	0.3	0.4	0.3	0.3
Total operating expenses	89.0	88.4	89.8	89.7	89.5
Operating income	11.0	11.6	10.2	10.3	10.5
Net interest expense	0.4	0.4	0.4	0.4	0.5
Earnings before income taxes	10.6	11.2	9.8	9.9	10.0
Income taxes	4.0	4.3	3.7	3.8	3.9
Net earnings	6.6%	6.9%	6.1%	6.1%	6.1%

Balance sheet data as of December 31,	2016	2015	2014	2013	2012
Working capital ratio	1.65	1.61	1.11	0.96	1.10
Total assets (millions)	$3,829	$3,630	$3,374	$2,818	$2,462
Stockholders’ equity (millions)	$1,414	$1,300	$1,205	$1,012	$792
Current portion of long-term debt (millions)	-	-	$250	$250	$100
Total debt (millions)	$986	$998	$929	$707	$683
Total debt to equity	0.70	0.77	0.77	0.70	0.86
Total debt as a percentage of total capital	41%	43%	44%	41%	46%

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. We have policies in place for 2017 with substantially the same terms as our 2016 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and, if applicable, conversion to fully insured status and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2016, we had an accrual of approximately $98 million for estimated claims. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2016, we had an aggregate prepaid insurance asset of approximately $93 million, which represented prefunded premiums and deposits.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis, and trailers in connection with our business. This equipment may be purchased or acquired under lease agreements. In addition, we may rent revenue equipment from various third parties under short-term rental arrangements. Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairment to our assets at December 31, 2016.

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

Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on our provision for income taxes. As part of our calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are not more likely than not to be sustained upon audit, we accrue the largest amount of the benefit that is not more likely than not to be sustained in our Consolidated Financial Statements. Such accruals require us to make estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter for which we have established an accrual is audited and resolved. See Note 7, Income Taxes, in our Consolidated Financial Statements for a discussion of our current tax contingencies.

RESULTS OF OPERATIONS

The following table sets forth items in our Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items compared with the prior year.

	Percentage of Operating Revenues			Percentage Change Between Years
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Operating revenues	100.0%	100.0%	100.0%	5.9%	0.4%

Operating expenses:
Rents and purchased transportation	49.7	48.4	50.0	8.7	(2.9)
Salaries, wages and employee benefits	22.4	22.5	20.9	5.4	8.1
Depreciation and amortization	5.5	5.5	4.8	6.4	15.3
Fuel and fuel taxes	4.3	5.1	7.4	(9.5)	(31.0)
Operating supplies and expenses	3.6	3.6	3.5	5.7	0.9
General and administrative expenses, net of asset dispositions	1.3	1.1	0.8	20.0	43.3
Insurance and claims	1.2	1.2	1.3	6.4	(9.1)
Operating taxes and licenses	0.7	0.7	0.7	6.7	11.1
Communication and utilities	0.3	0.3	0.4	(3.0)	(1.1)
Total operating expenses	89.0	88.4	89.8	6.6	(1.1)
Operating income	11.0	11.6	10.2	0.7	13.3
Net interest expense	0.4	0.4	0.4	(1.1)	(5.4)
Earnings before income taxes	10.6	11.2	9.8	0.8	14.2
Income taxes	4.0	4.3	3.7	0.3	14.4
Net earnings	6.6%	6.9%	6.1%	1.1%	14.0%

2016 Compared With 2015

Consolidated Operating Revenues

Our total consolidated operating revenues increased 5.9% to $6.56 billion in 2016, compared to $6.19 billion in 2015, primarily due to overall increased load volume, partially offset by lower revenue per load in our JBI, ICS, and JBT segments. Fuel surcharge revenues decreased 18.4% to $548 million in 2016, compared to $671 million in 2015. If fuel surcharge revenues were excluded from both years, our 2016 revenue increased 8.9% over 2015.

Consolidated Operating Expenses

Our 2016 consolidated operating expenses increased 6.6% from 2015, while year-over-year revenue increased 5.9%, resulting in a 2016 operating ratio of 89.0% compared to 88.4% in 2015. Rents and purchased transportation costs increased 8.7% in 2016, primarily the result of increased rail purchased transportation rates and the increase in load volume, which increased services provided by third-party rail and truck carriers within JBI and ICS segments. Salaries, wages and employee benefit costs increased 5.4% in 2016 from 2015. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers, partially offset by a $15.2 million, one-time benefit recorded to reflect a change in our employee paid time off policy.

Depreciation and amortization expense increased 6.4% in 2016, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand, equipment purchased related to new DCS long-term customer contracts, and new replacement equipment in JBT.

Fuel and fuel taxes expense decreased 9.5% in 2016 compared with 2015, due to decreases in the price of fuel during 2016, partially offset by increased road miles. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional, or local fuel prices. While these programs may address fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue. As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues. Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

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

Operating supplies and expenses increased 5.7%, driven primarily by increased toll activity and tire expense. General and administrative expenses increased 20.0% from 2015, primarily due to increased charitable contributions and the absence of net gains from asset sales and disposals in 2016. Net losses from sale or disposal of assets were $5 million in 2016, compared to net gains of $1 million in 2015. Insurance and claims expense increased 6.4% in 2016, primarily due to higher incident volume.

Net interest expense for 2016 decreased by 1.1% compared with 2015, due primarily to lower effective interest rates.

Our effective income tax rate was 37.90% in 2016 and 38.10% in 2015. The decrease in 2016 was primarily due to a reduction in permanent differences related to executive compensation and lower state tax rates.

Segments

We operated four business segments during calendar year 2016. The operation of each of these businesses is described in our Notes to Consolidated Financial Statements. The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment
	Years Ended December 31, (in millions)
	2016	2015	2014
JBI	$3,796	$3,665	$3,687
DCS	1,533	1,451	1,394
ICS	852	699	718
JBT	388	386	386
Total segment revenues	6,569	6,201	6,185
Intersegment eliminations	(14)	(13)	(20)
Total	$6,555	$6,188	$6,165

	Operating Income by Segment
	Years Ended December 31, (in millions)
	2016	2015	2014
JBI	$450	$477	$461
DCS	205	163	117
ICS	36	36	30
JBT	30	40	24
Total	$721	$716	$632

Operating Data by Segment

	Years Ended December 31,
	2016	2015	2014
JBI
Loads	1,916,303	1,772,808	1,700,374
Average length of haul (miles)	1,657	1,652	1,656
Revenue per load	$1,981	$2,067	$2,169
Average tractors during the period(1)	5,222	4,949	4,502
Tractors (end of period)
Company-owned	4,581	4,276	3,916
Independent contractor	695	805	761
Total tractors	5,276	5,081	4,677
Trailing equipment (end of period)	84,594	78,957	73,298
Average effective trailing equipment usage	77,179	72,622	68,683

DCS
Loads	2,401,332	2,250,099	2,101,707
Average length of haul (miles)	177	175	177
Revenue per truck per week(2)	$4,077	$4,028	$4,098
Average trucks during the period(3)	7,307	7,012	6,641
Trucks (end of period)
Company-owned	6,976	6,762	6,425
Independent contractor	15	10	7
Customer-owned (Dedicated-operated)	410	436	448
Total trucks	7,401	7,208	6,880
Trailing equipment (end of period)	22,688	21,672	20,516
Average effective trailing equipment usage	22,827	22,391	20,927

ICS
Loads	852,179	542,947	453,410
Revenue per load	$999	$1,288	$1,584
Gross profit margin	14.3%	15.3%	13.0%
Employee count (end of period)	824	670	582
Approximate number of third-party carriers (end of period)	50,900	45,700	39,100

JBT
Loads	385,298	366,297	370,555
Average length of haul (miles)	455	448	411
Loaded miles (000)	175,038	163,115	151,725
Total miles (000)	207,998	193,856	179,036
Average nonpaid empty miles per load	85.6	83.9	73.7
Revenue per tractor per week(2)	$3,458	$3,698	$4,068
Average tractors during the period(1)	2,191	2,051	1,868
Tractors (end of period)
Company-owned	1,376	1,462	1,296
Independent contractor	752	687	590
Total tractors	2,128	2,149	1,886
Trailing equipment (end of period)	7,642	7,604	7,215
Average effective trailing equipment usage	6,956	6,460	5,891

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue increased 3.6% to $3.80 billion in 2016, from $3.66 billion in 2015. This increase in revenue was primarily a result of an 8.1% increase in load volume, offset by a 4.2% decrease in revenue per load, which is the combination of changes in freight mix, customer rates, and fuel surcharge revenue. Load volume in our eastern network increased 6.7%, and transcontinental loads grew 9.0% compared to 2015. Excluding fuel surcharge, revenues increased 7.1% and revenue per load decreased 1.0% in 2016 over the prior year. Average length of haul remained relatively flat in 2016 when compared to 2015.

Operating income of the JBI segment decreased to $450 million in 2016, from $477 million in 2015. Benefits from volume growth, improved network efficiency, improved rail service, and approximately $5.7 million from the change in paid time off policy were offset by increased rail purchased transportation costs, higher equipment ownership costs, increased insurance and cargo claim expense and higher driver wage and retention costs.

DCS Segment

DCS segment revenue increased 5.6% to $1.53 billion in 2016, from $1.45 billion in 2015. Productivity, defined as revenue per truck per week, increased 1.2% when compared to 2015. Revenue, excluding fuel surcharges, increased 7.3% in 2016 compared to 2015, and productivity excluding fuel surcharge revenue increased 2.8% from 2015, primarily from improved overall operational efficiencies, including better integration of assets between customer accounts, fewer unseated trucks, increased customer supply-chain fluidity, load counts and customer rate increases. DCS ended 2016 with a net additional 193 revenue-producing trucks when compared to 2015.

Operating income of our DCS segment increased to $205 million in 2016, from $163 million in 2015. The increase is primarily due to increased revenue, improved asset utilization, and approximately $7.3 million from the change in paid time off policy, partially offset by higher driver wage and recruiting costs, increased salaries and benefits expenses, and higher equipment ownership costs.

ICS Segment

ICS segment revenue increased 21.7% to $852 million in 2016, from $699 million in 2015. Overall volumes increased 57.0%. Revenue per load decreased 22.5% primarily due to freight mix changes driven by customer demand. Contractual business was approximately 74% of the total load volume and 64% of the total revenue in the 2016, compared to 71% of the total load volume and 63% of the total revenue in 2015.

Operating income remained flat at $36 million for both 2016 and 2015, primarily due to increased revenue and approximately $1.0 million from the change in paid time off policy, being offset by a 6.3% decrease in gross profit margin, increased claim costs, higher technology costs and increased personnel costs, as the total branch count increased to 42 from 34 at the end of 2015. ICS gross profit margin decreased to 14.3% for 2016 from 15.3% for 2015. ICS’s carrier base increased 11.4%, and the employee count increased 23.0% when compared to 2015.

JBT Segment

JBT segment revenue increased 0.6% to $388 million in 2016, from $386 million in 2015. Excluding fuel surcharges, revenue for 2016 increased 3.8% compared to 2015, primarily due to increased average truck count, partially offset by core customer rate decreases and freight mix changes.

JBT segment had operating income of $30 million in 2016 compared with $40 million in 2015. Benefits from an increased average truck count, higher load volume, and approximately $1.2 million from the change in paid time off policy, were more than offset by increased driver recruiting costs, higher independent contractor cost per mile, higher safety and insurance costs, and increased tractor maintenance costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $854 million in 2016 and $873 million in 2015. This decrease in 2016 was primarily due to the timing of collections of trade and other receivables, partially offset by increased earnings, collection of income taxes receivable and the timing of the payments of trade payables.

Net cash used in investing activities totaled $485 million in 2016, compared with $577 million in 2015. The decrease resulted primarily from a reduction in equipment purchases, partially offset by a decrease in proceeds from the sale of equipment in 2016, compared to 2015.

Net cash used in financing activities was $368 million in 2016, compared with $297 million in 2015. This change resulted primarily from higher long-term debt repayments, net of proceeds from long-term debt, in 2016, partially offset by a reduction in treasury stock purchases.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and other factors the Board of Directors may deem relevant. We paid a $0.20 per share quarterly dividend in 2014, a $0.21 per share quarterly dividend in 2015, and a $0.22 per share quarterly dividend in 2016. On January 25, 2017, we announced an increase in our quarterly cash dividend from $0.22 to $0.23 per share, which will be paid February 24, 2017, to stockholders of record on February 10, 2017. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

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

At December 31, 2016, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2020. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2016, we had $140 million outstanding at an average interest rate of 1.76% under this agreement.

Our senior notes consist of three separate issuances. The first and second issuances are $250 million of 2.40% senior notes due March 2019 and $250 million of 3.85% senior notes due March 2024, respectively, both of which were issued in March 2014. Interest payments under both notes are due semiannually in March and September of each year. The third issuance is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under this note are due semiannually in February and August of each year. We may redeem for cash some or all of these notes based on a redemption price set forth in the note indenture. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% fixed-rate senior notes due March 2019 and our $350 million of 3.30% fixed-rate senior notes due August 2022 to variable rates, resulting in interest rates of 1.81% and 2.26%, respectively, at December 31, 2016. The applicable interest rates under these swap agreements are based on LIBOR plus an established margin.

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at December 31, 2016.

We believe our liquid assets, cash generated from operations, and various financing arrangements will provide sufficient funds for our operating and capital requirements for the foreseeable future.

We are currently committed to spend approximately $967 million, net of proceeds from sales or trade-ins, during 2017 and 2018, which is primarily related to the acquisition of containers, chassis, and tractors.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are related to operating leases. As of December 31, 2016, we had approximately $36.7 million of obligations, primarily related to facility leases.

Contractual Obligations and Commitments

The following table summarizes our expected obligations and commitments (in millions) as of December 31, 2016:

	Total	2017	2018-2019	2020-2021	2022 and thereafter
Operating leases	$36.7	$15.2	$15.3	$6.1	$0.1
Long-term debt obligations	990.0	-	250.0	140.0	600.0
Interest payments on debt (1)	134.3	24.5	45.7	37.2	26.9
Commitments to acquire revenue equipment and facilities	966.6	302.4	664.2	-	-
Total	$2,127.6	$342.1	$975.2	$183.3	$627.0

(1) Interest payments on debt are based on the debt balance and applicable rate at December 31, 2016.

We had standby letters of credit outstanding of approximately $4.4 million at December 31, 2016, that expire at various dates in 2017, which are related to certain operating agreements and our self-insured retention levels for casualty and workers’ compensation claims. We plan to renew these letters of credit in accordance with our third-party agreements. The table above excludes $39.8 million of liabilities related to uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the ultimate timing of settlement. See Note 7, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% fixed-rate senior notes due March 2019 and our $350 million of 3.30% fixed-rate senior notes due August 2022 to variable rates. The applicable interest rates under these swap agreements are based on LIBOR plus an established margin. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $7.4 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2016. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases. As of December 31, 2016, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and reports thereon of our independent registered public accounting firm as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Earnings for years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for years ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2017.

ITEM 11.  EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2017.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2017.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)     Financial Statements, Financial Statement Schedules and Exhibits:

(1)   Financial Statements

The financial statements included in Item 8 above are filed as part of this annual report.

(2)   Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Years Ended:	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2014	$8.1	$19.0	$(17.6)	$9.5
December 31, 2015	9.5	9.5	(9.1)	9.9
December 31, 2016	9.9	19.5	(16.0)	13.4

All other schedules have been omitted either because they are not applicable or because the required information is included in our Consolidated Financial Statements or the notes thereto.

(3)   Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (Exhibit Index).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 23rd day of February, 2017.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 23rd day of February, 2017, on behalf of the registrant and in the capacities indicated.

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

10.3	Amendment to Second Amended and Restated Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed July 26, 2016)

10.4	Summary of Compensation Arrangements with Named Executive Officers (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed October 24, 2016)

10.5	Indenture (incorporated by reference from Exhibit 4.1 of the Company’s registration statement on Form S-3ASR, filed September 14, 2010)

10.6	Second Supplemental Indenture (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed March 6, 2014)

10.7	Third Supplemental Indenture (incorporated by reference from Exhibit 4.4 of the Company’s current report on Form 8-K, filed March 6, 2014)

10.8	Fourth Supplemental Indenture (incorporated by reference from Exhibit 4.3 of the Company’s current report on Form 8-K, filed August 6, 2015)

10.9	Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed October 2, 2015)

21.1	Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/John N. Roberts, III	/s/ David G. Mee
John N. Roberts, III	David G. Mee
President and Chief Executive Officer	Executive Vice President, Finance and
(Principal Executive Officer)	Administration, Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Hunt Transport Services, Inc. at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J.B. Hunt Transport Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas
February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

We have audited J.B. Hunt Transport Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). J.B. Hunt Transport Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, J.B. Hunt Transport Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J.B. Hunt Transport Services, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas
February 23, 2017

J.B. HUNT TRANSPORT SERVICES, INC.

Consolidated Balance Sheets

December 31, 2016 and 2015

(in thousands, except share data)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$6,377	$5,566
Trade accounts receivable, net	745,288	624,294
Other receivables	67,926	106,986
Inventories	18,577	23,191
Prepaid expenses	107,513	97,888
Total current assets	945,681	857,925
Property and equipment, at cost:
Revenue and service equipment	3,820,439	3,636,767
Land	46,827	39,026
Structures and improvements	175,900	154,142
Furniture and office equipment	215,749	189,516
Total property and equipment	4,258,915	4,019,451
Less accumulated depreciation	1,440,124	1,318,122
Net property and equipment	2,818,791	2,701,329
Other assets	64,516	70,290
Total assets	$3,828,988	$3,629,544

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$384,308	$340,332
Claims accruals	109,745	104,220
Accrued payroll	51,929	59,420
Other accrued expenses	27,152	28,445
Total current liabilities	573,134	532,417
Long-term debt	986,278	998,003
Other long-term liabilities	64,881	58,552
Deferred income taxes	790,634	740,220
Total liabilities	2,414,927	2,329,192
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2016 and 2015, of which 111,305,021 shares and 113,947,780 shares were outstanding at December 31, 2016 and 2015, respectively)	1,671	1,671
Additional paid-in capital	293,087	268,728
Retained earnings	3,218,943	2,885,843
Treasury stock, at cost (55,794,411 shares at December 31, 2016, and 53,151,652 shares at December 31, 2015)	(2,099,640)	(1,855,890)
Total stockholders’ equity	1,414,061	1,300,352

Total liabilities and stockholders' equity	$3,828,988	$3,629,544

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Consolidated Statements of Earnings

Years Ended December 31, 2016, 2015 and 2014

(in thousands, except per share amounts)

	2016	2015	2014

Operating revenues, excluding fuel surcharge revenues	$6,007,347	$5,516,282	$5,082,827
Fuel surcharge revenues	548,112	671,364	1,082,614
Total operating revenues	6,555,459	6,187,646	6,165,441
Operating expenses:
Rents and purchased transportation	3,255,692	2,994,586	3,085,276
Salaries, wages and employee benefits	1,469,187	1,394,239	1,290,404
Depreciation and amortization	361,510	339,613	294,496
Fuel and fuel taxes	283,437	313,034	453,919
Operating supplies and expenses	233,223	220,597	218,539
General and administrative expenses, net of asset dispositions	87,053	72,522	50,596
Insurance and claims	78,410	73,689	81,062
Operating taxes and licenses	45,954	43,084	38,796
Communication and utilities	19,973	20,588	20,811
Total operating expenses	5,834,439	5,471,952	5,533,899
Operating income	721,020	715,694	631,542
Interest income	71	86	87
Interest expense	25,294	25,577	27,028
Earnings before income taxes	695,797	690,203	604,601
Income taxes	263,707	262,968	229,809
Net earnings	$432,090	$427,235	$374,792

Weighted average basic shares outstanding	112,474	115,677	117,000
Basic earnings per share	$3.84	$3.69	$3.20
Weighted average diluted shares outstanding	113,361	116,728	118,445
Diluted earnings per share	$3.81	$3.66	$3.16
Dividends declared per common share	$0.88	$0.84	$0.80

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2016, 2015 and 2014

(in thousands, except per share amounts)

		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
Balances at December 31, 2013	$1,671	$226,595	$2,274,784	$(1,490,598)	$1,012,452
Comprehensive income:
Net earnings	-	-	374,792	-	374,792
Cash dividend declared and paid ($0.80 per share)	-	-	(93,604)	-	(93,604)
Tax benefit of stock options exercised and restricted shares issued	-	16,645	-	-	16,645
Purchase of treasury shares	-	-	-	(125,000)	(125,000)
Share-based compensation	-	35,333	-	-	35,333
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(30,932)	-	14,837	(16,095)

Balances at December 31, 2014	$1,671	$247,641	$2,555,972	$(1,600,761)	$1,204,523
Comprehensive income:
Net earnings	-	-	427,235	-	427,235
Cash dividend declared and paid ($0.84 per share)	-	-	(97,364)	-	(97,364)
Tax benefit of stock options exercised and restricted shares issued	-	12,877	-	-	12,877
Purchase of treasury shares	-	-	-	(262,275)	(262,275)
Share-based compensation	-	37,228	-	-	37,228
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(29,018)	-	7,146	(21,872)

Balances at December 31, 2015	$1,671	$268,728	$2,885,843	$(1,855,890)	$1,300,352
Comprehensive income:
Net earnings	-	-	432,090	-	432,090
Cash dividend declared and paid ($0.88 per share)	-	-	(98,990)	-	(98,990)
Tax benefit of stock options exercised and restricted shares issued	-	7,044	-	-	7,044
Purchase of treasury shares	-	-	-	(249,760)	(249,760)
Share-based compensation	-	40,625	-	-	40,625
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(23,310)	-	6,010	(17,300)

Balances at December 31, 2016	$1,671	$293,087	$3,218,943	$(2,099,640)	$1,414,061

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net earnings	$432,090	$427,235	$374,792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	361,510	339,613	294,496
Share-based compensation	40,625	37,228	35,333
(Gain)/loss on sale of revenue equipment and other	5,490	(1,281)	(6,342)
Provision for deferred income taxes	50,414	80,427	79,343
Changes in operating assets and liabilities:
Trade accounts receivable	(120,994)	8,011	(72,339)
Income taxes receivable or payable	60,956	3,055	(72,291)
Other current assets	(37,101)	(26,493)	(42,730)
Trade accounts payable	60,818	8,600	15,284
Claims accruals	5,524	7,502	28,498
Accrued payroll and other accrued expenses	(5,189)	(10,589)	12,735
Net cash provided by operating activities	854,143	873,308	646,779
Cash flows from investing activities:
Additions to property and equipment	(638,430)	(725,122)	(808,569)
Proceeds from sale of equipment	153,174	168,686	148,859
Change in other assets	(132)	(20,096)	29
Net cash used in investing activities	(485,388)	(576,532)	(659,681)
Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	349,129	499,642
Payments on long-term debt	-	(250,000)	(250,000)
Proceeds from revolving lines of credit and other	1,715,427	2,110,800	2,092,193
Payments on revolving lines of credit and other	(1,724,365)	(2,138,466)	(2,110,749)
Purchase of treasury stock	(249,760)	(262,275)	(125,000)
Stock option exercises and other	1,341	2,978	7,324
Stock repurchased for payroll taxes	(18,641)	(24,850)	(23,419)
Tax benefit of stock options exercised and restricted shares issued	7,044	12,877	16,645
Dividends paid	(98,990)	(97,364)	(93,604)
Net cash provided by/(used in) financing activities	(367,944)	(297,171)	13,032
Net increase/(decrease) in cash and cash equivalents	811	(395)	130
Cash and cash equivalents at beginning of year	5,566	5,961	5,831
Cash and cash equivalents at end of year	$6,377	$5,566	$5,961
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$24,800	$27,245	$26,685
Income taxes	$143,634	$163,304	$192,955

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2016 presentation format.

Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term, highly liquid investments. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts and revenue adjustments is based on historical experience, as well as any known trends or uncertainties related to customer billing and account collectability. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts and revenue adjustments was $13.4 million and $9.9 million at December 31, 2016 and 2015, respectively.

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

At December 31, 2016 and 2015, we had no available-for-sale securities. See Note 8, Employee Benefit Plans, for a discussion of our trading securities.

Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 4 to 10 years for tractors, 7 to 20 years for trailing equipment, 10 to 40 years for structures and improvements, and 3 to 10 years for furniture and office equipment. Salvage values are typically 10% to 30% of original cost for tractors and trailing equipment and reflect any agreements with tractor suppliers for residual or trade-in values for certain new equipment. We capitalize tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service. Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition and are classified in general and administrative expenses, net of asset dispositions in the Consolidated Statements of Earnings.

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

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We record valuation allowances for deferred tax assets to the extent we believe these assets are not more likely than not to be realized through the reversal of existing taxable temporary differences, projected future taxable income, or tax-planning strategies. We record a liability for unrecognized tax benefits when the benefits of tax positions taken on a tax return are not more likely than not to be sustained upon audit. Interest and penalties related to uncertain tax positions are classified as interest expense in the Consolidated Statements of Earnings.

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

	Years ended December 31,
	2016	2015	2014

Weighted average shares outstanding – basic	112,474	115,677	117,000

Effect of common stock equivalents	887	1,051	1,445

Weighted average shares outstanding – diluted	113,361	116,728	118,445

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For the years ended December 31, 2016, 2015, and 2014, our top 10 customers, based on revenue, accounted for approximately 29%, 29%, and 28%, respectively, of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 28% and 27% of our total trade accounts receivable at December 31, 2016 and 2015, respectively. We had no individual customers with revenues greater than 10% of total revenues.

Share-based Compensation

We have a share-based compensation plan covering certain employees, including officers and directors. We account for share-based compensation utilizing the fair value recognition provisions of current accounting standards for share-based payments. We currently utilize restricted share units and performance share units and in the past have also utilized nonstatutory stock options. Issuances of our stock upon restricted share unit and performance share unit vesting or share option exercise are made from treasury stock. Our restricted share unit and performance share unit awards may include both graded-vesting and cliff-vesting awards and therefore vest in increments during the requisite service period or at the end of the requisite service period, as appropriate for each type of vesting. We recognize compensation expense on a straight-line basis over the requisite service periods within each award.

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2014 through 2016, we were self-insured for $500,000 per occurrence for personal injury and property damage and self-insured for $100,000 per workers’ compensation claim. We have policies in place for 2017 with substantially the same terms as our 2016 policies for personal injury, workers’ compensation, and cargo and property damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and, if applicable, conversion to fully insured status and provides an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2016 and 2015, we had an accrual of approximately $98 million and $95 million, respectively, for estimated claims. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2016 and 2015, we had an aggregate prepaid insurance asset of approximately $93 million and $87 million, respectively, which represented prefunded premiums.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09, one year to interim and annual periods beginning after December 15, 2017. Early adoption is permitted after the original effective date of December 15, 2016.

We have selected an implementation team and have begun accumulation of contracts for review and documentation in accordance with the standard. We intend to adopt this new standard in the first quarter 2018, using the modified retrospective transition approach. Based on our work to date, we do not expect the standard to have a material impact on our financial statements.

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

Accounting Pronouncements Adopted in 2016

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

3.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	December 31,
	2016	2015
Senior revolving line of credit	$139.0	$148.7
Senior notes	847.3	849.3
Less current portion of long-term debt	-	-
Total long-term debt	$986.3	$998.0

Aggregate maturities of long-term debt subsequent to December 31, 2016, are as follows: $250.9 million in 2019, $139.0 million in 2020, and $596.4 million thereafter.

Senior Revolving Line of Credit

At December 31, 2016, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2020. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2016, we had $140.0 million outstanding at an average interest rate of 1.76% under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at December 31, 2016.

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements is based on LIBOR plus an established margin, resulting in an interest rate of 1.81% for our $250 million of 2.40% senior notes and 2.26% for our $350 million of 3.30% senior notes at December 31, 2016. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other assets in our Consolidated Balance Sheet at December 31, 2016. See Note 9, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

5.	Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2016 or 2015. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders. At December 31, 2016, we had 2.0 million shares of common stock to be issued upon the vesting of equity awards and 6.9 million shares reserved for future issuance pursuant to share-based payment plans. During calendar year 2016, we purchased approximately 3.1 million shares, or $249.8 million, of our common stock in accordance with plans authorized by our Board. At December 31, 2016, we had $201.2 million available under an authorized plan to purchase our common stock.

6.	Share-based Compensation

We maintain a Management Incentive Plan (the “Plan”) that provides various share-based financial methods to compensate our key employees with shares of our common stock or common stock equivalents. Under the Plan, as amended, we have, from time to time, utilized restricted share units, performance share units, restricted shares, and nonstatutory stock options to compensate our employees and directors. We currently are utilizing restricted and performance share units.

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

Our performance share units vest based on the passage of time (generally 2 to 10 years) and achievement of performance criteria. Performance share units do not contain rights to vote or receive dividends until the vesting date. Unvested performance share units are forfeited if the employee terminates for any reason other than death or disability. Performance shares are valued based on the fair value of the award on the grant date, adjusted for dividend estimates based on grant date dividend rates.

In the past, nonstatutory stock options have been granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vested over a 10-year period and were forfeited immediately if the employee terminated for any reason other than death, disability or retirement after age 55. We did not grant any stock options during the years ended December 31, 2016, 2015, and 2014.

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

	Years ended December 31,
	2016	2015	2014
Restricted share units
Pretax compensation expense	$29,938	$27,898	$27,256
Tax benefit	11,347	10,629	10,360
Restricted share units, net of tax	$18,591	$17,269	$16,896
Performance share units
Pretax compensation expense	$10,687	$9,330	$7,882
Tax benefit	4,050	3,555	2,996
Performance share awards, net of tax	$6,637	$5,775	$4,886
Stock options
Pretax compensation expense	$-	$-	$195
Tax benefit	-	-	74
Stock option expense, net of tax	$-	$-	$121

A summary of our restricted share units, performance share units, and nonstatutory stock options is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	2,421,430	$41.49
Granted	447,780	75.61
Vested	(808,914)	37.33
Forfeited	(119,298)	47.81
Unvested at December 31, 2014	1,940,998	$51.74
Granted	390,143	74.86
Vested	(783,483)	39.45
Forfeited	(30,908)	54.89
Unvested at December 31, 2015	1,516,750	$63.96
Granted	540,746	75.03
Vested	(520,619)	54.78
Forfeited	(34,221)	69.14
Unvested at December 31, 2016	1,502,656	$71.16

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	408,025	$56.78
Granted	106,945	76.22
Vested	(81,075)	53.26
Forfeited	-	-
Unvested at December 31, 2014	433,895	$62.23
Granted	160,574	74.37
Vested	(103,796)	58.28
Forfeited	-	-
Unvested at December 31, 2015	490,673	$67.04
Granted	142,114	74.71
Vested	(148,733)	62.84
Forfeited	-	-
Unvested at December 31, 2016	484,054	$70.58

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	440	$19.08	1.67	$25.6
Exercised	(341)	18.70	-	19.9
Forfeited	(1)	19.08	-	-
Outstanding at December 31, 2014	98	$20.40	0.86	$6.3
Exercised	(95)	20.35	-	5.8
Forfeited	(1)	24.27	-	-
Outstanding at December 31, 2015	2	$20.76	0.05	$0.1
Exercised	(2)	20.76	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2016	-	$-	-	$-
Exercisable	-	$-	-	$-

At December 31, 2016, we had $66.9 million and $19.4 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately 3.6 years for restricted share units and 2.5 years for performance share units.

The aggregate intrinsic value of restricted and performance share units vested and options exercised during the years ended December 31, 2016, 2015, and 2014, was $56.7 million, $80.8 million, and $88.5 million, respectively. The aggregate intrinsic value of unvested restricted and performance share units was $192.8 million at December 31, 2016. The total fair value of shares vested for restricted share, performance share, and stock option awards during the years ended December 31, 2016, 2015, and 2014, was $38.1 million, $37.3 million, and $37.5 million, respectively.

7.	Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2016	2015	2014
Current:
Federal	$191,422	$160,235	$130,761
State and local	21,871	22,306	19,705
	213,293	182,541	150,466
Deferred:
Federal	45,846	71,292	72,547
State and local	4,568	9,135	6,796
	50,414	80,427	79,343
Total tax expense	$263,707	$262,968	$229,809

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Income tax at federal statutory rate	$243,529	$241,571	$211,610
State tax, net of federal effect	19,165	18,671	17,357
Nondeductible meals and entertainment	1,419	1,420	1,395
Change in effective state tax rate, net of federal benefit	(1,055)	1,761	256
Other, net	649	(455)	(809)
Total tax expense	$263,707	$262,968	$229,809

Income taxes receivable was $15.7 million and $76.7 million at December 31, 2016 and 2015, respectively. These amounts have been included in other receivables in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015, are presented below (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Insurance accruals	$34,788	$33,522
Allowance for doubtful accounts	2,347	2,335
Compensation accrual	10,443	13,991
Deferred compensation accrual	26,062	24,687
Federal benefit of state uncertain tax positions	14,085	12,751
Other	3,853	4,036
Total gross deferred tax assets	91,578	91,322
Valuation allowance	-	(552)
Total deferred tax assets, net of valuation allowance	91,578	90,770
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	831,555	786,840
Prepaid permits and insurance, principally due to expensing for income tax purposes	37,119	33,064
Other	13,538	11,086
Total gross deferred tax liabilities	882,212	830,990
Net deferred tax liability	$790,634	$740,220

Guidance on accounting for uncertainty in income taxes prescribes recognition and measurement criteria and requires that we assess whether the benefits of our tax positions taken are more likely than not of being sustained under tax audits.  We have made adjustments to the balance of unrecognized tax benefits, a component of other long-term liabilities on our Consolidated Balance Sheets, as follows (in millions):

	December 31,
	2016	2015	2014
Beginning balance	$32.0	$31.6	$29.7
Additions based on tax positions related to the current year	10.3	9.4	8.2
Additions/(reductions) based on tax positions taken in prior years	(3.2)	(2.5)	0.4
Reductions due to settlements	(0.4)	(3.0)	(3.7)
Reductions due to lapse of applicable statute of limitations	(3.3)	(3.5)	(3.0)
Ending balance	$35.4	$32.0	$31.6

At December 31, 2016 and 2015, we had a total of $35.4 million and $32.0 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $23.0 million and $20.8 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2016 and 2015, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Statements of Earnings.  The amount of accrued interest and penalties recognized during the years ended December 31, 2016, 2015, and 2014, was $1.9 million, $1.9 million, and $1.8 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2016 and 2015, was $4.4 million and $4.0 million, respectively.

Tax years 2013 and forward remain subject to examination by federal tax jurisdictions, while tax years 2005 and forward remain open for state jurisdictions.

8.	Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2016, 2015, and 2014, our matching contributions to the plan were $15.6 million, $14.7 million, and $11.6 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of 2 to 25 years upon reaching age 55, having 15 years of service, or becoming disabled. Our total liability under this plan was $14.9 million as of December 31, 2016, and $13.6 million as of December 31, 2015. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $14.9 million as of December 31, 2016, and $13.6 million as of December 31, 2015.

9.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at December 31, 2016 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$14.9	1
Interest rate swap	$2.9	2
Senior notes, net of unamortized discount and debt issuance costs	$(599.0)	2

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

Financial Instruments

The carrying amount and estimated fair value at December 31, 2016, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $387.3 million and $402.3 million, respectively.

The carrying amounts of all other instruments at December 31, 2016, approximate their fair value due to the short maturity of these instruments.

10.	Commitments and Contingencies

As of December 31, 2016, we had approximately $36.7 million of obligations remaining under operating lease arrangements related primarily to terminal and support facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016, are approximately $36.7 million, with payment streams as follows (in millions): 2017 - $15.2; 2018 - $9.4; 2019 - $5.9; 2020 - $4.3; 2021 - $1.8; and thereafter - $0.1.

Total rent expense was $44.1 million in 2016, $39.5 million in 2015, and $39.1 million in 2014. At December 31, 2016, we had outstanding commitments of approximately $967 million, net of proceeds from sales or trade-ins during 2017 and 2018, which is primarily related to the acquisition of containers, chassis, and tractors.

During 2016, we issued financial standby letters of credit as a guaranty of our performance under certain operating agreements and self-insurance arrangements. If we default on our commitments under the agreements or other arrangements, we are required to perform under these guaranties. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $4.4 million as of December 31, 2016.

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. During the first half of 2014, the Court in the lead class-action granted judgment in our favor with regard to all claims. The plaintiffs have appealed the case to the Ninth Circuit Court of Appeals where it is currently pending. The overlapping claims in the remaining actions have been stayed pending a decision in the lead class-action case. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

In January, 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF).  BNSF has requested the same, and the arbitration process has commenced.  BNSF provides a significant amount of rail transportation services to our JBI business segment.  At this time, we are unable to reasonably predict the outcome of the arbitration, and, as such, no gain or loss contingency can be determined or recorded. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, is expected to continue on a timely basis.

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

Our customers are geographically dispersed across the United States. A summary of certain segment information as of December 31 is presented below (in millions):

	Assets (Excludes intercompany accounts)
	December 31,
	2016	2015	2014
JBI	$2,032	$1,848	$1,733
DCS	951	949	832
ICS	136	99	106
JBT	279	286	289
Other (includes corporate)	431	448	414
Total	$3,829	$3,630	$3,374

	Revenues
	Years ended December 31,
	2016	2015	2014
JBI	$3,796	$3,665	$3,687
DCS	1,533	1,451	1,394
ICS	852	699	718
JBT	388	386	386
Total segment revenues	6,569	6,201	6,185
Intersegment eliminations	(14)	(13)	(20)
Total	$6,555	$6,188	$6,165

	Operating Income
	Years ended December 31,
	2016	2015	2014
JBI	$450	$477	$461
DCS	205	163	117
ICS	36	36	30
JBT	30	40	24
Total	$721	$716	$632

	Depreciation and Amortization Expense
	Years ended December 31,
	2016	2015	2014
JBI	$160	$148	$130
DCS	143	133	117
JBT	41	42	32
Other	18	17	15
Total	$362	$340	$294

12.	Quarterly Financial Information (Unaudited)

Operating results by quarter for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2016:
Operating revenues	$1,528,712	$1,615,026	$1,690,659	$1,721,062
Operating income	$167,890	$175,792	$182,977	$194,361
Net earnings	$100,098	$105,011	$109,425	$117,556
Basic earnings per share	$0.89	$0.93	$0.97	$1.05
Diluted earnings per share	$0.88	$0.92	$0.97	$1.05

2015:
Operating revenues	$1,440,180	$1,539,957	$1,586,494	$1,621,015
Operating income	$155,220	$173,735	$193,846	$192,893
Net earnings	$91,932	$103,419	$115,139	$116,746
Basic earnings per share	$0.79	$0.89	$1.00	$1.02
Diluted earnings per share	$0.78	$0.88	$0.99	$1.01