Form 10-Q
period 2017-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2017-04-28
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

   Yes   X            No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   X    Accelerated filer          Non-accelerated filer

Smaller reporting company        Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes                 No   X

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2017 was 109,983,186.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended March 31, 2017

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Operating revenues, excluding fuel surcharge revenues	$1,461,768	$1,426,654
Fuel surcharge revenues	167,390	102,058
Total operating revenues	1,629,158	1,528,712

Operating expenses:
Rents and purchased transportation	806,439	740,402
Salaries, wages and employee benefits	380,311	362,511
Depreciation and amortization	92,189	88,352
Fuel and fuel taxes	80,646	59,414
Operating supplies and expenses	58,022	54,537
General and administrative expenses, net of asset dispositions	23,481	21,833
Insurance and claims	23,005	17,428
Operating taxes and licenses	10,680	11,126
Communication and utilities	4,996	5,219
Total operating expenses	1,479,769	1,360,822
Operating income	149,389	167,890
Net interest expense	6,817	6,442
Earnings before income taxes	142,572	161,448
Income taxes	39,870	61,350
Net earnings	$102,702	$100,098

Weighted average basic shares outstanding	110,878	113,072

Basic earnings per share	$0.93	$0.89

Weighted average diluted shares outstanding	112,026	114,003

Diluted earnings per share	$0.92	$0.88

Dividends declared per common share	$0.23	$0.22

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,261	$6,377
Trade accounts receivable, net	707,433	745,288
Prepaid expenses and other	173,647	194,016
Total current assets	893,341	945,681
Property and equipment, at cost	4,331,100	4,258,915
Less accumulated depreciation	1,500,472	1,440,124
Net property and equipment	2,830,628	2,818,791
Other assets	46,426	64,516
Total assets	$3,770,395	$3,828,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$369,763	$384,308
Claims accruals	106,835	109,745
Accrued payroll	57,083	51,929
Other accrued expenses	52,844	27,152
Total current liabilities	586,525	573,134

Long-term debt	950,558	986,278
Other long-term liabilities	68,457	64,881
Deferred income taxes	792,561	790,634
Stockholders' equity	1,372,294	1,414,061
Total liabilities and stockholders' equity	$3,770,395	$3,828,988

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$102,702	$100,098
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92,189	88,352
Share-based compensation	11,170	10,972
Loss on sale of revenue equipment and other	1,709	30
Deferred income taxes	1,928	15,257
Changes in operating assets and liabilities:
Trade accounts receivable	37,855	(26,743)
Other assets	35,063	22,154
Trade accounts payable	(26,901)	41,168
Income taxes payable or receivable	35,064	41,803
Claims accruals	(2,910)	3,020
Accrued payroll and other accrued expenses	(2,236)	8,785
Net cash provided by operating activities	285,633	304,896

Cash flows from investing activities:
Additions to property and equipment	(98,775)	(156,786)
Net proceeds from sale of equipment	7,768	42,328
Change in other assets	(3,467)	(2)
Net cash used in investing activities	(94,474)	(114,460)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	666,864	313,729
Payments on revolving lines of credit and other	(696,500)	(378,397)
Purchase of treasury stock	(129,761)	(100,000)
Stock option exercises and other	-	42
Stock repurchased for payroll taxes	(276)	(621)
Tax benefit of stock options exercised	-	47
Dividends paid	(25,602)	(24,810)
Net cash used in financing activities	(185,275)	(190,010)
Net change in cash and cash equivalents	5,884	426
Cash and cash equivalents at beginning of period	6,377	5,566
Cash and cash equivalents at end of period	$12,261	$5,992

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,561	$8,797
Income taxes	$2,082	$3,046

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2017, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

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

Accounting Pronouncement Adopted in 2017

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which amended and simplified certain aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments were effective for interim and annual periods beginning after December 15, 2016. The application methods used in adoption varied with each component of the standard. We prospectively adopted ASU 2016-09 during the first quarter 2017, which, upon vesting of share-based awards, will result in the recognition of excess tax benefits or tax deficiencies from share-based compensation as a discrete item in our income tax expense. Historically, these amounts were recorded as additional paid-in capital. Effectively all of our outstanding share-based awards vest within the third quarter of the vesting year. In addition, cash flows from excess tax benefits from share-based compensation, which historically have been reported as cash flows from financing activities are now reported, on a prospective basis, as cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. The remaining amendments within the standard had no impact on our Condensed Consolidated Financial Statements.

2.    Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.1 million shares during the first quarter 2017, compared to 0.9 million shares during the first quarter 2016.

3.    Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2017	2016
Restricted share units:
Pretax compensation expense	$8,136	$7,968
Tax benefit	2,278	3,028
Restricted share unit expense, net of tax	$5,858	$4,940
Performance share units:
Pretax compensation expense	$3,034	$3,004
Tax benefit	849	1,142
Performance share unit expense, net of tax	$2,185	$1,862

As of March 31, 2017, we had $61.7 million and $16.3 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.6 years for restricted share units and 2.4 years for performance share units. During the first quarter 2017, we issued 9,109 shares for vested restricted share units.

4.    Financing Arrangements

Outstanding borrowings, net of unamortized discount and debt issuance cost, under our current financing arrangements consist of the following (in millions):

	March 31, 2017	December 31, 2016
Senior revolving line of credit	$109.1	$139.0
Senior notes	841.5	847.3
Total long-term debt	$950.6	$986.3

Senior Revolving Line of Credit

At March 31, 2017, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2020. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At March 31, 2017, we had $110 million outstanding at an average interest rate of 1.97% under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2017.

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements are based on LIBOR plus an established margin, resulting in an interest rate of 1.98% for our $250 million of 2.40% senior notes and 2.40% for our $350 million of 3.30% senior notes at March 31, 2017. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other long-term liabilities in our Condensed Consolidated Balance Sheet at March 31, 2017. See Note 7, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges, and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.    Capital Stock

On October 22, 2015, our Board of Directors authorized the purchase of $500 million of our common stock, of which $71 million was remaining at March 31, 2017. We purchased approximately 1,328,000 shares, or $129.8 million, of our common stock under our repurchase authorization during the three months ended March 31, 2017. On April 20, 2017 our Board of Directors authorized an additional purchase of up to $500 million of our common stock. On January 25, 2017, we announced an increase in our quarterly cash dividend from $0.22 to $0.23, which was paid February 24, 2017, to stockholders of record on February 10, 2017. On April 20, 2017, our Board of Directors declared a regular quarterly dividend of $0.23 per common share, which will be paid on May 19, 2017, to stockholders of record on May 5, 2017.

7.    Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at March 31, 2017 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$15.4	1
Interest rate swap	$(3.2)	2
Senior notes, net of unamortized discount and debt issuance costs	$(593.1)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of interest rate swaps and corresponding senior notes have been measured using the income approach (Level 2), which include relevant interest rate curve inputs. Trading investments are classified in other assets, interest rate swaps are classified in other long-term liabilities, and the senior notes are classified in long-term debt in our Condensed Consolidated Balance Sheet at March 31, 2017.

Financial Instruments

The carrying amount and estimated fair value at March 31, 2017, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $357.4 million and $370.3 million, respectively.

The carrying amounts of all other instruments at March 31, 2017, approximate their fair value due to the short maturity of these instruments.

8.    Income Taxes

Our effective income tax rate was 28.0% for the three months ended March 31, 2017, compared to 38.0% for the three months ended March 31, 2016. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. Income tax expense for the first quarter 2017 included a one-time after-tax benefit of $13.6 million for the claiming of federal research and development tax credits and domestic production tax deductions for the 2012 through 2016 tax years.

At March 31, 2017, we had a total of $35.6 million in gross unrecognized tax benefits, which are a component of other long-term liabilities in our Condensed Consolidated Balance Sheets. Of this amount, $23.2 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $4.7 million at March 31, 2017.

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

10.  Business Segments

We reported four distinct business segments during the three months ended March 31, 2017 and 2016. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT). The operation of each of these businesses is described in Note 11, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2016. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2017	December 31, 2016
JBI	$2,020	$2,032
DCS	942	951
ICS	121	136
JBT	282	279
Other (includes corporate)	405	431
Total	$3,770	$3,829

	Operating Revenues For The Three Months Ended March 31,
	2017	2016
JBI	$937	$895
DCS	392	358
ICS	209	183
JBT	94	96
Subtotal	1,632	1,532
Inter-segment eliminations	(3)	(3)
Total	$1,629	$1,529

	Operating Income For The Three Months Ended March 31,
	2017	2016
JBI	$95.3	$103.1
DCS	44.8	44.8
ICS	4.4	10.8
JBT	4.9	9.2
Total	$149.4	$167.9

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2017	2016
JBI	$40.5	$39.1
DCS	36.5	34.8
ICS	0.2	0.1
JBT	10.2	10.1
Other (includes corporate)	4.8	4.3
Total	$92.2	$88.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2016, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic conditions, interference with or termination of our relationships with certain railroads, cost and availability of fuel, accidents, adverse weather conditions, disruption or failure of information technology systems, competitive rate fluctuations, availability of drivers, adverse legal decisions and audits or tax assessments of various federal, state, or local taxing authorities. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2016, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our four business segments is described in Note 11, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2016.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2016, contains a summary of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income
	2017	2016	2017	2016
JBI	$937	$895	$95.3	$103.1
DCS	392	358	44.8	44.8
ICS	209	183	4.4	10.8
JBT	94	96	4.9	9.2
Subtotal	1,632	1,532	149.4	167.9
Inter-segment eliminations	(3)	(3)	-	-
Total	$1,629	$1,529	$149.4	$167.9

Total consolidated operating revenues increased to $1.63 billion for the first quarter 2017, a 7% increase from $1.53 billion in the first quarter 2016, and a 2% increase excluding fuel surcharge revenues. This increase in operating revenues was primarily due to a 2% increase in load volumes in JBI, a 10% increase in revenues in DCS related to new customer contracts and rate increases from more mature customer contracts, and a 36% increase in load volume in ICS over the same period in 2016. JBT revenue decreased 2% primarily from a lower revenue per load.

JBI segment revenue increased 5% to $937 million during the first quarter 2017, compared with $895 million in 2016. Load volumes during the first quarter 2017 grew 2% over the same period 2016. Transcontinental loads grew 7% during the first quarter 2017, while the Eastern network load volume was down 6% compared to the first quarter 2016. Competitive truckload pricing originating from the 2016 bid season within the shorter length of haul Eastern network carried over into 2017 and continued to pressure intermodal rates and conversion. The 5% increase in revenue was primarily due to the 2% volume growth, combined with a 3% increase in revenue per load, which is determined by the combination of customer rates, fuel surcharges and freight mix. Revenue per load excluding fuel surcharge revenue decreased 1% year over year due to a continuing competitive pricing environment from truckload operators, intermodal operators and Lead Logistics Providers (4PLs). JBI segment operating income decreased 8%, to $95.3 million in the first quarter 2017, from $103.1 million in 2016. Benefits from volume growth were more than offset by lower revenue per load excluding fuel surcharges, increases in rail purchased transportation costs, reduced Eastern network utilization and lower dray efficiency created from a reduction in Eastern network volumes, higher equipment ownership costs, increased driver wages and recruiting costs and increased insurance and claims costs. The current period ended with approximately 85,200 units of trailing capacity and 5,170 power units assigned to the dray fleet.

DCS segment revenue increased 10% to $392 million in the first quarter 2017 from $358 million in 2016. Productivity, defined as revenue per truck per week, increased 6% when compared to 2016. Productivity excluding fuel surcharges increased 1%, primarily due to improved integration of assets between customer accounts and customer rate increases, partially offset by a more impactful winter weather season during the first quarter of 2017 compared to 2016. A net additional 392 revenue producing trucks were in the fleet by the end of the first quarter 2017 compared to prior year, primarily from private fleet conversions in the current and prior periods. DCS segment operating income remained flat at $44.8 million in the first quarter 2017 when compared to 2016. Increased revenue and improved asset integration was offset by higher driver wages, increased insurance and claims cost primarily from weather related accidents, higher health insurance costs and increased start up expenditures for new customer contracts compared to the first quarter 2016.

ICS segment revenue increased 14% to $209 million in the first quarter 2017, from $183 million in 2016. Overall volumes increased 36% while revenue per load decreased 16% primarily due to freight mix changes driven by customer demand. Spot volumes increased 22%, primarily in the fledgling flatbed and temperature controlled services, and contractual business load counts increased 42% compared to the same period in 2016. Contractual business represented approximately 76% of total load volume and 63% of total revenue in the first quarter 2017, compared to 73% and 64%, respectively, in 2016. ICS segment operating income decreased 59% to $4.4 million in the first quarter 2017, from $10.8 million in 2016, primarily from a lower gross profit margin, increased claims costs and an increased number of branches less than two years old. These younger start-up branches typically produce less revenue and lower gross margins than more mature branches, resulting in a higher proportion of personnel costs to net revenue. ICS had 18 of these start-up branches during the first quarter 2017, compared to nine in the first quarter 2016. Gross profit margin decreased to 14.3% in the first quarter 2017, compared to 17.3% in 2016, primarily due to increased third-party transportation costs and lower spot rates. Total branch count grew to 42 locations compared to 35 at the end of the comparable quarter last year. ICS’s carrier base increased 10% and employee count increased 27% compared to first the quarter 2016.

JBT segment revenue totaled $94 million for the first quarter 2017, a decrease of 2% from $96 million in the first quarter 2016. Revenue excluding fuel surcharge decreased 6% primarily from a 7% decrease in revenue per load partially offset by a 1% increase in load count. The decrease in revenue per load when compared to 2016 was due to a 6% decrease in length of haul and a 1% decrease in rates per loaded mile. Customer contract rates were down over 1% compared to the same period in 2016. At the end of the first quarter 2017, JBT operated 2,144 tractors compared to 2,270 in 2016. JBT segment operating income decreased 46% to $4.9 million in 2017, compared with $9.2 million during first quarter 2016. Benefits from the increased load count and fewer empty miles were more than offset by lower customer rates per mile, increased equipment maintenance cost and higher insurance and claims cost compared to first quarter 2016.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2017	2016	2017 vs. 2016
Total operating revenues	100.0%	100.0%	6.6%
Operating expenses:
Rents and purchased transportation	49.5	48.4	8.9
Salaries, wages and employee benefits	23.3	23.7	4.9
Depreciation and amortization	5.7	5.8	4.3
Fuel and fuel taxes	5.0	3.9	35.7
Operating supplies and expenses	3.6	3.6	6.4
General and administrative expenses, net of asset dispositions	1.3	1.5	7.5
Insurance and claims	1.4	1.1	32.0
Operating taxes and licenses	0.7	0.7	(4.0)
Communication and utilities	0.3	0.3	(4.3)
Total operating expenses	90.8	89.0	8.7
Operating income	9.2	11.0	(11.0)
Net interest expense	0.4	0.4	5.8
Earnings before income taxes	8.8	10.6	(11.7)
Income taxes	2.5	4.1	(35.0)
Net earnings	6.3%	6.5%	2.6%

Total operating expenses increased 8.7%, while operating revenues increased 6.6%, during the first quarter 2017, from the comparable period 2016. Operating income decreased to $149.4 million during the first quarter 2017, from $167.9 million in 2016.

Rents and purchased transportation costs increased 8.9% in 2017. This increase was primarily the result of the increase in load volume, which increased services provided by third-party rail and truck carriers within JBI and ICS segments and increased rail purchased transportation rates.

Salaries, wages and employee benefit costs increased 4.9% in 2017 compared with 2016. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers.

Depreciation and amortization expense increased 4.3% in 2017, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand and equipment purchased related to new DCS long-term customer contracts. Fuel costs increased 35.7% in 2017, compared with 2016, due to increases in the price of fuel, partially offset by improved fuel efficiency.

Operating supplies and expenses increased 6.4% in 2017, compared with 2016, primarily due to increased tire expense, higher nondriver travel costs, increased toll costs, and higher building maintenance expenses. General and administrative expenses increased 7.5% for the current quarter from the comparable period in 2016, primarily due to increased net losses from asset sales and disposals, higher bad debt expense, increased building and computer rentals, and higher professional fees, partially offset by a reduction in charitable contributions. Net loss from sale or disposal of assets was $1.7 million in 2017, compared to a net loss of less than $0.1 million in 2016. Insurance and claims expense increased 32% in 2017, compared with 2016, due to higher incident volume and severity.

Net interest expense increased 5.8% in 2017, due primarily to higher effective interest rates on our debt.

Income tax expense decreased 35.0% in 2017, compared with 2016, primarily due to a one-time after-tax benefit of $13.6 million for the claiming of federal research and development tax credits and domestic production tax deductions for the 2012 through 2016 tax years. Our effective income tax rate was 28.0% for the first quarter 2017, compared to 38.0% in 2016. Our annual tax rate for 2017 is expected to be 35.0% and the normalized annual tax rate, excluding one-time benefits or costs, is expected to be 37.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $286 million during the first three months of 2017, compared with $305 million for the same period 2016. Operating cash flows decreased due to the timing of general working capital activities. Net cash used in investing activities totaled $94 million in 2017, compared with $114 million in 2016. The decrease resulted from a decrease in equipment purchases in 2017 partially offset by a decrease in proceeds from the sale of equipment during the same period. Net cash used in financing activities was $185 million in 2017, compared with $190 million in 2016. This change resulted primarily from lower net payments on revolving lines of credit in 2017, partially offset by an increase in treasury stock purchased.

Debt and Liquidity Data

	March 31, 2017	December 31, 2016	March 31, 2016
Working capital ratio	1.52	1.65	1.40
Total debt (millions)	$950.6	$986.3	$961.3
Total debt to equity	0.69	0.70	0.75
Total debt as a percentage of total capital	41%	41%	43%

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of March 31, 2017 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$36.6	$14.9	$15.5	$6.1	$0.1
Debt obligations	960.0	-	250.0	110.0	600.0
Interest payments on debt (1)	130.5	25.1	45.3	37.3	22.8
Commitments to acquire revenue equipment and facilities	910.6	246.4	664.2	-	-
Total	$2,037.7	$286.4	$975.0	$153.4	$622.9

(1)      Interest payments on debt are based on the debt balance and applicable rate at March 31, 2017.

Our net capital expenditures were approximately $91 million during the first three months of 2017, compared with $114 million for the same period 2016. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2017 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $911 million during 2017 through 2019. We expect to spend in the range of $360 million to $385 million for net capital expenditures during the remainder of 2017. The table above excludes $40.3 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of March 31, 2017, were operating leases related to facility lease obligations.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2016, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

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

ITEM 3. Quantitative And Qualitative Disclosures AbouT Market Risk

Our outstanding debt at March 31, 2017 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% and $350 million of 3.30% fixed rate senior notes due March 2019 and August 2022, respectfully, to variable rates, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rates under these agreements are based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $7.1 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2017. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of March 31, 2017, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2017, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

There were no changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF. BNSF has requested the same, and the arbitration process has commenced. BNSF provides a significant amount of rail transportation services to our JBI business segment. At this time, we are unable to reasonably predict the outcome of the arbitration, and, as such, no gain or loss contingency can be determined or recorded. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, is expected to continue on a timely basis.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1A.   RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended March 31, 2017:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
January 1 through January 31, 2017	-	$-	-	$201
February 1 through February 28, 2017	646,660	98.93	646,660	137
March 1 through March 31, 2017	681,441	96.54	681,441	71
Total	1,328,101	$97.70	1,328,101	$71

(1)     On October 22, 2015 our Board of Directors authorized the purchase of up to $500 million of our common stock. On April 20, 2017 our Board of Directors authorized an additional purchase of up to $500 million of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 28th day of April, 2017.

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