Form 10-Q
period 2017-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2017-07-28
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

            Yes                 No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2017 was 109,435,453.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2017

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating revenues, excluding fuel surcharge revenues	$1,551,051	$1,483,354	$3,012,820	$2,910,008
Fuel surcharge revenues	175,864	131,672	343,253	233,730
Total operating revenues	1,726,915	1,615,026	3,356,073	3,143,738

Operating expenses:
Rents and purchased transportation	871,122	794,907	1,677,562	1,535,310
Salaries, wages and employee benefits	389,873	371,969	770,184	734,480
Depreciation and amortization	93,050	90,364	185,238	178,716
Fuel and fuel taxes	79,072	71,489	159,719	130,903
Operating supplies and expenses	64,486	56,495	122,507	111,031
Insurance and claims	27,461	19,094	50,466	36,522
General and administrative expenses, net of asset dispositions	21,728	18,711	45,209	40,545
Operating taxes and licenses	10,905	11,365	21,585	22,491
Communication and utilities	5,603	4,840	10,599	10,058
Total operating expenses	1,563,300	1,439,234	3,043,069	2,800,056
Operating income	163,615	175,792	313,004	343,682
Net interest expense	7,393	6,420	14,211	12,862
Earnings before income taxes	156,222	169,372	298,793	330,820
Income taxes	58,353	64,361	98,222	125,711
Net earnings	$97,869	$105,011	$200,571	$205,109

Weighted average basic shares outstanding	109,630	112,669	110,250	112,871

Basic earnings per share	$0.89	$0.93	$1.82	$1.82

Weighted average diluted shares outstanding	110,822	113,761	111,420	113,882

Diluted earnings per share	$0.88	$0.92	$1.80	$1.80

Dividends declared per common share	$0.23	$0.22	$0.46	$0.44

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,274	$6,377
Trade accounts receivable, net	749,042	745,288
Prepaid expenses and other	152,035	194,016
Total current assets	908,351	945,681
Property and equipment, at cost	4,384,981	4,258,915
Less accumulated depreciation	1,564,951	1,440,124
Net property and equipment	2,820,030	2,818,791
Other assets	50,001	64,516
Total assets	$3,778,382	$3,828,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$419,306	$384,308
Claims accruals	114,073	109,745
Accrued payroll	46,288	51,929
Other accrued expenses	28,425	27,152
Total current liabilities	608,092	573,134

Long-term debt	943,174	986,278
Other long-term liabilities	66,118	64,881
Deferred income taxes	753,277	790,634
Stockholders' equity	1,407,721	1,414,061
Total liabilities and stockholders' equity	$3,778,382	$3,828,988

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net earnings	$200,571	$205,109
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	185,238	178,716
Share-based compensation	23,110	22,915
Loss on sale of revenue equipment and other	3,393	1,030
Benefit from deferred income taxes	(37,357)	2,354
Changes in operating assets and liabilities:
Trade accounts receivable	(3,754)	(75,703)
Other assets	47,274	33,501
Trade accounts payable	13,269	11,267
Income taxes payable or receivable	11,370	72,041
Claims accruals	4,329	11,408
Accrued payroll and other accrued expenses	(3,996)	11,500
Net cash provided by operating activities	443,447	474,138

Cash flows from investing activities:
Additions to property and equipment	(176,660)	(351,507)
Net proceeds from sale of equipment	11,568	93,549
Changes in other assets	(3,464)	(7)
Net cash used in investing activities	(168,556)	(257,965)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	1,247,227	676,687
Payments on revolving lines of credit and other	(1,291,200)	(738,198)
Purchase of treasury stock	(179,813)	(100,000)
Stock option exercises and other	1,100	1,342
Stock repurchased for payroll taxes	(431)	(975)
Tax benefit of stock options exercised	-	280
Dividends paid	(50,877)	(49,598)
Net cash used in financing activities	(273,994)	(210,462)
Net change in cash and cash equivalents	897	5,711
Cash and cash equivalents at beginning of period	6,377	5,566
Cash and cash equivalents at end of period	$7,274	$11,277

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,477	$12,855
Income taxes	$122,718	$49,039

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

We have selected an implementation team and are in the process of contract review and documentation in accordance with the standard. We intend to adopt this new standard in the first quarter 2018, using the modified retrospective transition approach. Based on our work to date, we do not expect the standard to have a material impact on our financial statements.

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

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested and unvested stock options exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 1.2 million shares during the second quarter 2017, compared to 1.1 million shares during second quarter 2016. During the six months ended June 30, 2017 and 2016, the dilutive effect of restricted and performance share units and stock options was 1.2 million shares and 1.0 million shares, respectively.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted share units:
Pretax compensation expense	$8,873	$8,939	$17,010	$16,907
Tax benefit	3,314	3,397	5,596	6,425
Restricted share unit expense, net of tax	$5,559	$5,542	$11,414	$10,482
Performance share units:
Pretax compensation expense	$3,067	$3,004	$6,100	$6,008
Tax benefit	1,146	1,142	2,007	2,283
Performance share unit expense, net of tax	$1,921	$1,862	$4,093	$3,725

As of June 30, 2017, we had $59.0 million and $13.3 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.8 years for restricted share units and 2.4 years for performance share units. During the six months ended June 30, 2017, we issued 14,623 shares for vested restricted share units. Of this total, 5,514 shares for vested restricted share units were issued during the second quarter 2017.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and debt issuance cost, under our current financing arrangements consist of the following (in millions):

	June 30, 2017	December 31, 2016
Senior revolving line of credit	$94.4	$139.0
Senior notes	848.8	847.3
Total long-term debt	$943.2	$986.3

Senior Revolving Line of Credit

At June 30, 2017, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2020. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At June 30, 2017, we had $95 million outstanding at an average interest rate of 2.33% under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2017.

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements is based on LIBOR plus an established margin, resulting in an interest rate of 2.09% for our $250 million of 2.40% senior notes and 2.54% for our $350 million of 3.30% senior notes at June 30, 2017. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other assets in our Condensed Consolidated Balance Sheet at June 30, 2017. See Note 7, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges, and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On October 22, 2015, our Board of Directors authorized the purchase of $500 million of our common stock. On April 20, 2017, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At June 30, 2017, $521 million of the combined authorization was remaining. We purchased approximately 1,892,000 shares, or $180 million, of our common stock under our repurchase authorizations during the six months ended June 30, 2017. On April 20, 2017, our Board of Directors declared a regular quarterly dividend of $0.23 per common share, which was paid on May 19, 2017, to stockholders of record on May 5, 2017. On July 20, 2017, our Board of Directors declared a regular quarterly dividend of $0.23 per common share, which will be paid on August 18, 2017, to stockholders of record on August 7, 2017.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at June 30, 2017 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$15.6	1
Interest rate swap	$3.7	2
Senior notes	$(600.3)	2

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

Financial Instruments

The carrying amount and estimated fair value at June 30, 2017, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $342.9 million and $358.7 million, respectively.

The carrying amounts of all other instruments at June 30, 2017, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 37.4% for the three months ended June 30, 2017, compared to 38.0% for the three months ended June 30, 2016. Our effective income tax rate was 32.9% for the first six months of 2017, compared to 38.0% in 2016. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. Income tax expense for the first six months of 2017 included a one-time after-tax benefit of $13.6 million for the claiming of federal research and development tax credits and domestic production tax deductions for the 2012 through 2016 tax years, recorded in the first quarter of 2017.

At June 30, 2017, we had a total of $35.2 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $22.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $5.2 million at June 30, 2017.

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

10.	Subsequent Event

On July 20, 2017, we entered into an agreement to acquire Special Logistics Dedicated, LLC, and its affiliated entities, subject to customary closing conditions.  The purchase price is $136 million with no assumption of debt. Upon closing of this acquisition we will acquire net working capital, revenue equipment and customer contracts, and we will assume facility leases. We anticipate using our existing revolving credit facility to finance this transaction and to provide liquidity for future operations.

11.	Business Segments

We reported four distinct business segments during the three and six months ended June 30, 2017 and 2016. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT). The operation of each of these businesses is described in Note 11, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2016. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	June 30, 2017	December 31, 2016
JBI	$2,026	$2,032
DCS	942	951
ICS	130	136
JBT	270	279
Other (includes corporate)	410	431
Total	$3,778	$3,829

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
JBI	$1,001	$933	$1,939	$1,829
DCS	412	383	804	741
ICS	222	204	432	387
JBT	95	98	188	194
Subtotal	1,730	1,618	3,363	3,151
Inter-segment eliminations	(3)	(3)	(7)	(7)
Total	$1,727	$1,615	$3,356	$3,144

	Operating Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
JBI	$109.7	$105.6	$205.0	$208.8
DCS	48.6	50.5	93.3	95.2
ICS	(0.2)	10.9	4.2	21.7
JBT	5.5	8.8	10.5	18.0
Other (includes corporate)	-	-	-	-
Total	$163.6	$175.8	$313.0	$343.7

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
JBI	$40.4	$40.0	$80.8	$79.0
DCS	37.2	35.8	73.6	70.6
ICS	0.3	0.1	0.6	0.2
JBT	10.3	10.1	20.5	20.2
Other (includes corporate)	4.9	4.4	9.7	8.7
Total	$93.1	$90.4	$185.2	$178.7

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2017	2016	2017	2016
JBI	$1,001	$933	$109.7	$105.6
DCS	412	383	48.6	50.5
ICS	222	204	(0.2)	10.9
JBT	95	98	5.5	8.8
Other (includes corporate)	-	-	-	-
Subtotal	1,730	1,618	163.6	175.8
Inter-segment eliminations	(3)	(3)	-	-
Total	$1,727	$1,615	$163.6	$175.8

Total consolidated operating revenues were $1.73 billion for second quarter 2017, compared with $1.62 billion for the second quarter 2016. Current quarter total operating revenue, excluding fuel surcharge revenue, increased 5% versus the comparable quarter in 2016. This increase was primarily due to load growth of 5% in JBI, a 5% increase in revenue producing trucks in DCS, and load growth of 20% in ICS.

JBI segment revenue increased 7%, to $1.0 billion during the second quarter 2017, compared with $933 million in 2016. This increase in segment revenue was primarily a result of a 5% increase in load volume and a 2% increase in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharges, decreased 1% from the second quarter 2016. Transcontinental load volume increased 10% while Eastern network volumes decreased 2% over the second quarter 2016. Operating income of the JBI segment increased 4% to $109.7 million in the second quarter 2017, from $105.6 million in 2016. Benefits from volume growth and dray fleet productivity were offset by increased rail purchased transportation costs, higher driver wage and retention costs, higher driver recruiting expenses, increased technology development and modernization costs and higher equipment ownership costs. The current period ended with approximately 85,600 units of trailing capacity and 5,300 power units available to the dray fleet.

DCS segment revenue increased 8%, to $412 million in the second quarter 2017, from $383 million in 2016. Productivity, defined as revenue per truck per week, increased by approximately 2% versus 2016, while productivity excluding fuel surcharges was flat from a year ago. The increase in revenue was primarily a result of better integration of assets between customer accounts and customer rate increases, partially offset by lower productivity under new customer contracts implemented during the current quarter. A net additional 486 revenue producing trucks were in the fleet by the end of the current quarter compared to prior year, primarily from private fleet conversions in the current and prior periods. Customer retention rates remain above 98%. Operating income of our DCS segment decreased 4% to $48.6 million in 2017, from $50.5 million in 2016. The decrease is primarily due to increased insurance and claims costs, driven by higher incident volume, and higher start-up expenses for new customer contracts compared to the prior year.

ICS revenue increased 9% to $222 million in the second quarter of 2017, from $204 million in 2016. Overall volumes increased 20%. Contractual business represented approximately 73% of total load volume and 58% of total revenue in the current period compared to 72% and 65%, respectively, in second quarter 2016. Revenue per load decreased 9% primarily due to freight mix changes driven by customer demand. ICS segment operating income decreased 102% to an operating loss of $0.2 million, from operating income of $10.9 million in 2016, primarily due to lower gross profit margins, increased claims cost, higher technology development costs, and increased number of branches less than two years old. These younger start-up branches typically produce less revenue and lower gross margins than more mature branches, resulting in a higher proportion of personnel costs to net revenue. ICS had 16 of these start-up branches during the second quarter 2017, compared to ten in the second quarter 2016. Gross profit margin decreased to 11.6% in the current quarter versus 15.0% last year primarily due to higher purchased transportation costs that outpaced customer rate increases implemented on contractual business compared to second quarter 2016. ICS’s carrier base increased 9% and employee count increased 21% compared to second quarter 2016.

JBT segment revenue decreased 4% to $95 million in the second quarter of 2017, from $98 million in 2016. Revenue excluding fuel surcharges decreased 6%, compared to a year ago, while load volume remained flat. Revenue per loaded mile excluding fuel surcharges increased approximately 1% primarily from changes in customer driven freight mix and decreased length of haul. Core customer rates increased 0.4% compared to the same period in 2016. At the end of the current quarter, JBT operated 2,072 tractors compared to 2,186 in 2016. JBT segment operating income decreased 37% to $5.5 million in 2017, compared with $8.8 million in 2016. The decrease in operating income was driven primarily by increased driver wage and retention costs, higher driver recruiting expenses, higher independent contractor cost per mile and increased tractor maintenance costs compared to second quarter 2016.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2017	2016	2017 vs. 2016
Total operating revenues	100.0%	100.0%	6.9%
Operating expenses:
Rents and purchased transportation	50.4	49.2	9.6
Salaries, wages and employee benefits	22.6	23.0	4.8
Depreciation and amortization	5.4	5.6	3.0
Fuel and fuel taxes	4.6	4.4	10.6
Operating supplies and expenses	3.7	3.5	14.1
Insurance and claims	1.6	1.2	43.8
General and administrative expenses, net of asset dispositions	1.3	1.2	16.1
Operating taxes and licenses	0.6	0.7	(4.0)
Communication and utilities	0.3	0.3	15.8
Total operating expenses	90.5	89.1	8.6
Operating income	9.5	10.9	(6.9)
Net interest expense	0.4	0.4	15.2
Earnings before income taxes	9.1	10.5	(7.8)
Income taxes	3.4	4.0	(9.3)
Net earnings	5.7%	6.5%	(6.8)%

Total operating expenses increased 8.6%, while operating revenues increased 6.9%, during the second quarter 2017, from the comparable period 2016. Operating income decreased to $163.6 million during the second quarter 2017, from $175.8 million in 2016.

Rents and purchased transportation costs increased 9.6% in 2017. This increase was primarily the result of increased rail and truck purchased transportation rates and the increase in load volume which increased services provided by third-party rail and truck carriers within JBI and ICS segments.

Salaries, wages and employee benefits costs increased 4.8% during the second quarter 2017, compared with 2016. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Depreciation and amortization expense increased 3.0% in 2017, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand and equipment purchased related to new DCS long-term customer contracts. Fuel costs increased 10.6% in 2017, compared with 2016, due to increases in the price of fuel and increased road miles.

Operating supplies and expenses increased 14.1%, driven primarily by increased tire expense, higher nondriver travel costs and higher equipment maintenance expenses. Insurance and claims expense increased 43.8% in 2017 compared with 2016, primarily due to higher incident volume and accident severity. General and administrative expenses increased 16.1% for the current quarter from the comparable period in 2016, primarily due to increased net losses from asset sales and disposals, increased building and computer rentals, and higher professional fees. Net loss from sale or disposal of assets was $1.7 million in 2017, compared to a net loss of $1.0 million in 2016.

Net interest expense increased 15.2% in 2017 primarily due to higher effective interest rates on our debt. Our effective income tax rate was 37.4% for the three months ended June 30, 2017, compared with 38.0% for the three months ended June 30, 2016. Our annual tax rate for 2017 is expected to be 35.0% and the normalized annual tax rate, excluding one-time benefits or costs, is expected to be 37.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2017	2016	2017	2016
JBI	$1,939	$1,829	$205.0	$208.8
DCS	804	741	93.3	95.2
ICS	432	387	4.2	21.7
JBT	188	194	10.5	18.0
Other (includes corporate)	-	-	-	-
Subtotal	3,363	3,151	313.0	343.7
Inter-segment eliminations	(7)	(7)	-	-
Total	$3,356	$3,144	$313.0	$343.7

Total consolidated operating revenues increased to $3.36 billion for the first six months of 2017, a 7% increase from the $3.14 billion for the comparable period 2016. Fuel surcharge revenues were $343.3 million during the first six months in 2017, compared with $233.7 million in 2016. If fuel surcharges were excluded from both periods, the increase in revenue from 2016 to 2017 was 4%.

JBI segment revenue increased 6%, to $1.94 billion during the first six months of 2017, compared with $1.83 billion in 2016. This increase in revenue was primarily a result of a 3% increase in load volume and a 3% increase in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Competitive truckload pricing originating from the 2016 bid season within the shorter length of haul Eastern network continued to carry over into 2017, pressuring intermodal rates and conversion. Revenue per load, excluding fuel surcharge revenue, decreased 1% from the first six months of 2016. JBI operating income segment decreased to $205.0 million in the first six months of 2017, from $208.8 million in 2016. Benefits from volume growth were more than offset by lower revenue per load excluding fuel surcharges, increases in rail purchased transportation costs, higher driver wages and recruiting costs, higher equipment ownership costs, increased insurance and claims costs and, increased technology development and modernization costs.

DCS segment revenue increased 9%, to $804 million during the first six months of 2017, from $741 million in 2016. Productivity, defined as revenue per truck per week, increased by approximately 4% from a year ago. Productivity excluding fuel surcharges for the first six months of 2017 increased 2% from a year ago. The increase in revenue was primarily a result of better integration of assets between customer accounts and customer rate increases, partially offset by lower productivity under new customer contracts and a more impactful winter weather season during the first quarter of 2017 compared to 2016. Operating income of our DCS segment decreased to $93.3 million in 2017, from $95.2 million in 2016. Increased revenue and improved asset integration was offset by higher driver wages, increased insurance and claims cost, and increased start up expenditures for new customer contracts compared to the first six months of 2016.

ICS revenue increased 12% to $432 million during the first six months of 2017, from $387 million in 2016. Overall volumes increased 28%. Revenue per load decreased 13% primarily due to freight mix changes driven by customer demand. ICS segment operating income decreased 80% to $4.2 million, from $21.7 million in 2016, primarily due to lower gross profit margins, increased claims cost, increased number of branches less than two years old, and higher technology development costs. Gross profit margin decreased to 12.9% in the current period versus 16.1% last year primarily due to higher purchased transportation costs that outpaced customer rate increases implemented on contractual business and lower customer spot rates, compared to a year ago.

JBT segment revenue decreased 3% to $188 million for the first six months of 2017, from $194 million in 2016. Revenue excluding fuel surcharges decreased 6%, primarily from a 7% decrease in revenue per load partially offset by a 1% increase in load count. The decrease in revenue per load when compared to 2016 was primarily due to a 6% decrease in length of haul. Our JBT segment operating income decreased 42% to $10.5 million during the first six months 2017, from $18.0 million in 2016. The decrease in operating income was driven primarily by lower revenue, increased driver wages and recruiting costs, higher independent contractor cost per mile, higher insurance and claims cost, and increased tractor maintenance costs compared to second quarter 2016.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2017	2016	2017 vs. 2016
Total operating revenues	100.0%	100.0%	6.8%
Operating expenses:
Rents and purchased transportation	50.0	48.8	9.3
Salaries, wages and employee benefits	22.9	23.4	4.9
Depreciation and amortization	5.5	5.7	3.6
Fuel and fuel taxes	4.8	4.2	22.0
Operating supplies and expenses	3.7	3.5	10.3
Insurance and claims	1.5	1.2	38.2
General and administrative expenses, net of asset dispositions	1.4	1.3	11.5
Operating taxes and licenses	0.6	0.7	(4.0)
Communication and utilities	0.3	0.3	5.4
Total operating expenses	90.7	89.1	8.7
Operating income	9.3	10.9	(8.9)
Net interest expense	0.4	0.4	10.5
Earnings before income taxes	8.9	10.5	(9.7)
Income taxes	2.9	4.0	(21.9)
Net earnings	6.0%	6.5%	(2.2)%

Total operating expenses increased 8.7%, while operating revenues increased 6.8%, during the first six months 2017, from the comparable period of 2016. Operating income decreased to $313.0 million during the first six months 2017, from $343.7 million in 2016.

Rents and purchased transportation costs increased 9.3% in 2017. This increase was primarily the result of increased rail and truck purchased transportation rates and the increase in load volume which increased services provided by third-party rail and truck carriers within JBI and ICS segments.

Salaries, wages and employee benefits costs increased 4.9% in 2017 from 2016. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Depreciation and amortization expense increased 3.6% in 2017 primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand and equipment purchased related to new DCS long-term customer contracts. Fuel costs increased 22.0% in 2017, compared with 2016, due to increases in the price of fuel and increased road miles.

Operating supplies and expenses increased 10.3% driven primarily by increased tire expense, higher nondriver travel costs and higher equipment maintenance expenses. Insurance and claims expense increased 38.2% in 2017 compared with 2016, primarily due to higher incident volume and accident severity. General and administrative expenses increased 11.5% from the comparable period in 2016, primarily due to increased net losses from asset sales and disposals, increased building and computer rentals, and higher professional fees, partially offset by a reduction in charitable contributions. Net loss from sale or disposal of assets was $3.4 million in 2017, compared to a net loss of $1.0 million in 2016.

Net interest expense increased 10.5% in 2017, primarily due to higher effective interest rates on our debt. Income tax expense decreased 21.9% in 2017, compared with 2016, primarily due to a one-time after-tax benefit of $13.6 million for the claiming of federal research and development tax credits and domestic production tax deductions for the 2012 through 2016 tax years, recorded in the first quarter of 2017. Our effective income tax rate was 32.9% for the first six months of 2017, compared to 38.0% in 2016. Our annual tax rate for 2017 is expected to be 35.0% and the normalized annual tax rate, excluding one-time benefits or costs, is expected to be 37.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $443.4 million during the first six months of 2017, compared with $474.1 million for the same period 2016. Operating cash flows decreased due to the timing of general working capital activities. Net cash used in investing activities totaled $168.6 million in 2017, compared with $258.0 million in 2016. The decrease resulted from a decrease in equipment purchases in 2017, partially offset by a decrease in proceeds from the sale of equipment during the same period. Net cash used in financing activities was $274.0 million in 2017, compared with $210.5 million in 2016. This change resulted primarily from an increase in treasury stock purchased.

Debt and Liquidity Data

	June 30, 2017	December 31, 2016	June 30, 2016
Working capital ratio	1.49	1.65	1.50
Total debt (millions)	$943.2	$986.3	$957.6
Total debt to equity	0.67	0.70	0.69
Total debt as a percentage of total capital	40%	41%	41%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of June 30, 2017 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$41.8	$17.0	$17.9	$6.9	$-
Debt obligations	945.3	-	250.0	95.3	600.0
Interest payments on debt (1)	127.3	26.0	45.4	37.6	18.3
Commitments to acquire revenue equipment and facilities	881.8	174.2	707.6	-	-
Total	$1,996.2	$217.2	$1,020.9	$139.8	$618.3

(1)	Interest payments on debt are based on the debt balance and applicable rate at June 30, 2017.

Our net capital expenditures were approximately $165 million during the first six months of 2017, compared with $258 million for the same period 2016. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2017 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $882 million during the remainder of 2017 and 2018. We expect to spend in the range of $450 million to $475 million for net capital expenditures during calendar year 2017. The table above excludes $40.4 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

On July 20, 2017, we entered into an agreement to acquire Special Logistics Dedicated, LLC, and its affiliated entities, see Note 10, Subsequent Event, in our Condensed Consolidated Financial Statements.  We anticipate using our existing revolving credit facility to finance this transaction and to provide liquidity for future operations.  The transaction is not expected to have a material impact on interest expense.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of June 30, 2017 were operating leases related to facility lease obligations.

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

In addition to the above, the following risk factor should also be carefully considered when evaluating our business.

Acquisitions or business combinations may disrupt or have a material adverse effect on our operations or earnings.

We could have difficulty integrating acquired companies’ assets, personnel and operations with our own.  Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees and increase our operating costs.  Acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired companies and operations;
●	the potential disruption of our ongoing businesses and distraction of our management or the management of acquired companies;
●	difficulties in maintaining controls, procedures and policies;
●	the potential impairment of relationships with employees and partners as a result of any integration of new management personnel;
●	the potential inability to manage an increased number of locations and employees:
●	the failure to realize expected efficiencies, synergies and cost savings; or
●	the effect of any government regulations which relate to the businesses acquired.

Our business could be materially impacted to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition or business combination, many of which cannot be presently identified.  These risks could disrupt our ongoing business, distract our management and employees, increase our costs and adversely affect our results of operations.

ITEM 3.  Quantitative And Qualitative Disclosures AbouT Market Risk

Our outstanding debt at June 30, 2017 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% and $350 million of 3.30% fixed rate senior notes due March 2019 and August 2022, respectfully, to variable rates, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rates under these agreements are based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $7.0 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or six months ended June 30, 2017. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2017, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2017, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

There were no changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2017:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
April 1 through April 30, 2017	-	$-	-	$571
May 1 through May 31, 2017	563,700	88.79	563,700	521
June 1 through June 30, 2017	-	-	-	521
Total	563,700	$88.79	563,700	$521

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 28th day of July, 2017.

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