Form 10-Q
period 2017-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2017-10-27
CIK 728535

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

            Yes                 No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2017 was 109,751,895.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2017

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating revenues, excluding fuel surcharge revenues	$1,657,380	$1,538,701	$4,670,200	$4,448,709
Fuel surcharge revenues	185,954	151,958	529,208	385,688
Total operating revenues	1,843,334	1,690,659	5,199,408	4,834,397

Operating expenses:
Rents and purchased transportation	947,145	846,238	2,624,707	2,381,547
Salaries, wages and employee benefits	408,340	374,517	1,178,524	1,108,997
Depreciation and amortization	95,959	91,001	281,198	269,717
Fuel and fuel taxes	87,006	74,179	246,725	205,082
Operating supplies and expenses	67,578	62,191	190,085	173,222
Insurance and claims	26,463	21,862	76,930	58,384
General and administrative expenses, net of asset dispositions	29,389	21,025	74,597	61,570
Operating taxes and licenses	10,744	11,665	32,329	34,156
Communication and utilities	5,738	5,004	16,337	15,063
Total operating expenses	1,678,362	1,507,682	4,721,432	4,307,738
Operating income	164,972	182,977	477,976	526,659
Net interest expense	8,310	6,485	22,521	19,347
Earnings before income taxes	156,662	176,492	455,455	507,312
Income taxes	56,277	67,067	154,499	192,778
Net earnings	$100,385	$109,425	$300,956	$314,534

Weighted average basic shares outstanding	109,703	112,630	110,066	112,790

Basic earnings per share	$0.92	$0.97	$2.73	$2.79

Weighted average diluted shares outstanding	110,628	113,363	111,154	113,709

Diluted earnings per share	$0.91	$0.97	$2.71	$2.77

Dividends declared per common share	$0.23	$0.22	$0.69	$0.66

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,707	$6,377
Trade accounts receivable, net	858,720	745,288
Prepaid expenses and other	140,164	194,016
Total current assets	1,006,591	945,681
Property and equipment, at cost	4,507,917	4,258,915
Less accumulated depreciation	1,632,108	1,440,124
Net property and equipment	2,875,809	2,818,791
Goodwill	55,737	-
Other intangible assets, net	58,685	-
Other assets	57,101	64,516
Total assets	$4,053,923	$3,828,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$493,585	$384,308
Claims accruals	117,645	109,745
Accrued payroll	47,514	51,929
Other accrued expenses	23,011	27,152
Total current liabilities	681,755	573,134

Long-term debt	1,084,801	986,278
Other long-term liabilities	68,564	64,881
Deferred income taxes	746,833	790,634
Stockholders' equity	1,471,970	1,414,061
Total liabilities and stockholders' equity	$4,053,923	$3,828,988

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net earnings	$300,956	$314,534
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	281,198	269,717
Share-based compensation	30,953	30,173
(Gain)/Loss on sale of revenue equipment and other	5,716	2,357
Provision for deferred income taxes	(43,801)	(9,152)
Changes in operating assets and liabilities:
Trade accounts receivable	(113,432)	(118,404)
Other assets	58,230	50,319
Trade accounts payable	100,020	56,827
Income taxes payable or receivable	8,350	73,512
Claims accruals	7,901	22
Accrued payroll and other accrued expenses	(7,542)	14,058
Net cash provided by operating activities	628,549	683,963

Cash flows from investing activities:
Additions to property and equipment	(328,218)	(498,913)
Net proceeds from sale of equipment	13,380	140,159
Business acquisition	(137,630)	-
Changes in other assets	(3,641)	(17)
Net cash used in investing activities	(456,109)	(358,771)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	2,108,891	1,087,164
Payments on revolving lines of credit and other	(2,006,001)	(1,152,465)
Purchase of treasury stock	(179,813)	(174,760)
Stock option exercises and other	1,100	1,342
Stock repurchased for payroll taxes	(19,167)	(18,613)
Tax benefit of stock options exercised	-	6,532
Dividends paid	(76,120)	(74,477)
Net cash used in financing activities	(171,110)	(325,277)
Net change in cash and cash equivalents	1,330	(85)
Cash and cash equivalents at beginning of period	6,377	5,566
Cash and cash equivalents at end of period	$7,707	$5,481

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,641	$21,614
Income taxes	$187,313	$118,803

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in a business combination. Goodwill and intangible assets with indefinite lives are not amortized. Goodwill is reviewed for potential impairment during the third quarter on an annual basis or, more frequently, if circumstances indicate a potential impairment is present. Intangible assets with definite lives are amortized on the straight-line method over the estimated useful lives of 5 to 8 years.

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

To date, our implementation team has completed the process of contract review and documentation in accordance with the standard. We intend to adopt this new standard in the first quarter 2018, using the modified retrospective transition approach. We do not expect the standard to have a material impact on our financial statements.

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

Accounting Pronouncement Adopted in 2017

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which amended and simplified certain aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments were effective for interim and annual periods beginning after December 15, 2016. The application methods used in adoption varied with each component of the standard. We prospectively adopted ASU 2016-09 during the first quarter 2017, which, upon vesting of share-based awards, will result in the recognition of excess tax benefits or tax deficiencies from share-based compensation as a discrete item in our income tax expense. Historically, these amounts were recorded as additional paid-in capital. Effectively all of our outstanding share-based awards vest within the third quarter of the vesting year, and accordingly, we recognized an excess tax benefit of $4.5 million during the third quarter 2017. In addition, cash flows from excess tax benefits from share-based compensation, which historically have been reported as cash flows from financing activities are now reported, on a prospective basis, as cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. The remaining amendments within the standard had no impact on our Condensed Consolidated Financial Statements.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or vested and unvested stock options exercised or converted their holdings into common stock. The dilutive effect of restricted and performance share units and stock options was 0.9 million shares during the third quarter 2017, compared to 0.7 million shares during third quarter 2016. During the nine months ended September 30, 2017 and 2016, the dilutive effect of restricted and performance share units and stock options was 1.1 million shares and 0.9 million shares, respectively.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted share units:
Pretax compensation expense	$5,977	$5,390	$22,987	$22,298
Tax benefit	2,146	2,048	7,793	8,473
Restricted share unit expense, net of tax	$3,831	$3,342	$15,194	$13,825
Performance share units:
Pretax compensation expense	$1,867	$1,868	$7,966	$7,875
Tax benefit	670	710	2,700	2,992
Performance share unit expense, net of tax	$1,197	$1,158	$5,266	$4,883

As of September 30, 2017, we had $55.0 million and $11.4 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 3.7 years for restricted share units and 2.3 years for performance share units. During the nine months ended September 30, 2017, we issued 379,161 shares for vested restricted share units, 155,867 shares for vested performance share units. Of these totals, 364,538 shares for vested restricted share units and 155,867 for performance share units were issued during the third quarter, 2017.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and debt issuance cost, under our current financing arrangements consist of the following (in millions):

	September 30, 2017	December 31, 2016
Senior revolving line of credit	$241.0	$139.0
Senior notes	843.8	847.3
Total long-term debt	$1,084.8	$986.3

Senior Revolving Line of Credit

At September 30, 2017, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2020. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At September 30, 2017, we had $242.0 million outstanding at an average interest rate of 2.25% under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2017.

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements are based on LIBOR plus an established margin, resulting in an interest rate of 2.17% for our $250 million of 2.40% senior notes and 2.67% for our $350 million of 3.30% senior notes at September 30, 2017. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other long-term liabilities in our Condensed Consolidated Balance Sheet at September 30, 2016. See Note 7, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges, and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On October 22, 2015, our Board of Directors authorized the purchase of $500 million of our common stock. On April 20, 2017, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At September 30, 2017, $521 million of the combined authorization was remaining. We did not purchase any shares under our repurchase authorization during the three months ended September 30, 2017. On July 20, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.23, which was paid August 18, 2017, to stockholders of record on August 7, 2017. On October 19, 2017, our Board of Directors declared a regular quarterly dividend of $0.23 per common share, which will be paid on November 17, 2017, to stockholders of record on November 3, 2017.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at September 30, 2017 (in millions):

	Asset/(Liability) Balance	Input Level
Trading investments	$15.9	1
Interest rate swaps	$(1.5)	2
Senior notes	$(595.3)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of interest rate swaps and corresponding senior notes have been measured using the income approach (Level 2), which include relevant interest rate curve inputs. Trading investments are classified in other assets and the interest rate swaps are classified in other long-term liabilities in our Condensed Consolidated Balance Sheet. The senior notes are classified in long-term debt in our Condensed Consolidated Balance Sheet.

Financial Instruments

The carrying amount and estimated fair value at September 30, 2017, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $489.5 million and $504.0 million, respectively.

The carrying amounts of all other instruments at September 30, 2017, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 35.9% for the three months ended September 30, 2017, compared to 38.0% for the three months ended September 30, 2016. Our effective income tax rate was 33.9% for the first nine months of 2017, compared to 38.0% in 2016. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. Income tax expense for the first nine months of 2017 included a one-time after-tax benefit of $13.6 million for the claiming of federal research and development tax credits and domestic production tax deductions for the 2012 through 2016 tax years, recorded in the first quarter of 2017. In addition, an after-tax benefit of $4.5 million for stock compensation tax benefits and a one-time after-tax cost of $1.5 million for state income tax rate changes, were both recorded in the third quarter 2017.

At September 30, 2017, we had a total of $35.6 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $23.2 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $5.8 million at September 30, 2017.

9.	Legal Proceedings

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  During the first half of 2014, the District Court in the lead class-action granted judgment in our favor with regard to all claims.  The plaintiffs appealed the case to the United States Court of Appeals for the Ninth Circuit.  On July 31, 2017, the Ninth Circuit issued a Memorandum decision vacating the judgment in our favor and remanding the case to the District Court for further proceedings.  We filed a Petition for Rehearing En Banc with the Ninth Circuit, which is currently pending.  The overlapping claims in the other lawsuits remain stayed pending final resolution of the appellate process or a final decision in the lead class-action case.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

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

10.	Acquisition

On July 20, 2017, we entered into an agreement to acquire Special Logistics Dedicated, LLC (SLD), and its affiliated entities, subject to customary closing conditions.  The purchase price was $136.0 million with no assumption of debt. The closing of the transaction was effective on July 31, 2017. Total consideration paid in cash under the SLD agreement was $137.6 million and consisted of the agreed upon purchase price adjusted for an estimated working capital adjustment and cash acquired. In addition, we incurred approximately $3.0 million in transaction costs which are recorded in general and administrative expenses, net of asset dispositions in our Condensed Consolidated Statements of Earnings. The SLD acquisition was accounted for as a business combination. Assets acquired and liabilities assumed were recorded in our Condensed Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $60 million of definite-lived intangible assets and approximately $56 million of goodwill. Goodwill consists of acquiring and retaining the SLD existing network and expected synergies from the combination of operations. The following table outlines the consideration transferred and preliminary purchase price allocation at their respective estimated fair values as of July 31, 2017 (in millions):

Consideration	$137.6
Accounts receivable	9.4
Other current assets	1.5
Property and equipment	14.9
Intangibles	60.2
Accounts payable	(3.9)
Accrued Liabilities	(0.2)
Goodwill	$55.7

As of September 30, 2017, the purchase price allocation is considered preliminary, subject to revision, as valuation procedures and tax considerations are completed.

11.	Goodwill and Other Intangible Assets

As discussed in Note 10, Acquisitions, in third quarter 2017, we recorded goodwill of approximately $56 million and definite-lived intangible assets of approximately $60 million in connection with the SLD acquisition. All goodwill was assigned to our Dedicated Contract Services® business segment. There has been no change in the carrying amount or impairment losses recorded for goodwill as of September 30, 2017. Identifiable intangible assets consist of the following (in millions):

	September 30, 2017	Weighted Average Amortization Period
Definite-lived intangibles:
Non-competition agreements	$0.2	5
Customer relationships	60.0	8
Total definite-lived intangibles	60.2
Less accumulated amortization	(1.5)
Total identifiable intangible assets, net	$58.7

At September 30, 2017, accumulated amortization consists of $1.5 million. Our definite-lived intangible assets have no assigned residual values.

Intangible asset amortization expense was $1.5 million for the three and nine months ended September 30, 2017. Estimated amortization expense for our definite-lived intangible assets is expected to be approximately $7.5 million annually. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

12.	Business Segments

We reported four distinct business segments during the three and nine months ended September 30, 2017 and 2016. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT). The operation of each of these businesses is described in Note 11, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2016. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	September 30, 2017	December 31, 2016
JBI	$2,077	$2,032
DCS	1,138	951
ICS	182	136
JBT	262	279
Other (includes corporate)	395	431
Total	$4,054	$3,829

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
JBI	$1,048	$970	$2,987	$2,798
DCS	438	394	1,242	1,135
ICS	269	233	701	620
JBT	93	97	281	291
Subtotal	1,848	1,694	5,211	4,844
Inter-segment eliminations	(5)	(3)	(12)	(10)
Total	$1,843	$1,691	$5,199	$4,834

	Operating Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
JBI	$109.1	$116.9	$314.1	$325.6
DCS	42.9	52.5	136.2	147.7
ICS	7.3	8.5	11.5	30.2
JBT	5.7	5.1	16.2	23.1
Other (includes corporate)	-	-	-	0.1
Total	$165.0	$183.0	$478.0	$526.7

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
JBI	$40.4	$40.3	$121.2	$119.4
DCS	40.4	35.8	114.1	106.3
ICS	0.3	0.1	0.9	0.3
JBT	10.2	10.1	30.7	30.4
Other (includes corporate)	4.7	4.7	14.3	13.3
Total	$96.0	$91.0	$281.2	$269.7

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition, income taxes, goodwill, and other intangible assets. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2016, contains a summary of our critical accounting policies. Note 1, General, to the financial statements in this quarterly report contains any subsequent updates to this summary. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K, with the exception of that disclosed in Note 1, General, to the financial statements in this quarterly report.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016

	Summary of Operating Segment Results For the Three Months Ended September 30, ( in millions)
	Operating Revenues		Operating Income
	2017	2016	2017	2016
JBI	$1,048	$970	$109.1	$116.9
DCS	438	394	42.9	52.5
ICS	269	233	7.3	8.5
JBT	93	97	5.7	5.1
Other (includes corporate)	-	-	-	-
Subtotal	1,848	1,694	165.0	183.0
Inter-segment eliminations	(5)	(3)	-	-
Total	$1,843	$1,691	$165.0	$183.0

Total consolidated operating revenues were $1.84 billion for the third quarter 2017, compared to $1.69 billion for the third quarter 2016. Current quarter total operating revenue, excluding fuel surcharges, increased 8% versus the comparable quarter in 2016. This increase was primarily due to load growth of 6% in JBI, improved asset productivity and a 14% increase in revenue producing trucks in DCS, and a 17% increase in revenue per load in ICS, partially offset by a 7% decrease in load count in JBT and overall operating disruptions caused by hurricanes Harvey, Irma and Maria.

JBI segment revenue increased 8% to $1.05 billion during the third quarter 2017, compared with $970 million in 2016. This increase in segment revenue was primarily a result of a 6% increase in load volume and a 2% increase in revenue per load, which is the combination of changes in freight mix, customer rates, and fuel surcharge revenue, compared to a year ago. Revenue per load excluding fuel surcharges was flat compared to third quarter 2016. Load volume in our eastern network increased 2%, and transcontinental loads grew 8% over the third quarter 2016. Operating income of our JBI segment decreased 7% to $109.1 million in 2017, from $116.9 million in 2016. Benefits from volume growth were offset by higher driver wage and retention expenses, increased insurance and claims costs, increased rail purchased transportation rates, increases in costs from inefficiencies due to rail congestion, rail rationalization, equipment ownership costs, and operating disruptions caused by hurricanes.

DCS segment revenue increased 11% to $438 million in 2017, from $394 million in 2016. This increase in segment revenue was due to better integration of assets between customer accounts and customer rate increases, partially offset by lower productivity at new customer accounts implemented during the current quarter. Productivity, defined as revenue per truck per week, increased 2% in the third quarter 2017, when compared to the same period in 2016. Productivity excluding fuel surcharge was flat from a year ago. A net additional 1,024 revenue producing trucks were in the fleet by the end of the current quarter compared to prior year, primarily from private fleet conversions in the current and prior periods. Customer retention rates remain above 98%. Operating income of our DCS segment decreased 18% to $42.9 million in 2017, from $52.5 million in 2016. The decrease is primarily due to the timing between increased driver wages and their subsequent recovery through customer contracts, increased driver recruiting costs, increased insurance and claims costs, increased salaries and benefits costs, higher equipment ownership costs and operating disruptions caused by hurricanes. In addition, DCS incurred approximately $4.5 million in acquisition costs and intangible asset amortization associated with the purchase of SLD, which closed during the third quarter 2017.

ICS segment revenue increased 16% to $269 million in the third quarter 2017, from $233 million in the third quarter 2016. Revenue per load increased 17%, primarily from increased spot market activity which created a more favorable balance between contractual and spot revenue. Overall volumes decreased 1%. Contractual business represented approximately 65% of total load volume and 48% of total revenue in the current period compared to 75% and 64%, respectively, in third quarter 2016. Operating income of our ICS segment decreased 14% to $7.3 million from $8.5 million in 2016. Gross profit margin was flat at 12.8% in the current quarter compared to the third quarter 2016, primarily due to improvements in spot market gross margins being fully offset by continued compression of gross margins within contractual business. In addition, benefits from increased revenue were more than offset by higher technology development costs and a larger number of branches open less than two years during the current quarter compared to 2016. ICS’s carrier base increased 10% and employee count increased 17% compared to third quarter 2016.

JBT segment revenue decreased 5% to $93 million for the third quarter 2017, from $97 million in the third quarter 2016. Revenue excluding fuel surcharges decreased 6%, primarily due to a 7% decrease in load count, partially offset by a 1% increase in revenue per load. Revenue per load increased primarily due to a 4% increase in rates per loaded mile, partially offset by a 3% decrease in length of haul compared to third quarter 2016. Core customer rates were flat compared to the same period in 2016. At the end of the current quarter, JBT operated 2,040 tractors compared to 2,183 in 2016. JBT segment operating income increased 12% to $5.7 million in 2017, compared with $5.1 million in 2016. The increase in operating income was driven primarily by higher rates per loaded mile and lower safety and insurance costs, partially offset by increased driver wages, higher independent contractor costs per mile, lower tractor utilization, and increased tractor maintenance costs compared to third quarter 2016.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2017	2016	2017 vs. 2016
Total operating revenues	100.0%	100.0%	9.0%
Operating expenses:
Rents and purchased transportation	51.4	50.1	11.9
Salaries, wages and employee benefits	22.2	22.2	9.0
Depreciation and amortization	5.2	5.4	5.4
Fuel and fuel taxes	4.7	4.4	17.3
Operating supplies and expenses	3.7	3.7	8.7
Insurance and claims	1.4	1.3	21.0
General and administrative expenses, net of asset dispositions	1.6	1.1	39.8
Operating taxes and licenses	0.6	0.7	(7.9)
Communication and utilities	0.3	0.3	14.7
Total operating expenses	91.1	89.2	11.3
Operating income	8.9	10.8	(9.8)
Net interest expense	0.4	0.4	28.1
Earnings before income taxes	8.5	10.4	(11.2)
Income taxes	3.1	3.9	(16.1)
Net earnings	5.4%	6.5%	(8.3)%

Total operating expenses increased 11.3%, while operating revenues increased 9.0% during the third quarter 2017, from the comparable period 2016. Operating income decreased to $165.0 million during the third quarter 2017 from $183.0 million in 2016.

Rents and purchased transportation costs increased 11.9% in 2017. This increase was primarily the result of increased third-party rail and truck purchased transportation rates within JBI and ICS segments and the increase in JBI load volume, which increased services provided by third-party rail carriers.

Salaries, wages and employee benefits costs increased 9.0% during the third quarter 2017, compared with 2016. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Depreciation and amortization expense increased 5.4% in 2017, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand and equipment purchased related to new DCS long-term customer contracts. Fuel costs increased 17.3% in 2017, compared with 2016, due to an increase in the price of fuel, partially offset by decreased road miles.

Operating supplies and expenses increased 8.7%, driven primarily by increases in travel activity and tire expense. Insurance and claims expense increased 21.0% in 2017 compared with 2016, primarily due to higher incident volume and accident severity. General and administrative expenses increased 39.8% for the current quarter from the comparable period in 2016, primarily due to higher professional fees expenses, increased building rental expenses, higher computer software subscription costs, and increased net losses from asset sales and disposals. Net loss from sale or disposal of assets was $2.3 million in 2017, compared to a net gain of $1.3 million in 2016.

Net interest expense increased 28.1% in 2017 due to an increase in average debt levels and higher effective interest rates on our debt compared to third quarter 2017. Income tax expense decreased 16.1% in 2017, compared with 2016, primarily due to an after-tax benefit of $4.5 million for stock compensation tax benefits, partially offset by a one-time after-tax cost of $1.5 million for state income tax rate changes, both of which were recorded in third quarter 2017. Our effective income tax rate was 35.9% for the three months ended September 30, 2017, compared with 38.0% for the three months ended September 30, 2016. Our annual tax rate for 2017 is expected to be 35.0% and the normalized annual tax rate, excluding one-time benefits or costs, is expected to be 37.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2017

	Summary of Operating Segment Results For the Nine Months Ended September 30, ( in millions)
	Operating Revenues		Operating Income
	2017	2016	2017	2016
JBI	$2,987	$2,798	$314.1	$325.6
DCS	1,242	1,135	136.2	147.7
ICS	701	620	11.5	30.2
JBT	281	291	16.2	23.1
Other (includes corporate)	-	-	-	0.1
Subtotal	5,211	4,844	478.0	526.7
Inter-segment eliminations	(12)	(10)	-	-
Total	$5,199	$4,834	$478.0	$526.7

Total consolidated operating revenues were $5.20 billion for the first nine months 2017, an 8% increase from $4.83 billion for the comparable period 2016. Fuel surcharge revenues were $529.2 million during the first nine months 2017, compared with $385.7 million in 2016. If fuel surcharge revenues were excluded from both periods, the increase of 2017 revenue from 2016 was 5%.

JBI segment revenue increased 7%, to $2.99 billion during the first nine months of 2016, compared with $2.80 billion in 2016. This increase in revenue was primarily a result of a 4% increase in load volume and a 2% increase in revenue per load, which is the combination of changes in freight mix, customer rates, and fuel surcharge revenue, compared to a year ago. Operating income of the JBI segment decreased to $314.1 million in the first nine months of 2017, from $325.6 million in 2016. Benefits from volume growth were more than offset by lower revenue per load excluding fuel surcharges, increases in rail purchased transportation costs, rail inefficiencies, higher driver wages and recruiting costs, higher equipment ownership costs, increased insurance and claims costs, increased technology development and modernization costs, and operating disruptions caused by hurricanes.

DCS segment revenue increased 9%, to $1.24 billion during the first nine months of 2017, from $1.14 billion in 2016. Productivity, defined as revenue per truck per week, increased 3% from a year ago Productivity excluding fuel surcharge for the first nine months of 2017 increased 1% from a year ago. The increase in revenue was primarily a result of better integration of assets between customer accounts and customer rate increases, partially offset by lower productivity under new customer contracts and a more impactful winter weather season during the first quarter of 2017 compared to 2016. Operating income of our DCS segment decreased to $136.2 million in 2017, from $147.7 million in 2016. Increased revenue and improved asset integration was offset by higher driver wages, increased insurance and claims cost, increased start up expenditures for new customer contracts, operating disruptions caused by hurricanes, and the addition of acquisition costs and intangible asset amortization associated with the purchase of SLD when compared to the first nine months of 2016.

ICS revenue increased 13% to $701 million during the first nine months of 2017, from $620 million in 2016. Overall volumes increased 16%. Revenue per load decreased 3% primarily due to freight mix changes driven by customer demand. ICS segment operating income decreased 62% to $11.5 million, from $30.2 million in 2016, primarily due to lower gross profit margins, increased claims cost, increased number of branches less than two years old, and higher technology development costs. Gross profit margin decreased to 12.9% in the current period versus 14.9% last year primarily due to higher purchased transportation costs that outpaced customer rate increases implemented on contractual business, compared to a year ago.

JBT segment revenue decreased 4% to $281 million for the first nine months 2017, from $291 million in 2016, primarily from a 2% decrease in load count and a 2% decrease in revenue per load. The decrease in revenue per load when compared to 2016 was primarily due to a 5% decrease in length of haul. Revenue excluding fuel surcharges decreased 6%, compared to 2016. Our JBT segment operating income decreased to $16.2 million during the first nine months 2017, from $23.1 million in 2016. The decrease in operating income was driven primarily by lower revenue, increased driver wages and recruiting costs, higher independent contractor cost per mile, lower tractor utilization and increased tractor maintenance costs compared to 2016.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2017	2016	2017 vs. 2016
Total operating revenues	100.0%	100.0%	7.6%
Operating expenses:
Rents and purchased transportation	50.5	49.3	10.2
Salaries, wages and employee benefits	22.7	22.9	6.3
Depreciation and amortization	5.4	5.6	4.3
Fuel and fuel taxes	4.7	4.2	20.3
Operating supplies and expenses	3.7	3.6	9.7
Insurance and claims	1.5	1.2	31.8
General and administrative expenses, net of asset dispositions	1.4	1.3	21.2
Operating taxes and licenses	0.6	0.7	(5.3)
Communication and utilities	0.3	0.3	8.5
Total operating expenses	90.8	89.1	9.6
Operating income	9.2	10.9	(9.2)
Net interest expense	0.4	0.4	16.4
Earnings before income taxes	8.8	10.5	(10.2)
Income taxes	3.0	4.0	(19.9)
Net earnings	5.8%	6.5%	(4.3)%

Total operating expenses increased 9.6%, while operating revenues increased 7.6%, during the first nine months 2017, from the comparable period of 2016. Operating income decreased to $478.0 million during the first nine months 2017, from $526.7 million in 2016.

Rents and purchased transportation costs increased 10.2% in 2017. This increase was primarily the result of increased rail and truck purchased transportation rates and the increase in load volume, which increased services provided by third-party rail and truck carriers within JBI and ICS segments.

Salaries, wages and employee benefits costs increased 6.3% in 2017 from 2016. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Depreciation and amortization expense increased 4.3% in 2017 primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand and equipment purchased related to new DCS long-term customer contracts. Fuel costs increased 20.3% in 2017, compared with 2016, due to increases in the price of fuel.

Operating supplies and expenses increased 9.7% driven primarily by increases in travel activity and tire expense. Insurance and claims expense increased 31.8% in 2017 compared with 2016, primarily due to higher accident severity. General and administrative expenses increased 21.2% from the comparable period in 2016, primarily due to higher professional fees expenses, increased building rental expenses, higher computer software subscription costs, and increased net losses from asset sales and disposals. Net loss from sale or disposal of assets was $5.7 million in 2017, compared to a net loss of $2.4 million in 2016.

Net interest expense increased 16.4% in 2017, due to an increase in average debt levels and higher effective interest rates on our debt during the current period. Income tax expense decreased 19.9% in 2017, compared with 2016, primarily due to a one-time after-tax benefit of $13.6 million for the claiming of federal research and development tax credits and domestic production tax deductions for the 2012 through 2016 tax years, recorded in the first quarter of 2017. In addition, an after-tax benefit of $4.5 million for stock compensation tax benefits and a one-time after-tax cost of $1.5 million for state income tax rate changes, were both recorded in the third quarter 2017. Our effective income tax rate was 33.9% for the first nine months of 2017, compared to 38.0% in 2016. Our annual tax rate for 2017 is expected to be 35.0% and the normalized annual tax rate, excluding one-time benefits or costs, is expected to be 37.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $628.5 million during the first nine months of 2017, compared with $684.0 million for the same period 2016. Operating cash flows decreased due primarily to the reduction in earnings, an increase in cash paid for income taxes, net of refunds, and the timing of general working capital activities. Net cash used in investing activities totaled $456.1 million in 2017, compared with $358.8 million in 2016. The increase resulted from the purchase of SLD, which closed during the third quarter 2017, partially offset by a decrease in equipment purchases, net of proceeds from the sale of equipment, in 2017. Net cash used in financing activities was $171.1 million in 2017, compared with $325.3 million in 2016. This decrease resulted primarily from current period activities being offset by higher proceeds from long-term debt issuances, net of long-term debt repayments, in 2017. These net proceeds from long-term debt were used primarily for the purchase of SLD.

Debt and Liquidity Data

	September 30, 2017	December 31, 2016	September 30, 2016
Working capital ratio	1.48	1.65	1.40
Total debt (millions)	$1,084.8	$986.3	$943.7
Total debt to equity	0.74	0.70	0.68
Total debt as a percentage of total capital	42%	41%	41%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of September 30, 2017 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$68.8	$23.8	$30.0	$12.5	$2.5
Debt obligations	1,091.8	-	491.8	350.0	250.0
Interest payments on debt (1)	133.0	29.8	51.6	37.2	14.4
Commitments to acquire revenue equipment and facilities	804.7	387.4	417.3	-	-
Total	$2,098.3	$441.0	$990.7	$399.7	$266.9

(1)	Interest payments on debt are based on the debt balance and applicable rate at September 30, 2017.

Our net capital expenditures were approximately $315 million during the first nine months of 2017, compared with $359 million for the same period 2016. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2017 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $109.4 million during the remainder of 2017. We expect to spend in the range of $475 million to $500 million for net capital expenditures during calendar year 2017. On July 31, 2017, we completed our acquisition of SLD, and its affiliated entities; see Note 10, Acquisition, in our Condensed Consolidated Financial Statements. We used our existing revolving credit facility to finance this transaction and to provide any necessary liquidity for current and future operations. This acquisition did not have a material impact on our interest expense. The table above excludes $41.4 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of September 30, 2017, were operating leases related primarily to facility lease obligations.

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

We could have difficulty integrating acquired companies’ assets, personnel and operations with our own.  Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees and increase our operating costs.  Acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired companies and operations;
●	the potential disruption of our ongoing businesses and distraction of our management or the management of acquired companies;
●	difficulties in maintaining controls, procedures and policies;
●	the potential impairment of relationships with employees and partners as a result of any integration of new management personnel;
●	the potential inability to manage an increased number of locations and employees;
●	the failure to realize expected efficiencies, synergies and cost savings; or
●	the effect of any government regulations which relate to the businesses acquired.

Our business could be materially impacted if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition or business combination, many of which cannot be presently identified.  These risks could disrupt our ongoing business, distract our management and employees, increase our costs and adversely affect our results of operations.

ITEM 3. Quantitative And Qualitative Disclosures AbouT Market Risk

Our outstanding debt at September 30, 2017 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% and $350 million of 3.30% fixed rate senior notes due March 2019 and August 2022, respectfully, to variable rates, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rates under these agreements are based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $8.4 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or nine months ended September 30, 2017. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2017, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2017, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There were no changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  During the first half of 2014, the District Court in the lead class-action granted judgment in our favor with regard to all claims.  The plaintiffs appealed the case to the United States Court of Appeals for the Ninth Circuit.  On July 31, 2017, the Ninth Circuit issued a Memorandum decision vacating the judgment in our favor and remanding the case to the District Court for further proceedings.  We filed a Petition for Rehearing En Banc with the Ninth Circuit, which is currently pending.  The overlapping claims in the other lawsuits remain stayed pending final resolution of the appellate process or a final decision in the lead class-action case.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits.

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

3.2	Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated April 23, 2015 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed April 27, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Equity Interest Purchase Agreement dated July 20, 2017 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed July 25, 2017)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 27th day of October, 2017.

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