Form 10-K
period 2017-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2018-02-23
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2017	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

615 J.B. Hunt Corporate Drive	72745-0130
Lowell, Arkansas	(ZIP Code)
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

Yes              No     X

The aggregate market value of 85,349,240 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2017, was $7.8 billion (based upon $91.38 per share).

As of February 13, 2018, the number of outstanding shares of the registrant’s common stock was 109,754,492.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Stockholders, to be held April 19, 2018, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2017

FORWARD-LOOKING STATEMENTS

This report, including documents which are incorporated by reference and other documents which we file periodically with the Securities and Exchange Commission (SEC), contains statements that may be considered to be “forward-looking statements.” Such statements relate to our predictions concerning future events or operations and are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. These statements are based on our belief or interpretation of information currently available. Stockholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors. Some of the factors and events that are not within our control and that could have a material impact on future operating results include: general economic and business conditions, competition and competitive rate fluctuations, cost and availability of diesel fuel, ability to attract and retain qualified drivers and delivery personnel, a loss of one or more major customers, interference with or termination of our relationships with certain railroads, rail service delays, insurance costs and availability, claims expense, retention of key employees, terrorist attacks or actions, acts of war, adverse weather conditions, disruption or failure of information systems, new or different environmental or other laws and regulations, operational disruption or adverse effects of business acquisitions, increased costs for new revenue equipment or decreases in the value of used equipment, and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.

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

We believe our ability to offer multiple services, utilizing our four business segments and a full complement of logistics services through third parties, represents a competitive advantage. These segments include Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT). Our business is somewhat seasonal, with slightly higher freight volumes typically experienced during August through early November. Our DCS segment is subject to somewhat less seasonal variation than our other segments. For the calendar year ended December 31, 2017, our consolidated revenue totaled $7.19 billion, after the elimination of intersegment business. Of this total, 57% was generated by our JBI business segment, 24% by DCS, 14% by ICS, and 5% by JBT. For the year ended December 31, 2016, JBI represented 58%, DCS 23%, ICS 13%, and JBT 6% of our consolidated revenue. For the year ended December 31, 2015, JBI represented 59%, DCS 24%, ICS 11%, and JBT 6% of our consolidated revenue.

Additional general information about us is available at jbhunt.com. We make a number of reports and other information available free of charge on our website, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Our website also contains corporate governance guidelines, our code of ethics, our whistleblower policy, Board committee charters, and other corporate policies. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any other filings we make with the SEC.

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

JBI operates 88,610 pieces of company-owned trailing equipment systemwide. The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality. We own and maintain our own chassis fleet, consisting of 77,946 units. The containers and chassis are uniquely designed so that they may only be paired together, which we feel creates an operational competitive advantage. JBI also manages a fleet of 4,776 company-owned tractors, 764 independent contractor trucks, and 5,782 company drivers. At December 31, 2017, the total JBI employee count was 6,555. Revenue for the JBI segment in 2017 was $4.08 billion.

DCS Segment

DCS focuses on private fleet conversion and creation in replenishment, specialized equipment, and final-mile delivery services. We specialize in the design, development, and execution of supply-chain solutions that support a variety of transportation networks. Our final-mile delivery services are supported with a network of approximately 102 cross-dock and other delivery system network locations nationwide, with 98% of the continental U.S. population living within 150 miles of a network location. Contracts with our customers are long-term, ranging from three to 10 years, with the average being approximately five years. Pricing of our contracts typically involves cost-plus arrangements, with our fixed costs being recovered regardless of equipment utilization, but is customized based on invested capital and duration.

At December 31, 2017, this segment operated 8,124 company-owned trucks, 544 customer-owned trucks, and 59 independent contractor trucks. DCS also operates 18,579 owned pieces of trailing equipment and 7,232 customer-owned trailers. The DCS segment employed 12,099 people, including 10,007 drivers, at December 31, 2017. DCS revenue for 2017 was $1.72 billion.

ICS Segment

ICS provides traditional freight brokerage and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment. By leveraging the J.B. Hunt brand, systems, and network, we provide a broader service offering to customers by providing flatbed, refrigerated, expedited, and LTL, as well as a variety of dry-van and intermodal solutions. ICS provides single-source logistics management for customers desiring to outsource their transportation functions and utilize our proven supply-chain technology and design expertise to improve efficiency. ICS operates 44 remote sales offices or branches, as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2017, the ICS segment employed 954 people, with a carrier base of approximately 56,700. ICS revenue for 2017 was $1.02 billion.

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

At December 31, 2017, the JBT segment operated 1,291 company-owned tractors and employed 1,492 people, 1,255 of whom were drivers. At December 31, 2017, we had 741 independent contractors operating in the JBT segment. JBT revenue for 2017 was $378 million.

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

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people. As of December 31, 2017, we had 24,681 employees, which consisted of 17,044 company drivers, 6,454 office personnel, and 1,183 maintenance technicians. We also had arrangements with approximately 1,564 independent contractors to transport freight in our trailing equipment. None of our employees are represented by unions or covered by collective bargaining agreements.

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

As of December 31, 2017, our company-owned tractor and truck fleet consisted of 14,191 units. In addition, we had 1,564 independent contractors who operate their own tractors but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets. Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers, and lowers maintenance expense. At December 31, 2017, the average age of our combined tractor fleet was 2.9 years, while our containers averaged 6.2 years of age and our trailers averaged 7.1 years. We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

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

Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control. In addition to general U.S. economic trends, and to a lesser extent global economic trends, these factors include interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; significant increases or rapid fluctuations in fuel prices, fuel taxes, interest rates, insurance premiums, self-insurance levels, excess capacity in the intermodal or trucking industries, or license and registration fees; terrorist attacks or actions; acts of war; adverse weather conditions; disruption or failure of information technology systems; increased costs for new revenue equipment or decreases in the value of used equipment; increased tariffs assessed on or disruptions in the procurement of imported revenue equipment; volatile financial credit markets; operational disruption or adverse effects of business acquisitions; and difficulty in attracting and retaining qualified drivers, independent contractors, and third-party carriers.

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

In January 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF. BNSF has requested the same, and the arbitration process has commenced. BNSF provides a significant amount of rail transportation services to our JBI business segment. At this time, we are unable to reasonably predict the outcome of the arbitration, and, as such, no gain or loss contingency can be determined or recorded. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, has continued and is expected to continue on a timely basis.

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

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2017, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected. We have policies in place for 2018 with substantially the same terms as our 2017 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage. We purchase insurance coverage for the amounts above which we are self-insured. If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2017, our top 10 customers, based on revenue, accounted for approximately 29% of our revenue. Our JBI, ICS, and JBT segments typically do not have long-term contracts with their customers. While our DCS segment business may involve long-term written contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

We may be subject to litigation claims that could result in significant expenditures.

We by the nature of our operations are exposed to the potential for a variety of litigation, including personal injury claims, vehicular collisions and accidents, labor and employment, commercial and contract disputes, cargo loss and property damage claims. While we purchase insurance coverage at levels we deem adequate, future litigation may exceed our insurance coverage or may not be covered by insurance. We accrue a provision for a litigation matter according to applicable accounting standards based on the ongoing assessment of the strengths and weaknesses of the litigation, its likelihood of success, and an evaluation of the possible range of loss. Our inability to defend ourselves against a significant litigation claim, could have a material adverse on our financial results.

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

We could have difficulty integrating acquired companies’ assets, personnel and operations with our own.  Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees, and increase our operating costs.  Acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the difficulty of integrating acquired companies and operations; potential disruption of our ongoing businesses and distraction of our management or the management of acquired companies; difficulties in maintaining controls, procedures and policies; potential impairment of relationships with employees and partners as a result of any integration of new management personnel; potential inability to manage an increased number of locations and employees; failure to realize expected efficiencies, synergies and cost savings; or the effect of any government regulations which relate to the businesses acquired.

Our business could be materially impacted if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition or business combination, many of which cannot be presently identified.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We own our corporate headquarters in Lowell, Arkansas. In addition, we own or lease a number of buildings in Lowell that we utilize for administrative support, customer service, freight dispatch, data processing and warehousing, and data backup and disaster recovery. We also own or lease 40 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel, and employ personnel to support operations. These facilities vary in size from 2 to 39 acres. Each of our business segments utilizes these facilities. In addition, we have 97 leased facilities in our DCS cross-dock and other delivery system networks, with the remaining five locations outsourced, and 44 leased or owned remote sales offices or branches in our ICS segment. We also own or lease multiple small facilities, offices, and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	418	1,015,000	203,000
Cross-dock and delivery system facilities	37	2,191,000	168,000
Corporate headquarters, Lowell, Arkansas	99	-	404,000
Offices and data center, Lowell, Arkansas	8	-	60,000
Branch sales offices	-	-	77,000
Other facilities, offices, and parking yards	308	39,000	107,000

ITEM 3.  LEGAL PROCEEDINGS

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  During the first half of 2014, the District Court in the lead class-action granted judgment in our favor with regard to all claims.  The plaintiffs appealed the case to the United States Court of Appeals for the Ninth Circuit.  In July 2017, the Ninth Circuit issued a Memorandum decision vacating the judgment in our favor and remanding the case to the District Court for further proceedings. The Ninth Circuit denied our Petition for Rehearing En Banc in November 2017, and the case has been reassigned to the United States District Court for the Central District of California for further proceedings according to the schedule entered by the Court. In February 2018, we filed a Petition for a Writ of Certiorari in the Supreme Court of the United States seeking review of the Ninth Circuit’s decision. The overlapping claims in the other lawsuits remain stayed pending final resolution of the appellate process or a final decision in the lead class-action case.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits, however, as of December 31, 2017, we have recorded a $10 million reserve representing an amount we deem acceptable for the settlement of these claims.

In January 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF. BNSF has requested the same, and the arbitration process has commenced. BNSF provides a significant amount of rail transportation services to our JBI business segment. At this time, we are unable to reasonably predict the outcome of the arbitration, and, as such, no gain or loss contingency can be determined or recorded. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, has continued and is expected to continue on a timely basis.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “JBHT.” At December 31, 2017, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued. We had 109.8 million and 111.3 million shares outstanding as of December 31, 2017 and 2016, respectively. The high and low sales prices of our common stock as reported by NASDAQ and the quarterly dividends paid per share on our common shares were:

2017	Dividends Paid	High	Low

First Quarter	$0.23	$101.23	$88.70
Second Quarter	0.23	94.08	83.35
Third Quarter	0.23	111.60	88.83
Fourth Quarter	0.23	116.84	100.25

2016	Dividends Paid	High	Low

First Quarter	$0.22	$86.94	$63.58
Second Quarter	0.22	89.43	75.71
Third Quarter	0.22	86.59	77.52
Fourth Quarter	0.22	102.38	76.20

On February 13, 2018, the high and low sales prices for our common stock as reported by NASDAQ were $119.30 and $114.63, respectively, and we had 1,013 stockholders of record.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and any other factors the Board of Directors may deem relevant. On January 24, 2018, we announced an increase in our quarterly cash dividend from $0.23 to $0.24 per share, which will be paid February 23, 2018, to stockholders of record on February 9, 2018. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

On October 22, 2015, our Board of Directors authorized the purchase of $500 million of our common stock. On April 20, 2017, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At December 31, 2017, $521 million of the combined authorization was remaining. We did not purchase any shares under our repurchase authorization during the three months ended December 31, 2017.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of stockholders of our common stock with the cumulative total returns of the S&P 500 index and two customized peer groups. The peer group labeled “2016 Peer Group” consists of 11 companies: Avis Budget Group Inc., C.H. Robinson Worldwide Inc., CSX Corp, Expeditors International Of Washington Inc., Hertz Global Holdings Inc., Hub Group Inc., Kansas City Southern, Landstar System Inc., Norfolk Southern Corp, Old Dominion Freight Line Inc. and Ryder System Inc. The peer group labeled “2017 Peer Group” consists of 13 companies: C.H. Robinson Worldwide Inc., CSX Corp, Expeditors International Of Washington Inc., Hub Group Inc., Kansas City Southern, Norfolk Southern Corp, Old Dominion Freight Line Inc., Republic Services Inc., Ryder System Inc., Schneider National Inc., Stericycle Inc., Waste Management Inc. and XPO Logistics Inc. The graph assumes the value of the investment in our common stock, in the index, and in each of the peer groups (including reinvestment of dividends) was $100 on December 31, 2012, and tracks it through December 31, 2017. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31,
	2012	2013	2014	2015	2016	2017

J.B. Hunt Transport Services, Inc.	$100.00	$130.25	$143.44	$126.19	$168.83	$201.91
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
2016 Peer Group	100.00	142.64	169.18	125.47	156.70	216.09
2017 Peer Group	100.00	135.54	162.87	138.24	177.17	238.62

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)

Earnings data for the years ended December 31,	2017	2016	2015	2014	2013
Operating revenues	$7,190	$6,555	$6,188	$6,165	$5,585
Operating income	624	721	716	632	577
Net earnings	686	432	427	375	342
Basic earnings per share	6.24	3.84	3.69	3.20	2.92
Diluted earnings per share	6.18	3.81	3.66	3.16	2.87
Cash dividends per share	0.92	0.88	0.84	0.80	0.45
Operating expenses as a percentage of operating revenues:
Rents and purchased transportation	50.8%	49.7%	48.4%	50.0%	50.2%
Salaries, wages and employee benefits	22.4	22.4	22.5	20.9	20.4
Depreciation and amortization	5.3	5.5	5.5	4.8	4.5
Fuel and fuel taxes	4.8	4.3	5.1	7.4	8.2
Operating supplies and expenses	3.6	3.6	3.6	3.5	3.6
General and administrative expenses, net of asset dispositions	1.8	1.3	1.1	0.8	0.8
Insurance and claims	1.7	1.2	1.2	1.3	1.0
Operating taxes and licenses	0.6	0.7	0.7	0.7	0.7
Communication and utilities	0.3	0.3	0.3	0.4	0.3
Total operating expenses	91.3	89.0	88.4	89.8	89.7
Operating income	8.7	11.0	11.6	10.2	10.3
Net interest expense	0.4	0.4	0.4	0.4	0.4
Earnings before income taxes	8.3	10.6	11.2	9.8	9.9
Income taxes	(1.2)	4.0	4.3	3.7	3.8
Net earnings	9.5%	6.6%	6.9%	6.1%	6.1%

Balance sheet data as of December 31,	2017	2016	2015	2014	2013
Working capital ratio	1.52	1.65	1.61	1.11	0.96
Total assets (millions)	$4,465	$3,951	$3,630	$3,374	$2,818
Stockholders’ equity (millions)	$1,839	$1,414	$1,300	$1,205	$1,012
Current portion of long-term debt (millions)	-	-	-	$250	$250
Total debt (millions)	$1,086	$986	$998	$929	$707
Total debt to equity	0.59	0.70	0.77	0.77	0.70
Total debt as a percentage of total capital	37%	41%	43%	44%	41%

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. We have policies in place for 2018 with substantially the same terms as our 2017 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2017, we had an accrual of approximately $238 million for estimated claims. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2017, we have recorded $256 million, of expected reimbursement for covered excess claims, insurance premiums and other insurance deposits.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis, and trailers in connection with our business. This equipment may be purchased or acquired under lease agreements. In addition, we may rent revenue equipment from various third parties under short-term rental arrangements. Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairment to our assets at December 31, 2017.

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

The Tax Cuts and Jobs Act (the Act) was enacted in December 2017. Beginning in 2018, the Act reduces the U.S. federal corporate tax rate from 35% to 21%. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded resulting from the remeasurement of our deferred tax balance was $309.2 million, which is included as a component of income tax from continuing operations. We are still refining our calculations for our 2017 federal income tax return, which will be filed based on the law prior to the Act, and could potentially affect the measurement of these balances. Remaining aspects of the Act are not relevant to our operations.

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

	Percentage of Operating Revenues			Percentage Change Between Years
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating revenues	100.0%	100.0%	100.0%	9.7%	5.9%

Operating expenses:
Rents and purchased transportation	50.8	49.7	48.4	12.1	8.7
Salaries, wages and employee benefits	22.4	22.4	22.5	9.5	5.4
Depreciation and amortization	5.3	5.5	5.5	6.1	6.4
Fuel and fuel taxes	4.8	4.3	5.1	22.6	(9.5)
Operating supplies and expenses	3.6	3.6	3.6	10.3	5.7
General and administrative expenses, net of asset dispositions	1.8	1.3	1.1	44.6	20.0
Insurance and claims	1.7	1.2	1.2	57.6	6.4
Operating taxes and licenses	0.6	0.7	0.7	(2.5)	6.7
Communication and utilities	0.3	0.3	0.3	20.1	(3.0)
Total operating expenses	91.3	89.0	88.4	12.5	6.6
Operating income	8.7	11.0	11.6	(13.5)	0.7
Net interest expense	0.4	0.4	0.4	13.2	(1.1)
Earnings before income taxes	8.3	10.6	11.2	(14.5)	0.8
Income taxes	(1.2)	4.0	4.3	(134.5)	0.3
Net earnings	9.5%	6.6%	6.9%	58.8%	1.1%

2017 Compared With 2016

Consolidated Operating Revenues

Our total consolidated operating revenues increased 9.7% to $7.19 billion in 2017, compared to $6.56 billion in 2016, primarily due to overall increased load volume and higher revenue per load in our JBI, DCS, and ICS segments. Fuel surcharge revenues increased 37.5% to $754 million in 2017, compared to $548 million in 2016. If fuel surcharge revenues were excluded from both years, our 2017 revenue increased 7.1% over 2016.

Consolidated Operating Expenses

Our 2017 consolidated operating expenses increased 12.5% from 2016, while year-over-year revenue increased 9.7%, resulting in a 2017 operating ratio of 91.3% compared to 89.0% in 2016. Rents and purchased transportation costs increased 12.1% in 2017, primarily due to increased rail and truck purchased transportation rates and the increase in load volume, which increased services provided by third-party rail and truck carriers within JBI and ICS segments. Salaries, wages and employee benefit costs increase 9.5% in 2017 from 2016. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers. In addition, 2016 included a $15.2 million benefit recorded to reflect a change in our employee paid time off policy.

Depreciation and amortization expense increased 6.1% in 2017, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand and equipment purchased related to new DCS long-term customer contracts.

Fuel and fuel taxes expense increased 22.6% in 2017 compared with 2016, due primarily to increases in the price of fuel during 2017. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional, or local fuel prices. While these programs may address fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue. As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues. Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

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

Operating supplies and expenses increased 10.3%, driven primarily by increased mileage activity and tire expense. General and administrative expenses increased 44.6% from 2016, primarily due to a $20.2 million expense for the reserve of a cash advance for the purchases of new trailing equipment from a manufacturer that will not meet delivery, but also due to increased building rental expense, higher professional fee expenses, higher computer software subscription costs, and increased net losses from asset sales and disposals in 2017. Net losses from sale or disposal of assets were $7.4 million in 2017, compared to net losses of $5.5 million in 2016. Insurance and claims expense increased 57.6% in 2017, primarily due to higher incident volume and accident severity and an $18.6 million increase in reserves for certain claims not covered by insurance.

Net interest expense for 2017 increased by 13.2% compared with 2016, due to an increase in average debt levels and higher effective interest rates on our debt during 2017.

Our effective income tax rate was (15.29)% in 2017 and 37.90% in 2016. The decrease in 2017 was primarily due to a $309.2 million decrease in income tax expense resulting from adjustments to our deferred tax balances at December 31, 2017, for the change in future tax rates prescribed by the Tax Cuts and Jobs Act.

Segments

We operated four business segments during calendar year 2017. The operation of each of these businesses is described in our Notes to Consolidated Financial Statements. The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment
	Years Ended December 31, (in millions)
	2017	2016	2015
JBI	$4,084	$3,796	$3,665
DCS	1,719	1,533	1,451
ICS	1,025	852	699
JBT	378	388	386
Total segment revenues	7,206	6,569	6,201
Intersegment eliminations	(16)	(14)	(13)
Total	$7,190	$6,555	$6,188

	Operating Income by Segment
	Years Ended December 31, (in millions)
	2017	2016	2015
JBI	$407	$450	$477
DCS	171	205	163
ICS	23	36	36
JBT	23	30	40
Total	$624	$721	$716

Operating Data by Segment

	Years Ended December 31,
	2017	2016	2015
JBI
Loads	1,999,807	1,916,303	1,772,808
Average length of haul (miles)	1,681	1,657	1,652
Revenue per load	$2,042	$1,981	$2,067
Average tractors during the period(1)	5,362	5,222	4,949
Tractors (end of period)
Company-owned	4,776	4,581	4,276
Independent contractor	764	695	805
Total tractors	5,540	5,276	5,081
Trailing equipment (end of period)	88,610	84,594	78,957
Average effective trailing equipment usage	82,969	77,179	72,622

DCS
Loads	2,575,245	2,401,332	2,250,099
Average length of haul (miles)	178	177	175
Revenue per truck per week(2)	$4,226	$4,077	$4,028
Average trucks during the period(3)	7,946	7,307	7,012
Trucks (end of period)
Company-owned	8,124	6,976	6,762
Independent contractor	59	15	10
Customer-owned (Dedicated-operated)	544	410	436
Total trucks	8,727	7,401	7,208
Trailing equipment (end of period)	25,811	22,688	21,672
Average effective trailing equipment usage	24,550	22,827	22,391

ICS
Loads	992,834	852,179	542,947
Revenue per load	$1,032	$999	$1,288
Gross profit margin	13.3%	14.3%	15.3%
Employee count (end of period)	954	824	670
Approximate number of third-party carriers (end of period)	56,700	50,900	45,700

JBT
Loads	370,591	385,298	366,297
Average length of haul (miles)	435	455	448
Loaded miles (000)	160,932	175,038	163,115
Total miles (000)	192,433	207,998	193,856
Average nonpaid empty miles per load	85.1	85.6	83.9
Revenue per tractor per week(2)	$3,556	$3,458	$3,698
Average tractors during the period(1)	2,098	2,191	2,051
Tractors (end of period)
Company-owned	1,291	1,376	1,462
Independent contractor	741	752	687
Total tractors	2,032	2,128	2,149
Trailing equipment (end of period)	7,120	7,642	7,604
Average effective trailing equipment usage	7,066	6,956	6,460

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue increased 7.6% to $4.08 billion in 2017, from $3.80 billion in 2016. This increase in revenue was primarily a result of an 4.4% increase in load volume and a 3.1% increase in revenue per load, which is the combination of changes in freight mix, customer rates, and fuel surcharge revenue. Load volume in our transcontinental loads grew 7.2% while our eastern network was relatively flat compared to 2016. Average length of haul increased 1.4% in 2017 when compared to 2016. Revenue per load excluding fuel surcharge was flat in 2017 when compared to 2016.

Operating income of the JBI segment decreased to $407 million in 2017, from $450 million in 2016. Benefits from volume growth and increased revenue per load were offset by increases in rail purchased transportation costs, rail inefficiencies, higher driver wages and recruiting costs, higher equipment ownership costs, increased insurance and claims costs, which included an $8.5 million increase in reserves for certain insurance and claims, and the $20.2 million expense for the reserve of a cash advance for the purchases of new trailing equipment from a manufacturer that will not meet delivery. In addition, 2016 included a $5.7 million, one-time benefit from the change in paid time off policy.

DCS Segment

DCS segment revenue increased 12.1% to $1.72 billion in 2017, from $1.53 billion in 2016. Productivity, defined as revenue per truck per week, increased 3.7% when compared to 2016. Revenue, excluding fuel surcharges, increased 10.0% in 2017 compared to 2016, and productivity excluding fuel surcharge revenue increased 1.6% from 2016. The increase in revenue in 2017 was primarily a result of better integration of assets among customer accounts and customer rate increases, partially offset by lower productivity under new customer contracts, compared to 2016. DCS ended 2017 with a net additional 1,326 revenue-producing trucks when compared to 2016.

Operating income of our DCS segment decreased to $171 million in 2017, from $205 million in 2016. The increase in revenue and improved asset utilization were offset by higher driver wages and recruiting costs, increased insurance and claims cost, which included a $7.6 million increase in reserves for certain insurance and claims, increased start up expenditures for new customer contracts, higher equipment ownership costs, and the addition of acquisition costs and intangible asset amortization associated with the purchase of Special Logistics Dedicated, LLC (SLD) when compared to 2016. In addition, 2016 included a $7.3 million, one-time benefit from the change in paid time off policy.

ICS Segment

ICS segment revenue increased 20.3% to $1.02 billion in 2017, from $852 million in 2016. Overall volumes increased 16.5%. Revenue per load increased 3.3% primarily due to freight mix changes driven by customer demand. Contractual business was approximately 70% of the total load volume and 53% of the total revenue in the 2017, compared to 74% of the total load volume and 64% of the total revenue in 2016.

Operating income decreased to $23 million in 2017, from $36 million in 2016, primarily due to lower gross profit margins, increased insurance and claims cost, which included a $1.8 million increase in reserves for certain insurance and claims, increased number of branches less than two years old, and higher technology development costs. ICS gross profit margin decreased to 13.3% for 2017 from 14.3% for 2016. ICS’s carrier base increased 11.4%, and the employee count increased 15.8% when compared to 2016. In addition, 2016 included a $1.0 million, one-time benefit from the change in paid time off policy.

JBT Segment

JBT segment revenue decreased 2.4% to $378 million in 2017, from $388 million in 2016, primarily from a 3.8% decrease in load count partially offset by a 1.4% increase in revenue per load. Excluding fuel surcharges, revenue for 2017 decreased 4.5% compared to 2016, primarily due to the reduction in load volume and a 4.4% decrease in length of haul.

JBT segment had operating income of $23 million in 2017 compared with $30 million in 2016. The decrease in operating income was driven primarily by lower revenue, increased driver wages and recruiting costs, higher independent contractor cost per mile, increased insurance and claims cost, which included an $0.7 million increase in reserves for certain insurance and claims, and increased tractor maintenance costs compared to 2016. In addition, 2016 included a $1.2 million, one-time benefit from the change in paid time off policy.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities remained relatively flat at $855 million in 2017 compared to $854 million in 2016, primarily due to the reduction in pre-tax earnings and an increase in cash paid for income taxes, net of refunds, partially offset by the timing of general working capital activities.

Net cash used in investing activities totaled $651 million in 2017, compared with $485 million in 2016. The increase resulted primarily from the purchase of SLD and an increase in equipment purchases, net of proceeds from the sale of equipment, in 2017.

Net cash used in financing activities was $196 million in 2017, compared with $368 million in 2016. This decrease resulted primarily from a decrease in treasury stock purchased and higher proceeds from long-term debt issuances, net of long-term debt repayments, in 2017. These net proceeds from long-term debt were used primarily for the purchase of SLD.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and other factors the Board of Directors may deem relevant. We paid a $0.21 per share quarterly dividend in 2015, a $0.22 per share quarterly dividend in 2016, and a $0.23 per share quarterly dividend in 2017. On January 24, 2018, we announced an increase in our quarterly cash dividend from $0.23 to $0.24 per share, which will be paid February 23, 2018, to stockholders of record on February 9, 2018. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Liquidity

Our need for capital has typically resulted from the acquisition of containers, chassis, trucks, tractors, and trailers required to support our growth and the replacement of older equipment. We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions. We obtain capital through cash generated from operations, revolving lines of credit, and long-term debt issuances. We have also periodically utilized capital and operating leases for revenue equipment. During the third quarter of 2017, we completed our acquisition of SLD and its affiliated entities. See Note 11, Acquisition, in the Notes to Consolidated Financial Statements for further discussion. We used our existing revolving credit facility to finance this transaction and to provide any necessary liquidity for current and future operations. This acquisition did not have a material impact on our interest expense.

At December 31, 2017, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2020. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2017, we had $242 million outstanding at an average interest rate of 2.52% under this agreement.

Our senior notes consist of three separate issuances. The first and second issuances are $250 million of 2.40% senior notes due March 2019 and $250 million of 3.85% senior notes due March 2024, respectively, both of which were issued in March 2014. Interest payments under both notes are due semiannually in March and September of each year. The third issuance is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under this note are due semiannually in February and August of each year. We may redeem for cash some or all of these notes based on a redemption price set forth in the note indenture. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% fixed-rate senior notes due March 2019 and our $350 million of 3.30% fixed-rate senior notes due August 2022 to variable rates, resulting in interest rates of 2.43% and 2.77%, respectively, at December 31, 2017. The applicable interest rates under these swap agreements are based on LIBOR plus an established margin.

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at December 31, 2017.

As previously mentioned above, the Tax Cuts and Jobs Act was enacted in December 2017. Beginning in 2018, the Act reduces the U.S. federal corporate tax rate from 35% to 21%, which will have a positive effect on our overall liquidity.

We believe our liquid assets, cash generated from operations, and various financing arrangements will provide sufficient funds for our operating and capital requirements for the foreseeable future.

We are currently committed to spend approximately $797.6 million, net of proceeds from sales or trade-ins, during 2018 and 2019, which is primarily related to the acquisition of containers, chassis, and tractors.

Off-Balance Sheet Arrangements

In addition to our net purchase commitments of $797.6 million, our only other off-balance sheet arrangements are related to operating leases. As of December 31, 2017, we had approximately $74.2 million of obligations, primarily related to facility leases.

Contractual Obligations and Commitments

The following table summarizes our expected obligations and commitments (in millions) as of December 31, 2017:

	Total	2018	2019-2020	2021-2022	2023 and thereafter
Operating leases	$74.2	$24.5	$33.6	$13.0	$3.1
Long-term debt obligations	1,092.2	-	492.2	350.0	250.0
Interest payments on debt (1)	129.8	31.5	50.9	35.4	12.0
Commitments to acquire revenue equipment and facilities	797.6	414.9	382.7	-	-
Total	$2,093.8	$470.9	$959.4	$398.4	$265.1

(1) Interest payments on debt are based on the debt balance and applicable rate at December 31, 2017.

We had standby letters of credit outstanding of approximately $4.4 million at December 31, 2017, that expire at various dates in 2018, which are related to certain operating agreements and our self-insured retention levels for casualty and workers’ compensation claims. We plan to renew these letters of credit in accordance with our third-party agreements. The table above excludes $48.9 million of liabilities related to uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the ultimate timing of settlement. See Note 7, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% fixed-rate senior notes due March 2019 and our $350 million of 3.30% fixed-rate senior notes due August 2022 to variable rates. The applicable interest rates under these swap agreements are based on LIBOR plus an established margin. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $8.4 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2017. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases. As of December 31, 2017, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and reports thereon of our independent registered public accounting firm as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Earnings for years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Cash Flows for years ended December 31, 2017, 2016, and 2015

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2018.

ITEM 11.  EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2018.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)		(C)
Equity compensation plans approved by security holders	1,570,715	$-	(2)	6,752,540

(1)	We have no equity compensation plans that are not approved by security holders.

(2)

Currently, only restricted share units remain outstanding under our equity compensation plan. Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis and, accordingly, do not include an exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2018.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2018.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)     Financial Statements, Financial Statement Schedules and Exhibits:

(1)   Financial Statements

The financial statements included in Item 8 above are filed as part of this annual report.

(2)   Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts, Revenue Adjustments and Other for the Years Ended:	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2015	$9.5	$9.5	$(9.1)	$9.9
December 31, 2016	9.9	19.5	(16.0)	13.4
December 31, 2017	13.4	29.3	(18.7)	24.0

All other schedules have been omitted either because they are not applicable or because the required information is included in our Consolidated Financial Statements or the notes thereto.

(3)   Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (Exhibit Index).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 23rd day of February, 2018.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 23rd day of February, 2018, on behalf of the registrant and in the capacities indicated.

/s/ John N. Roberts, III	President and Chief Executive Officer, Member
John N. Roberts, III	of the Board of Directors
(Principal Executive Officer)

/s/ David G. Mee	Executive Vice President, Finance and
David G. Mee	Administration, Chief Financial Officer and
Corporate Secretary
(Principal Financial Officer)

/s/ John Kuhlow	Senior Vice President Finance, Controller,
John Kuhlow	Chief Accounting Officer

/s/ Kirk Thompson	Chairman of the Board of Directors
Kirk Thompson

/s/ James L. Robo	Member of the Board of Directors
James L. Robo	(Lead Director)

/s/ Douglas G. Duncan	Member of the Board of Directors
Douglas G. Duncan

/s/ Francesca M. Edwardson	Member of the Board of Directors
Francesca M. Edwardson

/s/ Wayne Garrison	Member of the Board of Directors
Wayne Garrison

/s/ Sharilyn S. Gasaway	Member of the Board of Directors
Sharilyn S. Gasaway

/s/ Gary C. George	Member of the Board of Directors
Gary C. George

/s/ J. Bryan Hunt, Jr.	Member of the Board of Directors
J. Bryan Hunt, Jr.

/s/ Coleman H. Peterson	Member of the Board of Directors
Coleman H. Peterson

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2	Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated April 23, 2015 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed April 27, 2015)

10.1	Amended and Restated Employee Retirement Plan (incorporated by reference from Exhibit 99 of the Company’s registration statement on Form S-8 (File No. 033-57127), filed December 30, 1994)

10.2	Third Amended and Restated Management Incentive Plan (incorporated by reference from Appendix A of the Company’s definitive proxy statement on Schedule 14A, filed March 9, 2017)

10.3	Summary of Compensation Arrangements with Named Executive Officers for 2017 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed October 24, 2016)

10.4	Summary of Compensation Arrangements with Named Executive Officers for 2018 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed January 25, 2018)

10.5	Indenture (incorporated by reference from Exhibit 4.1 of the Company’s registration statement on Form S-3ASR (File No. 333-169365), filed September 14, 2010)

10.6	Second Supplemental Indenture (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed March 6, 2014)

10.7	Third Supplemental Indenture (incorporated by reference from Exhibit 4.4 of the Company’s current report on Form 8-K, filed March 6, 2014)

10.8	Fourth Supplemental Indenture (incorporated by reference from Exhibit 4.3 of the Company’s current report on Form 8-K, filed August 6, 2015)

10.9	Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed October 2, 2015)

21.1	Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

99.1	Equity Interests Purchase Agreement dated July 20, 2017 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed July 25, 2017)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/ John N. Roberts, III	/s/ David G. Mee
John N. Roberts, III	David G. Mee
President and Chief Executive Officer	Executive Vice President, Finance and
(Principal Executive Officer)	Administration, Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of J.B. Hunt Transport Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Rogers, Arkansas

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of J.B. Hunt Transport Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited J.B. Hunt Transport Services, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, J.B. Hunt Transport Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) of the Company and our report dated February 23, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Rogers, Arkansas

February 23, 2018

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Balance Sheets
December 31, 2017 and 2016
(in thousands, except share data)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$14,612	$6,377
Trade accounts receivable, net	920,767	745,288
Other receivables, net	283,499	189,665
Inventories	20,688	18,577
Prepaid expenses	99,162	107,513
Total current assets	1,338,728	1,067,420
Property and equipment, at cost:
Revenue and service equipment	4,158,878	3,820,439
Land	47,231	46,827
Structures and improvements	202,730	175,900
Furniture and office equipment	261,625	215,749
Total property and equipment	4,670,464	4,258,915
Less accumulated depreciation	1,687,133	1,440,124
Net property and equipment	2,983,331	2,818,791
Goodwill	39,764	-
Other intangible assets, net	73,691	2,356
Other assets	29,835	62,160
Total assets	$4,465,349	$3,950,727

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$598,594	$384,308
Claims accruals	251,980	231,484
Accrued payroll	42,382	51,929
Other accrued expenses	28,888	27,152
Total current liabilities	921,844	694,873
Long-term debt	1,085,649	986,278
Other long-term liabilities	76,661	64,881
Deferred income taxes	541,870	790,634
Total liabilities	2,626,024	2,536,666
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2017 and 2016, of which 109,753,008 shares and 111,305,021 shares were outstanding at December 31, 2017 and 2016, respectively)	1,671	1,671
Additional paid-in capital	310,811	293,087
Retained earnings	3,803,844	3,218,943
Treasury stock, at cost (57,346,424 shares at December 31, 2017, and 55,794,411 shares at December 31, 2016)	(2,277,001)	(2,099,640)
Total stockholders’ equity	1,839,325	1,414,061

Total liabilities and stockholders' equity	$4,465,349	$3,950,727

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Earnings
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except per share amounts)

	2017	2016	2015
Operating revenues, excluding fuel surcharge revenues	$6,435,858	$6,007,347	$5,516,282
Fuel surcharge revenues	753,710	548,112	671,364
Total operating revenues	7,189,568	6,555,459	6,187,646
Operating expenses:
Rents and purchased transportation	3,650,806	3,255,692	2,994,586
Salaries, wages and employee benefits	1,608,378	1,469,187	1,394,239
Depreciation and amortization	383,518	361,510	339,613
Fuel and fuel taxes	347,573	283,437	313,034
Operating supplies and expenses	257,239	233,223	220,597
General and administrative expenses, net of asset dispositions	125,878	87,053	72,522
Insurance and claims	123,579	78,410	73,689
Operating taxes and licenses	44,825	45,954	43,084
Communication and utilities	23,983	19,973	20,588
Total operating expenses	6,565,779	5,834,439	5,471,952
Operating income	623,789	721,020	715,694
Interest income	235	71	86
Interest expense	28,785	25,294	25,577
Earnings before income taxes	595,239	695,797	690,203
Income taxes	(91,024)	263,707	262,968
Net earnings	$686,263	$432,090	$427,235

Weighted average basic shares outstanding	109,987	112,474	115,677
Basic earnings per share	$6.24	$3.84	$3.69
Weighted average diluted shares outstanding	111,049	113,361	116,728
Diluted earnings per share	$6.18	$3.81	$3.66
Dividends declared per common share	$0.92	$0.88	$0.84

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except per share amounts)

		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
Balances at December 31, 2014	$1,671	$247,641	$2,555,972	$(1,600,761)	$1,204,523
Comprehensive income:
Net earnings	-	-	427,235	-	427,235
Cash dividend declared and paid ($0.84 per share)	-	-	(97,364)	-	(97,364)
Tax benefit of stock options exercised and restricted shares issued	-	12,877	-	-	12,877
Purchase of treasury shares	-	-	-	(262,275)	(262,275)
Share-based compensation	-	37,228	-	-	37,228
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(29,018)	-	7,146	(21,872)

Balances at December 31, 2015	$1,671	$268,728	$2,885,843	$(1,855,890)	$1,300,352
Comprehensive income:
Net earnings	-	-	432,090	-	432,090
Cash dividend declared and paid ($0.88 per share)	-	-	(98,990)	-	(98,990)
Tax benefit of stock options exercised and restricted shares issued	-	7,044	-	-	7,044
Purchase of treasury shares	-	-	-	(249,760)	(249,760)
Share-based compensation	-	40,625	-	-	40,625
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(23,310)	-	6,010	(17,300)

Balances at December 31, 2016	$1,671	$293,087	$3,218,943	$(2,099,640)	$1,414,061
Comprehensive income:
Net earnings	-	-	686,263	-	686,263
Cash dividend declared and paid ($0.92 per share)	-	-	(101,362)	-	(101,362)
Purchase of treasury shares	-	-	-	(179,813)	(179,813)
Share-based compensation	-	38,291	-	-	38,291
Restricted share issuances, net of stock repurchased for payroll taxes	-	(20,567)	-	2,452	(18,115)

Balances at December 31, 2017	$1,671	$310,811	$3,803,844	$(2,277,001)	$1,839,325

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net earnings	$686,263	$432,090	$427,235
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	383,518	361,510	339,613
Share-based compensation	38,291	40,625	37,228
(Gain)/loss on sale of revenue equipment and other	7,370	5,490	(1,281)
Advance deposit impairment	20,240	-	-
Deferred income taxes	(248,764)	50,414	80,427
Changes in operating assets and liabilities:
Trade accounts receivable	(166,111)	(120,994)	8,011
Income taxes receivable or payable	(45,542)	60,956	3,055
Other current assets	69,462	(37,101)	(26,493)
Trade accounts payable	85,237	60,818	8,600
Claims accruals	25,021	5,524	7,502
Accrued payroll and other accrued expenses	168	(5,189)	(10,589)
Net cash provided by operating activities	855,153	854,143	873,308
Cash flows from investing activities:
Additions to property and equipment	(526,928)	(638,430)	(725,122)
Proceeds from sale of equipment	16,413	153,174	168,686
Business acquisition	(136,879)	-	-
Change in other assets	(3,888)	(132)	(20,096)
Net cash used in investing activities	(651,282)	(485,388)	(576,532)
Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	-	349,129
Payments on long-term debt	-	-	(250,000)
Proceeds from revolving lines of credit and other	2,716,155	1,715,427	2,110,800
Payments on revolving lines of credit and other	(2,612,501)	(1,724,365)	(2,138,466)
Purchase of treasury stock	(179,813)	(249,760)	(262,275)
Stock option exercises and other	1,100	1,341	2,978
Stock repurchased for payroll taxes	(19,215)	(18,641)	(24,850)
Tax benefit of stock options exercised and restricted shares issued	-	7,044	12,877
Dividends paid	(101,362)	(98,990)	(97,364)
Net cash used in financing activities	(195,636)	(367,944)	(297,171)
Net increase/(decrease) in cash and cash equivalents	8,235	811	(395)
Cash and cash equivalents at beginning of year	6,377	5,566	5,961
Cash and cash equivalents at end of year	$14,612	$6,377	$5,566
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$28,785	$24,800	$27,245
Income taxes	$190,783	$143,634	$163,304
Noncash investing activities
Accruals for equipment received	$53,026	$13,522	$32,038

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2017 presentation format. Insurance receivables for claims in excess of self-insurance levels, which were previously offset against our claims accruals, have been reclassed to other receivables, resulting in a $121.7 million increase in other receivables and a corresponding increase in claims accruals in our Consolidated Balance Sheet at December 31, 2016.

Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term, highly liquid investments. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts and revenue adjustments is based on historical experience, as well as any known trends or uncertainties related to customer billing and account collectability. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts and revenue adjustments for our trade accounts receivable was $15.4 million and $13.4 million at December 31, 2017 and 2016, respectively. The allowance for uncollectible accounts for our other receivables was $8.6 million at December 31, 2017.

Inventory

Our inventories consist primarily of revenue equipment parts, tires, supplies, and fuel, and are valued using the lower of average cost or market.

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

At December 31, 2017 and 2016, we had no available-for-sale securities. See Note 8, Employee Benefit Plans, for a discussion of our trading securities.

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

	Years ended December 31,
	2017	2016	2015

Weighted average shares outstanding – basic	109,987	112,474	115,677

Effect of common stock equivalents	1,062	887	1,051

Weighted average shares outstanding – diluted	111,049	113,361	116,728

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For each of the years ended December 31, 2017, 2016, and 2015, our top 10 customers, based on revenue, accounted for approximately 29% of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 31% and 28% of our total trade accounts receivable at December 31, 2017 and 2016, respectively. We had no individual customers with revenues greater than 10% of total revenues.

Share-based Compensation

We have a share-based compensation plan covering certain employees, including officers and directors. We account for share-based compensation utilizing the fair value recognition provisions of current accounting standards for share-based payments. We currently utilize restricted share units and performance share units and in the past have also utilized nonstatutory stock options. Issuances of our stock upon restricted share unit and performance share unit vesting or share option exercise are made from treasury stock. Our restricted share unit and performance share unit awards may include both graded-vesting and cliff-vesting awards and therefore vest in increments during the requisite service period or at the end of the requisite service period, as appropriate for each type of vesting. We recognize compensation expense on a straight-line basis over the requisite service periods within each award. The benefit for the forfeiture of an award is recorded in the period in which it occurs.

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2015 through 2017, we were self-insured for $500,000 per occurrence for personal injury and property damage and self-insured for $100,000 per workers’ compensation claim. We have policies in place for 2018 with substantially the same terms as our 2017 policies for personal injury, workers’ compensation, and cargo and property damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2017 and 2016, we had an accrual of approximately $238 million and $220 million, respectively, for estimated claims. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2017 and 2016, we have recorded $256 million and $254 million, respectively, of expected reimbursement for covered excess claims, insurance premiums and other insurance deposits.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in a business combination. Goodwill and intangible assets with indefinite lives are not amortized. Goodwill is reviewed, using a market based approach, for potential impairment as of October 1st on an annual basis or, more frequently, if circumstances indicate a potential impairment is present. Intangible assets with finite lives are amortized on the straight-line method over the estimated useful lives of 5 to 10 years.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09, one year to interim and annual periods beginning after December 15, 2017. Early adoption was permitted after the original effective date of December 15, 2016.

Our implementation team has completed the process of contract review and documentation in accordance with the standard. We will adopt this new standard in the first quarter 2018, using the modified retrospective transition approach. We do not expect the standard to have a material impact on our financial statements, although additional disclosures will be required.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability for most leases in the balance sheet as well as other qualitative and quantitative disclosures. ASU 2016-02 is to be applied using a modified retrospective method and is effective for interim and annual periods beginning after December 15, 2018, but early adoption is permitted. We are currently evaluating the potential effects of the adoption of this update on our financial statements. See Note 10, Commitments and Contingencies, in our Consolidated Financial Statements for discussion of our remaining obligations under operating lease arrangements.

Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which amended and simplified certain aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments were effective for interim and annual periods beginning after December 15, 2016. The application methods used in adoption varied with each component of the standard. We prospectively adopted ASU 2016-09 during the first quarter 2017, which, upon vesting of share-based awards, resulted in the recognition of excess tax benefits or tax deficiencies from share-based compensation as a discrete item in our income tax expense. Historically, these amounts were recorded as additional paid-in capital. Effectively all of our outstanding share-based awards as of December 31, 2017 vest within the third quarter of the vesting year, and accordingly, we recognized an excess tax benefit of $4.9 million during the third quarter 2017. In addition, cash flows from excess tax benefits from share-based compensation, which historically have been reported as cash flows from financing activities, are now reported, on a prospective basis, as cash flows from operating activities in our Consolidated Statement of Cash Flows. The remaining amendments within the standard had no impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. Instead, this update requires an entity to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for impairment measurement tests occurring after January 1, 2017, and accordingly, we early adopted ASU 2017-04 in 2017, which did not have a material impact on our financial statements.

3.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	December 31,
	2017	2016
Senior revolving line of credit	$241.4	$139.0
Senior notes	844.2	847.3
Total long-term debt	$1,085.6	$986.3

Aggregate maturities of long-term debt subsequent to December 31, 2017, are as follows: $249.9 million in 2019, $241.4 million in 2020, and $594.3 million thereafter.

Senior Revolving Line of Credit

At December 31, 2017, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2020. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2017, we had $242.2 million outstanding at an average interest rate of 2.52% under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at December 31, 2017.

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements is based on LIBOR plus an established margin, resulting in an interest rate of 2.43% for our $250 million of 2.40% senior notes and 2.77% for our $350 million of 3.30% senior notes at December 31, 2017. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other assets and other long-term liabilities in our Consolidated Balance Sheet at December 31, 2017. See Note 9, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

5.	Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2017 or 2016. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders. On January 24, 2018, we announced an increase in our quarterly cash dividend from $0.23 to $0.24 per share, which will be paid February 23, 2018, to stockholders of record on February 9, 2018. At December 31, 2017, we had 1.6 million shares of common stock to be issued upon the vesting of equity awards and 6.8 million shares reserved for future issuance pursuant to share-based payment plans. During calendar year 2017, we purchased approximately 1.9 million shares, or $179.8 million, of our common stock in accordance with plans authorized by our Board. At December 31, 2017, we had $521.4 million available under an authorized plan to purchase our common stock.

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

In the past, nonstatutory stock options have been granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vested over a 10-year period and were forfeited immediately if the employee terminated for any reason other than death, disability or retirement after age 55. We did not grant any stock options during the years ended December 31, 2017, 2016, and 2015.

An employee is allowed to surrender shares of common stock received upon vesting to satisfy tax withholding obligations incident to the vesting of restricted share units and performance share units.

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

	Years ended December 31,
	2017	2016	2015
Restricted share units
Pretax compensation expense	$28,679	$29,938	$27,898
Tax benefit	(4,385)	11,347	10,629
Restricted share units, net of tax	$33,064	$18,591	$17,269
Performance share units
Pretax compensation expense	$9,612	$10,687	$9,330
Tax benefit	(1,470)	4,050	3,555
Performance share awards, net of tax	$11,082	$6,637	$5,775

A summary of our restricted share units, performance share units, and nonstatutory stock options is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	1,940,998	$51.74
Granted	390,143	74.86
Vested	(783,483)	39.45
Forfeited	(30,908)	54.89
Unvested at December 31, 2015	1,516,750	$63.96
Granted	540,746	75.03
Vested	(520,619)	54.78
Forfeited	(34,221)	69.14
Unvested at December 31, 2016	1,502,656	$71.16
Granted	158,319	90.06
Vested	(380,702)	67.29
Forfeited	(37,745)	75.13
Unvested at December 31, 2017	1,242,528	$74.71

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	433,895	$62.23
Granted	160,574	74.37
Vested	(103,796)	58.28
Forfeited	-	-
Unvested at December 31, 2015	490,673	$67.04
Granted	142,114	74.71
Vested	(148,733)	62.84
Forfeited	-	-
Unvested at December 31, 2016	484,054	$70.58
Granted	-	-
Vested	(155,867)	68.27
Forfeited	-	-
Unvested at December 31, 2017	328,187	$71.68

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	98	$20.40	0.86	$6.3
Exercised	(95)	20.35	-	5.8
Forfeited	(1)	24.27	-	-
Outstanding at December 31, 2015	2	$20.76	0.05	$0.1
Exercised	(2)	20.76	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2016	-	-	-	-

At December 31, 2017, we had $49.8 million and $9.7 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately 3.6 years for restricted share units and 2.2 years for performance share units.

The aggregate intrinsic value of restricted and performance share units vested and options exercised during the years ended December 31, 2017, 2016, and 2015, was $49.3 million, $56.7 million, and $80.8 million, respectively. The aggregate intrinsic value of unvested restricted and performance share units was $180.6 million at December 31, 2017. The total fair value of shares vested for restricted share, performance share, and stock option awards during the years ended December 31, 2017, 2016, and 2015, was $36.4 million, $38.1 million, and $37.3 million, respectively.

7.	Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2017	2016	2015
Current:
Federal	$134,284	$191,422	$160,235
State and local	23,456	21,871	22,306
	157,740	213,293	182,541
Deferred:
Federal	(261,592)	45,846	71,292
State and local	12,828	4,568	9,135
	(248,764)	50,414	80,427
Total tax expense/(benefit)	$(91,024)	$263,707	$262,968

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Income tax at federal statutory rate	$208,334	$243,529	$241,571
State tax, net of federal effect	18,334	19,165	18,671
Federal tax reform	(309,223)	-	-
Benefit of stock compensation	(4,907)	-	-
199/R&D credit	(7,056)	-	-
Nondeductible meals and entertainment	1,374	1,419	1,420
Change in effective state tax rate, net of federal benefit	3,403	(1,055)	1,761
Other, net	(1,283)	649	(455)
Total tax expense	$(91,024)	$263,707	$262,968

The Tax Cuts and Jobs Act (the Act) was enacted in December 2017. Beginning in 2018, the Act reduces the U.S. federal corporate tax rate from 35% to 21%. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded resulting from the remeasurement of our deferred tax balance was $309.2 million, which is included as a component of income tax from continuing operations. We are still refining our calculations for our 2017 federal income tax return, which will be filed based on the law prior to the Act, and could potentially affect the measurement of these balances. Remaining aspects of the Act are not relevant to our operations.

Income taxes receivable was $61.3 million and $15.7 million at December 31, 2017 and 2016, respectively. These amounts have been included in other receivables in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016, are presented below (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Insurance accruals	$27,700	$34,788
Allowance for doubtful accounts	6,605	2,347
Compensation accrual	3,661	10,443
Deferred compensation accrual	17,620	26,062
Federal benefit of state uncertain tax positions	8,681	14,085
State NOL carry-forward	4,944	3,444
Other	3,134	3,853
Total gross deferred tax assets	72,345	95,022
Valuation allowance	(4,944)	(3,444)
Total deferred tax assets, net of valuation allowance	67,401	91,578
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	566,396	831,555
Prepaid permits and insurance, principally due to expensing for income tax purposes	28,089	37,119
Other	14,786	13,538
Total gross deferred tax liabilities	609,271	882,212
Net deferred tax liability	$541,870	$790,634

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

	December 31,
	2017	2016	2015
Beginning balance	$35.4	$32.0	$31.6
Additions based on tax positions related to the current year	11.6	10.3	9.4
Additions/(reductions) based on tax positions taken in prior years	5.4	(3.2)	(2.5)
Reductions due to settlements	(2.4)	(0.4)	(3.0)
Reductions due to lapse of applicable statute of limitations	(4.7)	(3.3)	(3.5)
Ending balance	$45.3	$35.4	$32.0

At December 31, 2017 and 2016, we had a total of $45.3 million and $35.4 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $37.5 million and $23.0 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2017 and 2016, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Statements of Earnings.  The amount of accrued interest and penalties recognized during the years ended December 31, 2017, 2016, and 2015, was $2.1 million, $1.9 million, and $1.9 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2017 and 2016, was $3.6 million and $4.4 million, respectively.

Tax years 2014 and forward remain subject to examination by federal tax jurisdictions, while tax years 2007 and forward remain open for state jurisdictions.

8.    Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2017, 2016, and 2015, our matching contributions to the plan were $16.7 million, $15.6 million, and $14.7 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of 2 to 25 years upon reaching age 55, having 15 years of service, or becoming disabled. Our total liability under this plan was $16.4 million as of December 31, 2017, and $14.9 million as of December 31, 2016. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $16.4 million as of December 31, 2017, and $14.9 million as of December 31, 2016.

9.    Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis (in millions):

	Asset/(Liability) Balance
	December 31,
	2017	2016	Input Level
Trading investments	$16.4	$14.9	1
Interest rate swaps	$(1.4)	$2.9	2
Senior notes, net of unamortized discount and debt issuance costs	$(595.6)	$(599.0)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of interest rate swaps and corresponding senior notes have been measured using the income approach (Level 2), which include relevant interest rate curve inputs. Trading investments are classified in other assets in our Consolidated Balance Sheets. Depending on their period end fair value, interest rate swaps are classified in other assets or other long-term liabilities in our Consolidated Balance Sheets. The senior notes are classified in long-term debt in our Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis was $490.0 million and $387.3 million at December 31, 2017 and 2016, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $506.3 million and $402.3 million at December 31, 2017 and 2016, respectively.

In 2017, we remeasured an advance deposit previously made for the purchase of new trailing equipment from a carrying amount of $20.2 million to a fair value of zero, due the manufacturer not being able to meet delivery. The resulting charge is included in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. The carrying amounts of all other instruments at December 31, 2017 and 2016, approximate their fair value due to the short maturity of these instruments.

10.	Commitments and Contingencies

As of December 31, 2017, we had approximately $74.2 million of obligations remaining under operating lease arrangements related primarily to terminal and support facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2017, are approximately $74.2 million, with payment streams as follows (in millions): 2018 - $24.5; 2019 - $18.6; 2020 - $15.0; 2021 - $8.8; 2022 - $4.2; and thereafter - $3.1.

Total rent expense was $64.3 million in 2017, $44.1 million in 2016, and $39.5 million in 2015. At December 31, 2017, we had outstanding commitments of approximately $797.6 million, net of proceeds from sales or trade-ins during 2018 and 2019, which is primarily related to the acquisition of containers, chassis, and tractors.

During 2017, we issued financial standby letters of credit as a guaranty of our performance under certain operating agreements and self-insurance arrangements. If we default on our commitments under the agreements or other arrangements, we are required to perform under these guaranties. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $4.4 million as of December 31, 2017.

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  During the first half of 2014, the District Court in the lead class-action granted judgment in our favor with regard to all claims.  The plaintiffs appealed the case to the United States Court of Appeals for the Ninth Circuit.  In July 2017, the Ninth Circuit issued a Memorandum decision vacating the judgment in our favor and remanding the case to the District Court for further proceedings. The Ninth Circuit denied our Petition for Rehearing En Banc in November 2017, and the case has been reassigned to the United States District Court for the Central District of California for further proceedings according to the schedule entered by the Court. In February 2018, we filed a Petition for a Writ of Certiorari in the Supreme Court of the United States seeking review of the Ninth Circuit’s decision. The overlapping claims in the other lawsuits remain stayed pending final resolution of the appellate process or a final decision in the lead class-action case.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits, however, as of December 31, 2017, we have recorded a $10 million reserve representing an amount we deem acceptable for the settlement of these claims.

In January 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF has requested the same, and the arbitration process has commenced. BNSF provides a significant amount of rail transportation services to our JBI business segment. At this time, we are unable to reasonably predict the outcome of the arbitration, and, as such, no gain or loss contingency can be determined or recorded. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, has continued and is expected to continue on a timely basis.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

11.  Acquisition

On July 20, 2017, we entered into an agreement to acquire Special Logistics Dedicated, LLC (SLD), and its affiliated entities, subject to customary closing conditions.  The purchase price was $136.0 million with no assumption of debt. The closing of the transaction was effective on July 31, 2017. Total consideration paid in cash under the SLD agreement was $137.6 million and consisted of the agreed upon purchase price adjusted for an estimated working capital adjustment and cash acquired. In addition, we incurred approximately $3.1 million in transaction costs which are recorded in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. The SLD acquisition was accounted for as a business combination. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $76 million of finite-lived intangible assets and approximately $40 million of goodwill. Goodwill consists of acquiring and retaining the SLD existing network and expected synergies from the combination of operations. The following table outlines the consideration transferred and preliminary purchase price allocation at their respective estimated fair values as of December 31, 2017 (in millions):

Consideration	$137.6
Cash	0.7
Accounts receivable	9.4
Other current assets	1.4
Property and equipment	14.9
Intangibles	75.5
Accounts payable	(3.9)
Accrued Liabilities	(0.2)
Goodwill	$39.8

As of December 31, 2017, the purchase price allocation is considered preliminary, subject to revision, as valuation procedures and tax considerations are completed.

As this acquired business is not significant to our consolidated results of operations and financial position, pro forma financial information has not been presented. The results of the acquired operations after the respective acquisition date have been included in our Consolidated Statements of Earnings.

12.	Goodwill and Other Intangible Assets

As discussed in Note 11, Acquisitions, we recorded goodwill of approximately $40 million and additional finite-lived intangible assets of approximately $76 million in connection with the SLD acquisition. All goodwill was assigned to our Dedicated Contract Services® business segment. The initial carrying amount of goodwill recorded in the third quarter of 2017, was subsequently reduced during the fourth quarter of 2017, as our valuation procedures and tax considerations were more refined. No impairment losses have been recorded for goodwill as of December 31, 2017. Prior to the SLD acquisition, our only intangible asset consisted of our purchased LDC network access within our Dedicated Contract Services® segment. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
	December 31,		Amortization
	2017	2016	Period
Finite-lived intangibles:
Non-competition agreements	$0.2	$-	5
Customer relationships	75.3	-	10
LDC Network	10.5	10.5	10
Total finite-lived intangibles	86.0	10.5
Less accumulated amortization	(12.3)	(8.1)
Total identifiable intangible assets, net	$73.7	$2.4

Our finite-lived intangible assets have no assigned residual values.

During the years ending December 31, 2017, 2016, and 2015, intangible asset amortization expense was $4.2 million, $1.0 million and $1.0 million, respectively. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $8.6 million for 2018,  $7.8 million for 2019, and $7.6 million for 2020 through 2022. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

13.	Segment Information

We have four reportable business segments – Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT) – which are based primarily on the services each segment provides. The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane, or service. DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates. ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with JBHT-owned equipment. ICS services include flatbed, refrigerated, and LTL, as well as a variety of dry-van and intermodal solutions. JBT business includes full-load, dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment. This freight is typically transported over roads and highways and does not move by rail. All transactions between reporting segments are eliminated in consolidation.

Our customers are geographically dispersed across the United States. A summary of certain segment information as of December 31 is presented below (in millions):

	Assets (Excludes intercompany accounts)
	December 31,
	2017	2016
JBI	$2,108	$2,032
DCS	1,182	951
ICS	204	136
JBT	283	279
Other (includes corporate)	688	553
Total	$4,465	$3,951

	Revenues
	Years ended December 31,
	2017	2016	2015
JBI	$4,084	$3,796	$3,665
DCS	1,719	1,533	1,451
ICS	1,025	852	699
JBT	378	388	386
Total segment revenues	7,206	6,569	6,201
Intersegment eliminations	(16)	(14)	(13)
Total	$7,190	$6,555	$6,188

	Operating Income
	Years ended December 31,
	2017	2016	2015
JBI	$407	$450	$477
DCS	171	205	163
ICS	23	36	36
JBT	23	30	40
Total	$624	$721	$716

	Depreciation and Amortization Expense
	Years ended December 31,
	2017	2016	2015
JBI	$163	$160	$148
DCS	158	143	133
JBT	41	41	42
Other	22	18	17
Total	$384	$362	$340

14.  Quarterly Financial Information (Unaudited)

As further discussed in Note 7, Income Taxes, our fourth quarter 2017, net earnings and earnings per share include the effect of a $309.2 million provisional amount recorded as a component of income tax expense from continuing operations resulting from the remeasurement of our deferred tax balance due to the enactment of the Tax Cuts and Jobs Act. Operating results by quarter for the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2017:
Operating revenues	$1,629,158	$1,726,915	$1,843,334	$1,990,160
Operating income	$149,389	$163,615	$164,972	$145,814
Net earnings	$102,702	$97,869	$100,385	$385,308
Basic earnings per share	$0.93	$0.89	$0.92	$3.51
Diluted earnings per share	$0.92	$0.88	$0.91	$3.48

2016:
Operating revenues	$1,528,712	$1,615,026	$1,690,659	$1,721,062
Operating income	$167,890	$175,792	$182,977	$194,361
Net earnings	$100,098	$105,011	$109,425	$117,556
Basic earnings per share	$0.89	$0.93	$0.97	$1.05
Diluted earnings per share	$0.88	$0.92	$0.97	$1.05