Form 10-Q
period 2018-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2018-04-27
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

            Yes                 No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2018 was 109,755,618.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended March 31, 2018

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Operating revenues, excluding fuel surcharge revenues	$1,712,934	$1,461,768
Fuel surcharge revenues	235,311	167,390
Total operating revenues	1,948,245	1,629,158

Operating expenses:
Rents and purchased transportation	964,892	806,439
Salaries, wages and employee benefits	450,265	380,311
Fuel and fuel taxes	107,881	80,646
Depreciation and amortization	105,583	92,189
Operating supplies and expenses	70,681	58,022
General and administrative expenses, net of asset dispositions	32,326	23,481
Insurance and claims	28,499	23,005
Operating taxes and licenses	11,588	10,680
Communication and utilities	7,749	4,996
Total operating expenses	1,779,464	1,479,769
Operating income	168,781	149,389
Net interest expense	9,152	6,817
Earnings before income taxes	159,629	142,572
Income taxes	41,487	39,870
Net earnings	$118,142	$102,702

Weighted average basic shares outstanding	109,754	110,878

Basic earnings per share	$1.08	$0.93

Weighted average diluted shares outstanding	110,863	112,026

Diluted earnings per share	$1.07	$0.92

Dividends declared per common share	$0.24	$0.23

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,082	$14,612
Trade accounts receivable, net	900,903	920,767
Prepaid expenses and other	328,079	403,349
Total current assets	1,236,064	1,338,728
Property and equipment, at cost	4,764,722	4,670,464
Less accumulated depreciation	1,720,446	1,687,133
Net property and equipment	3,044,276	2,983,331
Other assets	141,317	143,290
Total assets	$4,421,657	$4,465,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$247,609	$-
Trade accounts payable	503,829	598,594
Claims accruals	256,896	251,980
Accrued payroll	58,599	42,382
Other accrued expenses	25,583	28,888
Total current liabilities	1,092,516	921,844

Long-term debt	752,423	1,085,649
Other long-term liabilities	88,373	76,661
Deferred income taxes	545,282	541,870
Stockholders' equity	1,943,063	1,839,325
Total liabilities and stockholders' equity	$4,421,657	$4,465,349

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$118,142	$102,702
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	105,583	92,189
Share-based compensation	12,036	11,170
Loss on sale of revenue equipment and other	2,815	1,709
Deferred income taxes	3,412	1,928
Changes in operating assets and liabilities:
Trade accounts receivable	19,864	37,855
Other assets	(49,189)	35,063
Trade accounts payable	(10,650)	(26,901)
Income taxes payable or receivable	35,434	35,064
Claims accruals	12,543	(2,910)
Accrued payroll and other accrued expenses	11,628	(2,236)
Net cash provided by operating activities	261,618	285,633

Cash flows from investing activities:
Additions to property and equipment	(206,108)	(98,775)
Net proceeds from sale of equipment	27,063	7,768
Change in other assets	(299)	(3,467)
Net cash used in investing activities	(179,344)	(94,474)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	687,036	666,864
Payments on revolving lines of credit and other	(750,400)	(696,500)
Purchase of treasury stock	-	(129,761)
Stock repurchased for payroll taxes	(99)	(276)
Dividends paid	(26,341)	(25,602)
Net cash used in financing activities	(89,804)	(185,275)
Net change in cash and cash equivalents	(7,530)	5,884
Cash and cash equivalents at beginning of period	14,612	6,377
Cash and cash equivalents at end of period	$7,082	$12,261

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,769	$9,561
Income taxes	$1,834	$2,082
Noncash investing activities
Accruals for equipment received	$42,554	$25,879

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2018, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability for most leases on the balance sheet as well as other qualitative and quantitative disclosures. ASU 2016-02 is to be applied using a modified retrospective method and is effective for interim and annual periods beginning after December 15, 2018, but early adoption is permitted. We are currently evaluating the potential effects of the adoption of this update on our financial statements. See Note 10, Commitments and Contingencies, in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of our remaining obligations under operating lease arrangements.

Accounting Pronouncement Adopted in 2018

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted ASU 2014-09 in the first quarter 2018, using the modified retrospective transition approach, which did not have a material impact on how we recognize revenue or to our financial statements or disclosures. See below for additional information related to our recognition of revenue generated from customer contracts.

Revenue Recognition

We recognize revenue from customer contracts based on relative transit time in each reporting period and as other performance obligations are provided, with related expenses recognized as incurred.  Accordingly, a portion of the total revenue that will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery performance obligation that has been completed at the end of the reporting period.

We record revenues on the gross basis at amounts charged to our customers because we control and are primarily responsible for the fulfillment of promised services. Accordingly, we serve as a principal in the transaction. We invoice our customers and we maintain discretion over pricing. Additionally, we are responsible for selection of third-party transportation providers to the extent used to satisfy customer freight requirements.

Revenue

Our revenue is earned through the service offerings of our four reportable business segments. See Note 10, Business Segments, for revenue reported by segment. All revenue transactions between reporting segments are eliminated in consolidation.

Intermodal (JBI) - JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. JBI performs these services primarily through contractual rate quotes with customers that are held static for a period of time, usually one year.

Dedicated Contract Services® (DCS) - DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane, or service.  DCS operations usually include formal, written longer-term customer contracts that govern services performed and applicable rates.

Integrated Capacity Solutions (ICS) - ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with JBHT-owned equipment.  ICS services include flatbed, refrigerated, and LTL, as well as a variety of dry-van and intermodal solutions. ICS performs these services through customer contractual rate quotes as well as spot quotes that are one-time rate quotes issued for a single transaction or group of transactions.

Truckload (JBT) - JBT business includes full-load, dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment.  This freight is typically transported over roads and highways and does not move by rail. JBT utilizes both contractual rate quotes and spot rate quotes with customers.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.1 million shares during the first quarter 2018 and the first quarter 2017.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2018	2017
Restricted share units:
Pretax compensation expense	$8,591	$8,136
Tax benefit	2,234	2,278
Restricted share unit expense, net of tax	$6,357	$5,858
Performance share units:
Pretax compensation expense	$3,445	$3,034
Tax benefit	896	849
Performance share unit expense, net of tax	$2,549	$2,185

As of March 31, 2018, we had $77.2 million and $24.8 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.6 years for restricted share units and 2.6 years for performance share units. During the first quarter 2018, we issued 3,432 shares for vested restricted share units.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	March 31, 2018	December 31, 2017
Senior revolving line of credit	$167.2	$241.4
Senior notes	832.8	844.2
Less current portion of long-term debt	(247.6)	-
Total long-term debt	$752.4	$1,085.6

Senior Revolving Line of Credit

At March 31, 2018, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2020. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At March 31, 2018, we had $167.9 million outstanding at an average interest rate of 2.84% under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2018. For all debt facilities maturing in 2019, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing senior revolving line of credit or other sources of long-term financing.

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements are based on LIBOR plus an established margin, resulting in an interest rate of 2.97% for our $250 million of 2.40% senior notes and 3.20% for our $350 million of 3.30% senior notes at March 31, 2018. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other long-term liabilities and other accrued expenses in our Condensed Consolidated Balance Sheet at March 31, 2018. See Note 7, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges, and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On October 22, 2015, our Board of Directors authorized the purchase of $500 million of our common stock. On April 20, 2017, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At March 31, 2018, $521 million of the combined authorization was remaining. We did not purchase any shares under our repurchase authorization during the three months ended March 31, 2018. On January 24, 2018, we announced an increase in our quarterly cash dividend from $0.23 to $0.24, which was paid February 23, 2018, to stockholders of record on February 9, 2018. On April 19, 2018, our Board of Directors declared a regular quarterly dividend of $0.24 per common share, which will be paid on May 18, 2018, to stockholders of record on May 4, 2018.

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

	Asset/(Liability) Balance
	March 31, 2018	December 31, 2017	Input Level
Trading investments	$16.4	$16.4	1
Interest rate swaps	$(13.1)	$(1.4)	2
Senior notes, net of unamortized discount and debt issuance costs	$(584.2)	$(595.6)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of interest rate swaps and corresponding senior notes have been measured using the income approach (Level 2), which include relevant interest rate curve inputs. Trading investments are classified in other assets in our Consolidated Balance Sheets. Depending on their period end fair value, interest rate swaps are classified in other assets, other long-term liabilities, or other accrued expenses in our Consolidated Balance Sheets. The senior notes are classified in long-term debt and current portion of long-term debt in our Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at March 31, 2018, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $415.8 million and $421.0 million, respectively.

The carrying amounts of all other instruments at March 31, 2018, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 26.0% for the three months ended March 31, 2018, compared to 28.0% for the three months ended March 31, 2017. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

The Tax Cuts and Jobs Act (the Act) was enacted in December 2017.  Beginning in 2018, the Act reduced the U.S. federal corporate tax rate from 35% to 21%.  We are applying the guidance in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 118 when accounting for the enactment-date effects of the Act.  At March 31, 2018, we have not yet completed our accounting for all of the tax effects of the Act.  However, we have made a reasonable estimate of the effects on our existing deferred tax assets and liabilities.  We will continue to make and refine our calculations as additional analysis is completed.  Our estimates may also be affected as we gain a more thorough understanding of the tax law.  Our effective income tax rate for the first quarter 2017 included the effect of a one-time after-tax benefit of $13.6 million for the claiming of federal research and development tax credits and domestic production tax deductions for the 2012 through 2016 tax years.

At March 31, 2018, we had a total of $46.1 million in gross unrecognized tax benefits, which are a component of other long-term liabilities in our Condensed Consolidated Balance Sheets. Of this amount, $36.4 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $4.1 million at March 31, 2018.

9.	Legal Proceedings

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  During the first half of 2014, the District Court in the lead class-action granted judgment in our favor with regard to all claims.  The plaintiffs appealed the case to the United States Court of Appeals for the Ninth Circuit.  In July 2017, the Ninth Circuit issued a Memorandum decision vacating the judgment in our favor and remanding the case to the District Court for further proceedings. The Ninth Circuit denied our Petition for Rehearing En Banc in November 2017, and the case has been reassigned to the United States District Court for the Central District of California for further proceedings according to the schedule entered by the Court. In February 2018, we filed a Petition for a Writ of Certiorari in the Supreme Court of the United States seeking review of the Ninth Circuit’s decision. The overlapping claims in the other lawsuits remain stayed pending final resolution of the appellate process or a final decision in the lead class-action case.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits, however, in 2017, we recorded a $10 million reserve representing an amount we deem acceptable for the settlement of these claims.

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

We reported four distinct business segments during the three months ended March 31, 2018 and 2017. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2017. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2018	December 31, 2017
JBI	$2,094	$2,108
DCS	1,254	1,182
ICS	197	204
JBT	275	283
Other (includes corporate)	602	688
Total	$4,422	$4,465

	Operating Revenues For The Three Months Ended March 31,
	2018	2017
JBI	$1,070	$937
DCS	494	392
ICS	296	209
JBT	93	94
Subtotal	1,953	1,632
Inter-segment eliminations	(5)	(3)
Total	$1,948	$1,629

	Operating Income For The Three Months Ended March 31,
	2018	2017
JBI	$114.2	$95.3
DCS	40.6	44.8
ICS	8.9	4.4
JBT	5.1	4.9
Total	$168.8	$149.4

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2018	2017
JBI	$42.7	$40.5
DCS	46.9	36.5
ICS	0.4	0.2
JBT	10.2	10.2
Other (includes corporate)	5.4	4.8
Total	$105.6	$92.2

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2017, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic and business conditions, competition and competitive rate fluctuations, cost and availability of diesel fuel, ability to attract and retain qualified drivers and delivery personnel, a loss of one or more major customers, interference with or termination of our relationships with certain railroads, rail service delays, insurance costs and availability, claims expense, retention of key employees, terrorist attacks or actions, acts of war, adverse weather conditions, disruption or failure of information systems, new or different environmental or other laws and regulations, operational disruption or adverse effects of business acquisitions, increased costs for new revenue equipment or decreases in the value of used equipment, and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2017, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our four business segments is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2017.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K).  The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes.  We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.  In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2017, contains a summary of our critical accounting policies.  There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income
	2018	2017	2018	2017
JBI	$1,070	$937	$114.2	$95.3
DCS	494	392	40.6	44.8
ICS	296	209	8.9	4.4
JBT	93	94	5.1	4.9
Subtotal	1,953	1,632	168.8	149.4
Inter-segment eliminations	(5)	(3)	-	-
Total	$1,948	$1,629	$168.8	$149.4

Total consolidated operating revenues increased to $1.95 billion for the first quarter 2018, a 20% increase from $1.63 billion in the first quarter 2017, and a 17% increase excluding fuel surcharge revenues. This increase in operating revenues was primarily due to a 6% increase in load volumes and an 8% increase in revenue per load in JBI, a 26% increase in revenues in DCS related to new customer contracts and rate increases from more mature customer contracts, and a 6% increase in load volume and a 34% increase in revenue per load in ICS over the same period in 2017. JBT revenue decreased 1% primarily from fewer seated trucks compared to a year ago.

JBI segment revenue increased 14% to $1.07 billion during the first quarter 2018, compared with $937 million in 2017. Load volumes during the first quarter 2018 grew 6% over the same period 2017. Transcontinental loads grew 2% during the first quarter 2018, while the Eastern network load volume was down 12% compared to the first quarter 2017. The 14% increase in revenue was primarily due to the 6% volume growth, combined with an 8% increase in revenue per load, which is determined by the combination of customer rates, fuel surcharges and freight mix. Revenue per load excluding fuel surcharge revenue increased 4% year over year. JBI segment operating income increased 20%, to $114.2 million in the first quarter 2018, from $95.3 million in 2017. Benefits from volume growth, customer rate increases, and freight mix were partially offset by an increase in rail purchased transportation costs; reduced network utilization and lower dray efficiency created from rail congestion, customer equipment pool utilization and a tight third party dray market; higher equipment ownership costs; increased driver wages and recruiting costs; increased costs for onboarding and integration of container tracking technologies and insurance and claims costs compared to the first quarter 2017. The current period ended with approximately 89,500 units of trailing capacity and 5,450 power units assigned to the dray fleet.

DCS segment revenue increased 26% to $494 million in the first quarter 2018 from $392 million in 2017. Productivity, defined as revenue per truck per week, increased 5% when compared to 2017. Productivity excluding fuel surcharges increased 2%, primarily due to customer rate increases partially offset by a more impactful winter weather season during the first quarter of 2018 compared to 2017. In addition, the growth in DCS revenue includes an increase of $35 million in Final Mile Services (FMS) revenue, approximately $25 million of which was derived from the 2017 acquisition of Special Logistics Dedicated, resulting in a 75% increase in total FMS revenue when compared to first quarter 2017. A net additional 1,329 revenue producing trucks were in the fleet by the end of the first quarter 2018 compared to a year ago, primarily from private fleet conversions and growth in FMS in the current and prior periods. DCS segment operating income decreased 9% to $40.6 million in the first quarter 2018, from $44.8 million in 2017. Increased revenue was more than offset by winter weather inefficiencies, higher insurance and claims costs, increased driver wages and recruiting costs, higher non-driver salaries wages and benefits, higher facilities rent and costs from the expanded FMS network, increased maintenance costs on equipment scheduled to be traded in 2018 and approximately $1.9 million in additional non-cash amortization expense compared to the first quarter 2017.

ICS segment revenue increased 41% to $296 million in the first quarter 2018, from $209 million in 2017. Overall volumes increased 6% while revenue per load increased 34% primarily due to a more vibrant spot pricing market when compared to first quarter 2017. Spot volumes increased 43% and contractual business load counts decreased 7% compared to the same period in 2017. Contractual business represented approximately 67% of total load volume and 44% of total revenue in the first quarter 2018, compared to 76% and 63%, respectively, in 2017. ICS segment operating income increased 99% to $8.9 million in the first quarter 2018, from $4.4 million in 2017, primarily from a higher revenue per load, a higher gross profit margin, and an increased number of branches more than two years old, partially offset by continued personnel growth costs and increased technology spending as marketplace for JBHunt360 continues its rollout. Approximately $96 million of first quarter 2018 ICS revenue was executed through the marketplace for JBHunt360. Gross profit margin increased to 14.4% in the first quarter 2018, compared to 14.3% in 2017, primarily due to increased spot market activity. Total branch count grew to 44 locations compared to 42 at the end of the comparable quarter last year. ICS’s carrier base increased 15% and employee count increased 14% compared to first the quarter 2017.

JBT segment revenue totaled $93 million for the first quarter 2018, a decrease of 1% from $94 million in first quarter 2017. Revenue excluding fuel surcharge decreased 3% primarily from a 15% decrease in load count, partially offset by an increase in revenue per load. Revenue per load excluding fuel surcharge increased 14%, primarily from a 10% increase in rates per loaded mile and a 3% increase in length of haul when compared to first quarter 2017. At the end of the first quarter 2018, JBT operated 1,926 tractors compared to 2,144 in 2017. JBT segment operating income increased 4% to $5.1 million in 2018, compared with $4.9 million during first quarter 2017. Benefits from the higher revenue per load were partially offset by a 10% decrease in tractor count, an average of 162 unseated trucks during first quarter 2018, higher driver and independent contractor costs per mile and higher recruiting costs per driver and independent contractor compared to first quarter 2017.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2018	2017	2018 vs. 2017
Total operating revenues	100.0%	100.0%	19.6%
Operating expenses:
Rents and purchased transportation	49.5	49.5	19.6
Salaries, wages and employee benefits	23.1	23.3	18.4
Fuel and fuel taxes	5.5	5.0	33.8
Depreciation and amortization	5.4	5.7	14.5
Operating supplies and expenses	3.6	3.6	21.8
General and administrative expenses, net of asset dispositions	1.7	1.3	37.7
Insurance and claims	1.5	1.4	23.9
Operating taxes and licenses	0.6	0.7	8.5
Communication and utilities	0.4	0.3	55.1
Total operating expenses	91.3	90.8	20.3
Operating income	8.7	9.2	13.0
Net interest expense	0.5	0.4	34.3
Earnings before income taxes	8.2	8.8	12.0
Income taxes	2.1	2.5	4.1
Net earnings	6.1%	6.3%	15.0%

Total operating expenses increased 20.3%, while operating revenues increased 19.6%, during the first quarter 2018, from the comparable period 2017. Operating income increased to $168.8 million during the first quarter 2018, from $149.4 million in 2017.

Rents and purchased transportation costs increased 19.6% in 2018. This increase was primarily the result of increased load volumes, which increased services provided by third-party rail and truck carriers within JBI and ICS segments and increased truck and rail purchased transportation rates.

Salaries, wages and employee benefit costs increased 18.4% in 2018 compared with 2017. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Fuel costs increased 33.8% in 2018, compared with 2017, due to increases in the price of fuel and increased road miles. Depreciation and amortization expense increased 14.5% in 2018, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand and equipment purchased related to new DCS long-term customer contracts.

Operating supplies and expenses increased 21.8% in 2018, compared with 2017, primarily due to higher equipment maintenance costs, increased tire expense, higher travel costs, increased toll costs, and higher building maintenance expenses. General and administrative expenses increased 37.7% for the current quarter from the comparable period in 2017, primarily due to increased net losses from asset sales and disposals, increased building and computer rentals, and higher professional fees, partially offset by a reduction in charitable contributions. Net loss from sale or disposal of assets was $2.8 million in 2018, compared to a net loss of $1.7 million in 2017, primarily due to higher volume. Insurance and claims expense increased 23.9% in 2018, compared with 2017, due to higher incident volume.

Net interest expense increased 34.3% in 2018, due primarily to higher effective interest rates on our debt.

Income tax expense increased 4.1% in first quarter 2018, compared with 2017, primarily due to increased taxable earnings, partially offset by a lower effective income tax rate in first quarter 2018 due to the impact of the Tax Cuts and Jobs Act of 2017. Our effective income tax rate was 26.0% for the first quarter 2018, compared to 28.0% in 2017. First quarter 2017 included a one-time after-tax benefit of $13.6 million for the claiming of federal research and development tax credits and domestic production tax deductions for the 2012 through 2016 tax years. Our annual tax rate for 2018 is expected to be 26.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $262 million during the first three months of 2018, compared with $286 million for the same period 2017. Operating cash flows decreased due to the timing of general working capital activities, partially offset by increased earnings. Net cash used in investing activities totaled $179 million in 2018, compared with $94 million in 2017. The increase resulted from an increase in equipment purchases in 2018 partially offset by an increase in proceeds from the sale of equipment during the same period. Net cash used in financing activities was $90 million in 2018, compared with $185 million in 2017. This change resulted primarily from a decrease in treasury stock purchased in 2018.

Debt and Liquidity Data

	March 31, 2018	December 31, 2017	March 31, 2017
Working capital ratio	1.13	1.45	1.43
Current portion of long-term debt (millions)	$247.6	-	-
Total debt (millions)	$1,000.0	$1,085.6	$950.6
Total debt to equity	0.51	0.59	0.69
Total debt as a percentage of total capital	34%	37%	41%

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment. We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions. We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment. For all debt facilities maturing in 2019, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing senior revolving line of credit or other sources of long-term financing.

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of March 31, 2018 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$107.8	$29.4	$46.9	$24.3	$7.2
Debt obligations	1,017.9	250.0	167.9	350.0	250.0
Interest payments on debt (1)	126.5	33.0	48.8	35.1	9.6
Commitments to acquire revenue equipment and facilities	743.4	362.8	380.6	-	-
Total	$1,995.6	$675.2	$644.2	$409.4	$266.8

(1)	Interest payments on debt are based on the debt balance and applicable rate at March 31, 2018.

Our net capital expenditures were approximately $179 million during the first three months of 2018, compared with $91 million for the same period 2017.  Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments.  Capital expenditures in 2018 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment.  We are currently committed to spend approximately $743 million during 2018 and 2019.  We expect to spend in the range of $440 million to $460 million for net capital expenditures during the remainder of 2018.  The table above excludes $50.2 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets.  However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of March 31, 2018, were operating leases related to facility lease obligations.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2017, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

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

●	Difficulty in attracting and retaining drivers, delivery personnel and third-party carriers could affect our profitability and ability to grow.

●	We may be subject to litigation claims that could result in significant expenditures.

●	We rely significantly on our information technology systems, a disruption, failure or security breach of which could have a material adverse effect on our business.

●	We operate in a competitive and highly fragmented industry. Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

●	Extreme or unusual weather conditions can disrupt our operations, impact freight volumes and increase our costs, all of which could have a material adverse effect on our business results.

●	Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

●	Acquisitions or business combinations may disrupt or have a material adverse effect on our operations or earnings.

ITEM 3. Quantitative And Qualitative Disclosures AbouT Market Risk

Our outstanding debt at March 31, 2018 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% and $350 million of 3.30% fixed rate senior notes due March 2019 and August 2022, respectfully, to variable rates, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rates under these agreements are based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $7.7 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2018. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of March 31, 2018, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There were no changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.     LEGAL PROCEEDINGS

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  During the first half of 2014, the District Court in the lead class-action granted judgment in our favor with regard to all claims.  The plaintiffs appealed the case to the United States Court of Appeals for the Ninth Circuit.  In July 2017, the Ninth Circuit issued a Memorandum decision vacating the judgment in our favor and remanding the case to the District Court for further proceedings. The Ninth Circuit denied our Petition for Rehearing En Banc in November 2017, and the case has been reassigned to the United States District Court for the Central District of California for further proceedings according to the schedule entered by the Court. In February 2018, we filed a Petition for a Writ of Certiorari in the Supreme Court of the United States seeking review of the Ninth Circuit’s decision. The overlapping claims in the other lawsuits remain stayed pending final resolution of the appellate process or a final decision in the lead class-action case.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits, however, in 2017, we recorded a $10 million reserve representing an amount we deem acceptable for the settlement of these claims.

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

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 27th day of April, 2018.

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