Form 10-Q/A
period 2018-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2018-05-04
CIK 728535

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the J. B. Hunt Transport Services, Inc., Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission on April 27, 2018 (the “Original Filing”), is being filed solely to correct a typographical error in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The Original Filing disclosed Eastern network load volume decreased 12%, when it should have stated load volume increased 12%.  Specifically, page 13 of the Original Filing included the sentence: “Transcontinental loads grew 2% during the first quarter 2018, while the Eastern network load volume was down 12% compared to the first quarter 2017.”  The sentence has been amended to state the following: “Transcontinental loads grew 2% during the first quarter 2018, while the Eastern network load volume grew 12% compared to the first quarter 2017.”

Except as described above, no other changes have been made to the Original Filing.  We have restated the entire filing for convenience to the reader.  This Form 10-Q/A does not does reflect subsequent events that may have occurred since the date of the Original Filing or amend, update or change the financial statements or any other items or disclosures in the Original Filing.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have included new certifications from our Chief Executive Officer and Chief Financial Officer dated the date of this Form 10-Q/A.

i

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

JBI segment revenue increased 14% to $1.07 billion during the first quarter 2018, compared with $937 million in 2017. Load volumes during the first quarter 2018 grew 6% over the same period 2017. Transcontinental loads grew 2% during the first quarter 2018, while the Eastern network load volume grew 12% compared to the first quarter 2017. The 14% increase in revenue was primarily due to the 6% volume growth, combined with an 8% increase in revenue per load, which is determined by the combination of customer rates, fuel surcharges and freight mix. Revenue per load excluding fuel surcharge revenue increased 4% year over year. JBI segment operating income increased 20%, to $114.2 million in the first quarter 2018, from $95.3 million in 2017. Benefits from volume growth, customer rate increases, and freight mix were partially offset by an increase in rail purchased transportation costs; reduced network utilization and lower dray efficiency created from rail congestion, customer equipment pool utilization and a tight third party dray market; higher equipment ownership costs; increased driver wages and recruiting costs; increased costs for onboarding and integration of container tracking technologies and insurance and claims costs compared to the first quarter 2017. The current period ended with approximately 89,500 units of trailing capacity and 5,450 power units assigned to the dray fleet.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 4th day of May, 2018.

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