Form 10-Q
period 2018-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2018-07-27
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

            Yes                 No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2018 was 109,344,030.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2018

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating revenues, excluding fuel surcharge revenues	$1,874,388	$1,551,051	$3,587,321	$3,012,820
Fuel surcharge revenues	264,639	175,864	499,951	343,253
Total operating revenues	2,139,027	1,726,915	4,087,272	3,356,073

Operating expenses:
Rents and purchased transportation	1,073,164	871,122	2,038,057	1,677,562
Salaries, wages and employee benefits	465,326	389,873	915,592	770,184
Fuel and fuel taxes	115,541	79,072	223,422	159,719
Depreciation and amortization	107,423	93,050	213,006	185,238
Operating supplies and expenses	76,446	64,486	147,126	122,507
General and administrative expenses, net of asset dispositions	37,306	21,728	69,630	45,209
Insurance and claims	28,371	27,461	56,870	50,466
Operating taxes and licenses	12,234	10,905	23,822	21,585
Communication and utilities	8,404	5,603	16,153	10,599
Total operating expenses	1,924,215	1,563,300	3,703,678	3,043,069
Operating income	214,812	163,615	383,594	313,004
Net interest expense	9,855	7,393	19,008	14,211
Earnings before income taxes	204,957	156,222	364,586	298,793
Income taxes	53,305	58,353	94,792	98,222
Net earnings	$151,652	$97,869	$269,794	$200,571

Weighted average basic shares outstanding	109,449	109,630	109,601	110,250

Basic earnings per share	$1.39	$0.89	$2.46	$1.82

Weighted average diluted shares outstanding	110,682	110,822	110,771	111,420

Diluted earnings per share	$1.37	$0.88	$2.44	$1.80

Dividends declared per common share	$0.24	$0.23	$0.48	$0.46

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,191	$14,612
Trade accounts receivable, net	1,019,622	920,767
Prepaid expenses and other	272,608	403,349
Total current assets	1,307,421	1,338,728
Property and equipment, at cost	4,924,684	4,670,464
Less accumulated depreciation	1,782,297	1,687,133
Net property and equipment	3,142,387	2,983,331
Other assets, net	139,435	143,290
Total assets	$4,589,243	$4,465,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$249,436	$-
Trade accounts payable	551,715	598,594
Claims accruals	259,078	251,980
Accrued payroll	63,792	42,382
Other accrued expenses	34,516	28,888
Total current liabilities	1,158,537	921,844

Long-term debt	755,575	1,085,649
Other long-term liabilities	88,903	76,661
Deferred income taxes	552,866	541,870
Stockholders' equity	2,033,362	1,839,325
Total liabilities and stockholders' equity	$4,589,243	$4,465,349

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities:
Net earnings	$269,794	$200,571
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	213,006	185,238
Share-based compensation	26,001	23,110
Loss on sale of revenue equipment and other	6,459	3,393
Deferred income taxes	10,996	(37,357)
Changes in operating assets and liabilities:
Trade accounts receivable	(98,855)	(3,754)
Other assets	(26,693)	47,274
Trade accounts payable	33,716	13,269
Income taxes payable or receivable	54,392	11,370
Claims accruals	12,150	4,329
Accrued payroll and other accrued expenses	28,067	(3,996)
Net cash provided by operating activities	529,033	443,447

Cash flows from investing activities:
Additions to property and equipment	(411,744)	(176,660)
Net proceeds from sale of equipment	57,613	11,568
Changes in other assets	(1,293)	(3,464)
Net cash used in investing activities	(355,424)	(168,556)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	1,421,328	1,247,227
Payments on revolving lines of credit and other	(1,492,600)	(1,291,200)
Purchase of treasury stock	(50,027)	(179,813)
Stock repurchased for payroll taxes and other	852	669
Dividends paid	(52,583)	(50,877)
Net cash used in financing activities	(173,030)	(273,994)
Net change in cash and cash equivalents	579	897
Cash and cash equivalents at beginning of period	14,612	6,377
Cash and cash equivalents at end of period	$15,191	$7,274

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,027	$14,477
Income taxes	$27,762	$122,718

Noncash investing activities
Accruals for equipment received	$56,645	$35,252

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

We record revenues on the gross basis at amounts charged to our customers because we control and are primarily responsible for the fulfillment of promised services. Accordingly, we serve as a principal in the transaction. We invoice our customers, and we maintain discretion over pricing. Additionally, we are responsible for selection of third-party transportation providers to the extent used to satisfy customer freight requirements.

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

Integrated Capacity Solutions (ICS) - ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and less-than-truckload (LTL), as well as a variety of dry-van and intermodal solutions. ICS performs these services through customer contractual rate quotes as well as spot quotes that are one-time rate quotes issued for a single transaction or group of transactions.

Truckload (JBT) - JBT business includes full-load, dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment. This freight is typically transported over roads and highways and does not move by rail. JBT utilizes both contractual rate quotes and spot rate quotes with customers.

We recognize revenue from customer contracts based on relative transit time in each reporting period and as other performance obligations are provided, with related expenses recognized as incurred. Accordingly, a portion of the total revenue that will be billed to the customer is recognized in each reporting period based on the percentage of the freight pickup and delivery performance obligation that has been completed at the end of the reporting period.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.2 million shares during the second quarter 2018 and 2017. During the six months ended June 30, 2018 and 2017, the dilutive effect of restricted and performance share units and stock options was also 1.2 million shares for both periods.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted share units:
Pretax compensation expense	$9,844	$8,873	$18,435	$17,010
Tax benefit	2,559	3,314	4,793	5,596
Restricted share unit expense, net of tax	$7,285	$5,559	$13,642	$11,414

Performance share units:
Pretax compensation expense	$4,121	$3,067	$7,566	$6,100
Tax benefit	1,071	1,146	1,967	2,007
Performance share unit expense, net of tax	$3,050	$1,921	$5,599	$4,093

As of June 30, 2018, we had $68.5 million and $20.7 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.6 years for restricted share units and 2.5 years for performance share units. During the six months ended June 30, 2018, we issued 4,141 shares for vested restricted share units. Of this total, 709 shares for vested restricted share units were issued during the second quarter 2018.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	June 30, 2018	December 31, 2017
Senior revolving line of credit	$169.6	$241.4
Senior notes	835.4	844.2
Less current portion of long-term debt	(249.4)	-
Total long-term debt	$755.6	$1,085.6

Senior Revolving Line of Credit

At June 30, 2018, we were authorized to borrow up to $500 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2020. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At June 30, 2018, we had $170.2 million outstanding at an average interest rate of 3.61% under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2018. For our senior notes maturing in 2019, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing senior revolving line of credit or other sources of long-term financing.

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements is based on LIBOR plus an established margin, resulting in an interest rate of 3.19% for our $250 million of 2.40% senior notes and 3.70% for our $350 million of 3.30% senior notes at June 30, 2018. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other accrued expenses and other long-term liabilities in our Condensed Consolidated Balance Sheet at June 30, 2018. See Note 7, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges, and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On October 22, 2015, our Board of Directors authorized the purchase of $500 million of our common stock. On April 20, 2017, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At June 30, 2018, $471 million of this authorization was remaining. We purchased approximately 420,000 shares, or $50 million, of our common stock under our repurchase authorizations during the six months ended June 30, 2018. On April 19, 2018, our Board of Directors declared a regular quarterly dividend of $0.24 per common share, which was paid on May 18, 2018, to stockholders of record on May 4, 2018. On July 19, 2018, our Board of Directors declared a regular quarterly dividend of $0.24 per common share, which will be paid on August 17, 2018, to stockholders of record on August 3, 2018.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at June 30, 2018 (in millions):

	Asset/(Liability) Balance
	June 30, 2018	December 31, 2017	Input Level
Trading investments	$16.7	$16.4	1
Interest rate swaps	$(10.8)	$(1.4)	2
Senior notes, net of unamortized discount and debt issuance costs	$(586.7)	$(595.6)	2

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

Financial Instruments

The carrying amount and estimated fair value at June 30, 2018, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $418.3 million and $423.5 million, respectively.

The carrying amounts of all other instruments at June 30, 2018, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 26.0% for the three months ended June 30, 2018, compared to 37.4% for the three months ended June 30, 2017. Our effective income tax rate was 26.0% for the first six months of 2018, compared to 32.9% in 2017. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

The Tax Cuts and Jobs Act (the Act) was enacted in December 2017. Beginning in 2018, the Act reduced the U.S. federal corporate tax rate from 35% to 21%. We are applying the guidance in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 118 when accounting for the enactment-date effects of the Act. At June 30, 2018, we have not yet completed our accounting for all of the tax effects of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax assets and liabilities. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law. Our effective income tax rate for the first six months of 2017 included the effect of a one-time after-tax benefit of $13.6 million for the claiming of federal research and development tax credits and domestic production tax deductions for the 2012 through 2016 tax years.

At June 30, 2018, we had a total of $46.9 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $37.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $4.7 million at June 30, 2018.

9.	Legal Proceedings

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  During the first half of 2014, the District Court in the lead class-action granted judgment in our favor with regard to all claims.  The plaintiffs appealed the case to the United States Court of Appeals for the Ninth Circuit.  In July 2017, the Ninth Circuit issued a Memorandum decision vacating the judgment in our favor and remanding the case to the District Court for further proceedings. The Ninth Circuit denied our Petition for Rehearing En Banc in November 2017. We filed a Petition for a Writ of Certiorari in the Supreme Court of the United States seeking review of the Ninth Circuit’s decision, but the Supreme Court denied the Petition in June 2018. The case is pending before the United States District Court for the Central District of California. Plaintiffs filed a motion for partial summary judgment on their claims on June 11, 2018. On July 23, 2018 the Court entered an Order granting in part and denying in part Plaintiffs’ motion for partial summary judgment. The Court granted partial summary judgment on the issue of whether our activity-based compensation system violates California law concluding that it does to the extent our system fails to separately compensate drivers for rest breaks and other nonproductive time. However, the Court declined to enter summary judgment as to our liability on any of Plaintiffs’ claims. We also filed motions for partial summary judgment and to decertify the class on July 2, 2018. The Court has not yet entered an Order deciding our motions. The case is currently scheduled to begin trial in the third quarter of 2018. The overlapping claims in the other lawsuits remain stayed pending final resolution of the appellate process or a final decision in the lead class-action case.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits, however, in 2017, we recorded a $10 million reserve representing an amount we deem acceptable for the settlement of these claims.

In January 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF).  BNSF has requested the same, and the arbitration process has progressed and remains pending. BNSF provides a significant amount of rail transportation services to our JBI business segment.  At this time, we are unable to reasonably predict the outcome of the arbitration, and, as such, no gain or loss contingency can be determined or recorded. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, has continued and is expected to continue on a timely basis.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.	Business Segments

We reported four distinct business segments during the three and six months ended June 30, 2018 and 2017. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2017. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	June 30, 2018	December 31, 2017
JBI	$2,163	$2,108
DCS	1,370	1,182
ICS	228	204
JBT	278	283
Other (includes corporate)	550	688
Total	$4,589	$4,465

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
JBI	$1,165	$1,001	$2,235	$1,939
DCS	530	412	1,024	804
ICS	347	222	643	432
JBT	101	95	194	188
Subtotal	2,143	1,730	4,096	3,363
Inter-segment eliminations	(4)	(3)	(9)	(7)
Total	$2,139	$1,727	$4,087	$3,356

	Operating Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
JBI	$134.0	$109.7	$248.2	$205.0
DCS	58.5	48.6	99.0	93.3
ICS	14.9	(0.2)	23.8	4.2
JBT	7.5	5.5	12.6	10.5
Other (includes corporate)	(0.1)	-	-	-
Total	$214.8	$163.6	$383.6	$313.0

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
JBI	$42.4	$40.4	$85.0	$80.8
DCS	49.2	37.2	96.1	73.6
ICS	0.3	0.3	0.8	0.6
JBT	10.0	10.3	20.2	20.5
Other (includes corporate)	5.5	4.9	10.9	9.7
Total	$107.4	$93.1	$213.0	$185.2

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

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, LTL, and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our four business segments is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2017.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2018	2017	2018	2017
JBI	$1,165	$1,001	$134.0	$109.7
DCS	530	412	58.5	48.6
ICS	347	222	14.9	(0.2)
JBT	101	95	7.5	5.5
Other (includes corporate)	-	-	(0.1)	-
Subtotal	2,143	1,730	214.8	163.6
Inter-segment eliminations	(4)	(3)	-	-
Total	$2,139	$1,727	$214.8	$163.6

Total consolidated operating revenues were $2.14 billion for second quarter 2018, compared with $1.73 billion for the second quarter 2017. This increase was primarily due to an increase in revenue per load of 12% and load growth of 4% in JBI, a 17% increase in revenue producing trucks and a 10% increase in truck productivity in DCS, a 38% increase in volume and a 13% increase in revenue per load in ICS, and a 14% increase in rates per loaded mile in JBT. Current quarter total operating revenue, excluding fuel surcharge revenue, increased 21% over the comparable quarter in 2017.

JBI segment revenue increased 16%, to $1.16 billion during the second quarter 2018, compared with $1 billion in 2017. This increase in segment revenue was primarily a result of a 4% increase in load volume and a 12% increase in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharges, increased 8% from the second quarter 2017. Transcontinental load volume decreased 2% while Eastern network volumes increased 13% over the second quarter 2017. Operating income of the JBI segment increased 22% to $134 million in the second quarter 2018, from $109.7 million in 2017. Benefits from volume growth and customer rate increases were partially offset by increased rail purchased transportation costs, higher driver wage and retention costs, higher driver recruiting expenses, higher outsourced dray costs, higher equipment ownership costs, and costs incurred to install and integrate container tracking solutions. The current period ended with approximately 90,600 units of trailing capacity and 5,540 power units available to the dray fleet.

DCS segment revenue increased 29%, to $530 million in the second quarter 2018, from $412 million in 2017. Productivity, defined as revenue per truck per week, increased by approximately 10% versus 2017, while productivity excluding fuel surcharges increased by approximately 7% from a year ago. The increase in productivity was primarily a result of better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity. In addition, the growth in DCS revenue includes an increase of $39 million in Final Mile Services (FMS) revenue, approximately $26 million of which was derived from the 2017 acquisition of Special Logistics Dedicated. A net additional 1,284 revenue producing trucks were in the fleet by the end of the current quarter compared to prior year, primarily from private fleet conversions and growth in FMS in the current and prior periods. Customer retention rates remain above 98%. Operating income of our DCS segment increased 20% to $58.5 million in 2018, from $48.6 million in 2017. The increase is primarily due to increased productivity and additional trucks under contract, partially offset by higher costs from the expanded FMS network, increased driver wages and recruiting costs, increased maintenance costs on equipment scheduled to be traded in the current year, higher insurance and claims costs, and approximately $1.9 million in additional non-cash amortization expense compared to the second quarter 2017.

ICS revenue increased 56% to $347 million in the second quarter of 2018, from $222 million in 2017. Overall volumes increased 38%. Spot volumes increased 63% and contractual volumes increased 28%. Contractual business represented approximately 68% of total load volume and 45% of total revenue in the current period compared to 73% and 58%, respectively, in second quarter 2017. Revenue per load increased 13% primarily due to increased contractual and spot rates compared to second quarter 2017. Approximately $137 million of second quarter 2018 ICS revenue was executed through the marketplace for JBHunt360. Gross profit margin improved to 14.8% in the current quarter versus 11.6% last year primarily due to improved contractual margins and increased spot market activity compared to second quarter 2017. ICS segment operating income increased to $14.9 million, from an operating loss of $0.2 million in 2017, primarily due to higher gross profit margins, increased operating leverage in branches more than two years old, and lower insurance and claims cost, partially offset by higher personnel costs and higher technology development costs. ICS’s carrier base increased 19% and employee count increased 19% compared to second quarter 2017.

JBT segment revenue increased 7% to $101 million in the second quarter of 2018, from $95 million in 2017. Revenue excluding fuel surcharges increased 4%, compared to a year ago, primarily from an increase in revenue per load, partially offset by a decrease in load count. Revenue per load excluding fuel surcharge increased 14%, primarily from an increase in rates per loaded mile when compared to second quarter 2017. Core customer rates increased 7% compared to the same period in 2017. At the end of the current quarter, JBT operated 1,976 tractors compared to 2,072 in 2017. JBT segment operating income increased 35% to $7.5 million in 2018, compared with $5.5 million in 2017. The increase in operating income was driven primarily by higher revenue per load and lower equipment ownership costs, partially offset by increased driver wage and retention costs, higher driver and independent contractor recruiting expenses, higher independent contractor cost per mile and an average of 180 unseated trucks during second quarter 2018, compared to second quarter 2017.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2018	2017	2018 vs. 2017
Total operating revenues	100.0%	100.0%	23.9%
Operating expenses:
Rents and purchased transportation	50.2	50.4	23.2
Salaries, wages and employee benefits	21.8	22.6	19.4
Fuel and fuel taxes	5.4	4.6	46.1
Depreciation and amortization	5.0	5.4	15.4
Operating supplies and expenses	3.6	3.7	18.5
General and administrative expenses, net of asset dispositions	1.7	1.3	71.7
Insurance and claims	1.3	1.6	3.3
Operating taxes and licenses	0.6	0.6	12.2
Communication and utilities	0.4	0.3	50.0
Total operating expenses	90.0	90.5	23.1
Operating income	10.0	9.5	31.3
Net interest expense	0.4	0.4	33.3
Earnings before income taxes	9.6	9.1	31.2
Income taxes	2.5	3.4	(8.7)
Net earnings	7.1%	5.7%	55.0%

Total operating expenses increased 23.1%, while operating revenues increased 23.9%, during the second quarter 2018, from the comparable period 2017. Operating income increased to $214.8 million during the second quarter 2018, from $163.6 million in 2017.

Rents and purchased transportation costs increased 23.2% in 2018. This increase was primarily the result of increased load volumes, which increased services provided by third-party rail and truck carriers within JBI and ICS segments and increased truck and rail purchased transportation rates.

Salaries, wages and employee benefits costs increased 19.4% during the second quarter 2018, compared with 2017. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Fuel costs increased 46.1% in 2018, compared with 2017, primarily due to increases in the price of fuel and increased road miles. Depreciation and amortization expense increased 15.4% in 2018, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand and equipment purchased related to new DCS long-term customer contracts.

Operating supplies and expenses increased 18.5%, driven primarily by higher equipment maintenance expenses, increased tire expense, higher travel costs, increased toll costs, and higher building maintenance expenses. General and administrative expenses increased 71.7% for the current quarter from the comparable period in 2017, primarily due to increased net losses from asset sales and disposals, increased building and computer rentals, and higher professional fees. Net loss from sale or disposal of assets was $3.6 million in 2018, compared to a net loss of $1.7 million in 2017. Insurance and claims expense increased 3.3% in 2018 compared with 2017, primarily due to higher incident volume, partially offset by a reduction in accident severity.

Net interest expense increased 33.3% in 2018 primarily due to higher effective interest rates on our debt. Income tax expense decreased 8.7% in second quarter 2018, compared with 2017, primarily due to a lower effective income tax rate in second quarter 2018 due to the impact of the Tax Cuts and Jobs Act of 2017, partially offset by increased taxable earnings. Our effective income tax rate was 26.0% for the second quarter 2018, compared to 37.4% in 2017. Our annual tax rate for 2018 is expected to be 26.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2018	2017	2018	2017
JBI	$2,235	$1,939	$248.2	$205.0
DCS	1,024	804	99.0	93.3
ICS	643	432	23.8	4.2
JBT	194	188	12.6	10.5
Subtotal	4,096	3,363	383.6	313.0
Inter-segment eliminations	(9)	(7)	-	-
Total	$4,087	$3,356	$383.6	$313.0

Total consolidated operating revenues increased to $4.09 billion for the first six months of 2018, a 22% increase from the $3.36 billion for the comparable period 2017. Fuel surcharge revenues were $500 million during the first six months in 2018, compared with $343 million in 2017. If fuel surcharges were excluded from both periods, the increase in revenue from 2017 to 2018 was 19%.

JBI segment revenue increased 15%, to $2.23 billion during the first six months of 2018, compared with $1.94 billion in 2017. This increase in revenue was primarily a result of a 5% increase in load volume and a 10% increase in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, increased 6% from the first six months of 2017. JBI operating income segment increased to $248.2 million in the first six months of 2018, from $205.0 million in 2017. Benefits from volume growth and customer rate increases were partially offset by increases in rail transportation costs, higher driver wage and retention costs, higher driver recruiting expenses, higher outsourced dray costs, increased costs for onboarding and integration of container tracking technologies, higher equipment ownership costs, and costs of reduced efficiency in the rail network.

DCS segment revenue increased 27%, to $1.02 billion during the first six months of 2018, from $804 million in 2017. Productivity, defined as revenue per truck per week, increased by approximately 8% from a year ago. Productivity excluding fuel surcharges for the first six months of 2018 increased 5% from a year ago. The increase in productivity was primarily a result of better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity, partially offset by a more impactful winter weather season during 2018 compared to 2017. In addition, the growth in DCS revenue includes an increase of $74 million in Final Mile Services (FMS) revenue, approximately $51 million of which was derived from the 2017 acquisition of Special Logistics Dedicated. Operating income of our DCS segment increased to $99 million in 2018, from $93.3 million in 2017. The increase is primarily due to increased productivity and additional trucks under contract, partially offset by higher costs from the expanded FMS network, increased driver wages and recruiting costs, higher non-driver salaries, wages and benefits, increased maintenance costs on equipment scheduled to be traded in the current year, higher insurance and claims costs, winter weather inefficiencies and approximately $3.8 million in additional non-cash amortization expense compared to the first six months of 2017.

ICS revenue increased 49% to $643 million during the first six months of 2018, from $432 million in 2017. Overall volumes increased 22%. Revenue per load increased 22% primarily due to increased contractual and spot rates. Gross profit margin improved to 14.6% in the current year versus 12.9% last year primarily due to improved contractual margins and increased spot market activity compared to the first six months of 2017. ICS segment operating income increased to $23.8 million, from $4.2 million in 2017, primarily due to higher gross profit margins and increased operating leverage in branches more than two years old, partially offset by higher personnel costs and higher technology development costs. Approximately $233 million of ICS revenue for the first six months of 2018 was executed through the marketplace for JBHunt360.

JBT segment revenue increased 3% to $194 million for the first six months of 2018, from $188 million in 2017. Revenue excluding fuel surcharges increased 1%, primarily from a 12% increase in rates per loaded mile and a 2% increase in length of haul, partially offset by a 12% decrease in load count. Our JBT segment operating income increased 20% to $12.6 million during the first six months 2018, from $10.5 million in 2017. The increase in operating income was driven primarily by higher revenue per load and lower equipment ownership costs, partially offset by decreased tractor count, increased driver wage and retention costs, higher driver and independent contractor recruiting expenses, and higher independent contractor costs compared to the first six months of 2017.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2018	2017	2018 vs. 2017
Total operating revenues	100.0%	100.0%	21.8%
Operating expenses:
Rents and purchased transportation	49.9	50.0	21.5
Salaries, wages and employee benefits	22.4	22.9	18.9
Fuel and fuel taxes	5.5	4.8	39.9
Depreciation and amortization	5.2	5.5	15.0
Operating supplies and expenses	3.6	3.7	20.1
General and administrative expenses, net of asset dispositions	1.6	1.4	54.0
Insurance and claims	1.4	1.5	12.7
Operating taxes and licenses	0.6	0.6	10.4
Communication and utilities	0.4	0.3	52.4
Total operating expenses	90.6	90.7	21.7
Operating income	9.4	9.3	22.6
Net interest expense	0.5	0.4	33.8
Earnings before income taxes	8.9	8.9	22.0
Income taxes	2.3	2.9	(3.5)
Net earnings	6.6%	6.0%	34.5%

Total operating expenses increased 21.7%, while operating revenues increased 21.8%, during the first six months 2018, from the comparable period of 2017. Operating income increased to $383.6 million during the first six months 2018, from $313.0 million in 2017.

Rents and purchased transportation costs increased 21.5% in 2018. This increase was primarily the result of increased rail and truck purchased transportation rates and the increase in load volume which increased services provided by third-party rail and truck carriers within JBI and ICS segments.

Salaries, wages and employee benefits costs increased 18.9% in 2018 from 2017. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Fuel costs increased 39.9% in 2018, compared with 2017, due to increases in the price of fuel and increased road miles. Depreciation and amortization expense increased 15.0% in 2018 primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand and equipment purchased related to new DCS long-term customer contracts.

Operating supplies and expenses increased 20.1% driven primarily by higher equipment maintenance expenses, increased tire expense, higher travel costs, increased toll costs, and higher building maintenance expenses. General and administrative expenses increased 54.0% from the comparable period in 2017, primarily due to increased net losses from asset sales and disposals, increased building and computer rentals, and higher professional fees. Net loss from sale or disposal of assets was $6.5 million in 2018, compared to a net loss of $3.4 million in 2017. Insurance and claims expense increased 12.7% in 2018 compared with 2017, primarily due to higher incident volume, partially offset by a reduction in accident severity.

Net interest expense increased 33.8% in 2018, due primarily to higher effective interest rates on our debt. Income tax expense decreased 3.5% during the first six months of 2018, compared with 2017, primarily due to a lower effective income tax rate in the first six months of 2018 due to the impact of the Tax Cuts and Jobs Act of 2017, partially offset by increased taxable earnings in 2018 and a one-time after-tax benefit of $13.6 million for the claiming of federal research and development tax credits and domestic production tax deductions for the 2012 through 2016 tax years, recorded in the first six months of 2017. Our effective income tax rate was 26.0% for the first six months of 2018, compared to 32.9% in 2017. Our annual tax rate for 2018 is expected to be 26.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $529.0 million during the first six months of 2018, compared with $443.4 million for the same period 2017. Operating cash flows increased due to increased earnings and the timing of general working capital activities. Net cash used in investing activities totaled $355.4 million in 2018, compared with $168.6 million in 2017. The increase resulted from an increase in equipment purchases in 2018, partially offset by an increase in proceeds from the sale of equipment during the same period. Net cash used in financing activities was $173.0 million in 2018, compared with $274.0 million in 2017. This decrease resulted primarily from a decrease in treasury stock purchased in 2018.

Debt and Liquidity Data

	June 30, 2018	December 31, 2017	June 30, 2017
Working capital ratio	1.13	1.45	1.49
Current portion of long-term debt (millions)	$249.4	-	-
Total debt (millions)	$755.6	$1,085.6	$943.2
Total debt to equity	0.49	0.59	0.67
Total debt as a percentage of total capital	33%	37%	40%

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment. We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions. We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment. For our senior notes maturing in 2019, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing senior revolving line of credit or other sources of long-term financing.

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of June 30, 2018 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$92.0	$31.9	$41.0	$16.4	$2.7
Debt obligations	1,020.2	250.0	170.2	350.0	250.0
Interest payments on debt (1)	129.1	34.7	52.8	34.4	7.2
Commitments to acquire revenue equipment and facilities	853.9	336.1	517.8	-	-
Total	$2,095.2	$652.7	$781.8	$400.8	$259.9

(1)	Interest payments on debt are based on the debt balance and applicable rate at June 30, 2018.

Our net capital expenditures were approximately $354 million during the first six months of 2018, compared with $165 million for the same period 2017. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2018 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $854 million during the remainder of 2018 and 2019. We expect to spend in the range of $750 million to $775 million for net capital expenditures during calendar year 2018. The table above excludes $51.6 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of June 30, 2018 were operating leases related to facility lease obligations.

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

ITEM 3. Quantitative And Qualitative Disclosures AbouT Market Risk

Our outstanding debt at June 30, 2018 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% and $350 million of 3.30% fixed rate senior notes due March 2019 and August 2022, respectfully, to variable rates, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rates under these agreements are based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $7.7 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or six months ended June 30, 2018. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2018, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

There were no changes in our internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.     LEGAL PROCEEDINGS

We are a defendant in certain class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  During the first half of 2014, the District Court in the lead class-action granted judgment in our favor with regard to all claims.  The plaintiffs appealed the case to the United States Court of Appeals for the Ninth Circuit.  In July 2017, the Ninth Circuit issued a Memorandum decision vacating the judgment in our favor and remanding the case to the District Court for further proceedings. The Ninth Circuit denied our Petition for Rehearing En Banc in November 2017. We filed a Petition for a Writ of Certiorari in the Supreme Court of the United States seeking review of the Ninth Circuit’s decision, but the Supreme Court denied the Petition in June 2018. The case is pending before the United States District Court for the Central District of California. Plaintiffs filed a motion for partial summary judgment on their claims on June 11, 2018. On July 23, 2018 the Court entered an Order granting in part and denying in part Plaintiffs’ motion for partial summary judgment. The Court granted partial summary judgment on the issue of whether our activity-based compensation system violates California law concluding that it does to the extent our system fails to separately compensate drivers for rest breaks and other nonproductive time. However, the Court declined to enter summary judgment as to our liability on any of Plaintiffs’ claims. We also filed motions for partial summary judgment and to decertify the class on July 2, 2018. The Court has not yet entered an Order deciding our motions. The case is currently scheduled to begin trial in the third quarter of 2018. The overlapping claims in the other lawsuits remain stayed pending final resolution of the appellate process or a final decision in the lead class-action case.  We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from these lawsuits, however, in 2017, we recorded a $10 million reserve representing an amount we deem acceptable for the settlement of these claims.

In January 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF).  BNSF has requested the same, and the arbitration process has progressed and remains pending. BNSF provides a significant amount of rail transportation services to our JBI business segment.  At this time, we are unable to reasonably predict the outcome of the arbitration, and, as such, no gain or loss contingency can be determined or recorded. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, has continued and is expected to continue on a timely basis.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2018:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
April 1 through April 30, 2018	420,145	$119.07	420,145	$471
May 1 through May 31, 2018	-	-	-	471
June 1 through June 30, 2018	-	-	-	471
Total	420,145	$119.07	420,145	$471

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 27th day of July, 2018.

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