Form 10-Q
period 2018-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2018-10-29
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

            Yes                No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2018 was 109,176,325.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2018

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating revenues, excluding fuel surcharge revenues	$1,936,653	$1,657,380	$5,523,974	$4,670,200
Fuel surcharge revenues	273,107	185,954	773,058	529,208
Total operating revenues	2,209,760	1,843,334	6,297,032	5,199,408

Operating expenses:
Rents and purchased transportation	1,125,386	947,145	3,163,443	2,624,707
Salaries, wages and employee benefits	495,350	408,340	1,410,942	1,178,524
Fuel and fuel taxes	117,976	87,006	341,398	246,725
Depreciation and amortization	108,801	95,959	321,807	281,198
Operating supplies and expenses	79,225	67,578	226,352	190,085
General and administrative expenses, net of asset dispositions	42,449	29,389	112,078	74,597
Insurance and claims	45,594	26,463	102,464	76,930
Operating taxes and licenses	13,203	10,744	37,025	32,329
Communication and utilities	7,088	5,738	23,241	16,337
Total operating expenses	2,035,072	1,678,362	5,738,750	4,721,432
Operating income	174,688	164,972	558,282	477,976
Net interest expense	9,961	8,310	28,969	22,521
Earnings before income taxes	164,727	156,662	529,313	455,455
Income taxes	33,617	56,277	128,409	154,499
Net earnings	$131,110	$100,385	$400,904	$300,956

Weighted average basic shares outstanding	109,254	109,703	109,484	110,066

Basic earnings per share	$1.20	$0.92	$3.66	$2.73

Weighted average diluted shares outstanding	110,235	110,628	110,591	111,154

Diluted earnings per share	$1.19	$0.91	$3.63	$2.71

Dividends declared per common share	$0.24	$0.23	$0.72	$0.69

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,587	$14,612
Trade accounts receivable, net	1,095,638	920,767
Prepaid expenses and other	239,257	403,349
Total current assets	1,342,482	1,338,728
Property and equipment, at cost	5,064,126	4,670,464
Less accumulated depreciation	1,822,619	1,687,133
Net property and equipment	3,241,507	2,983,331
Other assets, net	137,682	143,290
Total assets	$4,721,671	$4,465,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$248,680	$-
Trade accounts payable	569,453	598,594
Claims accruals	279,136	251,980
Accrued payroll	74,802	42,382
Other accrued expenses	40,589	28,888
Total current liabilities	1,212,660	921,844

Long-term debt	820,864	1,085,649
Other long-term liabilities	89,141	76,661
Deferred income taxes	518,428	541,870
Stockholders' equity	2,080,578	1,839,325
Total liabilities and stockholders' equity	$4,721,671	$4,465,349

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net earnings	$400,904	$300,956
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	321,807	281,198
Share-based compensation	37,184	30,953
Loss on sale of revenue equipment and other	8,441	5,716
Deferred income taxes	(23,442)	(43,801)
Changes in operating assets and liabilities:
Trade accounts receivable	(174,871)	(113,432)
Other assets	4,647	58,230
Trade accounts payable	77,257	100,020
Income taxes payable or receivable	72,926	8,350
Claims accruals	25,043	7,901
Accrued payroll and other accrued expenses	27,707	(7,542)
Net cash provided by operating activities	777,603	628,549

Cash flows from investing activities:
Additions to property and equipment	(676,097)	(328,218)
Net proceeds from sale of equipment	91,120	13,380
Business acquisition	-	(137,630)
Changes in other assets	(1,278)	(3,641)
Net cash used in investing activities	(586,255)	(456,109)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	2,407,462	2,108,891
Payments on revolving lines of credit and other	(2,409,000)	(2,006,001)
Purchase of treasury stock	(100,027)	(179,813)
Stock repurchased for payroll taxes and other	(18,023)	(18,067)
Dividends paid	(78,785)	(76,120)
Net cash used in financing activities	(198,373)	(171,110)
Net change in cash and cash equivalents	(7,025)	1,330
Cash and cash equivalents at beginning of period	14,612	6,377
Cash and cash equivalents at end of period	$7,587	$7,707

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$31,479	$24,641
Income taxes	$81,334	$187,313

Noncash investing activities
Accruals for equipment received	$30,843	$22,984

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability for most leases on the balance sheet as well as other qualitative and quantitative disclosures. ASU 2016-02 is to be applied using a modified retrospective method and is effective for us on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases, which provides an optional transition method allowing entities to recognize a cumulative-effect adjustment to the opening balance of stockholders’ equity in the period of adoption, with no restatement of comparative prior periods required. We expect to adopt the standard using this optional transition method.

The FASB has provided certain practical expedients in applying the standard. Of the allowed practical expedients within the standard applicable to our operations, we will elect the package of practical expedients, which among other things, allows us to carry forward the historical lease classification upon adoption of the standard. We will not elect the hindsight practical expedient when determining the lease term for existing leases. In addition, we will not separate nonlease components from lease components by class of underlying assets where appropriate and we will not apply the recognition requirements of the standard to short-term leases, as allowed by the standard.

Upon adoption of the standard we expect to record offsetting lease assets and lease liabilities on our Consolidated Balance Sheet. We do not expect the adoption of the standard to have a material impact on our earnings or debt covenant compliance and no impact on our cash flows. See Note 10, Commitments and Contingencies, in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of our remaining obligations under operating lease arrangements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for us on January 1, 2020, but early adoption is permitted. ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of the new guidance is not expected to have a material impact on our financial statements.

Accounting Pronouncement Adopted in 2018

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted ASU 2014-09 in the first quarter 2018, using the modified retrospective transition approach, which did not have a material impact on how we recognize revenue or to our financial statements or disclosures. See below for additional information related to our recognition of revenue generated from customer contracts.

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

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.0 million shares during the third quarter 2018, compared to 0.9 million shares during third quarter 2017. During the nine months ended September 30, 2018 and 2017, the dilutive effect of restricted and performance share units was 1.1 million shares for both periods.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted share units:
Pretax compensation expense	$7,626	$5,977	$26,061	$22,987
Tax benefit	1,983	2,146	6,776	7,793
Restricted share unit expense, net of tax	$5,643	$3,831	$19,285	$15,194
Performance share units:
Pretax compensation expense	$3,557	$1,867	$11,123	$7,966
Tax benefit	925	670	2,892	2,700
Performance share unit expense, net of tax	$2,632	$1,197	$8,231	$5,266

As of September 30, 2018, we had $63.2 million and $17.1 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 3.6 years for restricted share units and 2.5 years for performance share units. During the nine months ended September 30, 2018, we issued 295,186 shares for vested restricted share units, 118,438 shares for vested performance share units. Of these totals, 291,045 shares for vested restricted share units and 118,438 for performance share units were issued during the third quarter, 2018.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost and fair value swap, under our current financing arrangements consist of the following (in millions):

	September 30, 2018	December 31, 2017
Senior revolving line of credit	$239.0	$241.4
Senior notes	830.6	844.2
Less current portion of long-term debt	(248.7)	-
Total long-term debt	$820.9	$1,085.6

Senior Revolving Line of Credit

On September 25, 2018, we replaced our $500 million senior revolving credit facility dated September 30, 2015, with a new credit facility authorizing us to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks. This new senior credit facility has a five year term expiring on September 25, 2023, and allows us to request an increase in the total commitment by up to $250 million and to request a one year extension of the maturity date. The applicable interest rate under this agreement is based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2018, we had $241 million outstanding at an average interest rate of 3.23% under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2018. For all debt facilities maturing in 2019, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing senior revolving line of credit or other sources of long-term financing.

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements are based on LIBOR plus an established margin, resulting in an interest rate of 3.18% for our $250 million of 2.40% senior notes and 3.67% for our $350 million of 3.30% senior notes at September 30, 2018. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other accrued expenses and other long-term liabilities in our Condensed Consolidated Balance Sheet at September 30, 2018. See Note 7, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges, and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On October 22, 2015, our Board of Directors authorized the purchase of $500 million of our common stock. On April 20, 2017, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At September 30, 2018, $421 million of the most recent authorization was remaining. We purchased approximately 422,000 shares, or $50 million, of our common stock under our repurchase authorization during the three months ended September 30, 2018 and approximately 842,000 shares, or $100 million, of our common stock under our repurchase authorizations during the nine months ended September 30, 2018. On July 19, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.24, which was paid August 17, 2018, to stockholders of record on August 3, 2018. On October 18, 2018, our Board of Directors declared a regular quarterly dividend of $0.24 per common share, which will be paid on November 16, 2018, to stockholders of record on November 9, 2018.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at September 30, 2018 (in millions):

	Asset/(Liability) Balance
	September 30, 2018	December 31, 2017	Input Level
Trading investments	$17.5	$16.4	1
Interest rate swaps	$(16.0)	$(1.4)	2
Senior notes, net of unamortized discount and debt issuance costs	$(581.8)	$(595.6)	2

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

Financial Instruments

The carrying amount and estimated fair value at September 30, 2018, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $487.8 million and $489.6 million, respectively.

The carrying amounts of all other instruments at September 30, 2018, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 20.4% for the three months ended September 30, 2018, compared to 35.9% for the three months ended September 30, 2017. Our effective income tax rate was 24.3% for the first nine months of 2018, compared to 33.9% in 2017. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

The Tax Cuts and Jobs Act (the Act) was enacted in December 2017. Beginning in 2018, the Act reduced the U.S. federal corporate tax rate from 35% to 21%. We are applying the guidance in the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 118 when accounting for the enactment-date effects of the Act. At September 30, 2018, we have not yet completed our accounting for all of the tax effects of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax assets and liabilities. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law. Our effective income tax rate for the first nine months of 2017 included the effect of a one-time after-tax benefit of $13.6 million for the claiming of federal research and development tax credits and domestic production tax deductions for the 2012 through 2016 tax years.

At September 30, 2018, we had a total of $43.2 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $34.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $4.1 million at September 30, 2018.

9.	Legal Proceedings

We are a defendant in certain possible class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. In the lead class-action, the United States District Court for the Central District of California issued an Order in late July 2018 granting in part and denying in part Plaintiffs’ motion for partial summary judgment. In early August 2018 the Court issued an Order decertifying the class and granting in part and denying in part our motion for partial summary judgment on certain claims. Plaintiffs requested the United States Court of Appeals for the Ninth Circuit to review the Court’s decertification Order and to stay the September 2018 trial of the named plaintiffs’ individual claims. In September 2018, we reached an agreement to resolve all pending claims for a class settlement payment of $15 million, subject to Court approval. The Court’s preliminary settlement approval hearing is scheduled for late October 2018. The overlapping claims in the other lawsuits remain stayed pending final approval of the settlement in the lead class-action case.

In January 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same, and the arbitration process is on-going. On October 5, 2018, we received the arbitrators’ Interim Award. The details of the Interim Award are confidential and require the parties to submit additional information requested by the arbitrators over the next several months to decide certain unresolved matters. For the determined components of the Interim Award, we recorded an $18.3 million pre-tax charge in the third quarter 2018, related to certain charges claimed by BNSF for specific services requested for customers from April 2014 through May 2018. The other financial implications from the Interim Award will not be fully determined until the arbitrators issue additional award(s) following their review of each party’s requested additional submissions. At this time, we are unable to reasonably predict the final outcome of the arbitration, and, as such, no further gain or loss contingency can be determined or recorded. If decided adversely, this matter could result in a liability material to our financial condition or results of operations. BNSF provides a significant amount of rail transportation services to our JBI business segment. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, is expected to continue on a timely basis.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.	Business Segments

We reported four distinct business segments during the three and nine months ended September 30, 2018 and 2017. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2017. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	September 30, 2018	December 31, 2017
JBI	$2,243	$2,108
DCS	1,457	1,182
ICS	226	204
JBT	268	283
Other (includes corporate)	528	688
Total	$4,722	$4,465

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
JBI	$1,218	$1,048	$3,453	$2,987
DCS	543	438	1,567	1,242
ICS	346	269	989	701
JBT	106	93	300	281
Subtotal	2,213	1,848	6,309	5,211
Inter-segment eliminations	(3)	(5)	(12)	(12)
Total	$2,210	$1,843	$6,297	$5,199

	Operating Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
JBI	$120.3	109.1	$368.6	$314.1
DCS	35.0	42.9	134.0	136.2
ICS	10.2	7.3	34.0	11.5
JBT	9.2	5.7	21.8	16.2
Other (includes corporate)	-	-	(0.1)	-
Total	$174.7	$165.0	$558.3	$478.0

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
JBI	$43.1	$40.4	$128.1	$121.2
DCS	50.3	40.4	146.4	114.1
ICS	0.4	0.3	1.1	0.9
JBT	9.3	10.2	29.5	30.7
Other (includes corporate)	5.7	4.7	16.7	14.3
Total	$108.8	$96.0	$321.8	$281.2

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition, and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2017, and Note 1, General, to the financial statements of this report on Form 10-Q, contain summaries of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2018	2017	2018	2017
JBI	$1,218	$1,048	$120.3	$109.1
DCS	543	438	35.0	42.9
ICS	346	269	10.2	7.3
JBT	106	93	9.2	5.7
Subtotal	2,213	1,848	174.7	165.0
Inter-segment eliminations	(3)	(5)	-	-
	$2,210	$1,843	$174.7	$165.0

Total consolidated operating revenues were $2.21 billion for the third quarter 2018, compared to $1.84 billion for the third quarter 2017. Current quarter total operating revenue, excluding fuel surcharges, increased 17% versus the comparable quarter in 2017. This increase was primarily due to a 15% increase in revenue per load in JBI, a 15% increase in revenue producing trucks and a 7% increase in asset productivity in DCS, a 41% increase in load volumes in ICS, and a 19% increase in rates per loaded mile in JBT.

JBI segment revenue increased 16% to $1.22 billion during the third quarter 2018, compared with $1.05 billion in 2017. This increase in segment revenue was primarily a result of a 1% increase in load volume and a 15% increase in revenue per load, which is the combination of changes in freight mix, customer rates, and fuel surcharge revenue, compared to a year ago. Revenue per load excluding fuel surcharges increased 12% compared to third quarter 2017. Load volume in our eastern network increased 9.5%, and transcontinental loads decreased 5% over the third quarter 2017. Network disruptions caused by five major derailments in our national intermodal network and the service disruption from hurricane Florence combined to limit our ability to handle approximately 4,000 loads in the current period. Operating income of our JBI segment increased 10% to $120.3 million in 2018, from $109.1 million in 2017. Benefits from customer rate increases were partially offset by higher driver wage and retention expenses and increases in costs from inefficiencies due to rail congestion. Current period operating income was further impacted by an $18.3 million charge to rail purchase transportation expense resulting from the issuance of an Interim Award regarding our ongoing arbitration with BNSF and an $8.6 million charge to insurance and claims expense, primarily related to the settlement of lawsuits with current and former drivers. Both of these items are further discussed in Part II, Item 1, Legal Proceedings of this report on Form 10-Q.

DCS segment revenue increased 24% to $543 million in 2018, from $438 million in 2017. Productivity, defined as revenue per truck per week, increased by approximately 7% versus 2017, while productivity excluding fuel surcharges increased by approximately 4% from a year ago. The increase in productivity was primarily a result of better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity. In addition, the growth in DCS revenue includes an increase of $23 million in Final Mile Services (FMS) revenue, approximately $10 million of which was derived from the 2017 acquisition of Special Logistics Dedicated (SLD). A net additional 1,261 revenue producing trucks were in the fleet by the end of the current quarter compared to prior year, primarily from private fleet conversions and growth in FMS in the current and prior periods. Customer retention rates remain above 98%. Operating income of our DCS segment decreased 18% to $35.0 million in 2018, from $42.9 million in 2017. The decrease is primarily due to an $8.4 million charge to insurance and claims expense, primarily related to the settlement of lawsuits with current and former drivers, further discussed in Part II, Item 1, Legal Proceedings of this report on Form 10-Q. Current period operating income was further impacted by approximately $4 million in implementation costs for new customer contracts in the early stages of operations, higher costs from the expanded FMS network, increased driver wages and recruiting costs, and higher salaries and benefits costs compared to the third quarter 2017.

ICS segment revenue increased 28% to $346 million in the third quarter 2018, from $269 million in the third quarter 2017. Overall volumes increased 41%. Revenue per load decreased 9%, primarily due to a higher mix of contractual LTL volume compared to a year ago. Contractual business represented approximately 72% of total load volume and 49% of total revenue in the current period compared to 65% and 48%, respectively, in third quarter 2017. Approximately $151 million of third quarter 2018 ICS revenue was executed through the marketplace for JBHunt360. Gross profit margin improved to 15.5% in the current quarter versus 12.8% last year primarily due to improved contractual margins and increased spot market activity compared to third quarter 2017. ICS segment operating income increased 40% to $10.2 million, from $7.3 million in 2017, primarily due to higher gross profit margins and increased operating leverage in branches more than two years old. These benefits were partially offset by a $2.2 million charge to bad debt expense for a customer bankruptcy, higher insurance and claims cost, higher personnel costs and higher technology development costs. ICS’s carrier base increased 26% and employee count increased 26% compared to third quarter 2017.

JBT segment revenue increased 14% to $106 million for the third quarter 2018, from $93 million in the third quarter 2017. Revenue excluding fuel surcharges increased 13%, primarily due to a 19% increase in rates per loaded mile, partially offset by a 5% decrease in length of haul. Core customer rates increased 13% compared to the same period in 2017. At the end of the current quarter, JBT operated 1,972 tractors compared to 2,040 in 2017. JBT segment operating income increased 61% to $9.2 million in 2018, compared with $5.7 million in 2017. The increase in operating income was driven primarily by higher rates per loaded mile and lower equipment ownership costs, partially offset by increased insurance and claims expense, higher driver wages, higher independent contractor costs per mile, and higher driver and independent contractor recruiting costs compared to third quarter 2017.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2018	2017	2018 vs. 2017
Total operating revenues	100.0%	100.0%	19.9%
Operating expenses:
Rents and purchased transportation	50.9	51.4	18.8
Salaries, wages and employee benefits	22.4	22.2	21.3
Fuel and fuel taxes	5.3	4.7	35.6
Depreciation and amortization	4.9	5.2	13.4
Operating supplies and expenses	3.6	3.7	17.2
General and administrative expenses, net of asset dispositions	1.9	1.6	44.4
Insurance and claims	2.1	1.4	72.3
Operating taxes and licenses	0.7	0.6	22.9
Communication and utilities	0.3	0.3	23.5
Total operating expenses	92.1	91.1	21.3
Operating income	7.9	8.9	5.9
Net interest expense	0.5	0.4	19.9
Earnings before income taxes	7.4	8.5	5.1
Income taxes	1.5	3.1	(40.3)
Net earnings	5.9%	5.4%	30.6%

Total operating expenses increased 21.3%, while operating revenues increased 19.9% during the third quarter 2018, from the comparable period 2017. Operating income increased to $174.7 million during the third quarter 2018 from $165.0 million in 2017.

Rents and purchased transportation costs increased 18.8% in 2018. This increase was primarily the result of increased third-party purchased transportation rates within JBI and ICS and the increase in truck and rail load volume, which increased services provided by third-party carriers to ICS and JBI segments. In addition, JBI rail purchased transportation costs included an $18.3 million charge resulting from the issuance of an Interim Award regarding our ongoing arbitration with BNSF which is further discussed in Part II, Item 1, Legal Proceedings of this report on Form 10-Q.

Salaries, wages and employee benefits costs increased 21.3% during the third quarter 2018, compared with 2017. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Fuel costs increased 35.6% in 2018, compared with 2017, due to an increase in the price of fuel and an increase in road miles. Depreciation and amortization expense increased 13.4% in 2018, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand and equipment purchased related to new DCS long-term customer contracts.

Operating supplies and expenses increased 17.2%, driven primarily by higher equipment maintenance expenses, increased tire expense, higher travel costs, and higher building maintenance expenses. General and administrative expenses increased 44.4% for the current quarter from the comparable period in 2017, primarily due to increased building and computer rentals, higher professional fees, increased advertising costs, and an increase in bad debt expense driven by a customer bankruptcy. Net loss from sale or disposal of assets was $2.0 million in 2018, compared to a net loss of $2.3 million in 2017. Insurance and claims expense increased 72.3% in 2018 compared with 2017, primarily due to 2018 including specific reserve charges for pending legal matters, primarily related to the settlement of lawsuits with current and former drivers, further discussed in Part II, Item 1, Legal Proceedings of this report on Form 10-Q.

Net interest expense increased 19.9% in 2018 due to an increase in average debt levels, higher effective interest rates on our debt, and expenses incurred to refinance our revolving line of credit compared to third quarter 2017. Income tax expense decreased 40.3% in 2018, compared with 2017, primarily due to a lower effective income tax rate in third quarter 2018, due to the impact of the Tax Cuts and Jobs Act of 2017, and our recognition of discreet tax benefits related to the statute expiration of uncertain tax positions. Our effective income tax rate was 20.4% for the quarter ended September 30, 2018, compared with 35.9% for the quarter ended September 30, 2017. Our annual tax rate for 2018 is expected to be 24.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2018	2017	2018	2017
JBI	$3,453	$2,987	$368.6	$314.1
DCS	1,567	1,242	134.0	136.2
ICS	989	701	34.0	11.5
JBT	300	281	21.8	16.2
Other (includes corporate)	-	-	(0.1)	-
Subtotal	6,309	5,211	558.3	478.0
Inter-segment eliminations	(12)	(12)	-	-
Total	$6,297	$5,199	$558.3	$478.0

Total consolidated operating revenues were $6.30 billion for the first nine months 2018, a 21% increase from $5.20 billion for the comparable period 2017. Fuel surcharge revenues were $773.1 million during the first nine months 2018, compared with $529.2 million in 2017. If fuel surcharge revenues were excluded from both periods, the increase of 2018 revenue from 2017 was 18%.

JBI segment revenue increased 16%, to $3.45 billion during the first nine months of 2018, compared with $2.99 billion in 2017. This increase in revenue was primarily a result of a 3% increase in load volume and a 12% increase in revenue per load, which is the combination of changes in freight mix, customer rates, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, increased 8% from the first nine months of 2017. Operating income of the JBI segment increased to $368.6 million in the first nine months of 2018, from $314.1 million in 2017. Benefits from volume growth and customer rate increases were partially offset by increases in rail transportation costs, higher driver wage and retention costs, higher driver recruiting expenses, higher outsourced dray costs, increased costs for onboarding and integration of container tracking technologies, higher equipment ownership costs, and costs of reduced efficiency and disruptions within the rail network. In addition, 2018 operating income was further impacted by an $18.3 million charge to rail purchase transportation expense resulting from the issuance of an Interim Award regarding our ongoing arbitration with BNSF and an $8.6 million charge to insurance and claims expense, primarily related to the settlement of lawsuits with current and former drivers. Both of these items are further discussed in Part II, Item 1, Legal Proceedings of this report on Form 10-Q.

DCS segment revenue increased 26%, to $1.57 billion during the first nine months of 2018, from $1.24 billion in 2017. Productivity, defined as revenue per truck per week, increased 8% from a year ago. Productivity excluding fuel surcharge for the first nine months of 2018 increased 5% from a year ago. The increase in productivity was primarily a result of better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity during 2018 compared to 2017. In addition, the growth in DCS revenue includes an increase of $97 million in FMS revenue, approximately $61 million of which was derived from the 2017 acquisition of SLD. Operating income of our DCS segment decreased to $134.0 million in 2018, from $136.2 million in 2017. Increased revenue and improved asset integration was offset by higher costs from the expanded FMS network, increased driver wages and recruiting costs, higher non-driver salaries, wages and benefits, increased maintenance costs on equipment scheduled to be traded in the current year, higher overall insurance and claims costs, implementation costs for new customer contracts and approximately $4.4 million in additional non-cash amortization expense compared to the first nine months of 2017. In addition, 2018 operating income was further impacted by an $8.4 million charge to insurance and claims expense, primarily related to the settlement of lawsuits with current and former drivers, further discussed in Part II, Item 1, Legal Proceedings of this report on Form 10-Q.

ICS revenue increased 41% to $989 million during the first nine months of 2018, from $701 million in 2017. Overall volumes increased 28%. Revenue per load increased 10% primarily due to increased contractual and spot rates. Gross profit margin improved to 14.9% in the current year versus 12.9% last year primarily due to improved contractual margins and increased spot market activity compared to the first nine months of 2017. ICS segment operating income increased to $34.0 million, from $11.5 million in 2017, primarily due to higher gross profit margins and increased operating leverage in branches more than two years old, partially offset by higher personnel costs, higher technology development costs, and increase bad debt expense due to a customer bankruptcy. Approximately $384 million of ICS revenue for the first nine months of 2018 was executed through the marketplace for JBHunt360.

JBT segment revenue increased 7% to $300 million for the first nine months of 2018, from $281 million in 2017. Revenue excluding fuel surcharges increased 5%, primarily from a 14% increase in rates per loaded mile, partially offset by an 8% decrease in load count. Our JBT segment operating income increased to $21.8 million during the first nine months of 2018, from $16.2 million in 2017. The increase in operating income was driven primarily by higher rates per loaded mile and lower equipment ownership costs, partially offset by increased driver wage and retention costs, higher driver and independent contractor recruiting expenses, and higher independent contractor costs compared to the first nine months of 2017.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2018	2017	2018 vs. 2017
Total operating revenues	100.0%	100.0%	21.1%
Operating expenses:
Rents and purchased transportation	50.2	50.5	20.5
Salaries, wages and employee benefits	22.4	22.7	19.7
Fuel and fuel taxes	5.4	4.7	38.4
Depreciation and amortization	5.1	5.4	14.4
Operating supplies and expenses	3.6	3.7	19.1
General and administrative expenses, net of asset dispositions	1.8	1.4	50.2
Insurance and claims	1.6	1.5	33.2
Operating taxes and licenses	0.6	0.6	14.5
Communication and utilities	0.4	0.3	42.3
Total operating expenses	91.1	90.8	21.5
Operating income	8.9	9.2	16.8
Net interest expense	0.5	0.4	28.6
Earnings before income taxes	8.4	8.8	16.2
Income taxes	2.0	3.0	(16.9)
Net earnings	6.4%	5.8%	33.2%

Total operating expenses increased 21.5%, while operating revenues increased 21.1%, during the first nine months 2018, from the comparable period of 2017. Operating income increased to $558.3 million during the first nine months 2018, from $478.0 million in 2017.

Rents and purchased transportation costs increased 20.5% in 2018. This increase was primarily the result of increased rail and truck purchased transportation rates and the increase in load volume, which increased services provided by third-party rail and truck carriers within JBI and ICS segments.

Salaries, wages and employee benefits costs increased 19.7% in 2018 from 2017. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Fuel costs increased 38.4% in 2018, compared with 2017, due to increases in the price of fuel and an increase in road miles. Depreciation and amortization expense increased 14.4% in 2018 primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand and equipment purchased related to new DCS long-term customer contracts.

Operating supplies and expenses increased 19.1% driven primarily by higher equipment maintenance expenses, increased tire expense, higher travel costs, increased toll costs, and higher building maintenance expenses. General and administrative expenses increased 50.2% from the comparable period in 2017, primarily due to increased building and computer rentals, higher professional fees, higher advertising costs, higher bad debt expense driven by a customer bankruptcy, and increased net losses from asset sales and disposals. Net loss from sale or disposal of assets was $8.4 million in 2018, compared to a net loss of $5.7 million in 2017. Insurance and claims expense increased 33.2% in 2018 compared with 2017, primarily due to higher incident volume during the current period and 2018 including specific reserve charges for pending legal matters, primarily related to the settlement of lawsuits with current and former drivers, further discussed in Part II, Item 1, Legal Proceedings of this report on Form 10-Q.

Net interest expense increased 28.6% in 2018, due primarily to an increase in average debt levels, higher effective interest rates on our debt, and expenses incurred to refinance our revolving line of credit compared to 2017. Income tax expense decreased 16.9%, compared with 2017, primarily due to a lower effective income tax rate in 2018, due to the impact of the Tax Cuts and Jobs Act of 2017, and our recognition of discreet tax benefits related to the statute expiration of uncertain tax positions. These items were partially offset by a one-time after-tax benefit of $13.6 million for the claiming of federal research and development tax credits and domestic production tax deductions for the 2012 through 2016 tax years, recorded in the first nine months of 2017. Our effective income tax rate was 24.3% for the nine months ended 2018, compared to 33.9% in 2017. Our annual tax rate for 2018 is expected to be 24.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $777.6 million during the first nine months of 2018, compared with $628.5 million for the same period 2017. Operating cash flows increased due to increased earnings and the timing of general working capital activities. Net cash used in investing activities totaled $586.3 million in 2018, compared with $456.1 million in 2017. The increase resulted from an increase in equipment purchases, net of proceeds from the sale of equipment, in 2018, partially offset by the purchase of SLD, which closed during the third quarter 2017. Net cash used in financing activities was $198.4 million in 2018, compared with $171.1 million in 2017. This increase resulted primarily from a higher amount of net borrowings under our revolving line of credit in 2017, used primarily for the purchase of SLD.

Debt and Liquidity Data

	September 30, 2018	December 31, 2017	September 30, 2017
Working capital ratio	1.11	1.45	1.48
Current portion of long-term debt (millions)	248.7	-	-
Total debt (millions)	$1,069.5	$1,085.6	$1,084.8
Total debt to equity	0.51	0.59	0.74
Total debt as a percentage of total capital	34%	37%	42%

Liquidity

Our need for capital has typically resulted from the acquisition of containers, chassis, trucks, tractors, and trailers required to support our growth and the replacement of older equipment. We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions. We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit, and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment. For our senior notes maturing in 2019, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing senior revolving line of credit or other sources of long-term financing. On September 25, 2018, we replaced our $500 million senior revolving credit facility dated September 30, 2015, with a new credit facility authorizing us to borrow up to $750 million under a senior revolving line of credit.

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of September 30, 2018 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$109.4	$34.3	$45.6	$20.5	$9.0
Debt obligations	1,091.0	250.0	-	591.0	250.0
Interest payments on debt (1)	146.2	34.3	60.5	46.6	4.8
Commitments to acquire revenue equipment and facilities	645.4	163.3	482.1	-	-
Total	$1,992.0	$481.9	$588.2	$658.1	$263.8

(1)	Interest payments on debt are based on the debt balance and applicable rate at September 30, 2018.

Our net capital expenditures were approximately $585 million during the first nine months of 2018, compared with $315 million for the same period 2017. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2018 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $645 million during the remainder of 2018 and 2019. We expect to spend in the range of $750 million to $800 million for net capital expenditures during calendar year 2018. The table above excludes $47.3 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements as of September 30, 2018, were operating leases related primarily to facility lease obligations.

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

ITEM 3.  Quantitative And Qualitative Disclosures AbouT Market Risk

Our outstanding debt at September 30, 2018 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% and $350 million of 3.30% fixed rate senior notes due March 2019 and August 2022, respectfully, to variable rates, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rates under these agreements are based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $8.4 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or nine months ended September 30, 2018. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2018, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

There were no changes in our internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

We are a defendant in certain possible class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. In the lead class-action, the United States District Court for the Central District of California issued an Order in late July 2018 granting in part and denying in part Plaintiffs’ motion for partial summary judgment. In early August 2018 the Court issued an Order decertifying the class and granting in part and denying in part our motion for partial summary judgment on certain claims. Plaintiffs requested the United States Court of Appeals for the Ninth Circuit to review the Court’s decertification Order and to stay the September 2018 trial of the named plaintiffs’ individual claims. In September 2018, we reached an agreement to resolve all pending claims for a class settlement payment of $15 million, subject to Court approval. The Court’s preliminary settlement approval hearing is scheduled for late October 2018. The overlapping claims in the other lawsuits remain stayed pending final approval of the settlement in the lead class-action case.

In January 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF. BNSF requested the same, and the arbitration process is on-going. On October 5, 2018, we received the arbitrators’ Interim Award. The details of the Interim Award are confidential and require the parties to submit additional information requested by the arbitrators over the next several months to decide certain unresolved matters. For the determined components of the Interim Award, we recorded an $18.3 million pre-tax charge in the third quarter 2018, related to certain charges claimed by BNSF for specific services requested for customers from April 2014 through May 2018. The other financial implications from the Interim Award will not be fully determined until the arbitrators issue additional award(s) following their review of each party’s requested additional submissions. At this time, we are unable to reasonably predict the final outcome of the arbitration, and, as such, no further gain or loss contingency can be determined or recorded. If decided adversely, this matter could result in a liability material to our financial condition or results of operations. BNSF provides a significant amount of rail transportation services to our JBI business segment. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, is expected to continue on a timely basis.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended September 30, 2018:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
July 1 through July 31, 2018	422,254	$118.41	422,254	$421
August 1 through August 31, 2018	-	-	-	421
September 1 through September 30, 2018	-	-	-	421
Total	422,254	$118.41	422,254	$421

(1)	On April 20, 2017 our Board of Directors authorized the purchase of up to $500 million of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit Number	Exhibits

3.1

Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2	Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated April 23, 2015 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed April 27, 2015)

10.1	Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed September 28, 2018)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29th day of October, 2018.

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