Form 10-K
period 2018-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2019-02-22
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2018	0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
615 J.B. Hunt Corporate Drive	72745-0130
Lowell, Arkansas	(ZIP Code)
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

Yes      X       No _____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes     X        No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     X             Accelerated filer _____      Non-accelerated filer _____     Smaller reporting company _____     Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____ No      X

The aggregate market value of 86,721,074 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2018, was $10.5 billion (based upon $121.55 per share).

As of February 12, 2019, the number of outstanding shares of the registrant’s common stock was 108,738,788.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Stockholders, to be held April 18, 2019, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2018

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

JBI Segment

The transportation service offerings of our JBI segment utilize arrangements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada, and Mexico. Our JBI segment began operations in 1989, forming a unique partnership with what is now the BNSF Railway Company (BNSF); this was a watershed event in the industry and the first agreement that linked major rail and truckload carriers in a joint service environment. JBI draws on the intermodal services of rail carriers for the underlying linehaul movement of its equipment between rail ramps. The origin and destination pickup and delivery services (drayage) are handled by our company-owned tractors for the majority of our intermodal loads, while third-party dray carriers are used where economical. By performing our own drayage services, we are able to provide a cost-competitive, seamless coordination of the combined rail and dray movements for our customers.

JBI operates 88,739 pieces of company-owned trailing equipment systemwide. The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality. We own and maintain our own chassis fleet, consisting of 81,442 units. The containers and chassis are uniquely designed so that they may only be paired together, which we feel creates an operational competitive advantage. JBI also manages a fleet of 5,017 company-owned tractors, 633 independent contractor trucks, and 6,208 company drivers. At December 31, 2018, the total JBI employee count was 7,081. Revenue for the JBI segment in 2018 was $4.72 billion.

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

At December 31, 2018, this segment operated 9,652 company-owned trucks, 412 customer-owned trucks, and 51 independent contractor trucks. DCS also operates 20,344 owned pieces of trailing equipment and 6,366 customer-owned trailers. The DCS segment employed 13,747 people, including 11,331 drivers, at December 31, 2018. DCS revenue for 2018 was $2.16 billion.

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

At December 31, 2018, the ICS segment employed 1,142 people, with a carrier base of approximately 73,100. ICS revenue for 2018 was $1.33 billion.

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

At December 31, 2018, the JBT segment operated 1,139 company-owned tractors and employed 1,440 people, 1,200 of whom were drivers. At December 31, 2018, we had 973 independent contractors operating in the JBT segment. JBT revenue for 2018 was $417 million.

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

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people. As of December 31, 2018, we had 27,621 employees, which consisted of 18,739 company drivers, 7,589 office personnel, and 1,293 maintenance technicians. We also had arrangements with approximately 1,657 independent contractors to transport freight in our trailing equipment. None of our employees are represented by unions or covered by collective bargaining agreements.

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

As of December 31, 2018, our company-owned tractor and truck fleet consisted of 15,808 units. In addition, we had 1,657 independent contractors who operate their own tractors but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets. Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers, and lowers maintenance expense. At December 31, 2018, the average age of our combined tractor fleet was 2.3 years, while our containers averaged 6.4 years of age and our trailers averaged 6.3 years. We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

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

Regulation

Our operations as a for-hire motor carrier are subject to regulation by the U.S. Department of Transportation (DOT) and the Federal Motor Carrier Safety Administration (FMCSA), and certain business is also subject to state rules and regulations. The DOT periodically conducts reviews and audits to ensure our compliance with federal safety requirements, and we report certain accident and other information to the DOT. Our operations into and out of Canada and Mexico are subject to regulation by those countries. We are also subject to a variety of requirements of national, state, and local governments, including the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration.

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

Our JBI business segment utilizes railroads in the performance of its transportation services. The majority of these services are provided pursuant to contractual relationships with the railroads. While we have agreements with a number of Class I railroads, the majority of our business travels on the BNSF and the Norfolk Southern railways. A material change in the relationship with, the ability to utilize one or more of these railroads or the overall service levels provided by these railroads could have a material adverse effect on our business and operating results. In addition, a portion of the freight we deliver is imported to the United States through ports of call that are subject to labor union contracts. Work stoppages or other disruptions at any of these ports could have a material adverse effect on our business.

In January 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF. BNSF requested the same, and the arbitration process is on-going. On October 5, 2018, we received the arbitrators’ Interim Award. The details of the Interim Award are confidential and require the parties to submit additional information requested by the arbitrators to decide certain unresolved matters. For the determined components of the Interim Award, we recorded an $18.3 million pre-tax charge in the third quarter 2018, related to certain charges claimed by BNSF for specific services requested for customers from April 2014 through May 2018. On December 7, 2018 the arbitrators’ issued their Clarified Interim Award of October 5, 2018 resulting from some of the parties’ additional submissions to the Panel regarding certain issues related to determining the revenue division between the parties. On January 11, 2019, the Panel issued its Second Interim Award ordering that $89.4 million is due from the Company to BNSF resulting from the adjusted revenue divisions relating to the 2016 period at issue ($52.1 million) and for calendar year 2017 ($37.3 million). The parties have been instructed to make further submissions on the revenue divisions for calendar year 2018 and going forward, as well as other confidential issues raised during the arbitration process so that the panel can issue an appropriate interim and/or final award regarding all issues raised during the proceeding. We recorded pretax charges for contingent liabilities in the fourth quarter 2018 of $89.4 million claimed by the BNSF for the period May 1, 2016 through December 31, 2017 and $44.6 million for the period January 1, 2018 through December 31, 2018, for a total of $134 million.

The other financial implications from the Interim Award and the Clarified Interim Award will not be fully determined until the arbitrators issue additional award(s) following their review of each party’s requested additional submissions. At this time, we are unable to reasonably predict the final outcome of the arbitration, and, as such, no further gain or loss contingency can be determined or recorded. If decided adversely, this matter could result in a liability material to our financial condition or results of operations. BNSF provides a significant amount of rail transportation services to our JBI business segment. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, is expected to continue on a timely basis.

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

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2018, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected. We have policies in place for 2019 with substantially the same terms as our 2018 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage, with the exception of decreasing our self-insured portion of workers’ compensation claims to zero for nearly all states. We purchase insurance coverage for the amounts above which we are self-insured. If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2018, our top 10 customers, based on revenue, accounted for approximately 30% of our revenue. Our JBI, ICS, and JBT segments typically do not have long-term contracts with their customers. While our DCS segment business may involve long-term written contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

We operate in a regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

The DOT, FMCSA, and various state agencies exercise broad powers over our business, generally governing matters including authorization to engage in motor carrier service, equipment operation, safety, and financial reporting. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could restrict or otherwise impact our operations. Our failure to comply with any applicable laws, rules or regulations to which we are subject, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments. Further, these agencies could institute new laws, rules or regulations or issue interpretation changes to existing regulations at any time. Compliance with new laws, rules or regulations could substantially impair labor and equipment productivity, increase our costs or impact our ability to offer certain services.

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

A determination that independent contractors are employees could expose us to various liabilities and additional costs.

Tax and other regulatory authorities often seek to assert that independent contractors in the transportation service industry are employees rather than independent contractors. There can be no assurance that interpretations that support the independent contractor status will not change or that various authorities will not successfully assert a position that re-classifies independent contractors to be employees. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

We may be subject to litigation claims that could result in significant expenditures.

We by the nature of our operations are exposed to the potential for a variety of litigation, including personal injury claims, vehicular collisions and accidents, alleged violations of federal and state labor and employment laws, such as class-action lawsuits alleging wage and hour violations and improper pay, commercial and contract disputes, cargo loss and property damage claims. While we purchase insurance coverage at levels we deem adequate, future litigation may exceed our insurance coverage or may not be covered by insurance. We accrue a provision for a litigation matter according to applicable accounting standards based on the ongoing assessment of the strengths and weaknesses of the litigation, its likelihood of success, and an evaluation of the possible range of loss. Our inability to defend ourselves against a significant litigation claim, could have a material adverse effect on our financial results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We own our corporate headquarters in Lowell, Arkansas. In addition, we own or lease a number of buildings in Lowell that we utilize for administrative support, customer service, freight dispatch, data processing and warehousing, and data backup and disaster recovery. We also own or lease 43 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel, and employ personnel to support operations. These facilities vary in size from 2 to 39 acres. Each of our business segments utilizes these facilities. In addition, we have 98 leased facilities in our DCS cross-dock and other delivery system networks, with the remaining four locations outsourced, and 44 leased or owned remote sales offices or branches in our ICS segment. We also own or lease multiple small facilities, offices, and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	443	1,020,000	190,000
Cross-dock and delivery system facilities	24	2,308,000	124,000
Corporate headquarters, Lowell, Arkansas	88	-	407,000
Offices and data center, Lowell, Arkansas	8	-	60,000
Branch sales offices	-	-	92,000
Other facilities, offices, and parking yards	343	211,000	129,000

ITEM 3.  LEGAL PROCEEDINGS

We are a defendant in certain alleged class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. In the lead class-action, we reached an agreement and recorded a reserve in September 2018 to resolve all pending claims for a class settlement payment of $15 million, subject to Court approval. The Court granted preliminary settlement approval in November 2018. Notice of the settlement has been mailed to all settlement class members and the deadline for objections to the settlement passed without any objections filed. We expect the Court’s order granting final approval to be issued in April 2019. The overlapping claims in the other alleged class-action lawsuits remain stayed pending final approval of the settlement in the lead class-action case.

       In January 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF. BNSF requested the same, and the arbitration process is on-going. On October 5, 2018, we received the arbitrators’ Interim Award. The details of the Interim Award are confidential and require the parties to submit additional information requested by the arbitrators to decide certain unresolved matters. For the determined components of the Interim Award, we recorded an $18.3 million pre-tax charge in the third quarter 2018, related to certain charges claimed by BNSF for specific services requested for customers from April 2014 through May 2018. On December 7, 2018 the arbitrators’ issued their Clarified Interim Award of October 5, 2018 resulting from some of the parties’ additional submissions to the Panel regarding certain issues related to determining the revenue division between the parties. On January 11, 2019, the Panel issued its Second Interim Award ordering that $89.4 million is due from the Company to BNSF resulting from the adjusted revenue divisions relating to the 2016 period at issue ($52.1 million) and for calendar year 2017 ($37.3 million). The parties have been instructed to make further submissions on the revenue divisions for calendar year 2018 and going forward, as well as other confidential issues raised during the arbitration process so that the panel can issue an appropriate interim and/or final award regarding all issues raised during the proceeding. We recorded pretax charges for contingent liabilities in the fourth quarter 2018 of $89.4 million claimed by the BNSF for the period May 1, 2016 through December 31, 2017 and $44.6 million for the period January 1, 2018 through December 31, 2018, for a total of $134 million.

The other financial implications from the Interim Award and the Clarified Interim Award will not be fully determined until the arbitrators issue additional award(s) following their review of each party’s requested additional submissions. At this time, we are unable to reasonably predict the final outcome of the arbitration, and, as such, no further gain or loss contingency can be determined or recorded. If decided adversely, this matter could result in a liability material to our financial condition or results of operations. BNSF provides a significant amount of rail transportation services to our JBI business segment. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, is expected to continue on a timely basis.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “JBHT.” At December 31, 2018, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued. We had 108.7 million and 109.8 million shares outstanding as of December 31, 2018 and 2017, respectively. On February 12, 2019, we had 1,133 stockholders of record of our common stock.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and any other factors the Board of Directors may deem relevant. On January 23, 2019, we announced an increase in our quarterly cash dividend from $0.24 to $0.26 per share, which will be paid February 22, 2019, to stockholders of record on February 8, 2019. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended December 31, 2018:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
October 1 through October 31, 2018	-	$-	-	$421
November 1 through November 30, 2018	-	-	-	421
December 1 through December 31, 2018	493,905	101.86	493,905	371
Total	493,905	$101.86	493,905	$371

(1)     On April 20, 2017, our Board of Directors authorized the purchase of up to $500 million of our common stock.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of stockholders of our common stock with the cumulative total returns of the S&P 500 index and two customized peer groups. The peer group labeled “Peer Group 2017” consists of 13 companies: C.H. Robinson Worldwide Inc., CSX Corp, Expeditors International Of Washington Inc., Hub Group Inc., Kansas City Southern, Norfolk Southern Corp, Old Dominion Freight Line Inc., Republic Services Inc., Ryder System Inc., Schneider National Inc., Stericycle Inc., Waste Management Inc. and XPO Logistics Inc. The peer group labeled “Peer Group 2018” consists of 14 companies: C.H. Robinson Worldwide Inc., CSX Corp, Expeditors International Of Washington Inc., Hub Group Inc., Kansas City Southern, Knight-Swift Transportation Holdings Inc., Norfolk Southern Corp, Old Dominion Freight Line Inc., Republic Services Inc., Ryder System Inc., Schneider National Inc., Stericycle Inc., Waste Management Inc. and XPO Logistics Inc. The graph assumes the value of the investment in our common stock, in the index, and in each of the peer groups (including reinvestment of dividends) was $100 on December 31, 2013, and tracks it through December 31, 2018. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31,
	2013	2014	2015	2016	2017	2018

J.B. Hunt Transport Services, Inc.	$100.00	$110.12	$96.88	$129.61	$155.01	$126.48
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Peer Group 2017	100.00	120.17	102.00	130.72	176.06	177.76
Peer Group 2018	100.00	120.90	102.35	131.32	176.84	175.96

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data included elsewhere in this annual report.

(Dollars in millions, except per share amounts)

Earnings data for the years ended December 31,	2018	2017	2016	2015	2014
Operating revenues	$8,615	$7,190	$6,555	$6,188	$6,165
Operating income	681	624	721	716	632
Net earnings	490	686	432	427	375
Basic earnings per share	4.48	6.24	3.84	3.69	3.20
Diluted earnings per share	4.43	6.18	3.81	3.66	3.16
Cash dividends per share	0.96	0.92	0.88	0.84	0.80
Operating expenses as a percentage of operating revenues:
Rents and purchased transportation	51.5%	50.8%	49.7%	48.4%	50.0%
Salaries, wages and employee benefits	22.4	22.4	22.4	22.5	20.9
Fuel and fuel taxes	5.3	4.8	4.3	5.1	7.4
Depreciation and amortization	5.1	5.3	5.5	5.5	4.8
Operating supplies and expenses	3.5	3.6	3.6	3.6	3.5
General and administrative expenses, net of asset dispositions	1.8	1.8	1.3	1.1	0.8
Insurance and claims	1.5	1.7	1.2	1.2	1.3
Operating taxes and licenses	0.6	0.6	0.7	0.7	0.7
Communication and utilities	0.4	0.3	0.3	0.3	0.4
Total operating expenses	92.1	91.3	89.0	88.4	89.8
Operating income	7.9	8.7	11.0	11.6	10.2
Net interest expense	0.5	0.4	0.4	0.4	0.4
Earnings before income taxes	7.4	8.3	10.6	11.2	9.8
Income taxes	1.7	(1.2)	4.0	4.3	3.7
Net earnings	5.7%	9.5%	6.6%	6.9%	6.1%

Balance sheet data as of December 31,	2018	2017	2016	2015	2014
Working capital ratio	1.11	1.45	1.65	1.61	1.11
Total assets (millions)	$5,092	$4,465	$3,951	$3,630	$3,374
Stockholders’ equity (millions)	$2,101	$1,839	$1,414	$1,300	$1,205
Current portion of long-term debt (millions)	$251	-	-	-	$250
Total debt (millions)	$1,149	$1,086	$986	$998	$929
Total debt to equity	0.55	0.59	0.70	0.77	0.77
Total debt as a percentage of total capital	35%	37%	41%	43%	44%

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. We have policies in place for 2019 with substantially the same terms as our 2018 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage, with the exception of decreasing our self-insured portion of workers’ compensation claims to zero for nearly all states.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2018, we had an accrual of approximately $260 million for estimated claims. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2018, we have recorded $261 million of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis, and trailers in connection with our business. This equipment may be purchased or acquired under lease agreements. In addition, we may rent revenue equipment from various third parties under short-term rental arrangements. Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairment to our assets at December 31, 2018.

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

The Tax Cuts and Jobs Act (the Act) was enacted in December 2017. Beginning in 2018, the Act reduced the U.S. federal corporate tax rate from 35% to 21%. At December 31, 2017, we made a reasonable estimate of the effects on our existing deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which was generally 21%. The provisional amount recorded resulting from the remeasurement of our deferred tax balance was $309.2 million, which was included as a component of 2017 income tax from continuing operations. During 2018, we finalized our calculations for our 2017 federal income tax return, which was filed based on the law prior to the Act, resulting in no significant change to the initial measurement of these balances. Remaining aspects of the Act were not relevant to our operations.

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

	Percentage of Operating Revenues			Percentage Change Between Years
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating revenues	100.0%	100.0%	100.0%	19.8%	9.7%

Operating expenses:
Rents and purchased transportation	51.5	50.8	49.7	21.5	12.1
Salaries, wages and employee benefits	22.4	22.4	22.4	19.8	9.5
Fuel and fuel taxes	5.3	4.8	4.3	32.1	22.6
Depreciation and amortization	5.1	5.3	5.5	13.7	6.1
Operating supplies and expenses	3.5	3.6	3.6	18.0	10.3
General and administrative expenses, net of asset dispositions	1.8	1.8	1.3	29.7	44.6
Insurance and claims	1.5	1.7	1.2	4.7	57.6
Operating taxes and licenses	0.6	0.6	0.7	14.0	(2.5)
Communication and utilities	0.4	0.3	0.3	28.9	20.1
Total operating expenses	92.1	91.3	89.0	20.8	12.5
Operating income	7.9	8.7	11.0	9.2	(13.5)
Net interest expense	0.5	0.4	0.4	40.8	13.2
Earnings before income taxes	7.4	8.3	10.6	7.7	(14.5)
Income taxes	1.7	(1.2)	4.0	266.1	(134.5)
Net earnings	5.7%	9.5%	6.6%	(28.7%)	58.8%

2018 Compared With 2017

Consolidated Operating Revenues

Our total consolidated operating revenues increased 19.8% to $8.61 billion in 2018, compared to $7.19 billion in 2017, primarily due to overall increased load volume and higher revenue per load in all four of our segments. Fuel surcharge revenues increased 40.2% to $1.1 billion in 2018, compared to $754 million in 2017. If fuel surcharge revenues were excluded from both years, our 2018 revenue increased 17.4% over 2017.

Consolidated Operating Expenses

Our 2018 consolidated operating expenses increased 20.8% from 2017, while year-over-year revenue increased 19.8%, resulting in a 2018 operating ratio of 92.1% compared to 91.3% in 2017. Rents and purchased transportation costs increased 21.5% in 2018, primarily due to increased rail and truck purchased transportation rates and the increase in load volume, which increased services provided by third-party rail and truck carriers within JBI and ICS segments. In addition, our JBI segment incurred charges of $152.3 million to rail purchase transportation expense related to the ongoing arbitration with BNSF. Salaries, wages and employee benefit costs increased 19.8% in 2018 from 2017. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers.

Fuel and fuel taxes expense increased 32.1% in 2018 compared with 2017, due primarily to an increase in road miles and increases in the price of fuel during 2018. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional, or local fuel prices. While these programs may address fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue. As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues. Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly.

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

Depreciation and amortization expense increased 13.7% in 2018, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand and equipment purchased related to new DCS long-term customer contracts.

Operating supplies and expenses increased 18.0%, driven primarily by higher equipment maintenance and tire expenses due to increased equipment counts, higher travel costs, increased toll costs, and higher building maintenance expenses. General and administrative expenses increased 29.7% from 2017, primarily due to increased building and computer rentals, higher professional fees, higher advertising costs, higher bad debt expense driven by a customer bankruptcy, and increased net losses from asset sales and disposals, partially offset by the 2017 inclusion of a $20.2 million reserve of a cash advance for the purchases of new trailing equipment from a manufacturer that did not meet delivery. Additionally, net losses from sale or disposal of assets were $12.1 million in 2018, compared to net losses of $7.4 million in 2017. Insurance and claims expense increased 4.7% in 2018, primarily due to higher incident volume.

Net interest expense for 2018 increased by 40.8% compared with 2017, due to an increase in average debt levels, higher effective interest rates on our debt, and expenses incurred to refinance our revolving line of credit compared to 2017.

Our effective income tax rate was 23.6% in 2018 and (15.29%) in 2017. The increase in 2018 was primarily due to a $309.2 million decrease in income tax expense in 2017 resulting from adjustments to our deferred tax balances at December 31, 2017, for the change in future tax rates prescribed by the Tax Cuts and Jobs Act.

Segments

We operated four business segments during calendar year 2018. The operation of each of these businesses is described in our Notes to Consolidated Financial Statements. The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment
	Years Ended December 31, (in millions)
	2018	2017	2016
JBI	$4,717	$4,084	$3,796
DCS	2,163	1,719	1,533
ICS	1,335	1,025	852
JBT	417	378	388
Total segment revenues	8,632	7,206	6,569
Intersegment eliminations	(17)	(16)	(14)
Total	$8,615	$7,190	$6,555

	Operating Income by Segment
	Years Ended December 31, (in millions)
	2018	2017	2016
JBI	$401	$407	$450
DCS	193	171	205
ICS	50	23	36
JBT	37	23	30
Total	$681	$624	$721

Operating Data by Segment

	Years Ended December 31,
	2018	2017	2016
JBI
Loads	2,049,014	1,999,807	1,916,303
Average length of haul (miles)	1,648	1,681	1,657
Revenue per load	$2,302	$2,042	$1,981
Average tractors during the period(1)	5,551	5,362	5,222
Tractors (end of period)
Company-owned	5,017	4,776	4,581
Independent contractor	633	764	695
Total tractors	5,650	5,540	5,276
Net change in trailing equipment during the period	6,262	4,016	5,637
Trailing equipment (end of period)	94,902	88,610	84,594
Average effective trailing equipment usage	88,739	82,969	77,179

DCS
Loads	2,981,344	2,575,245	2,401,332
Average length of haul (miles)	177	178	177
Revenue per truck per week(2)	$4,534	$4,226	$4,077
Average trucks during the period(3)	9,264	7,946	7,307
Trucks (end of period)
Company-owned	9,652	8,124	6,976
Independent contractor	51	59	15
Customer-owned (DCS-operated)	412	544	410
Total trucks	10,115	8,727	7,401
Trailing equipment (end of period)	26,710	25,811	22,688
Average effective trailing equipment usage	26,806	24,550	22,827

ICS
Loads	1,234,632	992,834	852,179
Revenue per load	$1,081	$1,032	$999
Gross profit margin	15.4%	13.3%	14.3%
Employee count (end of period)	1,142	954	824
Approximate number of third-party carriers (end of period)	73,100	56,700	50,900

JBT
Loads	355,038	370,591	385,298
Average length of haul (miles)	427	435	455
Loaded miles (000)	151,322	160,932	175,038
Total miles (000)	181,718	192,433	207,998
Average nonpaid empty miles per load	85.5	85.1	85.6
Revenue per tractor per week(2)	$4,148	$3,556	$3,458
Average tractors during the period(1)	1,990	2,098	2,191
Tractors (end of period)
Company-owned	1,139	1,291	1,376
Independent contractor	973	741	752
Total tractors	2,112	2,032	2,128
Trailing equipment (end of period)	6,800	7,120	7,642
Average effective trailing equipment usage	6,513	7,066	6,956

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue increased 15% to $4.72 billion in 2018, from $4.08 billion in 2017. This increase in revenue was primarily a result of a 2% increase in load volume and a 13% increase in revenue per load, which is the combination of changes in freight mix, customer rates, and fuel surcharge revenue. Eastern network loads grew at 10% and transcontinental loads decreased 2% compared to 2017. Average length of haul decreased 2% in 2018 when compared to 2017. Revenue per load excluding fuel surcharges increased approximately 10% compared to 2017.

Operating income of the JBI segment decreased to $401 million in 2018, from $407 million in 2017. Benefits from volume growth and increased revenue per load were offset by increases in rail purchased transportation costs, which included $152.3 million of additional expense related to the ongoing arbitration with BNSF. Benefits where further offset by higher driver wage and retention costs, higher driver recruiting expenses, higher outsourced dray costs, increased costs for onboarding and integration of container tracking technologies, higher equipment ownership costs, and costs of reduced efficiency and disruptions within the rail network. In addition, 2017 included a $20.2 million expense for the reserve of a cash advance for the purchases of new trailing equipment from a manufacturer that did not meet delivery.

DCS Segment

DCS segment revenue increased 26% to $2.16 billion in 2018, from $1.72 billion in 2017. Productivity, defined as revenue per truck per week, increased 7% when compared to 2017. Productivity excluding fuel surcharge revenue increased 5% from 2017. The increase in productivity was primarily a result of better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity during 2018 compared to 2017. In addition, the growth in DCS revenue includes an increase of $113 million in Final Mile Services (FMS) revenue, approximately $66 million of which was derived from the 2017 acquisition of Special Logistics Dedicated, LLC (SLD). DCS ended 2018 with a net additional 1,388 revenue-producing trucks when compared to 2017.

Operating income of our DCS segment increased to $193 million in 2018, from $171 million in 2017. Increased revenue and improved asset integration was offset by higher costs from the expanded FMS network, increased driver wages and recruiting costs, higher non-driver salaries, wages and benefits, increased maintenance costs on equipment scheduled to be traded in the current year, higher overall insurance and claims costs, implementation costs for new customer contracts and approximately $4.4 million in additional non-cash amortization expense compared to 2017.

ICS Segment

ICS segment revenue increased 30% to $1.33 billion in 2018, from $1.02 billion in 2017. Overall volumes increased 24%. Revenue per load increased 5% primarily due to increased contractual and spot rates. Contractual business was approximately 70% of the total load volume and 48% of the total revenue in the 2018, compared to 70% of the total load volume and 53% of the total revenue in 2017.

Operating income increased to $50 million in 2018, from $23 million in 2017. Gross profit margin improved to 15.4% in the current year compared to 13.3% in 2017 primarily due to improved contractual margins and increased spot market activity. This increase in gross profit margin was partially offset by higher personnel costs, higher technology development costs, and increase bad debt expense due to a customer bankruptcy. Approximately $558 million of ICS revenue for 2018 was executed through the marketplace for JBHunt360. ICS’s carrier base increased 29%, and the employee count increased 20% when compared to 2017.

JBT Segment

JBT segment revenue increased 10% to $417 million in 2018, from $378 million in 2017. Excluding fuel surcharges, revenue for 2018 increased 9% compared to 2017, primarily from a 16% increase in rates per loaded mile, partially offset by an 4% decrease in load count.

JBT segment had operating income of $37 million in 2018 compared with $23 million in 2017. The increase in operating income was driven primarily by higher rates per loaded mile and lower equipment ownership costs, partially offset by increased driver wage and retention costs, higher driver and independent contractor recruiting expenses, and higher independent contractor costs per mile.

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

Operating supplies and expenses increased 10.3%, driven primarily by increased mileage activity and tire expense. General and administrative expenses increased 44.6% from 2016, primarily due to a $20.2 million reserve of a cash advance for the purchases of new trailing equipment from a manufacturer that did not meet delivery, increased building rental expense, higher professional fee expenses, higher computer software subscription costs, and increased net losses from asset sales and disposals in 2017. Net losses from sale or disposal of assets were $7.4 million in 2017, compared to net losses of $5.5 million in 2016. Insurance and claims expense increased 57.6% in 2017, primarily due to higher incident volume and accident severity and an $18.6 million increase in reserves for certain claims not covered by insurance.

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

Operating income of the JBI segment decreased to $407 million in 2017, from $450 million in 2016. Benefits from volume growth and increased revenue per load were offset by increases in rail purchased transportation costs, rail inefficiencies, higher driver wages and recruiting costs, higher equipment ownership costs, increased insurance and claims costs, which included an $8.5 million increase in reserves for certain insurance and claims, and the $20.2 million expense for the reserve of a cash advance for the purchases of new trailing equipment from a manufacturer that did not meet delivery. In addition, 2016 included a $5.7 million, one-time benefit from the change in paid time off policy.

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

Operating income of our DCS segment decreased to $171 million in 2017, from $205 million in 2016. The increase in revenue and improved asset utilization were offset by higher driver wages and recruiting costs, increased insurance and claims cost, which included a $7.6 million increase in reserves for certain insurance and claims, increased start up expenditures for new customer contracts, higher equipment ownership costs, and the addition of acquisition costs and intangible asset amortization associated with the purchase of SLD when compared to 2016. In addition, 2016 included a $7.3 million, one-time benefit from the change in paid time off policy.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.09 billion in 2018, compared to $855 million in 2017. This increase was primarily due to the increase in pre-tax earnings and the reduction in the U.S. federal corporate tax rate as a result of the Tax Cuts and Jobs Act, in 2018.

Net cash used in investing activities totaled $887 million in 2018, compared with $651 million in 2017. The increase resulted primarily from an increase in equipment purchases, net of proceeds from the sale of equipment, in 2018, partially offset by the 2017 purchase of SLD.

Net cash used in financing activities was $208 million in 2018, compared with $196 million in 2017. This increase resulted primarily from lower proceeds from long-term debt issuances, net of long-term debt repayments, partially offset by a decrease in treasury stock purchased in 2018.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and other factors the Board of Directors may deem relevant. We paid a $0.22 per share quarterly dividend in 2016, a $0.23 per share quarterly dividend in 2017, and a $0.24 per share quarterly dividend in 2018. On January 23, 2019, we announced an increase in our quarterly cash dividend from $0.24 to $0.26 per share, which will be paid February 22, 2019, to stockholders of record on February 8, 2019. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

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

In September 2018, we replaced our $500 million senior revolving credit facility dated September 2015 with a new credit facility authorizing us to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2018, we had $309 million outstanding at an average interest rate of 3.47% under this agreement.

Our senior notes consist of three separate issuances. The first and second issuances are $250 million of 2.40% senior notes due March 2019 and $250 million of 3.85% senior notes due March 2024, respectively, both of which were issued in March 2014. Interest payments under both notes are due semiannually in March and September of each year. The third issuance is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under this note are due semiannually in February and August of each year. We may redeem for cash some or all of these notes based on a redemption price set forth in the note indenture. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% fixed-rate senior notes due March 2019 and our $350 million of 3.30% fixed-rate senior notes due August 2022 to variable rates, resulting in interest rates of 3.63% and 3.97%, respectively, at December 31, 2018. The applicable interest rates under these swap agreements are based on LIBOR plus an established margin. For our senior notes maturing in 2019, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing senior revolving line of credit or other sources of long-term financing. In addition, we have a shelf registration filed with the SEC and may draw upon it as warranted.

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at December 31, 2018.

As previously mentioned above, the Tax Cuts and Jobs Act was enacted in December 2017. Beginning in 2018, the Act reduced the U.S. federal corporate tax rate from 35% to 21%, which had a positive effect on our overall liquidity.

We believe our liquid assets, cash generated from operations, and various financing arrangements will provide sufficient funds for our operating and capital requirements for the foreseeable future.

We are currently committed to spend approximately $381.6 million, net of proceeds from sales or trade-ins, during 2019 and 2020, which is primarily related to the acquisition of containers, chassis, and tractors.

Off-Balance Sheet Arrangements

In addition to our net purchase commitments of $381.6 million, our only other off-balance sheet arrangements are related to operating leases. As of December 31, 2018, we had approximately $117.8 million of obligations, primarily related to facility leases.

Contractual Obligations and Commitments

The following table summarizes our expected obligations and commitments (in millions) as of December 31, 2018:

	Total	2019	2020-2021	2022-2023	2024 and thereafter
Operating leases	$117.8	$34.9	$50.6	$21.9	$10.4
Long-term debt obligations	1,159.0	250.0	-	659.0	250.0
Interest payments on debt (1)	154.3	36.1	68.5	47.3	2.4
Commitments to acquire revenue equipment and facilities	381.6	381.6	-	-	-
Total	$1,812.7	$702.6	$119.1	$728.2	$262.8

(1) Interest payments on debt are based on the debt balance and applicable rate at December 31, 2018.

We had standby letters of credit outstanding of approximately $1.3 million at December 31, 2018, that expire at various dates in 2019, which are related to certain operating agreements and our self-insured retention levels for casualty and workers’ compensation claims. We plan to renew these letters of credit in accordance with our third-party agreements. The table above excludes $56.8 million of liabilities related to uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the ultimate timing of settlement. See Note 7, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 2.40% to 3.85%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have interest rate swap agreements which effectively convert our $250 million of 2.40% fixed-rate senior notes due March 2019 and our $350 million of 3.30% fixed-rate senior notes due August 2022 to variable rates. The applicable interest rates under these swap agreements are based on LIBOR plus an established margin. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $9.1 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2018. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases. As of December 31, 2018, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and reports thereon of our independent registered public accounting firm as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Earnings for years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Cash Flows for years ended December 31, 2018, 2017, and 2016

Notes to Consolidated Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein (following Item 15).

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2019.

ITEM 11.  EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2019.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2018, information about compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,606,347	$ - (2)	6,260,958

(1)	We have no equity compensation plans that are not approved by security holders.

(2)

Currently, only restricted share units remain outstanding under our equity compensation plan. Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis and, accordingly, do not include an exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2019.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2019.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Financial Statements

The financial statements included in Item 8 above are filed as part of this annual report.

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts, Revenue Adjustments and Other for the Years Ended:	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2016	9.9	19.5	(16.0)	13.4
December 31, 2017	13.4	29.3	(18.7)	24.0
December 31, 2018	24.0	35.7	(23.9)	35.8

All other schedules have been omitted either because they are not applicable or because the required information is included in our Consolidated Financial Statements or the notes thereto.

(3)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2	Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated April 23, 2015 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed April 27, 2015)

10.1	Amended and Restated Employee Retirement Plan (incorporated by reference from Exhibit 99 of the Company’s registration statement on Form S-8 (File No. 033-57127), filed December 30, 1994)

10.2	Third Amended and Restated Management Incentive Plan (incorporated by reference from Appendix A of the Company’s definitive proxy statement on Schedule 14A, filed March 9, 2017)

10.3	Summary of Compensation Arrangements with Named Executive Officers for 2018 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed January 25, 2018)

10.4	Summary of Compensation Arrangements with Named Executive Officers for 2019 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed January 25, 2019)

10.5	Indenture (incorporated by reference from Exhibit 4.1 of the Company’s registration statement on Form S-3ASR (File No. 333-169365), filed September 14, 2010)

10.6	Second Supplemental Indenture (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed March 6, 2014)

10.7	Third Supplemental Indenture (incorporated by reference from Exhibit 4.4 of the Company’s current report on Form 8-K, filed March 6, 2014)

10.8	Fourth Supplemental Indenture (incorporated by reference from Exhibit 4.3 of the Company’s current report on Form 8-K, filed August 6, 2015)

10.9	Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed September 28, 2018)

21.1	Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

99.1	Equity Interests Purchase Agreement dated July 20, 2017 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed July 25, 2017)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 22nd day of February 2019.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 22nd day of February 2019, on behalf of the registrant and in the capacities indicated.

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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/ John N. Roberts, III	/s/ David G. Mee
John N. Roberts, III	David G. Mee
President and Chief Executive Officer	Executive Vice President, Finance and
(Principal Executive Officer)	Administration, Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of J.B. Hunt Transport Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2019, expressed an unqualified opinion thereon.

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

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of J.B. Hunt Transport Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited J.B. Hunt Transport Services, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, J.B. Hunt Transport Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) of the Company and our report dated February 22, 2019, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Rogers, Arkansas

February 22, 2019

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Balance Sheets
December 31, 2018 and 2017
(in thousands, except share data)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$7,600	$14,612
Trade accounts receivable, net	1,051,698	920,767
Other receivables, net	274,511	283,499
Inventories	21,977	20,688
Prepaid expenses	147,195	99,162
Total current assets	1,502,981	1,338,728
Property and equipment, at cost:
Revenue and service equipment	4,716,860	4,158,878
Land	49,486	47,231
Structures and improvements	238,202	202,730
Furniture and office equipment	324,695	261,625
Total property and equipment	5,329,243	4,670,464
Less accumulated depreciation	1,884,132	1,687,133
Net property and equipment	3,445,111	2,983,331
Goodwill	40,087	39,764
Other intangible assets, net	65,070	73,691
Other assets	38,398	29,835
Total assets	$5,091,647	$4,465,349

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$250,706	$-
Trade accounts payable	709,736	598,594
Claims accruals	275,139	251,980
Accrued payroll	80,922	42,382
Other accrued expenses	35,845	28,888
Total current liabilities	1,352,348	921,844
Long-term debt	898,398	1,085,649
Other long-term liabilities	96,056	76,661
Deferred income taxes	643,461	541,870
Total liabilities	2,990,263	2,626,024
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2018 and 2017, of which 108,710,825 shares and 109,753,008 shares were outstanding at December 31, 2018 and 2017, respectively)	1,671	1,671
Additional paid-in capital	340,457	310,811
Retained earnings	4,188,435	3,803,844
Treasury stock, at cost (58,388,607 shares at December 31, 2018, and 57,346,424 shares at December 31, 2017)	(2,429,179)	(2,277,001)
Total stockholders’ equity	2,101,384	1,839,325

Total liabilities and stockholders' equity	$5,091,647	$4,465,349

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Earnings
Years Ended December 31, 2018, 2017 and 2016
(in thousands, except per share amounts)

	2018	2017	2016

Operating revenues, excluding fuel surcharge revenues	$7,557,648	$6,435,858	$6,007,347
Fuel surcharge revenues	1,057,226	753,710	548,112
Total operating revenues	8,614,874	7,189,568	6,555,459
Operating expenses:
Rents and purchased transportation	4,434,540	3,650,806	3,255,692
Salaries, wages and employee benefits	1,926,213	1,608,378	1,469,187
Fuel and fuel taxes	459,011	347,573	283,437
Depreciation and amortization	435,893	383,518	361,510
Operating supplies and expenses	303,529	257,239	233,223
General and administrative expenses, net of asset dispositions	163,270	125,878	87,053
Insurance and claims	129,406	123,579	78,410
Operating taxes and licenses	51,080	44,825	45,954
Communication and utilities	30,911	23,983	19,973
Total operating expenses	7,933,853	6,565,779	5,834,439
Operating income	681,021	623,789	721,020
Interest income	224	235	71
Interest expense	40,427	28,785	25,294
Earnings before income taxes	640,818	595,239	695,797
Income taxes	151,233	(91,024)	263,707
Net earnings	$489,585	$686,263	$432,090
Weighted average basic shares outstanding	109,375	109,987	112,474
Basic earnings per share	$4.48	$6.24	$3.84
Weighted average diluted shares outstanding	110,428	111,049	113,361
Diluted earnings per share	$4.43	$6.18	$3.81
Dividends declared per common share	$0.96	$0.92	$0.88

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2018, 2017 and 2016
(in thousands, except per share amounts)

		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
Balances at December 31, 2015	$1,671	$268,728	$2,885,843	$(1,855,890)	$1,300,352
Comprehensive income:
Net earnings	-	-	432,090	-	432,090
Cash dividend declared and paid ($0.88 per share)	-	-	(98,990)	-	(98,990)
Tax benefit of stock options exercised and restricted shares issued	-	7,044	-	-	7,044
Purchase of treasury shares	-	-	-	(249,760)	(249,760)
Share-based compensation	-	40,625	-	-	40,625
Stock option exercises and restricted share issuances, net of stock repurchased for payroll taxes	-	(23,310)	-	6,010	(17,300)

Balances at December 31, 2016	$1,671	$293,087	$3,218,943	$(2,099,640)	$1,414,061
Comprehensive income:
Net earnings	-	-	686,263	-	686,263
Cash dividend declared and paid ($0.92 per share)	-	-	(101,362)	-	(101,362)
Purchase of treasury shares	-	-	-	(179,813)	(179,813)
Share-based compensation	-	38,291	-	-	38,291
Restricted share issuances, net of stock repurchased for payroll taxes	-	(20,567)	-	2,452	(18,115)

Balances at December 31, 2017	$1,671	$310,811	$3,803,844	$(2,277,001)	$1,839,325
Comprehensive income:
Net earnings	-	-	489,585	-	489,585
Cash dividend declared and paid ($0.96 per share)	-	-	(104,994)	-	(104,994)
Purchase of treasury shares	-	-	-	(150,338)	(150,338)
Share-based compensation	-	47,369	-	-	47,369
Restricted share issuances, net of stock repurchased for payroll taxes	-	(17,723)	-	(1,840)	(19,563)

Balances at December 31, 2018	$1,671	$340,457	$4,188,435	$(2,429,179)	$2,101,384

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net earnings	$489,585	$686,263	$432,090
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	435,893	383,518	361,510
Share-based compensation	47,369	38,291	40,625
Loss on sale of revenue equipment and other	12,107	7,370	5,490
Advance deposit impairment	-	20,240	-
Deferred income taxes	101,591	(248,764)	50,414
Changes in operating assets and liabilities:
Trade accounts receivable	(130,931)	(166,111)	(120,994)
Income taxes receivable or payable	(41,071)	(45,542)	60,956
Other current assets	(6,133)	69,462	(37,101)
Trade accounts payable	98,037	85,237	60,818
Claims accruals	21,580	25,021	5,524
Accrued payroll and other accrued expenses	59,814	168	(5,189)
Net cash provided by operating activities	1,087,841	855,153	854,143
Cash flows from investing activities:
Additions to property and equipment	(995,650)	(526,928)	(638,430)
Proceeds from sale of equipment	110,165	16,413	153,174
Business acquisition	-	(136,879)	-
Change in other assets	(1,288)	(3,888)	(132)
Net cash used in investing activities	(886,773)	(651,282)	(485,388)
Cash flows from financing activities:
Proceeds from revolving lines of credit and other	3,204,715	2,716,155	1,715,427
Payments on revolving lines of credit and other	(3,137,900)	(2,612,501)	(1,724,365)
Purchase of treasury stock	(150,338)	(179,813)	(249,760)
Stock option exercises and other	967	1,100	1,341
Stock repurchased for payroll taxes	(20,530)	(19,215)	(18,641)
Tax benefit of stock options exercised and restricted shares issued	-	-	7,044
Dividends paid	(104,994)	(101,362)	(98,990)
Net cash used in financing activities	(208,080)	(195,636)	(367,944)
Net increase/(decrease) in cash and cash equivalents	(7,012)	8,235	811
Cash and cash equivalents at beginning of year	14,612	6,377	5,566
Cash and cash equivalents at end of year	$7,600	$14,612	$6,377
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$39,901	$28,785	$24,800
Income taxes	$83,822	$190,783	$143,634
Noncash investing activities
Accruals for equipment received	$49,390	$53,026	$13,522

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts and revenue adjustments is based on historical experience, as well as any known trends or uncertainties related to customer billing and account collectability. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts and revenue adjustments for our trade accounts receivable was $23.6 million and $15.4 million at December 31, 2018 and 2017, respectively. The allowance for uncollectible accounts for our other receivables was $12.2 million and $8.6 million at December 31, 2018 and 2017, respectively.

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

At December 31, 2018 and 2017, we had no available-for-sale securities. See Note 8, Employee Benefit Plans, for a discussion of our trading securities.

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

Our revenue is earned through the service offerings of our four reportable business segments. See Note 13, Business Segments, for revenue reported by segment. All revenue transactions between reporting segments are eliminated in consolidation.

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

	Years ended December 31,
	2018	2017	2016
Weighted average shares outstanding – basic	109,375	109,987	112,474
Effect of common stock equivalents	1,053	1,062	887
Weighted average shares outstanding – diluted	110,428	111,049	113,361

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For each of the years ended December 31, 2018, 2017, and 2016, our top 10 customers, based on revenue, accounted for approximately 30%, 29%, and 29% of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 32% and 31% of our total trade accounts receivable at December 31, 2018 and 2017, respectively. We had no individual customers with revenues greater than 10% of total revenues.

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2016 through 2018, we were self-insured for $500,000 per occurrence for personal injury and property damage and self-insured for $100,000 per workers’ compensation claim. We have policies in place for 2019 with substantially the same terms as our 2018 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage, with the exception of decreasing our self-insured portion of workers’ compensation claims to zero for nearly all states.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2018 and 2017, we had an accrual of approximately $260 million and $238 million, respectively, for estimated claims. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2018 and 2017, we have recorded $261 million and $256 million, respectively, of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums. Of these total asset balances, $158 million and $193 million have been included in other receivables in our Consolidated Balance Sheets at December 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability for most leases on the balance sheet as well as other qualitative and quantitative disclosures. ASU 2016-02 is to be applied using a modified retrospective method and is effective for us on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases, which provides an optional transition method allowing entities to recognize a cumulative-effect adjustment to the opening balance of stockholders’ equity in the period of adoption, with no restatement of comparative prior periods required. We will adopt the standard using this optional transition method.

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

Upon adoption of the standard we will record offsetting lease assets and lease liabilities on our Consolidated Balance Sheet in the amount of $102.4 million, as of January 1, 2019. We do not expect the adoption of the standard to have a material impact on our earnings or debt covenant compliance and no impact on our cash flows.

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

Accounting Pronouncements Adopted in 2018

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted ASU 2014-09 in the first quarter 2018, using the modified retrospective transition approach, which did not have a material impact on how we recognize revenue or to our financial statements or disclosures.

3.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	December 31,
	2018	2017
Senior revolving line of credit	$307.1	$241.4
Senior notes	842.0	844.2
Less current portion of long-term debt	(250.7)	-
Total long-term debt	$898.4	$1,085.6

Aggregate maturities of long-term debt subsequent to December 31, 2018, are as follows: $250.7 million in 2019, $342.5 million in 2022, $307.1 in 2023, and $248.8 million thereafter.

Senior Revolving Line of Credit

In September 2018, we replaced our $500 million senior revolving credit facility dated September 2015 with a new credit facility authorizing us to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks. This new senior credit facility has a five year term expiring September 2023, and allows us to request an increase in the total commitment by up to $250 million and to request a one year extension of the maturity date. The applicable interest rate under this agreement is based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus an applicable margin and other fees. At December 31, 2018, we had $309.0 million outstanding at an average interest rate of 3.47% under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at December 31, 2018. For our senior notes maturing in 2019, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing senior revolving line of credit or other sources of long-term financing. In addition, we have a shelf registration filed with the SEC and may draw upon it as warranted.

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

We entered into receive fixed-rate and pay variable-rate interest rate swap agreements simultaneously with the issuance of our $250 million of 2.40% senior notes due March 2019 and $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amounts of these interest rate swap agreements equal those of the corresponding fixed-rate debt. The applicable interest rates under these agreements is based on LIBOR plus an established margin, resulting in an interest rate of 3.63% for our $250 million of 2.40% senior notes and 3.97% for our $350 million of 3.30% senior notes at December 31, 2018. The swaps expire when the corresponding senior notes are due. The fair values of these swaps are recorded in other assets and other long-term liabilities in our Consolidated Balance Sheet at December 31, 2018. See Note 9, Fair Value Measurements, for disclosure of fair value. These derivatives meet the required criteria to be designated as fair value hedges and as the specific terms and notional amounts of these derivative instruments match those of the fixed-rate debt being hedged, these derivative instruments are assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of these interest rate swaps recorded in earnings is offset by a corresponding change in the fair value of the related debt.

5.	Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2018 or 2017. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders. On January 23, 2019, we announced an increase in our quarterly cash dividend from $0.24 to $0.26 per share, which will be paid February 22, 2019, to stockholders of record on February 8, 2019. At December 31, 2018, we had 1.6 million shares of common stock to be issued upon the vesting of equity awards and 6.3 million shares reserved for future issuance pursuant to share-based payment plans. During calendar year 2018, we purchased approximately 1.3 million shares, or $150.3 million, of our common stock in accordance with plans authorized by our Board. At December 31, 2018, we had $371 million available under an authorized plan to purchase our common stock.

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

In the past, nonstatutory stock options have been granted to key employees for the purchase of our common stock for 100% of the fair market value of the common stock at the grant date as awarded by the Compensation Committee. These options generally vested over a 10-year period and were forfeited immediately if the employee terminated for any reason other than death, disability or retirement after age 55. We did not grant any stock options during the years ended December 31, 2018, 2017, and 2016.

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

	Years ended December 31,
	2018	2017	2016
Restricted share units
Pretax compensation expense	$32,797	$28,679	$29,938
Tax benefit	7,740	(4,385)	11,347
Restricted share units, net of tax	$25,057	$33,064	$18,591
Performance share units
Pretax compensation expense	$14,572	$9,612	$10,687
Tax benefit	3,439	(1,470)	4,050
Performance share awards, net of tax	$11,133	$11,082	$6,637

A summary of our restricted share units, performance share units, and nonstatutory stock options is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	1,516,750	$63.96
Granted	540,746	75.03
Vested	(520,619)	54.78
Forfeited	(34,221)	69.14
Unvested at December 31, 2016	1,502,656	$71.16
Granted	158,319	90.06
Vested	(380,702)	67.29
Forfeited	(37,745)	75.13
Unvested at December 31, 2017	1,242,528	$74.71
Granted	370,669	119.82
Vested	(337,512)	79.02
Forfeited	(29,850)	83.69
Unvested at December 31, 2018	1,245,835	$86.80

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	490,673	$67.04
Granted	142,114	74.71
Vested	(148,733)	62.84
Forfeited	-	-
Unvested at December 31, 2016	484,054	$70.58
Granted	-	-
Vested	(155,867)	68.27
Forfeited	-	-
Unvested at December 31, 2017	328,187	$71.68
Granted	150,763	122.57
Vested	(118,438)	69.29
Forfeited	-	-
Unvested at December 31, 2018	360,512	$93.74

At December 31, 2018, we had $59.1 million and $13.7 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately 3.6 years for restricted share units and 2.6 years for performance share units.

The aggregate intrinsic value of restricted and performance share units vested and options exercised during the years ended December 31, 2018, 2017, and 2016, was $55.1 million, $49.3 million, and $56.7 million, respectively. The aggregate intrinsic value of unvested restricted and performance share units was $149.5 million at December 31, 2018. The total fair value of shares vested for restricted share, performance share, and stock option awards during the years ended December 31, 2018, 2017, and 2016, was $35.0 million, $36.4 million, and $38.1 million, respectively.

7.	Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2018	2017	2016
Current:
Federal	$22,904	$134,284	$191,422
State and local	26,738	23,456	21,871
	49,642	157,740	213,293
Deferred:
Federal	97,670	(261,592)	45,846
State and local	3,921	12,828	4,568
	101,591	(248,764)	50,414
Total tax expense/(benefit)	$151,233	$(91,024)	$263,707

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 21% as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Income tax at federal statutory rate	$134,572	$208,334	$243,529
State tax, net of federal effect	24,627	18,334	19,165
Federal tax reform	(3,219)	(309,223)	-
Benefit of stock compensation	(4,919)	(4,907)	-
199/R&D credit	1,000	(7,056)	-
Nondeductible meals and entertainment	1,071	1,374	1,419
Change in effective state tax rate, net of federal benefit	(1,469)	3,403	(1,055)
Other, net	(430)	(1,283)	649
Total tax expense	$151,233	$(91,024)	$263,707

The Tax Cuts and Jobs Act (the Act) was enacted in December 2017. Beginning in 2018, the Act reduced the U.S. federal corporate tax rate from 35% to 21%. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act. However, we made a reasonable estimate of the effects on our existing deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which was generally 21%. The provisional amount recorded resulting from the remeasurement of our deferred tax balance was $309.2 million, which was included as a component of 2017 income tax from continuing operations. During 2018, we finalized our calculations for our 2017 federal income tax return, which was filed based on the law prior to the Act, resulting in no significant change to the initial measurement of these balances. Remaining aspects of the Act were not relevant to our operations.

Income taxes receivable was $102.4 million and $61.3 million at December 31, 2018 and 2017, respectively. These amounts have been included in other receivables in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017, are presented below (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Insurance accruals	$34,889	$27,700
Allowance for doubtful accounts	7,649	6,605
Compensation accrual	10,461	3,661
Deferred compensation accrual	20,396	17,620
Federal benefit of state uncertain tax positions	10,364	8,681
State NOL carry-forward	6,041	4,944
Other	4,626	3,134
Total gross deferred tax assets	94,426	72,345
Valuation allowance	(6,041)	(4,944)
Total deferred tax assets, net of valuation allowance	88,385	67,401
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	696,913	566,396
Prepaid permits and insurance, principally due to expensing for income tax purposes	33,594	28,089
Other	1,339	14,786
Total gross deferred tax liabilities	731,846	609,271
Net deferred tax liability	$643,461	$541,870

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

	December 31,
	2018	2017	2016
Beginning balance	$45.3	$35.4	$32.0
Additions based on tax positions related to the current year	13.9	11.6	10.3
Additions/(reductions) based on tax positions taken in prior years	(2.4)	5.4	(3.2)
Reductions due to settlements	-	(2.4)	(0.4)
Reductions due to lapse of applicable statute of limitations	(4.6)	(4.7)	(3.3)
Ending balance	$52.2	$45.3	$35.4

At December 31, 2018 and 2017, we had a total of $52.2 million and $45.3 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $43.1 million and $37.5 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2018 and 2017, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Statements of Earnings.  The amount of accrued interest and penalties recognized during the years ended December 31, 2018, 2017, and 2016, was $2.4 million, $2.1 million, and $1.9 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2018 and 2017, was $4.6 million and $3.6 million, respectively.

Tax years 2015 and forward remain subject to examination by federal tax jurisdictions, while tax years 2008 and forward remain open for state jurisdictions.

8.   Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2018, 2017, and 2016, our matching contributions to the plan were $19.7 million, $16.7 million, and $15.6 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of 2 to 25 years upon reaching age 55, having 15 years of service, or becoming disabled. Our total liability under this plan was $15.7 million as of December 31, 2018, and $16.4 million as of December 31, 2017. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $15.7 million as of December 31, 2018, and $16.4 million as of December 31, 2017.

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

	Asset/(Liability) Balance
	December 31,
	2018	2017	Input Level
Trading investments	$15.7	$16.4	1
Interest rate swaps	$(4.8)	$(1.4)	2
Senior notes, net of unamortized discount and debt issuance costs	$(591.3)	$(595.6)	2

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

Financial Instruments

The carrying amount of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis was $555.9 million and $490.0 million at December 31, 2018 and 2017, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $564.9 million and $506.3 million at December 31, 2018 and 2017, respectively.

In 2017, we remeasured an advance deposit previously made for the purchase of new trailing equipment from a carrying amount of $20.2 million to a fair value of zero, due the manufacturer not being able to meet delivery. The resulting charge was included in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. The carrying amounts of all other instruments at December 31, 2018 and 2017, approximate their fair value due to the short maturity of these instruments.

10.	Commitments and Contingencies

As of December 31, 2018, we had approximately $117.8 million of obligations remaining under operating lease arrangements related primarily to terminal and support facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018, are approximately $117.8 million, with payment streams as follows (in millions): 2019 - $34.9; 2020 - $29.9; 2021 - $20.7; 2022 - $13.7; and thereafter - $18.6.

Total rent expense was $98.7 million in 2018, $64.3 million in 2017, and $44.1 million in 2016. At December 31, 2018, we had outstanding commitments of approximately $381.6 million, net of proceeds from sales or trade-ins during 2019 and 2020, which is primarily related to the acquisition of containers, chassis, and tractors.

During 2018, we issued financial standby letters of credit as a guaranty of our performance under certain operating agreements and self-insurance arrangements. If we default on our commitments under the agreements or other arrangements, we are required to perform under these guaranties. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $1.3 million as of December 31, 2018.

We are a defendant in certain alleged class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. In the lead class-action, we reached an agreement and recorded a reserve in September 2018 to resolve all pending claims for a class settlement payment of $15 million, subject to Court approval. The Court granted preliminary settlement approval in November 2018. Notice of the settlement has been mailed to all settlement class members and the deadline for objections to the settlement passed without any objections filed. We expect the Court’s order granting final approval to be issued in April 2019. The overlapping claims in the other alleged class-action lawsuits remain stayed pending final approval of the settlement in the lead class-action case.

In January 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same, and the arbitration process is on-going. On October 5, 2018, we received the arbitrators’ Interim Award. The details of the Interim Award are confidential and require the parties to submit additional information requested by the arbitrators to decide certain unresolved matters. For the determined components of the Interim Award, we recorded an $18.3 million pre-tax charge in the third quarter 2018, related to certain charges claimed by BNSF for specific services requested for customers from April 2014 through May 2018. On December 7, 2018 the arbitrators’ issued their Clarified Interim Award of October 5, 2018 resulting from some of the parties’ additional submissions to the Panel regarding certain issues related to determining the revenue division between the parties. On January 11, 2019, the Panel issued its Second Interim Award ordering that $89.4 million is due from the Company to BNSF resulting from the adjusted revenue divisions relating to the 2016 period at issue ($52.1 million) and for calendar year 2017 ($37.3 million). The parties have been instructed to make further submissions on the revenue divisions for calendar year 2018 and going forward, as well as other confidential issues raised during the arbitration process so that the panel can issue an appropriate interim and/or final award regarding all issues raised during the proceeding. We recorded pretax charges for contingent liabilities in the fourth quarter 2018 of $89.4 million claimed by the BNSF for the period May 1, 2016 through December 31, 2017 and $44.6 million for the period January 1, 2018 through December 31, 2018, for a total of $134 million.

The other financial implications from the Interim Award and the Clarified Interim Award will not be fully determined until the arbitrators issue additional award(s) following their review of each party’s requested additional submissions. At this time, we are unable to reasonably predict the final outcome of the arbitration, and, as such, no further gain or loss contingency can be determined or recorded. If decided adversely, this matter could result in a liability material to our financial condition or results of operations. BNSF provides a significant amount of rail transportation services to our JBI business segment. Normal commercial business activity between the parties, including load tendering, load tracing, billing and payments, is expected to continue on a timely basis.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

11. Acquisitions

On January 7, 2019, we entered into an agreement to acquire substantially all of the assets and assume certain specified liabilities of the affiliated entities of Cory 1st Choice Home Delivery (Cory), subject to customary closing conditions.  The closing of the transaction was effective on February 15, 2019. The purchase price was $100 million. Upon closing of this acquisition, we acquired customer contracts, net working capital and assumed various facility leases. We used our existing revolving credit facility to finance this transaction.  The final calculation of net working capital and the purchase price allocation are currently in process. The Cory acquisition was accounted for as a business combination and will operate within our Dedicated Contract Services® business segment.

In July 2017, we entered into an agreement to acquire Special Logistics Dedicated, LLC (SLD), and its affiliated entities, subject to customary closing conditions.  The purchase price was $136.0 million with no assumption of debt. The closing of the transaction was effective on July 31, 2017. Total consideration paid in cash under the SLD agreement was $137.6 million and consisted of the agreed upon purchase price adjusted for an estimated working capital adjustment and cash acquired. In addition, we incurred approximately $3.1 million in transaction costs which are recorded in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. The SLD acquisition was accounted for as a business combination. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $76 million of finite-lived intangible assets and approximately $40 million of goodwill. Goodwill consists of acquiring and retaining the SLD existing network and expected synergies from the combination of operations. The results of the acquired operations after the respective acquisition date have been included in our Consolidated Statements of Earnings.

12. Goodwill and Other Intangible Assets

As discussed in Note 11, Acquisitions, in 2017, we recorded goodwill of approximately $40 million and additional finite-lived intangible assets of approximately $76 million in connection with the SLD acquisition. All goodwill was assigned to our Dedicated Contract Services® business segment. No impairment losses have been recorded for goodwill as of December 31, 2018. Prior to the SLD acquisition, our only intangible asset consisted of our purchased LDC network access within our Dedicated Contract Services® segment. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
	December 31,		Amortization
	2018	2017	Period
Finite-lived intangibles:
Non-competition agreements	$0.2	$0.2	5
Customer relationships	75.3	75.3	10
LDC Network	10.5	10.5	10
Total finite-lived intangibles	86.0	86.0
Less accumulated amortization	(20.9)	(12.3)
Total identifiable intangible assets, net	$65.1	$73.7

Our finite-lived intangible assets have no assigned residual values.

During the years ending December 31, 2018, 2017, and 2016, intangible asset amortization expense was $8.6 million, $4.2 million and $1.0 million, respectively. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $7.8 million for 2019 and $7.6 million for 2020 through 2023. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

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

Our customers are geographically dispersed across the United States. A summary of certain segment information as of December 31 is presented below (in millions):

	Assets (Excludes intercompany accounts)
	December 31,
	2018	2017
JBI	$2,221	$2,108
DCS	1,595	1,182
ICS	212	204
JBT	307	283
Other (includes corporate)	757	688
Total	$5,092	$4,465

	Revenues
	Years ended December 31,
	2018	2017	2016
JBI	$4,717	$4,084	$3,796
DCS	2,163	1,719	1,533
ICS	1,335	1,025	852
JBT	417	378	388
Total segment revenues	8,632	7,206	6,569
Intersegment eliminations	(17)	(16)	(14)
Total	$8,615	$7,190	$6,555

	Operating Income
	Years ended December 31,
	2018	2017	2016
JBI	$401	$407	$450
DCS	193	171	205
ICS	50	23	36
JBT	37	23	30
Total	$681	$624	$721

	Depreciation and Amortization Expense
	Years ended December 31,
	2018	2017	2016
JBI	$173	$163	$160
DCS	200	158	143
JBT	38	41	41
Other	25	22	18
Total	$436	$384	$362

14.     Quarterly Financial Information (Unaudited)

As further discussed in Note 10, Commitments and Contingencies, our fourth quarter 2018 operating income, net earnings and earnings per share included the impact of pretax charges for contingent liabilities. As further discussed in Note 7, Income Taxes, our fourth quarter 2017, net earnings and earnings per share included the effect of a $309.2 million provisional amount recorded as a component of income tax expense from continuing operations resulting from the remeasurement of our deferred tax balance due to the enactment of the Tax Cuts and Jobs Act. Operating results by quarter for the years ended December 31, 2018 and 2017 are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2018:
Operating revenues	$1,948,245	$2,139,027	$2,209,760	$2,317,842
Operating income	$168,781	$214,812	$174,688	$122,740
Net earnings	$118,142	$151,652	$131,110	$88,681
Basic earnings per share	$1.08	$1.39	$1.20	$0.81
Diluted earnings per share	$1.07	$1.37	$1.19	$0.81

2017:
Operating revenues	$1,629,158	$1,726,915	$1,843,334	$1,990,160
Operating income	$149,389	$163,615	$164,972	$145,814
Net earnings	$102,702	$97,869	$100,385	$385,308
Basic earnings per share	$0.93	$0.89	$0.92	$3.51
Diluted earnings per share	$0.92	$0.88	$0.91	$3.48