Form 10-Q
period 2019-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2019-04-26
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes   X            No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes                 No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2019 was 108,738,893.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended March 31, 2019

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

 (in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018

Operating revenues, excluding fuel surcharge revenues	$1,855,341	$1,712,934
Fuel surcharge revenues	234,286	235,311
Total operating revenues	2,089,627	1,948,245

Operating expenses:
Rents and purchased transportation	999,889	964,892
Salaries, wages and employee benefits	516,326	450,265
Depreciation and amortization	119,930	105,583
Fuel and fuel taxes	112,125	107,881
Operating supplies and expenses	78,172	70,681
General and administrative expenses, net of asset dispositions	45,038	32,326
Insurance and claims	28,994	28,499
Operating taxes and licenses	13,160	11,588
Communication and utilities	8,198	7,749
Total operating expenses	1,921,832	1,779,464
Operating income	167,795	168,781
Net interest expense	13,033	9,152
Earnings before income taxes	154,762	159,629
Income taxes	35,161	41,487
Net earnings	$119,601	$118,142

Weighted average basic shares outstanding	108,730	109,754

Basic earnings per share	$1.10	$1.08

Weighted average diluted shares outstanding	109,664	110,863

Diluted earnings per share	$1.09	$1.07

Dividends declared per common share	$0.26	$0.24

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

 (in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,363	$7,600
Trade accounts receivable, net	1,002,483	1,051,698
Prepaid expenses and other, net	383,313	443,683
Total current assets	1,438,159	1,502,981
Property and equipment, at cost	5,453,569	5,329,243
Less accumulated depreciation	1,913,831	1,884,132
Net property and equipment	3,539,738	3,445,111
Goodwill and intangible assets, net	196,940	105,157
Other assets	152,445	38,398
Total assets	$5,327,282	$5,091,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$250,706
Trade accounts payable	594,704	709,736
Claims accruals	267,481	275,139
Accrued payroll	63,991	80,922
Other accrued expenses	72,063	35,845
Total current liabilities	998,239	1,352,348

Long-term debt	1,284,550	898,398
Other long-term liabilities	172,239	96,056
Deferred income taxes	668,490	643,461
Stockholders' equity	2,203,764	2,101,384
Total liabilities and stockholders' equity	$5,327,282	$5,091,647

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity

 (in thousands, except per share amounts)

(unaudited)

		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2017	$1,671	$310,811	$3,803,844	$(2,277,001)	$1,839,325
Comprehensive income:
Net earnings	-	-	118,142	-	118,142
Cash dividend declared and paid ($0.24 per share)	-	-	(26,341)	-	(26,341)
Share-based compensation	-	12,036	-	-	12,036
Restricted share issuances, net of stock repurchased for payroll taxes	-	(136)	-	37	(99)

Balances at March 31, 2018	$1,671	$322,711	$3,895,645	$(2,276,964)	$1,943,063

Balances at December 31, 2018	$1,671	$340,457	$4,188,435	$(2,429,179)	$2,101,384
Comprehensive income:
Net earnings	-	-	119,601	-	119,601
Cash dividend declared and paid ($0.26 per share)	-	-	(28,272)	-	(28,272)
Share-based compensation	-	13,571	-	-	13,571
Restricted share issuances, net of stock repurchased for payroll taxes	-	(2,147)	-	(373)	(2,520)

Balances at March 31, 2019	$1,671	$351,881	$4,279,764	$(2,429,552)	$2,203,764

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

 (in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$119,601	$118,142
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	119,930	105,583
Noncash lease expense	8,484	-
Share-based compensation	13,571	12,036
Loss on sale of revenue equipment and other	2,252	2,815
Deferred income taxes	25,030	3,412
Changes in operating assets and liabilities:
Trade accounts receivable	58,109	19,864
Other assets	(54,421)	(49,189)
Trade accounts payable	(14,325)	(10,650)
Income taxes payable or receivable	12,213	35,434
Claims accruals	(920)	12,543
Accrued payroll and other accrued expenses	(38,783)	11,628
Net cash provided by operating activities	250,741	261,618

Cash flows from investing activities:
Additions to property and equipment	(257,658)	(206,108)
Net proceeds from sale of equipment	45,512	27,063
Business acquisition	(98,543)	-
Change in other assets	(15)	(299)
Net cash used in investing activities	(310,704)	(179,344)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	700,000	-
Payments on long-term debt	(250,000)	-
Proceeds from revolving lines of credit and other	730,618	687,036
Payments on revolving lines of credit and other	(1,045,100)	(750,400)
Stock repurchased for payroll taxes	(2,520)	(99)
Dividends paid	(28,272)	(26,341)
Net cash provided by/(used in) financing activities	104,726	(89,804)
Net change in cash and cash equivalents	44,763	(7,530)
Cash and cash equivalents at beginning of period	7,600	14,612
Cash and cash equivalents at end of period	$52,363	$7,082

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,363	$11,769
Income taxes	$2,163	$1,834
Noncash investing activities
Accruals for equipment received	$49,639	$42,554

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2019, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

Leases

We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We initially record these assets and liabilities based on the present value of lease payments over the lease term calculated using our incremental borrowing rate applicable to the leased asset or the implicit rate within the agreement if it is readily determinable. Lease agreements with lease and nonlease components are combined as a single lease component. Right-of-use assets additionally include net prepaid lease expenses. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. Leases with an initial term of 12 months or less, short-term leases, are not recorded on the balance sheet. Lease expense for short-term and long-term operating leases is recognized on a straight-line bases over the lease term, while variable lease payments are expensed as incurred.

Accounting Pronouncement Adopted in 2019

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability for most leases on the balance sheet as well as other qualitative and quantitative disclosures. ASU 2016-02 is to be applied using a modified retrospective method and was effective for us on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases, which provides an optional transition method allowing entities to recognize a cumulative-effect adjustment to the opening balance of stockholders’ equity in the period of adoption, with no restatement of comparative prior periods required. We adopted the standard using this optional transition method.

The FASB has provided certain practical expedients in applying the standard. Of the allowed practical expedients within the standard applicable to our operations, we elected the package of practical expedients, which among other things, allowed us to carry forward the historical lease classification upon adoption of the standard. We did not elect the hindsight practical expedient when determining the lease term for existing leases. In addition, we did not separate nonlease components from lease components by class of underlying assets where appropriate and we did not apply the recognition requirements of the standard to short-term leases, as allowed by the standard.

Upon adoption of the standard we recorded offsetting lease assets and lease liabilities, resulting in a $102.4 million increase in other assets, a $32.3 million increase in other accrued expenses and a $70.1 million increase in other long-term liabilities in our Condensed Consolidated Balance Sheet, as of January 1, 2019. The adoption of the standard did not have a material impact on our Condensed Consolidated Statements of Earnings, Condensed Consolidated Statements of Cash Flows or debt covenant compliance.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 0.9 million shares during the first quarter 2019, compared to 1.1 million shares during the first quarter 2018.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted share units:
Pretax compensation expense	$9,741	$8,591
Tax benefit	2,435	2,234
Restricted share unit expense, net of tax	$7,306	$6,357
Performance share units:
Pretax compensation expense	$3,830	$3,445
Tax benefit	957	896
Performance share unit expense, net of tax	$2,873	$2,549

As of March 31, 2019, we had $88.1 million and $23.8 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.3 years for restricted share units and 2.3 years for performance share units. During the first quarter 2019, we issued 170 shares for vested restricted share units and 51,441 shares for vested performance share units.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	March 31, 2019	December 31, 2018
Senior revolving line of credit	$-	$307.1
Senior notes	1,284.6	842.0
Less current portion of long-term debt	-	(250.7)
Total long-term debt	$1,284.6	$898.4

Senior Revolving Line of Credit

At March 31, 2019, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At March 31, 2019, we had no outstanding borrowings under this agreement.

Senior Notes

Our senior notes consist of three separate issuances. The first is $250 million of 3.85% senior notes due March 2024, which was issued in March 2014. Interest payments under this note are due semiannually in March and September of each year, beginning September 2014. The second is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under this note are due semiannually in February and August of each year, beginning February 2016. The third is $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under this note are due semiannually in March and September of each year, beginning September 2019. All three senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to shelf registration statements filed in February 2014 and January 2019. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 5, Derivative Financial Instruments, for terms of an interest rate swap entered into on the $350 million of 3.30% senior notes due August 2022. Our $250 million of 2.40% senior notes matured in March 2019. The entire outstanding balance was paid in full at maturity.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2019.

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

We entered into a receive fixed-rate and pay variable-rate interest rate swap agreement simultaneously with the issuance of our $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amount of this interest rate swap agreement equals that of the corresponding fixed-rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 4.04% for our $350 million of 3.30% senior notes at March 31, 2019. The swap expires when the corresponding senior notes are due. The fair value of this swap is recorded in other long-term liabilities in our Condensed Consolidated Balance Sheet at March 31, 2019. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of this interest rate swap recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On April 20, 2017, our Board of Directors authorized the purchase of up to $500 million of our common stock. At March 31, 2019, $371 million of the combined authorization was remaining. We did not purchase any shares under our repurchase authorization during the three months ended March 31, 2019. On January 23, 2019, we announced an increase in our quarterly cash dividend from $0.24 to $0.26, which was paid February 22, 2019, to stockholders of record on February 8, 2019. On April 18, 2019, our Board of Directors declared a regular quarterly dividend of $0.26 per common share, which will be paid on May 17, 2019, to stockholders of record on May 3, 2019.

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

	Asset/(Liability) Balance
	March 31, 2019	December 31, 2018	Input Level
Trading investments	$18.4	$15.7	1
Interest rate swaps	$(4.9)	$(4.8)	2
Senior notes, net of unamortized discount and debt issuance costs	$(343.4)	$(591.3)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of interest rate swaps and corresponding senior notes have been measured using the income approach (Level 2), which include relevant interest rate curve inputs. Trading investments are classified in other assets in our Consolidated Balance Sheets. Interest rate swaps are classified in other long-term liabilities and other accrued expenses in our Condensed Consolidated Balance Sheets. The senior notes are classified in long-term debt and current portion of long-term debt in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at March 31, 2019, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $941.2 million and $979.2 million, respectively.

The carrying amounts of all other instruments at March 31, 2019, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 22.7% for the three months ended March 31, 2019, compared to 26.0% for the three months ended March 31, 2018. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. Our effective income tax rate for the first quarter 2019 included the effect of a favorable settlement of a state income tax audit.

At March 31, 2019, we had a total of $49.5 million in gross unrecognized tax benefits, which are a component of other long-term liabilities in our Condensed Consolidated Balance Sheets. Of this amount, $40.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $5.3 million at March 31, 2019.

9.	Legal Proceedings

We are a defendant in certain alleged class-action lawsuits in which the plaintiffs are current and former California-based employee drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. In the lead class-action, we reached an agreement and recorded a reserve in September 2018 to resolve all pending claims for a class settlement payment of $15 million, subject to Court approval. The United States District Court for the Central District of California entered an order granting final approval of the class settlement on April 23, 2019. We anticipate the overlapping class claims in the other alleged class-action lawsuits that have been stayed pending final approval of the class settlement in the lead class-action case will be dismissed.

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same, and the arbitration process is on-going. In October 2018 we received the arbitrators’ Interim Award. The details of the Interim Award are confidential and require the parties to submit additional information requested by the arbitrators to decide certain unresolved matters. For the determined components of the Interim Award, we recorded an $18.3 million pre-tax charge in the third quarter 2018 related to certain charges claimed by BNSF for specific services requested for customers from April 2014 through May 2018. In December 2018 the arbitrators’ issued their Clarified Interim Award of October 2018 resulting from some of the parties’ additional submissions to the Panel regarding certain issues related to determining the revenue division between the parties. In January 2019 the Panel issued its Second Interim Award ordering that $89.4 million is due from the Company to BNSF resulting from the adjusted revenue divisions relating to the 2016 period at issue ($52.1 million) and for calendar year 2017 ($37.3 million). The parties have made further submissions on the revenue divisions for calendar year 2018 and going forward, as well as other confidential issues raised during the arbitration process so that the panel can issue an appropriate interim and/or final award regarding all issues raised during the proceeding. We recorded pretax charges for contingent liabilities in the fourth quarter 2018 of $89.4 million claimed by the BNSF for the period May 1, 2016 through December 31, 2017 and $44.6 million for the period January 1, 2018 through December 31, 2018, for a total of $134 million.

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

10.	Leases

As of March 31, 2019, we had various obligations remaining under operating lease arrangements related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards and equipment. Many of these leases include one or more options, at our discretion, to renew and extend the agreement beyond the current lease expiration date or to terminate the agreement prior to the lease expiration date. These options are included in the calculation of our operating lease liability when it becomes reasonably certain the option will be exercised. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Operating leases with an initial term of more than 12 months are included in our Condensed Consolidated Balance Sheets as discounted liabilities and corresponding right-of-use assets consisting of the following (in millions):

Asset/(Liability) Balance
March 31, 2019
Right-of-use assets	$117.5
Lease liabilities, current	$(38.5)
Lease liabilities, long-term	$(78.2)

Right-of-use assets are classified in other assets in our Condensed Consolidated Balance Sheets. Operating lease liability, current is classified in other accrued expenses, while operating lease liability, long-term is classified in other long-term liabilities in our Condensed Consolidated Balance Sheets.

As of March 31, 2019, the weighted-average remaining lease term for our outstanding operating lease obligations was 4.4 years and the weighted-average discount rate was 3.5%. Future minimum lease payments under these operating leases as of March 31, 2019, are as follows (in millions):

Year one	$38.4
Year two	32.9
Year three	22.9
Year four	15.0
Year five	7.2
Thereafter	9.7
Total lease payments	126.1
Less interest	(9.4)
Present value of lease liabilities	$116.7

During the three months ended March 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $9.6 million, while $9.4 million of operating lease expense was recognized on a straight-line basis. In addition, a total of $23.7 million of right-of-use assets were obtained during the first quarter 2019, in exchange for new operating lease liabilities, of which, $16.0 million were obtained through the business combination discussed at Note 11, Acquisitions.

11.	Acquisitions

On January 7, 2019, we entered into an asset purchase agreement to acquire substantially all of the assets and assume certain specified liabilities of the affiliated entities of Cory 1st Choice Home Delivery (Cory), subject to customary closing conditions.  The closing of the transaction was effective on February 15, 2019, with a purchase price of $100 million. Total consideration paid in cash under the Cory agreement was $98.5 million and consisted of the agreed upon purchase price adjusted for estimated working capital adjustments. In addition, we incurred approximately $2.9 million in transaction costs which are recorded in general and administrative expenses, net of asset dispositions in our Condensed Consolidated Statements of Earnings. The Cory acquisition was accounted for as a business combination and will operate within our Dedicated Contract Services® business segment. Assets acquired and liabilities assumed were recorded in our Condensed Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $65.5 million of definite-lived intangible assets and approximately $28.4 million of goodwill. Goodwill consists of acquiring and retaining the Cory existing network and expected synergies from the combination of operations. The following table outlines the consideration transferred and preliminary purchase price allocation at their respective estimated fair values as of February 15, 2019 (in millions):

Consideration	$98.5
Accounts receivable	8.9
Other current assets	0.5
Property and equipment	1.5
Right-of-use assets	16.0
Intangible	65.5
Accounts payable and accrued liabilities	(6.3)
Lease liabilities	(16.0)
Goodwill	$28.4

12.	Goodwill and Other Intangible Assets

As discussed in Note 11, Acquisitions, in first quarter 2019, we recorded additional goodwill of approximately $28.4 million and additional finite-lived intangible assets of approximately $65.5 million in connection with the Cory acquisition. Total goodwill was $68.5 million and $40.1 million at March 31, 2019, and December 31, 2018, respectively. All goodwill is assigned to our Dedicated Contract Services® business segment and no impairment losses have been recorded for goodwill as of March 31, 2019. Prior to the Cory acquisition, our intangible assets consisted of those arising from a previous business acquisition and our purchased LDC network access, both within our Dedicated Contract Services® segment. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
			Amortization
	March 31, 2019	December 31, 2018	Period
Finite-lived intangibles:
Non-competition agreements	$1.2	$0.2	6.7
Customer relationships	139.8	75.3	10.0
LDC Network	10.5	10.5	10.0
Total finite-lived intangibles	151.5	86.0
Less accumulated amortization	(23.1)	(20.9)
Total identifiable intangible assets, net	$128.4	$65.1

Our finite-lived intangible assets have no assigned residual values.

Intangible asset amortization expense was $2.2 million for the first quarter 2019 and 2018. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $12.8 million for 2019 and $14.2 million for 2020 through 2023. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

13.	Business Segments

We reported four distinct business segments during the three months ended March 31, 2019 and 2018. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2018. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2019	December 31, 2018
JBI	$2,273	$2,221
DCS	1,833	1,595
ICS	206	212
JBT	291	307
Other (includes corporate)	724	757
Total	$5,327	$5,092

	Operating Revenues For The Three Months Ended March 31,
	2019	2018
JBI	$1,088	$1,070
DCS	602	494
ICS	301	296
JBT	102	93
Subtotal	2,093	1,953
Inter-segment eliminations	(3)	(5)
Total	$2,090	$1,948

	Operating Income For The Three Months Ended March 31,
	2019	2018
JBI	$103.3	$114.2
DCS	50.3	40.6
ICS	7.0	8.9
JBT	7.2	5.1
Total	$167.8	$168.8

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2019	2018
JBI	$44.4	$42.7
DCS	57.4	46.9
ICS	0.9	0.4
JBT	8.8	10.2
Other (includes corporate)	8.4	5.4
Total	$119.9	$105.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2018, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic and business conditions, competition and competitive rate fluctuations, cost and availability of diesel fuel, ability to attract and retain qualified drivers and delivery personnel, a loss of one or more major customers, interference with or termination of our relationships with certain railroads, rail service delays, insurance costs and availability, claims expense, retention of key employees, terrorist attacks or actions, acts of war, adverse weather conditions, disruption or failure of information systems, new or different environmental or other laws and regulations, operational disruption or adverse effects of business acquisitions, increased costs for new revenue equipment or decreases in the value of used equipment, and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2018, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate four distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our four business segments is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2018.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2018, contains a summary of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income
	2019	2018	2019	2018
JBI	$1,088	$1,070	$103.3	$114.2
DCS	602	494	50.3	40.6
ICS	301	296	7.0	8.9
JBT	102	93	7.2	5.1
Subtotal	2,093	1,953	167.8	168.8
Inter-segment eliminations	(3)	(5)	-	-
Total	$2,090	$1,948	$167.8	$168.8

Total consolidated operating revenues increased to $2.09 billion for the first quarter 2019, a 7% increase from $1.95 billion in the first quarter 2018, and an 8% increase excluding fuel surcharge revenues. This increase in operating revenues was primarily due to an 11% increase in revenue per load, excluding fuel surcharges, in JBI, a 22% increase in revenues in DCS related to new customer contracts and rate increases, a 15% increase in load volume in ICS and a 10% increase in JBT revenue primarily due to customer rate increases and a larger operating fleet compared to the same period in 2018. These overall increases were partially offset by a 7% decrease in JBI load volume and a 12% decrease in revenue per load in ICS.

JBI segment revenue increased 2% to $1.09 billion during the first quarter 2019, compared with $1.07 billion in 2018. Load volumes during the first quarter 2019 decreased 7% over the same period 2018. Transcontinental loads declined 8% during the first quarter 2019, while the Eastern network load volume was down 7% compared to the first quarter 2018. Approximately half of this decrease in volume is attributable to anticipated rail lane closures and persistent severe winter weather events in the Midwest region that impacted operations. The 2% increase in revenue was primarily due to a 10% increase in revenue per load, which is determined by the combination of customer rates, fuel surcharges and freight mix. Revenue per load excluding fuel surcharge revenue increased 11% year over year. JBI segment operating income decreased 10%, to $103.3 million in the first quarter 2019, from $114.2 million in 2018. Benefits from customer rate increases and freight mix were more than offset by an increase in rail purchased transportation costs; reduced network utilization and lower dray efficiency created from winter weather interruptions; higher equipment ownership and maintenance costs; and increased driver wages and recruiting costs compared to the first quarter 2018. The current period ended with approximately 95,800 units of trailing capacity and 5,671 power units assigned to the dray fleet.

DCS segment revenue increased 22% to $602 million in the first quarter 2019 from $494 million in 2018. Productivity, defined as revenue per truck per week, increased 6% when compared to 2018. Productivity excluding fuel surcharges increased 4%, primarily due to customer rate increases and better integration of assets between customer accounts during the first quarter of 2019 compared to 2018. In addition, the growth in DCS revenue includes an increase of $26 million in Final Mile Services (FMS) revenue compared to first quarter 2018. A net additional 1,644 revenue producing trucks were in the fleet by the end of the first quarter 2019 compared to a year ago, primarily from private fleet conversions and growth in FMS in the current and prior periods. DCS segment operating income increased 24% to $50.3 million in the first quarter 2019, from $40.6 million in 2018. Increased revenue was partially offset by increased driver wages and recruiting costs and higher facilities rent and costs to expand the FMS network, compared to the first quarter 2018.

ICS segment revenue increased 2% to $301 million in the first quarter 2019, from $296 million in 2018. Overall volumes increased 15% while revenue per load decreased 12%, primarily due to customer mix changes and a lower spot pricing market when compared to first quarter 2018. Contractual business represented approximately 68% of total load volume and 51% of total revenue in the first quarter 2019, compared to 67% and 44%, respectively, in 2018. Approximately $186 million of first quarter 2019 ICS revenue was executed through the Marketplace for J.B. Hunt 360° compared to $96 million in the first quarter 2018. ICS segment operating income decreased 22% to $7.0 million in the first quarter 2019, from $8.9 million in 2018. Gross profit margin increased to 16.5% in the first quarter 2019, compared to 14.4% in 2018, primarily due to an adequate supply of carrier capacity to accommodate customer demand during the current period. Increased gross profit margin was more than offset by continued personnel growth costs and increased technology spending as the Marketplace for J.B. Hunt 360° continues to expand in functionality and capacity. ICS’s carrier base increased 29% and employee count increased 18% compared to first quarter 2018.

JBT segment revenue totaled $102 million for the first quarter 2019, an increase of 10% from $93 million in first quarter 2018. Revenue excluding fuel surcharge increased 12% primarily from customer rate increases and a 4% increase in load count compared to first quarter 2018. Load volume in the first quarter 2019 was negatively impacted by severe winter weather events in the Midwest region of operations. Revenue per load excluding fuel surcharge increased 8%, primarily from a 12% increase in rates per loaded mile, partially offset by a 4% decrease in length of haul when compared to first quarter 2018. At the end of the first quarter 2019, JBT operated 2,043 tractors compared to 1,926 in 2018. JBT segment operating income increased 41% to $7.2 million in 2019, compared with $5.1 million during first quarter 2018. Benefits from the higher revenue per load and lower equipment ownership costs were partially offset by higher driver and independent contractor costs per mile and higher recruiting costs per driver and independent contractor compared to first quarter 2018.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2019	2018	2019 vs. 2018
Total operating revenues	100.0%	100.0%	7.3%
Operating expenses:
Rents and purchased transportation	47.9	49.5	3.6
Salaries, wages and employee benefits	24.7	23.1	14.7
Depreciation and amortization	5.7	5.4	13.6
Fuel and fuel taxes	5.4	5.5	3.9
Operating supplies and expenses	3.7	3.6	10.6
General and administrative expenses, net of asset dispositions	2.2	1.7	39.3
Insurance and claims	1.4	1.5	1.7
Operating taxes and licenses	0.6	0.6	13.6
Communication and utilities	0.4	0.4	5.8
Total operating expenses	92.0	91.3	8.0
Operating income	8.0	8.7	(0.6)
Net interest expense	0.6	0.5	42.4
Earnings before income taxes	7.4	8.2	(3.0)
Income taxes	1.7	2.1	(15.2)
Net earnings	5.7%	6.1%	1.2%

Total operating expenses increased 8.0%, while operating revenues increased 7.3%, during the first quarter 2019, from the comparable period 2018. Operating income decreased to $167.8 million during the first quarter 2019, from $168.8 million in 2018.

Rents and purchased transportation costs increased 3.6% in 2019. This increase was primarily the result of increased third-party rail purchased transportation rates in JBI and increased load volumes in ICS, which increased services provided by third-party truck carriers.

Salaries, wages and employee benefit costs increased 14.7% in 2019 compared with 2018. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Depreciation and amortization expense increased 13.6% in 2019, primarily due to equipment purchases related to new DCS long-term customer contracts. Fuel costs increased 3.9% in 2019, compared with 2018, due to increased road miles, partially offset by a decrease in the price of fuel.

Operating supplies and expenses increased 10.6% in 2019, compared with 2018, primarily due to higher equipment maintenance costs, increased toll costs and higher travel expenses. General and administrative expenses increased 39.3% for the current quarter from the comparable period in 2018, primarily due to increased technology spend on the J.B. Hunt 360° platform and legacy system upgrades, higher FMS network facility costs, and increased advertising expenses. Net loss from sale or disposal of assets was $2.3 million in 2019, compared to a net loss of $2.8 million in 2018. Insurance and claims expense increased 1.7% in 2019, compared with 2018, due to higher incident volume.

Net interest expense increased 42.4% in 2019, due primarily to increased debt levels and higher effective interest rates on our debt. Income tax expense decreased 15.2% in first quarter 2019, compared with 2018, primarily due to decreased taxable earnings and a lower effective income tax rate due to the favorable settlement of a state income tax audit during the current period. Our effective income tax rate was 22.7% for the first quarter 2019, compared to 26.0% in 2018. Our annual tax rate for 2019 is expected to be 24.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $251 million during the first three months of 2019, compared with $262 million for the same period 2018. Operating cash flows decreased due to the timing of general working capital activities. Net cash used in investing activities totaled $311 million in 2019, compared with $179 million in 2018. The increase resulted from the purchase of Cory, which closed during first quarter 2019, and an increase in equipment purchases, net of proceeds from the sale of equipment, during the current period. Net cash provided by financing activities was $105 million in 2019, compared with net cash used in financing activities of $90 million in 2018. This change resulted primarily from the issuance of our $700 million of 3.875% senior notes due March 2026, partially offset by the full retirement of our $250 million of 2.40% senior notes that matured in March 2019 and the pay down of our senior revolving line of credit to zero, during first quarter 2019.

Debt and Liquidity Data

	March 31, 2019	December 31, 2018	March 31, 2018
Working capital ratio	1.44	1.11	1.13
Current portion of long-term debt (millions)	-	$250.7	$247.6
Total debt (millions)	$1,284.6	$1,149.1	$1,000.0
Total debt to equity	0.58	0.55	0.51
Total debt as a percentage of total capital	37%	35%	34%

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment as well as periodic business acquisitions. We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions. We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment.

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of March 31, 2019 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$126.1	$38.4	$55.8	$22.2	$9.7
Debt obligations	1,300.0	-	-	600.0	700.0
Interest payments on debt (1)	284.1	50.9	101.8	79.4	52.0
Commitments to acquire revenue equipment and facilities	278.3	278.3	-	-	-
Total	$1,988.5	$367.6	$157.6	$701.6	$761.7

(1)	Interest payments on debt are based on the debt balance and applicable rate at March 31, 2019.

Our net capital expenditures were approximately $212 million during the first three months of 2019, compared with $179 million for the same period 2018. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2019 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $278 million during 2019 and 2020. We expect to spend in the range of $410 million to $430 million for net capital expenditures during the remainder of 2019. On February 15, 2019, we completed our acquisition of substantially all of the assets and assumption of certain specified liabilities of the affiliated entities of Cory; see Note 11, Acquisitions, in our Condensed Consolidated Financial Statements. We used our existing revolving credit facility to finance this transaction and to provide any necessary liquidity for current and future operations. This acquisition did not have a material impact on our interest expense. The table above excludes $54.8 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $278 million, as of March 31, 2019.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2018, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

●

Our business is subject to general economic and business factors, any of which could have a material adverse effect on our results of operations. Economic trends and tightening of credit in financial markets could adversely affect our ability, and the ability of our suppliers, to obtain financing for operations and capital expenditures.

●	We depend on third parties in the operation of our business.

●	Rapid changes in fuel costs could impact our periodic financial results.

●	Insurance and claims expenses could significantly reduce our earnings.

●	We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

●	We operate in a regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

●	Difficulty in attracting and retaining drivers, delivery personnel and third-party carriers could affect our profitability and ability to grow.

●	A determination that independent contractors are employees could expose us to various liabilities and additional costs.

●	We may be subject to litigation claims that could result in significant expenditures.

●	We rely significantly on our information technology systems, a disruption, failure or security breach of which could have a material adverse effect on our business.

●	We operate in a competitive and highly fragmented industry. Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

●	Extreme or unusual weather conditions can disrupt our operations, impact freight volumes and increase our costs, all of which could have a material adverse effect on our business results.

●	Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

●	Acquisitions or business combinations may disrupt or have a material adverse effect on our operations or earnings.

ITEM 3. Quantitative And Qualitative Disclosures AbouT Market Risk

Our outstanding debt at March 31, 2019 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 3.30% to 3.875%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $350 million of 3.30% fixed rate senior notes due August 2022 to a variable rate, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2019. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of March 31, 2019, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There were no changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

ITEM 1.     LEGAL PROCEEDINGS

We are a defendant in certain alleged class-action lawsuits in which the plaintiffs are current and former California-based employee drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items. In the lead class-action, we reached an agreement and recorded a reserve in September 2018 to resolve all pending claims for a class settlement payment of $15 million, subject to Court approval. The United States District Court for the Central District of California entered an order granting final approval of the class settlement on April 23, 2019. We anticipate the overlapping class claims in the other alleged class-action lawsuits that have been stayed pending final approval of the class settlement in the lead class-action case will be dismissed.

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same, and the arbitration process is on-going. In October 2018 we received the arbitrators’ Interim Award. The details of the Interim Award are confidential and require the parties to submit additional information requested by the arbitrators to decide certain unresolved matters. For the determined components of the Interim Award, we recorded an $18.3 million pre-tax charge in the third quarter 2018 related to certain charges claimed by BNSF for specific services requested for customers from April 2014 through May 2018. In December 2018 the arbitrators’ issued their Clarified Interim Award of October 2018 resulting from some of the parties’ additional submissions to the Panel regarding certain issues related to determining the revenue division between the parties. In January 2019 the Panel issued its Second Interim Award ordering that $89.4 million is due from the Company to BNSF resulting from the adjusted revenue divisions relating to the 2016 period at issue ($52.1 million) and for calendar year 2017 ($37.3 million). The parties have made further submissions on the revenue divisions for calendar year 2018 and going forward, as well as other confidential issues raised during the arbitration process so that the panel can issue an appropriate interim and/or final award regarding all issues raised during the proceeding. We recorded pretax charges for contingent liabilities in the fourth quarter 2018 of $89.4 million claimed by the BNSF for the period May 1, 2016 through December 31, 2017 and $44.6 million for the period January 1, 2018 through December 31, 2018, for a total of $134 million.

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

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

4.1

Base Indenture, dated as of March 1, 2019, by and among the Company, Transport and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed March 1, 2019)

4.2

First Supplemental Indenture, dated as of March 1, 2019, by and among the Company, Transport and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed March 1, 2019)

4.3	Form of 3.875% Senior Note due 2026 (set forth as Exhibit A to the First Supplemental Indenture attached as Exhibit 4.2 hereto)

10.1	Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 1, 2019)

10.2

First Amendment to Credit Agreement, dated as of March 1, 2019, by and among the Company, Transport, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed March 1, 2019)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Asset Purchase Agreement dated January 7, 2019 (incorporated by reference from Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed January 10, 2019)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 26th day of April, 2019.

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