Form 10-Q
period 2019-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2019-07-26
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

www.jbhunt.com

(Registrant's web site)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	JBHT	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes   X            No

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

            Yes                 No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2019 was 106,768,145.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2019

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Operating revenues, excluding fuel surcharge revenues	$1,996,266	$1,874,388	$3,851,608	$3,587,321
Fuel surcharge revenues	265,381	264,639	499,666	499,951
Total operating revenues	2,261,647	2,139,027	4,351,274	4,087,272

Operating expenses:
Rents and purchased transportation	1,086,416	1,073,164	2,086,305	2,038,057
Salaries, wages and employee benefits	535,147	465,326	1,051,472	915,592
Depreciation and amortization	123,995	107,423	243,924	213,006
Fuel and fuel taxes	118,037	115,541	230,162	223,422
Operating supplies and expenses	84,264	76,446	162,436	147,126
General and administrative expenses, net of asset dispositions	46,539	37,306	91,578	69,630
Insurance and claims	52,013	28,371	81,007	56,870
Operating taxes and licenses	13,565	12,234	26,725	23,822
Communication and utilities	8,578	8,404	16,777	16,153
Total operating expenses	2,068,554	1,924,215	3,990,386	3,703,678
Operating income	193,093	214,812	360,888	383,594
Net interest expense	14,763	9,855	27,796	19,008
Earnings before income taxes	178,330	204,957	333,092	364,586
Income taxes	44,697	53,305	79,858	94,792
Net earnings	$133,633	$151,652	$253,234	$269,794

Weighted average basic shares outstanding	107,387	109,449	108,055	109,601

Basic earnings per share	$1.24	$1.39	$2.34	$2.46

Weighted average diluted shares outstanding	108,373	110,682	109,015	110,771

Diluted earnings per share	$1.23	$1.37	$2.32	$2.44

Dividends declared per common share	$0.26	$0.24	$0.52	$0.48

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,875	$7,600
Trade accounts receivable, net	1,040,153	1,051,698
Prepaid expenses and other, net	337,336	443,683
Total current assets	1,384,364	1,502,981
Property and equipment, at cost	5,635,867	5,329,243
Less accumulated depreciation	1,957,782	1,884,132
Net property and equipment	3,678,085	3,445,111
Goodwill and intangible assets, net	193,403	105,157
Other assets	164,887	38,398
Total assets	$5,420,739	$5,091,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$250,706
Trade accounts payable	640,324	709,736
Claims accruals	277,669	275,139
Accrued payroll	59,282	80,922
Other accrued expenses	84,247	35,845
Total current liabilities	1,061,522	1,352,348

Long-term debt	1,372,143	898,398
Other long-term liabilities	175,656	96,056
Deferred income taxes	676,062	643,461
Stockholders' equity	2,135,356	2,101,384
Total liabilities and stockholders' equity	$5,420,739	$5,091,647

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2018 and 2019
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at March 31, 2018	$1,671	$322,711	$3,895,645	$(2,276,964)	$1,943,063
Comprehensive income:
Net earnings	-	-	151,652	-	151,652
Cash dividend declared and paid ($0.24 per share)	-	-	(26,242)	-	(26,242)
Purchase of treasury shares	-	-	-	(50,027)	(50,027)
Share-based compensation	-	13,965	-	-	13,965
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	614	-	337	951
Balances at June 30, 2018	$1,671	$337,290	$4,021,055	$(2,326,654)	$2,033,362

Balances at March 31, 2019	$1,671	$351,881	$4,279,764	$(2,429,552)	$2,203,764
Comprehensive income:
Net earnings	-	-	133,633	-	133,633
Cash dividend declared and paid ($0.26 per share)	-	-	(28,006)	-	(28,006)
Purchase of treasury shares	-	-	-	(189,734)	(189,734)
Share-based compensation	-	14,732	-	-	14,732
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	553	-	414	967
Balances at June 30, 2019	$1,671	$367,166	$4,385,391	$(2,618,872)	$2,135,356

	Six Months Ended June 30, 2018 and 2019
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2017	$1,671	$310,811	$3,803,844	$(2,277,001)	$1,839,325
Comprehensive income:
Net earnings	-	-	269,794	-	269,794
Cash dividend declared and paid ($0.48 per share)	-	-	(52,583)	-	(52,583)
Purchase of treasury shares	-	-	-	(50,027)	(50,027)
Share-based compensation	-	26,001	-	-	26,001
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	478	-	374	852
Balances at June 30, 2018	$1,671	$337,290	$4,021,055	$(2,326,654)	$2,033,362

Balances at December 31, 2018	$1,671	$340,457	$4,188,435	$(2,429,179)	$2,101,384
Comprehensive income:
Net earnings	-	-	253,234	-	253,234
Cash dividend declared and paid ($0.52 per share)	-	-	(56,278)	-	(56,278)
Purchase of treasury shares	-	-	-	(189,734)	(189,734)
Share-based compensation	-	28,304	-	-	28,304
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(1,595)	-	41	(1,554)
Balances at June 30, 2019	$1,671	$367,166	$4,385,391	$(2,618,872)	$2,135,356

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2019	2018

Cash flows from operating activities:
Net earnings	$253,234	$269,794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	243,924	213,006
Noncash lease expense	18,230	-
Share-based compensation	28,304	26,001
Loss on sale of revenue equipment and other	5,042	6,459
Deferred income taxes	32,601	10,996
Changes in operating assets and liabilities:
Trade accounts receivable	20,512	(98,855)
Other assets	(23,403)	(26,693)
Trade accounts payable	33,015	33,716
Income taxes payable or receivable	34,931	54,392
Claims accruals	783	12,150
Accrued payroll and other accrued expenses	(40,512)	28,067
Net cash provided by operating activities	606,661	529,033

Cash flows from investing activities:
Additions to property and equipment	(555,131)	(411,744)
Net proceeds from sale of equipment	79,800	57,613
Business acquisition	(98,543)	-
Changes in other assets	(45)	(1,293)
Net cash used in investing activities	(573,919)	(355,424)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	700,000	-
Payments on long-term debt	(250,000)	-
Proceeds from revolving lines of credit and other	1,334,499	1,421,328
Payments on revolving lines of credit and other	(1,570,400)	(1,492,600)
Purchase of treasury stock	(189,734)	(50,027)
Stock repurchased for payroll taxes and other	(1,554)	852
Dividends paid	(56,278)	(52,583)
Net cash used in financing activities	(33,467)	(173,030)
Net change in cash and cash equivalents	(725)	579
Cash and cash equivalents at beginning of period	7,600	14,612
Cash and cash equivalents at end of period	$6,875	$15,191

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,046	$19,027
Income taxes	$15,794	$27,762

Noncash investing activities
Accruals for equipment received	$47,920	$56,645

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

Upon adoption of the standard, we recorded offsetting lease assets and lease liabilities resulting in a $102.4 million increase in other assets, a $32.3 million increase in other accrued expenses and a $70.1 million increase in other long-term liabilities in our Condensed Consolidated Balance Sheet, as of January 1, 2019. The adoption of the standard did not have a material impact on our Condensed Consolidated Statements of Earnings, Condensed Consolidated Statements of Cash Flows or debt covenant compliance.

Leases

We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We initially record these assets and liabilities based on the present value of lease payments over the lease term calculated using our incremental borrowing rate applicable to the leased asset or the implicit rate within the agreement if it is readily determinable. Lease agreements with lease and nonlease components are combined as a single lease component. Right-of-use assets additionally include net prepaid lease expenses. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. Leases with an initial term of 12 months or less, short-term leases, are not recorded on the balance sheet. Lease expense for short-term and long-term operating leases is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.0 million shares during the three and six months ended June 30, 2019, compared to 1.2 million shares during the three and six months ended June 30, 2018.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted share units:
Pretax compensation expense	$10,892	$9,844	$20,634	$18,435
Tax benefit	2,723	2,559	5,158	4,793
Restricted share unit expense, net of tax	$8,169	$7,285	$15,476	$13,642

Performance share units:
Pretax compensation expense	$3,840	$4,121	$7,670	$7,566
Tax benefit	960	1,071	1,917	1,967
Performance share unit expense, net of tax	$2,880	$3,050	$5,753	$5,599

As of June 30, 2019, we had $76.5 million and $19.9 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.3 years for restricted share units and 2.2 years for performance share units. During the six months ended June 30, 2019, we issued 170 shares for vested restricted share units and 51,441 shares for vested performance share units. Norestricted share units or performance share units were issued during the second quarter 2019.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	June 30, 2019	December 31, 2018
Senior revolving line of credit	$76.4	$307.1
Senior notes	1,295.7	842.0
Less current portion of long-term debt	-	(250.7)
Total long-term debt	$1,372.1	$898.4

Senior Revolving Line of Credit

At June 30, 2019, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At June 30, 2019, we had $78.1 million outstanding at an average interest rate of 3.42% under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2019.

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

We entered into a receive fixed-rate and pay variable-rate interest rate swap agreement simultaneously with the issuance of our $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amount of this interest rate swap agreement equals that of the corresponding fixed-rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 3.88% for our $350 million of 3.30% senior notes at June 30, 2019. The swap expires when the corresponding senior notes are due. The fair value of this swap is recorded in other assets in our Condensed Consolidated Balance Sheet at June 30, 2019. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of this interest rate swap recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On April 20, 2017, our Board of Directors authorized the purchase of $500 million of our common stock. At June 30, 2019, $181 million of this authorization was remaining. We purchased approximately 1.98 million shares, or $190 million, of our common stock under our repurchase authorizations during the six months ended June 30, 2019. On April 18, 2019, our Board of Directors declared a regular quarterly dividend of $0.26 per common share, which was paid on May 17, 2019, to stockholders of record on May 3, 2019. On July 18, 2019, our Board of Directors declared a regular quarterly dividend of $0.26 per common share, which will be paid on August 16, 2019, to stockholders of record on August 2, 2019.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at June 30, 2019 (in millions):

	Asset/(Liability) Balance
	June 30, 2019	December 31, 2018	Input Level
Trading investments	$19.1	$15.7	1
Interest rate swaps	$4.2	$(4.8)	2
Senior notes, net of unamortized discount and debt issuance costs	$(352.5)	$(591.3)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of interest rate swaps and corresponding senior notes have been measured using the income approach (Level 2), which include relevant interest rate curve inputs. Trading investments are classified in other assets in our Consolidated Balance Sheets. Interest rate swaps are classified in other assets and other accrued expenses in our Consolidated Balance Sheets. The senior notes are classified in long-term debt and current portion of long-term debt in our Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at June 30, 2019, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $1.02 billion and $1.09 billion, respectively.

The carrying amounts of all other instruments at June 30, 2019, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 25.1% for the three months ended June 30, 2019, compared to 26.0% for the three months ended June 30, 2018. Our effective income tax rate was 24.0% for the first six months of 2019, compared to 26.0% in 2018. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At June 30, 2019, we had a total of $50.2 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $41.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $6.1 million at June 30, 2019.

9.	Legal Proceedings

We were a defendant in a certain alleged class-action lawsuit in which the plaintiffs were current and former California-based employee drivers who alleged claims for unpaid wages, failure to provide meal and rest periods, and other items. We reached an agreement and recorded a reserve in September 2018 to resolve all pending claims for a class settlement payment of $15 million, subject to Court approval. The United States District Court for the Central District of California entered an order granting final approval of the class settlement on April 23, 2019.

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

In June 2019, we recorded pretax charges of $20 million for the settlement of a casualty claim within our DCS segment.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.	Leases

As of June 30, 2019, we had various obligations remaining under operating lease arrangements related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards and equipment. Many of these leases include one or more options, at our discretion, to renew and extend the agreement beyond the current lease expiration date or to terminate the agreement prior to the lease expiration date. These options are included in the calculation of our operating lease liability when it becomes reasonably certain the option will be exercised. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Operating leases with an initial term of more than 12 months are included in our Condensed Consolidated Balance Sheets as discounted liabilities and corresponding right-of-use assets consisting of the following (in millions):

Asset/(Liability) Balance
June 30, 2019
Right-of-use assets	$124.3
Lease liabilities, current	$(41.5)
Lease liabilities, long-term	$(81.9)

Right-of-use assets are classified in other assets in our Condensed Consolidated Balance Sheets. Operating lease liability, current is classified in other accrued expenses, while operating lease liability, long-term is classified in other long-term liabilities in our Condensed Consolidated Balance Sheets.

As of June 30, 2019, the weighted-average remaining lease term for our outstanding operating lease obligations was 4.3 years and the weighted-average discount rate was 3.5%. Future minimum lease payments under these operating leases as of June 30, 2019, are as follows (in millions):

Year one	$41.7
Year two	34.5
Year three	24.6
Year four	15.8
Year five	7.6
Thereafter	8.9
Total lease payments	133.1
Less interest	(9.7)
Present value of lease liabilities	$123.4

During the three and six months ended June 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities were $10.9 million and $20.5 million, respectively, while $10.7 million and $20.0 million, respectively, of operating lease expense was recognized on a straight-line basis for the same periods. During the second quarter 2019, a total of $16.5 million of right-of-use assets were obtained in exchange for new operating lease liabilities. New right-of-use assets obtained during the six months ended June 30, 2019 was $40.2 million, of which, $16.0 million were obtained through the business combination discussed at Note 11, Acquisitions.

11.	Acquisitions

On January 7, 2019, we entered into an asset purchase agreement to acquire substantially all of the assets and assume certain specified liabilities of the affiliated entities of Cory 1st Choice Home Delivery (Cory), subject to customary closing conditions.  The closing of the transaction was effective on February 15, 2019, with a purchase price of $100 million. Total consideration paid in cash under the Cory agreement was $98.5 million and consisted of the agreed upon purchase price adjusted for estimated working capital adjustments. In addition, we incurred approximately $2.9 million in transaction costs which are recorded in general and administrative expenses, net of asset dispositions in our Condensed Consolidated Statements of Earnings. The Cory acquisition was accounted for as a business combination and operates within our Dedicated Contract Services® business segment. Assets acquired and liabilities assumed were recorded in our Condensed Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we preliminarily recorded approximately $45.8 million of finite-lived intangible assets and approximately $48.2 million of goodwill. Goodwill consists of acquiring and retaining the Cory existing network and expected synergies from the combination of operations. The following table outlines the consideration transferred and preliminary purchase price allocation at their respective estimated fair values as of February 15, 2019 (in millions):

Consideration	$98.5
Accounts receivable	9.0
Other current assets	0.5
Property and equipment	1.4
Right-of-use assets	16.0
Intangible	45.8
Accounts payable and accrued liabilities	(6.4)
Lease liabilities	(16.0)
Goodwill	$48.2

12.	Goodwill and Other Intangible Assets

As discussed in Note 11, Acquisitions, during the six months ended June 30, 2019, we recorded additional goodwill of approximately $48.2 million and additional finite-lived intangible assets of approximately $45.8 million in connection with the Cory acquisition. Total goodwill was $88.3 million and $40.1 million at June 30, 2019, and December 31, 2018, respectively. All goodwill is assigned to our Dedicated Contract Services® business segment and no impairment losses have been recorded for goodwill as of June 30, 2019. Prior to the Cory acquisition, our intangible assets consisted of those arising from a previous business acquisition and our purchased LDC network access, both within our Dedicated Contract Services® segment. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
			Amortization
	June 30, 2019	December 31, 2018	Period
Finite-lived intangibles:
Non-competition agreements	$6.4	$0.2	6.9
Customer relationships	111.0	75.3	11.6
Trade names	3.9	-	2.0
LDC Network	10.5	10.5	10.0
Total finite-lived intangibles	131.8	86.0
Less accumulated amortization	(26.7)	(20.9)
Total identifiable intangible assets, net	$105.1	$65.1

Our finite-lived intangible assets have no assigned residual values.

Intangible asset amortization expense was $3.5 million during the second quarter 2019, compared to $2.2 million during second quarter 2018. During the six months ended June 30, 2019 and 2018, intangible asset amortization expense was $5.7 million and $4.3 million, respectively. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $12.1 million for 2019, $12.7 million for 2020, $11.2 million for 2021 and $10.8 million for 2022 and 2023. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

13.	Business Segments

We reported four distinct business segments during the three and six months ended June 30, 2019 and 2018. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2018. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	June 30, 2019	December 31, 2018
JBI	$2,309	$2,221
DCS	1,877	1,595
ICS	213	212
JBT	274	307
Other (includes corporate)	748	757
Total	$5,421	$5,092

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
JBI	$1,150	$1,165	$2,238	$2,235
DCS	680	530	1,282	1,024
ICS	334	347	635	643
JBT	100	101	201	194
Subtotal	2,264	2,143	4,356	4,096
Inter-segment eliminations	(2)	(4)	(5)	(9)
Total	$2,262	$2,139	$4,351	$4,087

	Operating Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
JBI	$124.4	$134.0	$227.7	$248.2
DCS	60.5	58.5	110.7	99.0
ICS	(0.6)	14.9	6.4	23.8
JBT	8.9	7.5	16.1	12.6
Other (includes corporate)	(0.1)	(0.1)	-	-
Total	$193.1	$214.8	$360.9	$383.6

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
JBI	$44.8	$42.4	$89.1	$85.0
DCS	61.5	49.2	118.9	96.1
ICS	0.9	0.3	1.8	0.8
JBT	8.4	10.0	17.2	20.2
Other (includes corporate)	8.4	5.5	16.9	10.9
Total	$124.0	$107.4	$243.9	$213.0

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2018, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic and business conditions, competition and competitive rate fluctuations, cost and availability of diesel fuel, ability to attract and retain qualified drivers and delivery personnel, a loss of one or more major customers, interference with or termination of our relationships with certain railroads, rail service delays, insurance costs and availability, litigation and claims expense, retention of key employees, terrorist attacks or actions, acts of war, adverse weather conditions, disruption or failure of information systems, new or different environmental or other laws and regulations, operational disruption or adverse effects of business acquisitions, increased costs for new revenue equipment or decreases in the value of used equipment, and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2018, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2019	2018	2019	2018
JBI	$1,150	$1,165	$124.4	$134.0
DCS	680	530	60.5	58.5
ICS	334	347	(0.6)	14.9
JBT	100	101	8.9	7.5
Other (includes corporate)	-	-	(0.1)	(0.1)
Subtotal	2,264	2,143	193.1	214.8
Inter-segment eliminations	(2)	(4)	-	-
Total	$2,262	$2,139	$193.1	$214.8

Total consolidated operating revenues were $2.26 billion for second quarter 2019, compared with $2.14 billion for second quarter 2018. This increase was primarily due to a 19% increase in revenue producing trucks and an 8% increase in truck productivity, defined as revenue per truck per week, in DCS. The increase in revenue was partially offset by an 8% and 7% decrease in load volume in JBI and ICS, respectively, and a reduction in the number of operating tractors in JBT over the comparable quarter in 2018.

JBI segment revenue decreased 1%, to $1.15 billion during the second quarter 2019, compared with $1.16 billion in 2018. This decrease in segment revenue was primarily a result of an 8% decrease in load volume, partially offset by a 7% increase in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharges, increased 8% from the second quarter 2018. Transcontinental load volume decreased 5% and Eastern network volumes decreased 11% over the second quarter 2018. JBI’s ability to offset rail network rationalization effects within the Eastern network in second quarter 2019, was limited by a softer freight market, however, the trend of loads per workday improved throughout the current quarter, predominantly within the Transcontinental network. Operating income of the JBI segment decreased 7% to $124.4 million in the second quarter 2019, from $134.0 million in 2018. Benefits from customer rate increases were more than offset by decreased volumes, higher rail purchased transportation costs, higher driver wage and retention costs, higher driver recruiting expenses, increased technology modernization expenses, and higher equipment ownership and maintenance costs. The current period ended with approximately 96,700 units of trailing capacity and 5,640 power units available to the dray fleet.

DCS segment revenue increased 28%, to $680 million in the second quarter 2019, from $530 million in 2018. Productivity increased by approximately 8% versus 2018, while productivity excluding fuel surcharges increased by approximately 9% from a year ago. The increase in productivity was primarily a result of better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity. In addition, the growth in DCS revenue includes an increase of $49 million in Final Mile Services (FMS) revenue, the majority of which was derived from the first quarter 2019 Cory acquisition. A net additional 1,755 revenue producing trucks were in the fleet by the end of the current quarter compared to prior year, primarily from private fleet conversions and growth in FMS in the current and prior periods. Operating income of our DCS segment increased 3% to $60.5 million in second quarter 2019, from $58.5 million in 2018. The increase is primarily due to increased productivity, additional trucks under contract and a $4.3 million reduction in salaries and wage accruals, partially offset by higher insurance and claims costs, which includes a $20.0 million FMS claim charge, higher costs from the expanded FMS network, increased driver wages and recruiting costs, and approximately $1.4 million in additional non-cash amortization expense compared to the second quarter 2018.

ICS revenue decreased 4% to $334 million in the second quarter of 2019, from $347 million in 2018. Overall volumes decreased 7%. Spot volumes decreased 8% and contractual volumes decreased 7%. Contractual business represented approximately 68% of total load volume and 55% of total revenue in the current period compared to 68% and 45%, respectively, in second quarter 2018. Revenue per load increased 4% primarily due to customer freight mix. Approximately $222 million of second quarter 2019 ICS revenue was executed through the Marketplace for J.B. Hunt 360° compared to $137 million in second quarter 2018. Gross profit margin decreased to 13.4% in the current quarter versus 14.8% last year, primarily due to weaker spot market activity and lower contractual rates on committed business compared to second quarter 2018. ICS segment incurred an operating loss of $0.6 million in second quarter 2019, compared to operating income of $14.9 million in 2018, primarily due to lower gross profit margins, higher personnel costs, higher technology development costs and increased digital marketing expenses. ICS’s carrier base increased 26% and employee count increased 15% compared to second quarter 2018.

JBT segment revenue decreased 2% to $100 million in the second quarter of 2019, from $101 million in 2018. Revenue excluding fuel surcharges and load volume were both flat compared to a year ago. Revenue per load excluding fuel surcharges increased 1%, primarily from a 4% increase in rates per loaded mile, partially offset by a 3% decrease in length of haul, when compared to second quarter 2018. At the end of the current quarter, JBT operated 1,879 tractors compared to 1,976 in 2018. JBT segment operating income increased 19% to $8.9 million in second quarter 2019, compared with $7.5 million in 2018. The increase in operating income was driven primarily by lower equipment ownership costs and decreased non-driver personnel expenses, partially offset by higher driver and independent contractor cost per mile, compared to second quarter 2018.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2019	2018	2019 vs. 2018
Total operating revenues	100.0%	100.0%	5.7%
Operating expenses:
Rents and purchased transportation	48.0	50.2	1.2
Salaries, wages and employee benefits	23.7	21.8	15.0
Depreciation and amortization	5.5	5.0	15.4
Fuel and fuel taxes	5.2	5.4	2.2
Operating supplies and expenses	3.7	3.6	10.2
General and administrative expenses, net of asset dispositions	2.1	1.7	24.7
Insurance and claims	2.3	1.3	83.3
Operating taxes and licenses	0.6	0.6	10.9
Communication and utilities	0.4	0.4	2.1
Total operating expenses	91.5	90.0	7.5
Operating income	8.5	10.0	(10.1)
Net interest expense	0.6	0.4	49.8
Earnings before income taxes	7.9	9.6	(13.0)
Income taxes	2.0	2.5	(16.1)
Net earnings	5.9%	7.1%	(11.9)%

Total operating expenses increased 7.5%, while operating revenues increased 5.7%, during the second quarter 2019, from the comparable period 2018. Operating income decreased to $193.1 million during the second quarter 2019, from $214.8 million in 2018.

Rents and purchased transportation costs increased 1.2% in 2019. This increase was primarily the result of increased third-party rail and truck purchased transportation rates in JBI and ICS.

Salaries, wages and employee benefits costs increased 15.0% during the second quarter 2019, compared with 2018. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Depreciation and amortization expense increased 15.4% in 2019, primarily due to equipment purchases related to new DCS long-term customer contracts. Fuel costs increased 2.2% in 2019, compared with 2018, due primarily to increased road miles, partially offset by a decrease in the price of fuel.

Operating supplies and expenses increased 10.2%, driven primarily by higher equipment maintenance costs, increased toll costs, and higher travel expenses. General and administrative expenses increased 24.7% for the current quarter from the comparable period in 2018, primarily due to increased technology spend on the J.B. Hunt 360° platform and legacy system upgrades, higher FMS network facility costs, and increased advertising expenses. Net loss from sale or disposal of assets was $2.8 million in 2019, compared to a net loss of $3.6 million in 2018. Insurance and claims expense increased 83.3% in 2019 compared with 2018, primarily due to higher incident volume and a $20.0 million FMS claim charge within DCS in 2019, partially offset by a reduction in accident severity.

Net interest expense increased 49.8% in 2019 primarily due to increased debt levels. Income tax expense decreased 16.1% in second quarter 2019, compared with 2018, primarily due to a lower effective income tax rate and decreased taxable earnings in second quarter 2019. Our effective income tax rate was 25.1% for the second quarter 2019, compared to 26.0% in 2018. Our annual tax rate for 2019 is expected to be 24.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2019	2018	2019	2018
JBI	$2,238	$2,235	$227.7	$248.2
DCS	1,282	1,024	110.7	99.0
ICS	635	643	6.4	23.8
JBT	201	194	16.1	12.6
Subtotal	4,356	4,096	360.9	383.6
Inter-segment eliminations	(5)	(9)	-	-
Total	$4,351	$4,087	$360.9	$383.6

Total consolidated operating revenues increased to $4.35 billion for the first six months of 2019, a 6% increase from $4.09 billion for the comparable period 2018. Fuel surcharge revenues remained flat at $499.7 million during the first six months of both 2019 and 2018. If fuel surcharges were excluded from both periods, the increase in revenue from 2018 to 2019 was 7%.

JBI segment revenue was virtually flat at $2.24 billion during the first six months of 2019, compared with $2.23 billion in 2018. Load volume during the first six months of 2019 decreased 7%, which was offset by an 8% increase in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, increased 10% from the first six months of 2018. JBI segment operating income decreased to $227.7 million in the first six months of 2019, from $248.2 million in 2018. Benefits from customer rate increases and freight mix were more than offset by decreased volumes, which includes volume lost to rail rationalization, increased rail purchased transportation costs, higher equipment ownership and maintenance costs, increased technology modernization expenses, and increased driver wages and recruiting costs.

DCS segment revenue increased 25%, to $1.28 billion during the first six months of 2019, from $1.02 billion in 2018. Productivity, defined as revenue per truck per week, increased by approximately 7% from a year ago. Productivity excluding fuel surcharges for the first six months of 2019 increased 7% from a year ago. The increase in productivity was primarily a result of better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity. In addition, the growth in DCS revenue includes an increase of $75 million in FMS revenue, the majority of which was derived from the first quarter 2019 Cory acquisition. Operating income of our DCS segment increased to $110.7 million in the first six months of 2019, from $99.0 million in 2018. The increase is primarily due to increased productivity and additional trucks under contract, partially offset by higher insurance and claims costs, which includes a $20.0 million FMS claim charge, higher costs from the expanded FMS network, increased driver wages and recruiting costs, and additional non-cash amortization expense compared to 2018.

ICS revenue decreased 1% to $635 million during the first six months of 2019, from $643 million in 2018. Overall volumes increased 2%, while revenue per load decreased 3% primarily due to customer mix changes and a lower spot pricing market when compared to 2018. Gross profit margin improved to 14.9% in the current period compared to 14.6% in 2018, primarily due to initial adequate supply of carrier capacity to accommodate customer demand, subsequently offset by weaker spot market activity and lower contractual rates on committed business, compared to the first six months of 2018. ICS segment operating income decreased to $6.4 million from $23.8 million in 2018. Increased gross profit margin was more than offset by higher personnel costs, higher technology development costs and increased digital marketing expenses. Approximately $409 million of ICS revenue for the first six months of 2019 was executed through the Marketplace for J.B. Hunt 360°.

JBT segment revenue increased 4% to $201 million for the first six months of 2019, from $194 million in 2018. Revenue excluding fuel surcharges increased 6%, primarily from customer rate increases and a 2% increase in load count, partially offset by a 4% decrease in length of haul, when compared to 2018. Our JBT segment operating income increased 28% to $16.1 million during the first six months 2019, from $12.6 million in 2018. The increase in operating income was driven primarily by higher revenue, lower equipment ownership costs and decreased non-driver personnel expenses, partially offset by higher driver and independent contractor cost per mile and higher driver and independent contractor recruiting costs, compared to the first six months of 2018.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2019	2018	2019 vs. 2018
Total operating revenues	100.0%	100.0%	6.5%
Operating expenses:
Rents and purchased transportation	47.9	49.9	2.4
Salaries, wages and employee benefits	24.2	22.4	14.8
Depreciation and amortization	5.6	5.2	14.5
Fuel and fuel taxes	5.3	5.5	3.0
Operating supplies and expenses	3.7	3.6	10.4
General and administrative expenses, net of asset dispositions	2.1	1.6	31.5
Insurance and claims	1.9	1.4	42.4
Operating taxes and licenses	0.6	0.6	12.2
Communication and utilities	0.4	0.4	3.9
Total operating expenses	91.7	90.6	7.7
Operating income	8.3	9.4	(5.9)
Net interest expense	0.6	0.5	46.2
Earnings before income taxes	7.7	8.9	(8.6)
Income taxes	1.9	2.3	(15.8)
Net earnings	5.8%	6.6%	(6.1)%

Total operating expenses increased 7.7%, while operating revenues increased 6.5%, during the first six months of 2019, from the comparable period of 2018. Operating income decreased to $360.9 million during the first six months of 2019, from $383.6 million in 2018.

Rents and purchased transportation costs increased 2.4% in 2019. This increase was primarily the result of increased third-party rail purchased transportation rates in JBI and increased load volumes in ICS, which increased services provided by third-party truck carriers.

Salaries, wages and employee benefits costs increased 14.8% in 2019 from 2018. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Depreciation and amortization expense increased 14.5% in 2019 primarily due to equipment purchases related to new DCS long-term customer contracts. Fuel costs increased 3.0% in 2019, compared with 2018, due primarily to increased road miles, partially offset by a decrease in the price of fuel.

Operating supplies and expenses increased 10.4% driven primarily by higher equipment maintenance costs, increased toll costs, and higher travel expenses. General and administrative expenses increased 31.5% from the comparable period in 2018, primarily due to increased technology spend on the J.B. Hunt 360° platform and legacy system upgrades, higher FMS network facility costs, and increased advertising expenses. Net loss from sale or disposal of assets was $5.0 million in 2019, compared to a net loss of $6.5 million in 2018. Insurance and claims expense increased 42.4% in 2019 compared with 2018, primarily due to higher incident volume and the inclusion of a $20.0 million FMS claim charge within DCS in 2019, partially offset by a reduction in accident severity.

Net interest expense increased 46.2% in 2019, due primarily to increased debt levels and higher effective interest rates on our debt. Income tax expense decreased 15.8% during the first six months of 2019, compared with 2018, primarily due to a lower effective income tax rate and decreased taxable earnings in the first six months of 2019. Our effective income tax rate was 24.0% for the first six months of 2019, compared to 26.0% in 2018. Our annual tax rate for 2019 is expected to be 24.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $606.7 million during the first six months of 2019, compared with $529.0 million for the same period 2018. Operating cash flows increased due to the timing of general working capital activities, partially offset by decreased earnings. Net cash used in investing activities totaled $573.9 million in 2019, compared with $355.4 million in 2018. The increase resulted from the purchase of Cory, which closed during first quarter 2019, and an increase in equipment purchases, net of proceeds from the sale of equipment, during the current period. Net cash used in financing activities was $33.5 million in 2019, compared with $173.0 million in 2018. This decrease resulted primarily from the issuance of our $700 million of 3.875% senior notes due March 2026, which more than offset the full retirement of our $250 million of 2.40% senior notes that matured in March 2019, and an increase in treasury stock purchased in 2019.

Debt and Liquidity Data

	June 30, 2019	December 31, 2018	June 30, 2018
Working capital ratio	1.30	1.11	1.13
Current portion of long-term debt (millions)	-	$250.7	$249.4
Total debt (millions)	$1,372.1	$1,149.1	$755.6
Total debt to equity	0.64	0.55	0.49
Total debt as a percentage of total capital	39%	35%	33%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of June 30, 2019 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$133.1	$41.7	$59.1	$23.4	$8.9
Debt obligations	1,378.1	-	-	678.1	700.0
Interest payments on debt (1)	280.9	53.0	106.0	76.7	45.2
Commitments to acquire revenue equipment and facilities	129.9	129.9	-	-	-
Total	$1,922.0	$224.6	$165.1	$778.2	$754.1

(1)	Interest payments on debt are based on the debt balance and applicable rate at June 30, 2019.

Our net capital expenditures were approximately $475 million during the first six months of 2019, compared with $354 million for the same period 2018. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2019 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $130 million during the remainder of 2019. We expect to spend in the range of $100 million to $125 million for net capital expenditures during the remainder of 2019. On February 15, 2019, we completed our acquisition of substantially all of the assets and assumption of certain specified liabilities of the affiliated entities of Cory; see Note 11, Acquisitions, in our Condensed Consolidated Financial Statements. We used our existing revolving credit facility to finance this transaction and to provide any necessary liquidity for current and future operations. This acquisition did not have a material impact on our interest expense. The table above excludes $56.3 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $130 million, as of June 30, 2019.

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

ITEM 3.   Quantitative And Qualitative Disclosures AbouT Market Risk

Our outstanding debt at June 30, 2019 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 3.30% to 3.875%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $350 million of 3.30% fixed rate senior notes due August 2022 to a variable rate, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $4.3 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or six months ended June 30, 2019. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2019, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

There were no changes in our internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

We were a defendant in a certain alleged class-action lawsuit in which the plaintiffs were current and former California-based employee drivers who alleged claims for unpaid wages, failure to provide meal and rest periods, and other items. We reached an agreement and recorded a reserve in September 2018 to resolve all pending claims for a class settlement payment of $15 million, subject to Court approval. The United States District Court for the Central District of California entered an order granting final approval of the class settlement on April 23, 2019.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2019:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
April 1 through April 30, 2019	1,032,905	$96.90	1,032,905	$271
May 1 through May 31, 2019	947,792	94.58	947,792	181
June 1 through June 30, 2019	-	-	-	181
Total	1,980,697	$95.79	1,980,697	$181

(1)  On April 20, 2017, our Board of Directors authorized the purchase of up to $500 million of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit
Number	Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 26th day of July, 2019.

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