Form 10-Q
period 2019-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2019-11-01
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

            Yes                 No  X

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2019 was 106,577,902.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2019

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Operating revenues, excluding fuel surcharge revenues	$2,102,494	$1,936,653	$5,954,102	$5,523,974
Fuel surcharge revenues	261,166	273,107	760,832	773,058
Total operating revenues	2,363,660	2,209,760	6,714,934	6,297,032

Operating expenses:
Rents and purchased transportation	1,196,377	1,125,386	3,282,682	3,163,443
Salaries, wages and employee benefits	554,872	495,350	1,606,344	1,410,942
Depreciation and amortization	126,803	108,801	370,728	321,807
Fuel and fuel taxes	114,764	117,976	344,926	341,398
Operating supplies and expenses	87,044	79,225	249,480	226,352
General and administrative expenses, net of asset dispositions	49,077	42,449	140,654	112,078
Insurance and claims	43,956	45,594	124,963	102,464
Operating taxes and licenses	14,266	13,203	40,991	37,025
Communication and utilities	8,639	7,088	25,416	23,241
Total operating expenses	2,195,798	2,035,072	6,186,184	5,738,750
Operating income	167,862	174,688	528,750	558,282
Net interest expense	12,357	9,961	40,153	28,969
Earnings before income taxes	155,505	164,727	488,597	529,313
Income taxes	37,095	33,617	116,953	128,409
Net earnings	$118,410	$131,110	$371,644	$400,904

Weighted average basic shares outstanding	106,735	109,254	107,610	109,484

Basic earnings per share	$1.11	$1.20	$3.45	$3.66

Weighted average diluted shares outstanding	107,692	110,235	108,569	110,591

Diluted earnings per share	$1.10	$1.19	$3.42	$3.63

Dividends declared per common share	$0.26	$0.24	$0.78	$0.72

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,132	$7,600
Trade accounts receivable, net	1,051,027	1,051,698
Prepaid expenses and other	257,297	443,683
Total current assets	1,383,456	1,502,981
Property and equipment, at cost	5,615,289	5,329,243
Less accumulated depreciation	1,964,927	1,884,132
Net property and equipment	3,650,362	3,445,111
Goodwill and intangible assets, net	189,863	105,157
Other assets, net	162,656	38,398
Total assets	$5,386,337	$5,091,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$250,706
Trade accounts payable	654,959	709,736
Claims accruals	281,758	275,139
Accrued payroll	66,692	80,922
Other accrued expenses	71,615	35,845
Total current liabilities	1,075,024	1,352,348

Long-term debt	1,293,312	898,398
Other long-term liabilities	180,367	96,056
Deferred income taxes	644,105	643,461
Stockholders' equity	2,193,529	2,101,384
Total liabilities and stockholders' equity	$5,386,337	$5,091,647

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2018 and 2019
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at June 30, 2018	$1,671	$337,290	$4,021,055	$(2,326,654)	$2,033,362
Comprehensive income:
Net earnings	-	-	131,110	-	131,110
Cash dividend declared and paid ($0.24 per share)	-	-	(26,202)	-	(26,202)
Purchase of treasury shares	-	-	-	(50,000)	(50,000)
Share-based compensation	-	11,184	-	-	11,184
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(16,497)	-	(2,379)	(18,876)
Balances at September 30, 2018	$1,671	$331,977	$4,125,963	$(2,379,033)	$2,080,578

Balances at June 30, 2019	$1,671	$367,166	$4,385,391	$(2,618,872)	$2,135,356
Comprehensive income:
Net earnings	-	-	118,410	-	118,410
Cash dividend declared and paid ($0.26 per share)	-	-	(27,809)	-	(27,809)
Purchase of treasury shares	-	-	-	(35,946)	(35,946)
Share-based compensation	-	13,850	-	-	13,850
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(13,073)	-	2,741	(10,332)
Balances at September 30, 2019	$1,671	$367,943	$4,475,992	$(2,652,077)	$2,193,529

	Nine Months Ended September 30, 2018 and 2019
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2017	$1,671	$310,811	$3,803,844	$(2,277,001)	$1,839,325
Comprehensive income:
Net earnings	-	-	400,904	-	400,904
Cash dividend declared and paid ($0.72 per share)	-	-	(78,785)	-	(78,785)
Purchase of treasury shares	-	-	-	(100,027)	(100,027)
Share-based compensation	-	37,184	-	-	37,184
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(16,018)	-	(2,005)	(18,023)
Balances at September 30, 2018	$1,671	$331,977	$4,125,963	$(2,379,033)	$2,080,578

Balances at December 31, 2018	$1,671	$340,457	$4,188,435	$(2,429,179)	$2,101,384
Comprehensive income:
Net earnings	-	-	371,644	-	371,644
Cash dividend declared and paid ($0.78 per share)	-	-	(84,087)	-	(84,087)
Purchase of treasury shares	-	-	-	(225,680)	(225,680)
Share-based compensation	-	42,154	-	-	42,154
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(14,668)	-	2,782	(11,886)
Balances at September 30, 2019	$1,671	$367,943	$4,475,992	$(2,652,077)	$2,193,529

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net earnings	$371,644	$400,904
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	370,728	321,807
Noncash lease expense	28,731	-
Share-based compensation	42,154	37,184
Loss on sale of revenue equipment and other	9,085	8,441
Deferred income taxes	644	(23,442)
Changes in operating assets and liabilities:
Trade accounts receivable	9,579	(174,871)
Other assets	16,356	4,647
Trade accounts payable	64,578	77,257
Income taxes payable or receivable	89,975	72,926
Claims accruals	(4,749)	25,043
Accrued payroll and other accrued expenses	(61,130)	27,707
Net cash provided by operating activities	937,595	777,603

Cash flows from investing activities:
Additions to property and equipment	(722,371)	(676,097)
Net proceeds from sale of equipment	135,764	91,120
Business acquisition	(98,232)	-
Changes in other assets	(77)	(1,278)
Net cash used in investing activities	(684,916)	(586,255)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	700,000	-
Payments on long-term debt	(250,000)	-
Proceeds from revolving lines of credit and other	1,590,506	2,407,462
Payments on revolving lines of credit and other	(1,904,000)	(2,409,000)
Purchase of treasury stock	(225,680)	(100,027)
Stock repurchased for payroll taxes and other	(11,886)	(18,023)
Dividends paid	(84,087)	(78,785)
Net cash used in financing activities	(185,147)	(198,373)
Net change in cash and cash equivalents	67,532	(7,025)
Cash and cash equivalents at beginning of period	7,600	14,612
Cash and cash equivalents at end of period	$75,132	$7,587

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$42,111	$31,479
Income taxes	$33,738	$81,334

Noncash investing activities
Accruals for equipment received	$26,934	$30,843

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

Recent Accounting Pronouncement

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments – Credit Losses, which will replace the current incurred loss methodology used for establishing a provision against financial assets, including accounts receivable, with a forward-looking expected loss methodology for accounts receivable, loans and other financial instruments. We will adopt the new standard on January 1, 2020, using the cumulative-effect method. The adoption of the new guidance is not expected to have a material impact on our financial statements.

Accounting Pronouncement Adopted in 2019

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability for most leases on the balance sheet as well as other qualitative and quantitative disclosures. ASU 2016-02 is to be applied using a modified retrospective method and was effective for us on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases, which provides an optional transition method allowing entities to recognize a cumulative-effect adjustment to the opening balance of stockholders’ equity in the period of adoption, with no restatement of comparative prior periods required. We adopted the standard using this optional transition method.

The FASB has provided certain practical expedients in applying the standard. Of the allowed practical expedients within the standard applicable to our operations, we elected the package of practical expedients which, among other things, allowed us to carry forward the historical lease classification upon adoption of the standard. We did not elect the hindsight practical expedient when determining the lease term for existing leases. In addition, we did not separate nonlease components from lease components by class of underlying assets where appropriate and we did not apply the recognition requirements of the standard to short-term leases, as allowed by the standard.

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

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.0 million shares during both the third quarter 2019 and 2018. During the nine months ended September 30, 2019 and 2018, the dilutive effect of restricted and performance share units was 1.0 million shares and 1.1 million shares, respectively.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted share units:
Pretax compensation expense	$10,309	$7,626	$30,942	$26,061
Tax benefit	2,660	1,983	7,983	6,776
Restricted share unit expense, net of tax	$7,649	$5,643	$22,959	$19,285
Performance share units:
Pretax compensation expense	$3,541	$3,557	$11,212	$11,123
Tax benefit	914	925	2,893	2,892
Performance share unit expense, net of tax	$2,627	$2,632	$8,319	$8,231

As of September 30, 2019, we had $68.5 million and $16.5 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 3.3 years for restricted share units and 2.2 years for performance share units. During the nine months ended September 30, 2019, we issued 225,625 shares for vested restricted share units, 127,140 shares for vested performance share units. Of these totals, 225,455 shares for vested restricted share units and 75,699 shares for vested performance share units were issued during the third quarter 2019.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost and fair value swap, under our current financing arrangements consist of the following (in millions):

	September 30, 2019	December 31, 2018
Senior revolving line of credit	$-	$307.1
Senior notes	1,293.3	842.0
Less current portion of long-term debt	-	(250.7)
Total long-term debt	$1,293.3	$898.4

Senior Revolving Line of Credit

At September 30, 2019, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At September 30, 2019, we had no outstanding borrowings under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2019.

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

We entered into a receive fixed-rate and pay variable-rate interest rate swap agreement simultaneously with the issuance of our $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amount of this interest rate swap agreement equals that of the corresponding fixed-rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 3.52% for our $350 million of 3.30% senior notes at September 30, 2019. The swap expires when the corresponding senior notes are due. The fair value of this swap is recorded in other assets in our Condensed Consolidated Balance Sheet at September 30, 2019. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of this interest rate swap recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On April 20, 2017, our Board of Directors authorized the purchase of $500 million of our common stock. At September 30, 2019, $145 million of this authorization was remaining. We purchased approximately 380,000 shares, or $36 million, of our common stock under our repurchase authorization during the three months ended September 30, 2019 and approximately 2.4 million shares, or $226 million, of our common stock under our repurchase authorization during the nine months ended September 30, 2019. On July 18, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.26, which was paid August 16, 2019, to stockholders of record on August 2, 2019. On October 14, 2019, our Board of Directors declared a regular quarterly dividend of $0.26 per common share, which will be paid on November 22, 2019, to stockholders of record on November 8, 2019.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at September 30, 2019 (in millions):

	Asset/(Liability) Balance
	September 30, 2019	December 31, 2018	Input Level
Trading investments	$19.4	$15.7	1
Interest rate swaps	$2.9	$(4.8)	2
Senior notes, net of unamortized discount and debt issuance costs	$(351.4)	$(591.3)	2

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

Financial Instruments

The carrying amount and estimated fair value at September 30, 2019, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $941.9 million and $1.02 billion, respectively.

The carrying amounts of all other instruments at September 30, 2019, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 23.9% for the three months ended September 30, 2019, compared to 20.4% for the three months ended September 30, 2018. Our effective income tax rate was 23.9% for the first nine months of 2019, compared to 24.3% in 2018. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At September 30, 2019, we had a total of $52.4 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $43.2 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $5.3 million at September 30, 2019.

9.	Legal Proceedings

We were a defendant in a certain alleged class-action lawsuit in which the plaintiffs were current and former California-based employee drivers who alleged claims for unpaid wages, failure to provide meal and rest periods, and other items. We reached an agreement and recorded a reserve in September 2018 to resolve all pending claims for a class settlement payment of $15 million, subject to Court approval. The United States District Court for the Central District of California entered an order granting final approval of the class settlement in April 2019.

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same. In October 2018 we received the arbitrators’ Interim Award. The details of the Interim Award are confidential, but it required the parties to submit additional information requested by the arbitrators to decide certain unresolved matters. For the determined components of the Interim Award, we recorded an $18.3 million pre-tax charge in the third quarter 2018 related to certain charges claimed by BNSF for specific services requested for customers from April 2014 through May 2018.  In December 2018 the arbitrators issued their Clarified Interim Award of October 2018 resulting from some of the parties’ additional submissions to the Panel regarding certain issues related to determining the revenue division between the parties. In January 2019 the Panel issued its Second Interim Award ordering that $89.4 million is due from the Company to BNSF resulting from the adjusted revenue divisions relating to the 2016 period at issue ($52.1 million) and for calendar year 2017 ($37.3 million). The parties made further submissions to the Panel on the revenue divisions for calendar year 2018 and going forward, as well as other confidential issues raised during the arbitration process. We recorded pretax charges for contingent liabilities in the fourth quarter 2018 of $89.4 million claimed by the BNSF for the period May 1, 2016 through December 31, 2017 and $44.6 million for the period January 1, 2018 through December 31, 2018, for a total of $134 million.

On October 24, 2019 the arbitrators issued a Final Award. The details of the Final Award are confidential; however, we have recorded pre-tax charges in the third quarter 2019 of $26.8 million related to certain charges claimed by BNSF for the period January 1, 2018 through December 31, 2018 and no material adjustments for the period January 1, 2019 through September 30, 2019. In addition, we have recorded a $17.4 million charge for legal fees, cost and interest claimed by BNSF, for a total of $44.2 million.

In June 2019, we recorded pre-tax charges of $20 million for the settlement of a casualty claim within our DCS segment.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.	Leases

As of September 30, 2019, we had various obligations remaining under operating lease arrangements related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards and equipment. Many of these leases include one or more options, at our discretion, to renew and extend the agreement beyond the current lease expiration date or to terminate the agreement prior to the lease expiration date. These options are included in the calculation of our operating lease liability when it becomes reasonably certain the option will be exercised. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Operating leases with an initial term of more than 12 months are included in our Condensed Consolidated Balance Sheets as discounted liabilities and corresponding right-of-use assets consisting of the following (in millions):

Asset/(Liability) Balance
September 30, 2019
Right-of-use assets	$122.8
Lease liabilities, current	$(42.2)
Lease liabilities, long-term	$(79.7)

Right-of-use assets are classified in other assets in our Condensed Consolidated Balance Sheets. Operating lease liability, current is classified in other accrued expenses, while operating lease liability, long-term is classified in other long-term liabilities in our Condensed Consolidated Balance Sheets.

As of September 30, 2019, the weighted-average remaining lease term for our outstanding operating lease obligations was 4.2 years and the weighted-average discount rate was 3.5%. Future minimum lease payments under these operating leases as of September 30, 2019, are as follows (in millions):

Year one	$42.8
Year two	34.2
Year three	24.2
Year four	15.2
Year five	6.4
Thereafter	8.3
Total lease payments	131.1
Less interest	(9.2)
Present value of lease liabilities	$121.9

During the three and nine months ended September 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities were $12.1 million and $32.7 million, respectively, while $11.8 million and $31.8 million, respectively, of operating lease expense was recognized on a straight-line basis for the same periods. During the third quarter 2019, a total of $8.7 million of right-of-use assets were obtained in exchange for new operating lease liabilities. New right-of-use assets obtained during the nine months ended September 30, 2019 was $48.2 million, of which, $16.0 million were obtained through the business combination discussed at Note 11, Acquisitions.

11.	Acquisitions

On January 7, 2019, we entered into an asset purchase agreement to acquire substantially all of the assets and assume certain specified liabilities of the affiliated entities of Cory 1st Choice Home Delivery (Cory), subject to customary closing conditions.  The closing of the transaction was effective on February 15, 2019, with a purchase price of $100 million. Total consideration paid in cash under the Cory agreement was $98.2 million and consisted of the agreed upon purchase price adjusted for estimated working capital adjustments. In addition, we incurred approximately $2.9 million in transaction costs which are recorded in general and administrative expenses, net of asset dispositions in our Condensed Consolidated Statements of Earnings. The Cory acquisition was accounted for as a business combination and operates within our Dedicated Contract Services® business segment. Assets acquired and liabilities assumed were recorded in our Condensed Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $45.8 million of finite-lived intangible assets and approximately $48.2 million of goodwill. Goodwill consists of acquiring and retaining the Cory existing network and expected synergies from the combination of operations. The following table outlines the consideration transferred and purchase price allocation at their respective estimated fair values as of February 15, 2019 (in millions):

Consideration	$98.2
Accounts receivable	8.9
Other current assets	0.3
Property and equipment	0.8
Right-of-use assets	16.0
Intangible	45.8
Accounts payable and accrued liabilities	(5.8)
Lease liabilities	(16.0)
Goodwill	$48.2

12.	Goodwill and Other Intangible Assets

As discussed in Note 11, Acquisitions, during the nine months ended September 30, 2019, we recorded additional goodwill of approximately $48.2 million and additional finite-lived intangible assets of approximately $45.8 million in connection with the Cory acquisition. Total goodwill was $88.3 million and $40.1 million at September 30, 2019, and December 31, 2018, respectively. All goodwill is assigned to our Dedicated Contract Services® business segment and no impairment losses have been recorded for goodwill as of September 30, 2019. Prior to the Cory acquisition, our intangible assets consisted of those arising from a previous business acquisition and our purchased LDC network access, both within our Dedicated Contract Services® segment. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
	September 30,	December 31,	Amortization
	2019	2018	Period
Finite-lived intangibles:
Non-competition agreements	$6.4	$0.2	6.9
Customer relationships	111.1	75.3	11.6
Trade names	3.8	-	2.0
LDC Network	10.5	10.5	10.0
Total finite-lived intangibles	131.8	86.0
Less accumulated amortization	(30.2)	(20.9)
Total identifiable intangible assets, net	$101.6	$65.1

Our finite-lived intangible assets have no assigned residual values.

Intangible asset amortization expense was $3.5 million during the third quarter 2019, compared to $2.2 million during third quarter 2018. During the nine months ended September 30, 2019 and 2018, intangible asset amortization expense was $9.2 million and $6.5 million, respectively. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $12.4 million for 2019, $12.7 million for 2020, $11.2 million for 2021 and $10.8 million for 2022 and 2023. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

13.	Business Segments

We reported four distinct business segments during the three and nine months ended September 30, 2019 and 2018. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2018. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	September 30, 2019	December 31, 2018
JBI	$2,338	$2,221
DCS	1,878	1,595
ICS	208	212
JBT	253	307
Other (includes corporate)	709	757
Total	$5,386	$5,092

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
JBI	$1,240	$1,218	$3,477	$3,453
DCS	696	543	1,978	1,567
ICS	337	346	972	989
JBT	94	106	296	300
Subtotal	2,367	2,213	6,723	6,309
Inter-segment eliminations	(3)	(3)	(8)	(12)
Total	$2,364	$2,210	$6,715	$6,297

	Operating Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
JBI	$88.7	$120.3	$316.4	$368.6
DCS	78.3	35.0	189.0	134.0
ICS	(5.6)	10.2	0.8	34.0
JBT	6.6	9.2	22.7	21.8
Other (includes corporate)	(0.1)	-	(0.1)	(0.1)
Total	$167.9	$174.7	$528.8	$558.3

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
JBI	$45.8	$43.1	$134.9	$128.1
DCS	63.1	50.3	182.0	146.4
ICS	0.9	0.4	2.7	1.1
JBT	8.2	9.3	25.4	29.5
Other (includes corporate)	8.8	5.7	25.7	16.7
Total	$126.8	$108.8	$370.7	$321.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2018, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic and business conditions, competition and competitive rate fluctuations, cost and availability of diesel fuel, ability to attract and retain qualified drivers and delivery personnel, a loss of one or more major customers, interference with or termination of our relationships with certain railroads, rail service delays, insurance costs and availability, litigation and claims expense, determination that independent contractors are employees, retention of key employees, terrorist attacks or actions, acts of war, adverse weather conditions, disruption or failure of information systems, new or different environmental or other laws and regulations, operational disruption or adverse effects of business acquisitions, increased costs for new revenue equipment or decreases in the value of used equipment, and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2018, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition, and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2018, and Note 1, General, to the financial statements of this report on Form 10-Q, contain summaries of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2019	2018	2019	2018
JBI	$1,240	$1,218	$88.7	$120.3
DCS	696	543	78.3	35.0
ICS	337	346	(5.6)	10.2
JBT	94	106	6.6	9.2
Other (includes corporate)	-	-	(0.1)	-
Subtotal	2,367	2,213	167.9	174.7
Inter-segment eliminations	(3)	(3)	-	-
	$2,364	$2,210	$167.9	$174.7

Total consolidated operating revenues were $2.36 billion for the third quarter 2019, compared to $2.21 billion for the third quarter 2018. Current quarter total operating revenue, excluding fuel surcharges, increased 9% versus the comparable quarter in 2018. This increase was primarily due to a 2% increase in revenue per load in JBI, a 13% increase in revenue producing trucks and a 9% increase in asset productivity in DCS, partially offset by a 4% decrease in load volumes in ICS, and a 5% decrease in rates per loaded mile in JBT.

JBI segment revenue increased 2% to $1.24 billion during the third quarter 2019, compared with $1.22 billion in 2018. This increase in segment revenue was primarily a result of a 2% increase in revenue per load, which is the combination of changes in freight mix, customer rates, and fuel surcharge revenue, compared to a year ago. Revenue per load excluding fuel surcharges increased 5% compared to third quarter 2018. Load volumes for the third quarter 2019 were flat when compared to 2018. Load volume in our eastern network decreased 11%, while transcontinental loads increased 7% over the third quarter 2018. Operating income of our JBI segment decreased 26% to $88.7 million in 2019, from $120.3 million in 2018. Benefits from customer rate increases were more than offset by higher rail purchased transportation costs, increased box repositioning costs, lower box turns and higher driver recruiting expenses. Current period operating income was further impacted by a $26.8 million charge to rail purchase transportation expense resulting from the issuance of an award regarding our arbitration with BNSF and a $17.4 million charge to insurance and claims expense, for arbitration related legal fees, cost and interest claimed by BNSF. Both of these items are further discussed in Part II, Item 1, Legal Proceedings of this report on Form 10-Q. Third quarter 2018 operating income included $27.3 million in charges for arbitration and other legal claims and a customer bankruptcy. Excluding these 2018 charges and the 2019 arbitration related charges of $44.2 million, operating income for third quarter 2019, decreased 10%. Third quarter 2019 ended with approximately 96,700 units of trailing capacity and 5,643 power units assigned to the dray fleet.

DCS segment revenue increased 28% to $696 million in 2019, from $543 million in 2018. Productivity, defined as revenue per truck per week, increased by approximately 9% versus 2018, while productivity excluding fuel surcharges increased by approximately 11% from a year ago. The increase in productivity was primarily a result of better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity. In addition, the growth in DCS revenue includes an increase of $53 million in Final Mile Services (FMS) revenue, the majority of which was derived from the first quarter 2019 Cory acquisition. A net additional 1,277 revenue producing trucks were in the fleet by the end of the current quarter compared to prior year, primarily from private fleet conversions and growth in FMS in the current and prior periods. Customer retention rates remain above 98%. Operating income of our DCS segment increased 124% to $78.3 million in 2019, from $35.0 million in 2018. Third quarter 2018 operating income included $8.4 million in charges for legal claims. Excluding these 2018 charges, operating income for third quarter 2019, increased 80%. The increase is primarily due to increased productivity, additional trucks under contract and more consistent and predictable contract start-up costs, partially offset by higher costs from the expanded FMS network, increased driver wages and recruiting costs, and approximately $1.4 million in additional non-cash amortization expense compared to third quarter 2018.

ICS segment revenue decreased 3% to $337 million in the third quarter 2019, from $346 million in the third quarter 2018. Overall volumes decreased 4% while revenue per load increased 2%, primarily due to a lower mix of contractual LTL volume and a competitive pricing environment for contractual truckload business compared to 2018. Contractual business represented approximately 74% of total load volume and 62% of total revenue in the current period compared to 72% and 49%, respectively, in third quarter 2018. Approximately $205 million of third quarter 2019 ICS revenue was executed through the Marketplace for J.B. Hunt 360° compared to $151 million in third quarter 2018. Gross profit margin decreased to 12.7% in the current quarter versus 15.5% last year primarily due to decreased contractual margins and decreased spot market activity compared to third quarter 2018. ICS segment incurred an operating loss of $5.6 million in third quarter 2019, compared to operating income of $10.2 million in 2018. Third quarter 2018 operating income included $3 million in charges for a customer bankruptcy and insurance and claims costs. Excluding these 2018 charges, operating income for third quarter 2019, decreased $18.9 million, primarily due to lower gross profit margins, higher personnel costs, higher technology development costs and increased digital marketing expenses. ICS’s carrier base increased 20% and employee count increased 5% compared to third quarter 2018.

JBT segment revenue decreased 11% to $94 million for the third quarter 2019, from $106 million in the third quarter 2018. Revenue excluding fuel surcharges decreased 10%, primarily due to a 5% decrease in rates per loaded mile, a 2% decrease in length of haul and a 3% decrease in load volumes, compared to third quarter 2018. Core customer rates increased 1.5% compared to the same period in 2018. At the end of the current quarter, JBT operated 1,896 tractors compared to 1,972 in 2018. JBT segment operating income decreased 28% to $6.6 million in 2019, compared with $9.2 million in 2018. The decrease in operating income was driven primarily by lower spot market activity, higher empty miles per load and the reduction in overall load volumes.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2019	2018	2019 vs. 2018
Total operating revenues	100.0%	100.0%	7.0%
Operating expenses:
Rents and purchased transportation	50.6	50.9	6.3
Salaries, wages and employee benefits	23.5	22.4	12.0
Depreciation and amortization	5.3	4.9	16.5
Fuel and fuel taxes	4.8	5.3	(2.7)
Operating supplies and expenses	3.7	3.6	9.9
General and administrative expenses, net of asset dispositions	2.1	1.9	15.6
Insurance and claims	1.9	2.1	(3.6)
Operating taxes and licenses	0.6	0.7	8.1
Communication and utilities	0.4	0.3	21.9
Total operating expenses	92.9	92.1	7.9
Operating income	7.1	7.9	(3.9)
Net interest expense	0.5	0.5	24.1
Earnings before income taxes	6.6	7.4	(5.6)
Income taxes	1.6	1.5	10.3
Net earnings	5.0%	5.9%	(9.7%)

Total operating expenses increased 7.9%, while operating revenues increased 7.0% during the third quarter 2019, from the comparable period 2018. Operating income decreased to $167.9 million during the third quarter 2019 from $174.7 million in 2018.

Rents and purchased transportation costs increased 6.3% in 2019.  This increase was primarily the result of increased rail and truck third-party purchased transportation rates within JBI and ICS in third quarter 2019. In addition, JBI rail purchased transportation costs included a $26.8 million charge resulting from the issuance of an award regarding our arbitration with BNSF which is further discussed in Part II, Item 1, Legal Proceedings of this report on Form 10-Q. These increases in rents and purchased transportation costs were partially offset by decreased load volumes in ICS, which decreased services provided by third-party truck carriers in 2019, and the fact that third quarter 2018, included additional rail purchased transportation expense related to arbitration charges.

Salaries, wages and employee benefits costs increased 12.0% during the third quarter 2019, compared with 2018. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Depreciation and amortization expense increased 16.5% in 2019, primarily due to equipment purchases related to new DCS long-term customer contracts. Fuel costs decreased 2.7% in 2019, compared with 2018, due to a decrease in the price of fuel, partially offset by an increase in road miles.

Operating supplies and expenses increased 9.9%, driven primarily by higher equipment maintenance expenses and increased toll costs. General and administrative expenses increased 15.6% for the current quarter from the comparable period in 2018, primarily due to higher FMS network facility costs, increased technology spend on the J.B. Hunt 360° platform and legacy system upgrades and higher net loss from sale or disposal of assets. Net loss from sale or disposal of assets was $4.0 million in 2019, compared to a net loss of $2.0 million in 2018. Insurance and claims expense decreased 3.6% in 2019 compared with 2018, primarily due to 2018 including specific reserve charges related to the settlement of lawsuits with current and former drivers, partially offset by 2019 including $17.4 million in reserve charges for arbitration related legal fees, cost and interest claimed by BNSF, further discussed in Part II, Item 1, Legal Proceedings of this report on Form 10-Q.

Net interest expense increased 24.1% in 2019 due to an increase in average debt levels and higher effective interest rates on our debt compared to third quarter 2018. Income tax expense increased 10.3% in 2019, compared with 2018, primarily due to a higher effective income tax rate in third quarter 2019, due to a reduction in discreet tax benefits recognized related to share-based compensation vesting, partially offset by decreased taxable earnings. Our effective income tax rate was 23.9% for the third quarter 2019, compared with 20.4% for the third quarter 2018. Our annual tax rate for 2019 is expected to be 24.5%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income
	2019	2018	2019	2018
JBI	$3,477	$3,453	$316.4	$368.6
DCS	1,978	1,567	189.0	134.0
ICS	972	989	0.8	34.0
JBT	296	300	22.7	21.8
Other (includes corporate)	-	-	(0.1)	(0.1)
Subtotal	6,723	6,309	528.8	558.3
Inter-segment eliminations	(8)	(12)	-	-
Total	$6,715	$6,297	$528.8	$558.3

Total consolidated operating revenues were $6.72 billion for the first nine months 2019, a 7% increase from $6.30 billion for the comparable period 2018. Fuel surcharge revenues were $760.8 million during the first nine months 2019, compared with $773.1 million in 2018. If fuel surcharge revenues were excluded from both periods, the increase of 2019 revenue from 2018 was 8%.

JBI segment revenue increased 1%, to $3.48 billion during the first nine months of 2019, compared with $3.45 billion in 2018. Load volume during the first nine months of 2019 decreased 5%, which was offset by a 6% increase in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, increased 8% from the first nine months of 2018. Operating income of the JBI segment decreased to $316.4 million in the first nine months of 2019, from $368.6 million in 2018. Benefits from customer rate increases and freight mix were more than offset by decreased volumes, which includes volume lost to rail rationalization, increased rail purchased transportation costs, higher equipment ownership and maintenance costs, increased technology modernization expenses, lower box turns, higher box repositioning costs and increased driver wages and recruiting costs. Current period operating income was further impacted by a $26.8 million charge to rail purchase transportation expense resulting from the issuance of an award regarding our arbitration with BNSF and a $17.4 million charge to insurance and claims expense, for arbitration related legal fees, cost and interest claimed by BNSF. Both of these items are further discussed in Part II, Item 1, Legal Proceedings of this report on Form 10-Q.

DCS segment revenue increased 26%, to $1.98 billion during the first nine months of 2019, from $1.57 billion in 2018. Productivity, defined as revenue per truck per week, increased 8% from a year ago. Productivity excluding fuel surcharge for the first nine months of 2019 increased 9% from a year ago. The increase in productivity was primarily a result of better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity during 2019 compared to 2018. In addition, the growth in DCS revenue includes an increase of $128 million in FMS revenue, the majority of which was derived from the first quarter 2019 Cory acquisition. Operating income of our DCS segment increased to $189.0 million in 2019, from $134.0 million in 2018. The increase is primarily due to increased productivity and additional trucks under contract, partially offset by higher insurance and claims costs, which includes a $20.0 million FMS claim charge in second quarter 2019, higher costs from the expanded FMS network, increased driver wages and recruiting costs, and additional non-cash amortization expense compared to 2018.

ICS revenue decreased 2% to $972 million during the first nine months of 2019, from $989 million in 2018. Overall volumes during the first nine months of 2019 remained flat when compared to 2018. Revenue per load decreased 2% primarily due to customer mix changes, a lower spot pricing market and a competitive pricing environment for contractual truckload business, when compared to 2018. Gross profit margin decreased to 14.1% in the current year versus 14.9% last year primarily due to weaker spot market activity and lower contractual rates on committed business compared to the first nine months of 2018. ICS segment operating income decreased to $0.8 million, from $34.0 million in 2018, primarily due to lower gross profit margins, higher personnel costs, higher technology development costs and increased digital marketing expenses. Approximately $614 million of ICS revenue for the first nine months of 2019 was executed through the Marketplace for J.B. Hunt 360°.

JBT segment revenue decreased 1% to $296 million for the first nine months of 2019, from $300 million in 2018. Revenue excluding fuel surcharges for the first nine months of 2019 was flat compared to 2018, on a flat load count. Our JBT segment operating income increased 4% to $22.7 million during the first nine months 2019, from $21.8 million in 2018. The increase in operating income was driven primarily by lower equipment ownership costs and decreased non-driver personnel expenses, partially offset by higher driver and independent contractor cost per mile, higher driver and independent contractor recruiting costs, lower spot market activity and higher empty miles per load compared to the first nine months of 2018.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2019	2018	2019 vs. 2018
Total operating revenues	100.0%	100.0%	6.6%
Operating expenses:
Rents and purchased transportation	48.9	50.2	3.8
Salaries, wages and employee benefits	23.9	22.4	13.8
Depreciation and amortization	5.5	5.1	15.2
Fuel and fuel taxes	5.1	5.4	1.0
Operating supplies and expenses	3.7	3.6	10.2
General and administrative expenses, net of asset dispositions	2.2	1.8	25.5
Insurance and claims	1.8	1.6	22.0
Operating taxes and licenses	0.6	0.6	10.7
Communication and utilities	0.4	0.4	9.4
Total operating expenses	92.1	91.1	7.8
Operating income	7.9	8.9	(5.3)
Net interest expense	0.6	0.5	38.6
Earnings before income taxes	7.3	8.4	(7.7)
Income taxes	1.8	2.0	(8.9)
Net earnings	5.5%	6.4%	(7.3%)

Total operating expenses increased 7.8%, while operating revenues increased 6.6%, during the first nine months 2019, from the comparable period of 2018. Operating income decreased to $528.8 million during the first nine months 2019, from $558.3 million in 2018.

Rents and purchased transportation costs increased 3.8% in 2019.  This increase was primarily the result of increased rail and truck third-party purchased transportation rates within JBI and ICS. In addition, JBI rail purchased transportation costs included a $26.8 million charge resulting from the issuance of an award regarding our arbitration with BNSF which is further discussed in Part II, Item 1, Legal Proceedings of this report on Form 10-Q. These increases in rents and purchased transportation costs were partially offset by decreased load volumes in JBI, which decreased services provided by third-party rail carriers.

Salaries, wages and employee benefits costs increased 13.8% in 2019 from 2018. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees.

Depreciation and amortization expense increased 15.2% in 2019 primarily due to equipment purchases related to new DCS long-term customer contracts. Fuel costs increased 1.0% in 2019, compared with 2018, due to an increase in road miles, partially offset by a decrease in the price of fuel.

Operating supplies and expenses increased 10.2% driven primarily by higher equipment maintenance costs, increased toll costs, and higher travel expenses. General and administrative expenses increased 25.5% from the comparable period in 2018, primarily due to increased technology spend on the J.B. Hunt 360° platform and legacy system upgrades, higher FMS network facility costs, and increased advertising expenses. Net loss from sale or disposal of assets was $9.1 million in 2019, compared to a net loss of $8.4 million in 2018. Insurance and claims expense increased 22.0% in 2019 compared with 2018, primarily due to 2019 including specific reserve charges for arbitration related legal fees, cost and interest claimed by BNSF, further discussed in Part II, Item 1, Legal Proceedings of this report on Form 10-Q, and the inclusion of a $20.0 million FMS claim charge within DCS, partially offset by 2018 including specific reserve charges for the settlement of lawsuits with current and former drivers.

Net interest expense increased 38.6% in 2019, due primarily to an increase in average debt levels and higher effective interest rates on our debt. Income tax expense decreased 8.9% during the first nine months of 2019, compared with 2018. Our effective income tax rate was 23.9% for the nine months ended 2019, compared to 24.3% in 2018. Our annual tax rate for 2019 is expected to be 24.5%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $937.6 million during the first nine months of 2019, compared with $777.6 million for the same period 2018. Operating cash flows increased due to the timing of general working capital activities and increased operating income, excluding depreciation. Net cash used in investing activities totaled $684.9 million in 2019, compared with $586.3 million in 2018. The increase resulted from the purchase of Cory, which closed during first quarter 2019. Net cash used in financing activities was $185.1 million in 2019, compared with $198.4 million in 2018. This decrease resulted primarily from the issuance of our $700 million of 3.875% senior notes due March 2026, which offset the full retirement of our $250 million of 2.40% senior notes that matured in March 2019, and an increase in treasury stock purchased in 2019.

Debt and Liquidity Data

	September 30, 2019	December 31, 2018	September 30, 2018
Working capital ratio	1.29	1.11	1.11
Current portion of long-term debt (millions)	-	$250.7	248.7
Total debt (millions)	$1,293.3	$1,149.1	$1,069.5
Total debt to equity	0.59	0.55	0.51
Total debt as a percentage of total capital	37%	35%	34%

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

We believe our liquid assets, cash generated from operations and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. The following table summarizes our expected obligations and commitments as of September 30, 2019 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$131.1	$42.8	$58.4	$21.6	$8.3
Debt obligations	1,300.0	-	350.0	250.0	700.0
Interest payments on debt (1)	253.3	49.1	97.1	68.7	38.4
Commitments to acquire revenue equipment and facilities	935.9	374.4	561.5	-	-
Total	$2,620.3	$466.3	$1,067.0	$340.3	$746.7

(1)	Interest payments on debt are based on the debt balance and applicable rate at September 30, 2019.

Our net capital expenditures were approximately $587 million during the first nine months of 2019, compared with $585 million for the same period 2018. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2019 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We expect to spend in the range of $650 million to $675 million for net capital expenditures for the full calendar year of 2019. On February 15, 2019, we completed our acquisition of substantially all of the assets and assumption of certain specified liabilities of the affiliated entities of Cory; see Note 11, Acquisitions, in our Condensed Consolidated Financial Statements. We used our existing revolving credit facility to finance this transaction and to provide any necessary liquidity for current and future operations. This acquisition did not have a material impact on our interest expense. The table above excludes $57.7 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $935.9 million, as of September 30, 2019.

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

Our outstanding debt at September 30, 2019 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 3.30% to 3.85%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $350 million of 3.30% fixed rate senior notes due August 2022 to a variable rate, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or nine months ended September 30, 2019. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2019, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

There were no changes in our internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same. In October 2018 we received the arbitrators’ Interim Award. The details of the Interim Award are confidential, but it required the parties to submit additional information requested by the arbitrators to decide certain unresolved matters. For the determined components of the Interim Award, we recorded an $18.3 million pre-tax charge in the third quarter 2018 related to certain charges claimed by BNSF for specific services requested for customers from April 2014 through May 2018.  In December 2018 the arbitrators issued their Clarified Interim Award of October 2018 resulting from some of the parties’ additional submissions to the Panel regarding certain issues related to determining the revenue division between the parties. In January 2019 the Panel issued its Second Interim Award ordering that $89.4 million is due from the Company to BNSF resulting from the adjusted revenue divisions relating to the 2016 period at issue ($52.1 million) and for calendar year 2017 ($37.3 million). The parties made further submissions to the Panel on the revenue divisions for calendar year 2018 and going forward, as well as other confidential issues raised during the arbitration process. We recorded pretax charges for contingent liabilities in the fourth quarter 2018 of $89.4 million claimed by the BNSF for the period May 1, 2016 through December 31, 2017 and $44.6 million for the period January 1, 2018 through December 31, 2018, for a total of $134 million.

On October 24, 2019 the arbitrators issued a Final Award. The details of the Final Award are confidential; however, we have recorded pre-tax charges in the third quarter 2019 of $26.8 million related to certain charges claimed by BNSF for the period January 1, 2018 through December 31, 2018 and no material adjustments for the period January 1, 2019 through September 30, 2019. In addition, we have recorded a $17.4 million charge for legal fees, cost and interest claimed by BNSF, for a total of $44.2 million.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended September 30, 2019:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
July 1 through July 31, 2019	-	$-	-	$181
August 1 through August 31, 2019	379,828	94.64	379,828	145
September 1 through September 30, 2019	-	-	-	145
Total	379,828	$94.64	379,828	$145

(1)     On April 20, 2017 our Board of Directors authorized the purchase of up to $500 million of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit Number	Exhibits

3.1

Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2	Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated April 23, 2015 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed April 27, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the lnline XBRL Document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 1st day of November 2019.

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