Form 10-K
period 2019-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2020-03-02
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2019

or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition Period from __________to__________

Commission file number 0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas	71-0335111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
615 J.B. Hunt Corporate Drive	72745-0130
Lowell, Arkansas	(ZIP Code)
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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of 84,485,328 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2019, was $7.7 billion (based upon $91.41 per share).

As of February 18, 2020, the number of outstanding shares of the registrant’s common stock was 106,258,961.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Stockholders, to be held April 23, 2020, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2019

FORWARD-LOOKING STATEMENTS

This report, including documents which are incorporated by reference and other documents which we file periodically with the Securities and Exchange Commission (SEC), contains statements that may be considered to be “forward-looking statements.” Such statements relate to our predictions concerning future events or operations and are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. These statements are based on our belief or interpretation of information currently available. Stockholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors. Some of the factors and events that are not within our control and that could have a material impact on future operating results include the following: general economic and business conditions; competition and competitive rate fluctuations; excess capacity in the intermodal or trucking industries; a loss of one or more major customers; cost and availability of diesel fuel; interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; ability to attract and retain qualified drivers, delivery personnel, independent contractors, and third-party carriers; retention of key employees; insurance costs and availability; litigation and claims expense; determination that independent contractors are employees; new or different environmental or other laws and regulations; volatile financial credit markets or interest rates; terrorist attacks or actions; acts of war; adverse weather conditions; disruption or failure of information systems; operational disruption or adverse effects of business acquisitions; increased costs for new revenue equipment; increased tariffs assessed on or disruptions in the procurement of imported revenue equipment; decreases in the value of used equipment; and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.

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

PART I

ITEM 1.    BUSINESS

OVERVIEW

   We are one of the largest surface transportation, delivery, and logistics companies in North America. J.B. Hunt Transport Services, Inc. is a publicly held holding company that, together with our wholly owned subsidiaries, provides safe and reliable transportation and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Unless otherwise indicated by the context, “we,” “us,” “our,” the “Company”, and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries. We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. We also provide comprehensive transportation and logistics services with a network of thousands of reliable third-party carriers. In addition to full-load, dry-van operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360○®, an online platform that offers shippers and carriers greater access, visibility and transparency of the supply chain.

We believe our ability to offer multiple services, utilizing our four business segments and a full complement of logistics services through third parties, represents a competitive advantage. These segments include Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions™ (ICS), and Truckload (JBT). Our business usually involves slightly higher freight volumes in August through early November. Meanwhile, DCS is subject to less seasonal variation than our other segments.

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

Our Mission and Strategy

We forge long-term relationships with key customers that include supply-chain management as an integral part of their strategies. Working in concert, we strive to drive out excess cost, add value and function as an extension of their enterprises. Our strategy is based on utilizing an integrated, multimodal approach to provide capacity-oriented solutions centered on delivering customer value and industry-leading service. We believe our unique operating strategy can add value to customers and increase our profits and returns to stockholders.

We continually analyze opportunities for additional capital investment and where management’s resources should be focused to provide more benefits to our customers. These actions should, in turn, yield increasing returns to our stockholders.

Increasingly, our customers are seeking energy-efficient transportation solutions to reduce both cost and greenhouse-gas emissions. Our Company’s mission, to create the most efficient transportation network in North America, focuses on delivering both for our customers across all of our business segments. We seek to accomplish this by maintaining a modern fleet to maximize fuel efficiency, converting loads from truck to rail with our intermodal service, and introducing technologies to optimize freight flows in the supply chain by eliminating waste. Additionally, we continue to test and explore the usage of alternative fuel vehicles. Efforts to improve fleet fuel efficiency and reduce greenhouse gas emissions are ongoing. We are an Environmental Protection Agency (EPA) SmartWay® Transport Partner, and proud to have been awarded the EPA’s SmartWay® Excellence Award each of the last twelve years.

As always, we continue to ingrain safety into our corporate culture and strive to conduct all of our operations as safely as possible.

operating segments

Segment information is also included in Note 14 to our Consolidated Financial Statements.

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

JBI operates 96,743 pieces of company-owned trailing equipment systemwide. The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality. We own and maintain our own chassis fleet, consisting of 82,731 units. The containers and chassis are uniquely designed so that they may only be paired together, which we feel creates an operational competitive advantage. JBI also manages a fleet of 4,989 company-owned tractors, 570 independent contractor trucks, and 6,376 company drivers. At December 31, 2019, the total JBI employee count was 7,281. Revenue for the JBI segment in 2019 was $4.74 billion.

DCS Segment

DCS focuses on private fleet conversion and creation in replenishment, specialized equipment, and final-mile delivery services. We specialize in the design, development, and execution of supply-chain solutions that support a variety of transportation networks. Our final-mile delivery services are supported with a network of approximately 120 cross-dock and other delivery system network locations nationwide, with 98% of the continental U.S. population living within 150 miles of a network location. Contracts with our customers are long-term, ranging from three to 10 years, with the average being approximately five years. Pricing of our contracts typically involves cost-plus arrangements, with our fixed costs being recovered regardless of equipment utilization, but is customized based on invested capital and duration.

At December 31, 2019, this segment operated 10,542 company-owned trucks, 505 customer-owned trucks, and 40 independent contractor trucks. DCS also operates 20,860 owned pieces of trailing equipment and 7,258 customer-owned trailers. The DCS segment employed 15,019 people, including 12,181 drivers, at December 31, 2019. DCS revenue for 2019 was $2.69 billion.

ICS Segment

ICS provides traditional freight brokerage and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment. By leveraging the J.B. Hunt brand, systems, and network, we provide a broader service offering to customers by providing flatbed, refrigerated, expedited, and LTL, as well as a variety of dry-van and intermodal solutions. Furthermore, we offer an online multimodal marketplace via J.B. Hunt 360 that matches the right load with the right carrier and the best mode. ICS also provides single-source logistics management for customers desiring to outsource their transportation functions and utilize our proven supply-chain technology and design expertise to improve efficiency. ICS operates 37 remote sales offices or branches, as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2019, the ICS segment employed 1,213 people, with a carrier base of approximately 84,400. ICS revenue for 2019 was $1.35 billion.

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

At December 31, 2019, the JBT segment operated 845 company-owned tractors and employed 1,102 people, 868 of whom were drivers. At December 31, 2019, we had 986 independent contractors operating in the JBT segment. JBT revenue for 2019 was $389 million.

Marketing and Operations

We transport, or arrange for the transportation of, a wide range of freight, including general merchandise, specialty consumer items, appliances, forest and paper products, food and beverages, building materials, soaps and cosmetics, automotive parts, agricultural products, electronics, and chemicals. Our customer base includes a large number of Fortune 500 companies. We provide many transportation services that meet the supply-chain logistics needs of shippers.

We generally market all of our service offerings through a nationwide sales and marketing network. We use a specific sales force in DCS due to the length, complexity, and specialization of the sales cycle. In addition to our sales teams, J.B. Hunt 360 offers instant access to a wide array of technology-driven solutions for customers and carriers. Through the platform, businesses of all sizes can quote and book shipments, view analytics, and gain visibility into freight movement. In accordance with our typical arrangements, we bill the customer for all services, and we, in turn, pay all third parties for their portion of transportation services provided.

People

We believe that one of the factors differentiating us from our competitors is our service-oriented people. As of December 31, 2019, we had 29,056 employees, which consisted of 19,425 company drivers, 8,292 office personnel, 1,137 maintenance technicians, and 202 delivery and material assistants. We also had arrangements with approximately 1,596 independent contractors to transport freight in our trailing equipment. None of our employees are represented by unions or covered by collective bargaining agreements.

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

As of December 31, 2019, our company-owned tractor and truck fleet consisted of 16,376 units. In addition, we had 1,596 independent contractors who operate their own tractors but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets. Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers, and lowers maintenance expense. At December 31, 2019, the average age of our combined tractor fleet was 2.3 years, while our containers averaged 7.0 years of age and our trailers averaged 6.5 years. We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

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

ITEM 1A. RISK FACTORS

In addition to the factors outlined previously in this Form 10-K regarding forward-looking statements and other comments regarding risks and uncertainties, the following risk factors should be carefully considered when evaluating our business. Our business, financial condition or financial results could be materially and adversely affected by any of these risks.

Our business is significantly impacted by economic conditions, customer business cycles and seasonal factors.

Our business is dependent on the freight shipping needs of our customers, which can be heavily impacted by economic conditions and other factors affecting their businesses. Recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers, may substantially reduce freight volumes for which our customers need transportation services and lead to excess capacity in the industry and resulting pressure on the rates we are able to obtain for our services. Adverse economic conditions may also require us to increase our reserve for bad debt losses. In addition, our results of operations may be affected by seasonal factors. Customers tend to reduce shipments after the winter holiday season, and our operating expenses tend to be higher in the winter months, primarily due to colder weather, which causes higher fuel consumption from increased idle time and higher maintenance costs. Any of these factors could have a significant adverse effect on our financial condition and results of operations.

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

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2019, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected. We have policies in place for 2020 with substantially the same terms as our 2019 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage. We purchase insurance coverage for the amounts above which we are self-insured. If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2019, our top 10 customers, based on revenue, accounted for approximately 32% of our revenue. Our JBI, ICS, and JBT segments typically do not have long-term contracts with their customers. While our DCS segment business may involve long-term written contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

Federal and state legislation as well as tax and other regulatory authorities have sought to assert that independent contractors in the transportation service industry are employees rather than independent contractors. An example of such legislation recently enacted in California is currently under a judicial stay with respect to trucking companies while a legal challenge to the law is pending. There can be no assurance that interpretations that support the independent contractor status will not change, that other federal or state legislation will not be enacted or that various authorities will not successfully assert a position that re-classifies independent contractors to be employees. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

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

We rely on information technology throughout all areas of our business to initiate, track, and complete customer orders; process financial and nonfinancial data; compile results of operations for internal and external reporting; and achieve operating efficiencies and growth. We have also invested significantly in the development of our Marketplace for J.B. Hunt 360 online freight matching platform, through which we are generating an increasing amount of revenue. Each of our information technology systems may be susceptible to various interruptions, including equipment or network failures, failed upgrades or replacement of software, user error, power outages, natural disasters, cyber-attacks, terrorist attacks, computer viruses, hackers, or other security breaches. We have mitigated our exposure to these risks through the establishment and maintenance of technology security programs and disaster recovery plans, but these mitigating activities may not be sufficient. A significant disruption, failure or security breach in our information technology systems could have a material adverse effect on our business, which could include operational disruptions, loss of confidential information, external reporting delays or errors, legal claims, or damage to our business reputation.

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

Our operations are subject to various environmental laws and regulations, including legislative and regulatory responses to climate change. Compliance with environmental requirements could result in significant expenditures and the violation of these regulations could result in substantial fines or penalties.

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

We are also subject to existing and potential future laws and regulations with regards to public policy on climate change. If current regulatory requirements become more stringent or new environmental laws and regulations regarding climate change are introduced, we could be required to make significant expenditures or abandon certain activities, which could have a material adverse effect on our business and operating results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own our corporate headquarters in Lowell, Arkansas. In addition, we own or lease buildings in Lowell that we utilize for administrative support and warehousing. We also own or lease 46 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel, and employ personnel to support operations. These facilities vary in size from 2 to 39 acres. Each of our business segments utilizes these facilities. In addition, we have 117 leased or owned facilities in our DCS cross-dock and other delivery system networks, with the remaining three locations outsourced, and 37 leased or owned remote sales offices or branches in our ICS segment. We also own or lease multiple small facilities, offices, and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	488	1,065,000	196,000
Cross-dock and delivery system facilities	20	3,348,000	125,000
Corporate headquarters campus, Lowell, Arkansas	119	-	600,000
Branch sales offices	-	-	91,000
Other facilities, offices, and parking yards	335	129,000	253,000

ITEM 3.    LEGAL PROCEEDINGS

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF. BNSF requested the same. In October 2018 we received the arbitrators’ Interim Award. For the determined components of the Interim Award, we recorded an $18.3 million pre-tax charge in the third quarter 2018 related to certain charges claimed by BNSF for specific services requested for customers from April 2014 through May 2018. In January 2019 the Panel issued its Second Interim Award ordering that $89.4 million is due from the Company to BNSF resulting from the adjusted revenue divisions relating to the 2016 period at issue ($52.1 million) and for calendar year 2017 ($37.3 million). We recorded pretax charges for contingent liabilities in the fourth quarter 2018 of $89.4 million claimed by the BNSF for the period May 1, 2016 through December 31, 2017 and $44.6 million for the period January 1, 2018 through December 31, 2018, for a total of $134 million. In October 2019 the arbitrators issued a Final Award. As a result, we recorded pre-tax charges in the third quarter 2019 of $26.8 million related to certain charges claimed by BNSF for the period January 1, 2018 through December 31, 2018 and no material adjustments for the period January 1, 2019 through September 30, 2019. In addition, we recorded a $17.4 million charge in the third quarter 2019 for legal fees, costs and interest claimed by BNSF, for a total of $44.2 million.

On January 17, 2020, we filed under seal in the United States District Court for the Western District of Arkansas a motion to confirm and enforce the Final Award, seeking the Court’s specific enforcement of certain confidential contractual rights the arbitrators decided in our favor. BNSF has moved to confirm the Final Award in the United States District Court for the District of Columbia.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “JBHT.” At December 31, 2019, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued. We had 106.2 million and 108.7 million shares outstanding as of December 31, 2019 and 2018, respectively. On February 18, 2020, we had 1,011 stockholders of record of our common stock.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and any other factors the Board of Directors may deem relevant. On January 22, 2020, we announced an increase in our quarterly cash dividend from $0.26 to $0.27 per share, which will be paid February 21, 2020, to stockholders of record on February 7, 2020. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended December 31, 2019:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
October 1 through October 31, 2019	-	$-	-	$145
November 1 through November 30, 2019	-	-	-	145
December 1 through December 31, 2019	441,097	113.30	441,097	95
Total	441,097	$113.30	441,097	$95

(1)     On April 20, 2017, our Board of Directors authorized the purchase of up to $500 million of our common stock. On January 22, 2020, our Board of Directors authorized an additional purchase of up to $500 million of our common stock.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of stockholders of our common stock with the cumulative total returns of the S&P 500 index and a customized peer group. The peer group consists of 14 companies: C.H. Robinson Worldwide Inc., CSX Corporation, Expeditors International of Washington Inc., Hub Group Inc., Kansas City Southern, Knight-Swift Transportation Holdings Inc., Norfolk Southern Corporation, Old Dominion Freight Line Inc., Republic Services Inc., Ryder System Inc., Schneider National Inc., Stericycle Inc., Waste Management Inc., and XPO Logistics Inc. The graph assumes the value of the investment in our common stock, in the index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2014 and tracks it through December 31, 2019. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31,
	2014	2015	2016	2017	2018	2019

J.B. Hunt Transport Services, Inc.	$100.00	$87.97	$117.70	$140.76	$114.85	$145.58
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group	100.00	84.66	108.63	146.15	145.42	186.63

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data included elsewhere in this annual report.

(Dollars in millions, except per share amounts)

Earnings data for the years ended December 31,	2019	2018	2017	2016	2015
Operating revenues	$9,165	$8,615	$7,190	$6,555	$6,188
Operating income	734	681	624	721	716
Net earnings	516	490	686	432	427
Basic earnings per share	4.81	4.48	6.24	3.84	3.69
Diluted earnings per share	4.77	4.43	6.18	3.81	3.66
Cash dividends per share	1.04	0.96	0.92	0.88	0.84
Operating expenses as a percentage of operating revenues:
Rents and purchased transportation	49.4%	51.5%	50.8%	49.7%	48.4%
Salaries, wages and employee benefits	23.7	22.4	22.4	22.4	22.5
Depreciation and amortization	5.4	5.1	5.3	5.5	5.5
Fuel and fuel taxes	5.1	5.3	4.8	4.3	5.1
Operating supplies and expenses	3.6	3.5	3.6	3.6	3.6
General and administrative expenses, net of asset dispositions	2.1	1.8	1.8	1.3	1.1
Insurance and claims	1.7	1.5	1.7	1.2	1.2
Operating taxes and licenses	0.6	0.6	0.6	0.7	0.7
Communication and utilities	0.4	0.4	0.3	0.3	0.3
Total operating expenses	92.0	92.1	91.3	89.0	88.4
Operating income	8.0	7.9	8.7	11.0	11.6
Net interest expense	0.6	0.5	0.4	0.4	0.4
Earnings before income taxes	7.4	7.4	8.3	10.6	11.2
Income taxes	1.8	1.7	(1.2)	4.0	4.3
Net earnings	5.6%	5.7%	9.5%	6.6%	6.9%

Balance sheet data as of December 31,	2019	2018	2017	2016	2015
Working capital ratio	1.43	1.11	1.45	1.65	1.61
Total assets (millions)	$5,471	$5,092	$4,465	$3,951	$3,630
Stockholders’ equity (millions)	$2,267	$2,101	$1,839	$1,414	$1,300
Current portion of long-term debt (millions)	-	$251	-	-	-
Total debt (millions)	$1,296	$1,149	$1,086	$986	$998
Total debt to equity	0.57	0.55	0.59	0.70	0.77
Total debt as a percentage of total capital	36%	35%	37%	41%	43%

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2017 and 2018, we were self-insured for $500,000 per occurrence for personal injury and property damage and self-insured for $100,000 per workers’ compensation claim. For 2019, we were self-insured for $500,000 per occurrence for personal injury and property damage and fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2020 with substantially the same terms as our 2019 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2019, we had an accrual of approximately $263 million for estimated claims. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2019, we have recorded $281 million of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis, and trailers in connection with our business. This equipment may be purchased or acquired under lease agreements. In addition, we may rent revenue equipment from various third parties under short-term rental arrangements. Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairment to our assets at December 31, 2019.

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

	Percentage of Operating Revenues			Percentage Change Between Years
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Operating revenues	100.0%	100.0%	100.0%	6.4%	19.8%

Operating expenses:
Rents and purchased transportation	49.4	51.5	50.8	2.1	21.5
Salaries, wages and employee benefits	23.7	22.4	22.4	12.5	19.8
Depreciation and amortization	5.4	5.1	5.3	14.5	13.7
Fuel and fuel taxes	5.1	5.3	4.8	0.9	32.1
Operating supplies and expenses	3.6	3.5	3.6	9.7	18.0
General and administrative expenses, net of asset dispositions	2.1	1.8	1.8	17.6	29.7
Insurance and claims	1.7	1.5	1.7	21.5	4.7
Operating taxes and licenses	0.6	0.6	0.6	8.3	14.0
Communication and utilities	0.4	0.4	0.3	12.6	28.9
Total operating expenses	92.0	92.1	91.3	6.3	20.8
Operating income	8.0	7.9	8.7	7.8	9.2
Net interest expense	0.6	0.5	0.4	31.7	40.8
Earnings before income taxes	7.4	7.4	8.3	6.3	7.7
Income taxes	1.8	1.7	(1.2)	8.8	266.1
Net earnings	5.6%	5.7%	9.5%	5.5%	(28.7%)

2019 Compared With 2018

Consolidated Operating Revenues

Our total consolidated operating revenues increased 6.4% to $9.17 billion in 2019, compared to $8.61 billion in 2018, primarily due to increased revenue in DCS related to an increase in revenue producing trucks, higher truck productivity, defined as revenue per truck per week, and an acquisition in the first quarter 2019. The increase in revenue was further attributable to increased load volumes in ICS and higher revenue per load in JBI, partially offset by a decrease in JBI load volumes and a reduction in rates per loaded mile and the number of operating tractors in JBT. Fuel surcharge revenues decreased 1.4% to $1.04 billion in 2019, compared to $1.06 billion in 2018. If fuel surcharge revenues were excluded from both years, our 2019 revenue increased 7.5% over 2018.

Consolidated Operating Expenses

Our 2019 consolidated operating expenses increased 6.3% from 2018, while year-over-year revenue increased 6.4%, resulting in a 2019 operating ratio of 92.0% compared to 92.1% in 2018.

Rents and purchased transportation costs increased 2.1% in 2019, primarily due to increased rail and truck purchased transportation rates within JBI and ICS segments and JBI rail purchased transportation costs, including a $26.8 million charge in 2019, resulting from the issuance of an award regarding our arbitration with BNSF. The current year increase in rents and purchased transportation costs was partially offset by a $152.3 million BNSF arbitration related charge recorded by JBI in 2018. Salaries, wages and employee benefit costs increased 12.5% in 2019 from 2018. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers. Depreciation and amortization expense increased 14.5% in 2019, primarily due to equipment purchased related to new DCS long-term customer contracts.

Fuel and fuel taxes expense increased 0.9% in 2019 compared with 2018, due primarily to an increase in road miles, partially offset by a decrease in the price of fuel during 2019. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional, or local fuel prices. While these programs may address fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue. As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues. Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties. These payments are classified as purchased transportation expense.

Operating supplies and expenses increased 9.7%, driven primarily by higher equipment maintenance and tire expenses due to increased equipment counts, increased toll costs, higher travel costs, and higher facility maintenance expenses. General and administrative expenses increased 17.6% from 2018, primarily due to increased technology spend on the J.B. Hunt 360 platform and legacy system upgrades, higher Final Mile Services® (FMS) network facility costs, and increased advertising expenses. Additionally, net losses from sale or disposal of assets were $13.1 million in 2019, compared to net losses of $12.1 million in 2018. Insurance and claims expense increased 21.5% in 2019, primarily due to 2019 including a $17.4 million reserve charge for arbitration related legal fees, costs and interest claimed by BNSF and the inclusion of a $20.0 million FMS claim charge within DCS, partially offset by 2018 including specific reserve charges for the settlement of lawsuits with current and former drivers.

Net interest expense for 2019 increased by 31.7% compared with 2018, due to an increase in average debt levels and higher effective interest rates on our debt.

Our effective income tax rate was 24.2% in 2019 and 23.6% in 2018. The increase in 2019 was primarily due to a reduction in discreet tax benefits recognized related to share-based compensation vesting, partially offset by favorable settlements of state income tax audits during 2019.

Segments

We operated four business segments during calendar year 2019. The operation of each of these businesses is described in our Notes to Consolidated Financial Statements. The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment
	Years Ended December 31, (in millions)
	2019	2018	2017
JBI	$4,745	$4,717	$4,084
DCS	2,695	2,163	1,719
ICS	1,348	1,335	1,025
JBT	389	417	378
Total segment revenues	9,177	8,632	7,206
Intersegment eliminations	(12)	(17)	(16)
Total	$9,165	$8,615	$7,190

	Operating Income by Segment
	Years Ended December 31, (in millions)
	2019	2018	2017
JBI	$447	$401	$407
DCS	269	193	171
ICS	(11)	50	23
JBT	29	37	23
Total	$734	$681	$624

Operating Data by Segment

	Years Ended December 31,
	2019	2018	2017
JBI
Loads	1,979,169	2,049,014	1,999,807
Average length of haul (miles)	1,679	1,648	1,681
Revenue per load	$2,397	$2,302	$2,042
Average tractors during the period(1)	5,635	5,551	5,362
Tractors (end of period)
Company-owned	4,989	5,017	4,776
Independent contractor	570	633	764
Total tractors	5,559	5,650	5,540
Net change in trailing equipment during the period	1,841	6,262	4,016
Trailing equipment (end of period)	96,743	94,902	88,610
Average effective trailing equipment usage	86,836	88,739	82,969

DCS
Loads	3,615,580	2,981,344	2,575,245
Average length of haul (miles)	169	177	178
Revenue per truck per week(2)	$4,895	$4,534	$4,226
Average trucks during the period(3)	10,725	9,264	7,946
Trucks (end of period)
Company-owned	10,542	9,652	8,124
Independent contractor	40	51	59
Customer-owned (DCS-operated)	505	412	544
Total trucks	11,087	10,115	8,727
Trailing equipment (end of period)	28,118	26,710	25,811
Average effective trailing equipment usage	28,147	26,806	24,550

ICS
Loads	1,243,992	1,234,632	992,834
Revenue per load	$1,084	$1,081	$1,032
Gross profit margin	13.1%	15.4%	13.3%
Employee count (end of period)	1,213	1,142	954
Approximate number of third-party carriers (end of period)	84,400	73,100	56,700
Marketplace for J.B. Hunt 360:
Approximate carrier tractor count (end of period)	682,000	529,000	312,000
Revenue (millions)	$839.8	$557.8	$125.8

JBT
Loads	346,459	355,038	370,591
Average length of haul (miles)	415	427	435
Loaded miles (000)	143,511	151,322	160,932
Total miles (000)	177,035	181,718	192,433
Average nonpaid empty miles per load	96.9	85.5	85.1
Revenue per tractor per week(2)	$3,917	$4,148	$3,556
Average tractors during the period(1)	1,958	1,990	2,098
Tractors (end of period)
Company-owned	845	1,139	1,291
Independent contractor	986	973	741
Total tractors	1,831	2,112	2,032
Trailing equipment (end of period)	6,975	6,800	7,120
Average effective trailing equipment usage	6,497	6,513	7,066

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue increased 1% to $4.74 billion in 2019, from $4.72 billion in 2018. This increase in revenue was primarily a result of a 4% increase in revenue per load, which is the combination of changes in freight mix, customer rates, and fuel surcharge revenue, partially offset by a 3% decrease in load volume. Eastern network load volumes decreased 9% and transcontinental loads increased 1% compared to 2018. Average length of haul increased 2% in 2019 when compared to 2018. Revenue per load excluding fuel surcharges increased approximately 6% compared to 2018.

Operating income of the JBI segment increased to $447 million in 2019, from $401 million in 2018. Benefits from customer rate increases and freight mix were partially offset by decreased volumes, which includes volume lost to rail rationalization, increased rail purchased transportation costs, higher equipment ownership and maintenance costs, increased technology modernization expenses, lower box turns, higher box repositioning costs and increased driver wages and recruiting costs. Current year operating income was further impacted by a $26.8 million charge to rail purchase transportation expense resulting from the issuance of an award regarding our arbitration with BNSF and a $17.4 million charge to insurance and claims expense, for arbitration related legal fees, costs and interest claimed by BNSF. JBI recorded $152.3 million of additional BNSF arbitration related charges in 2018. Excluding these 2018 charges and the 2019 arbitration related charges of $44.2 million, operating income for 2019, decreased 11% when compared to 2018.

DCS Segment

DCS segment revenue increased 25% to $2.69 billion in 2019, from $2.16 billion in 2018. Productivity, defined as revenue per truck per week, increased 8% when compared to 2018. Productivity excluding fuel surcharge revenue increased 9% from 2018. The increase in productivity was primarily a result of the acquisition of Cory 1st Choice Home Delivery (Cory), better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity during 2019 compared to 2018. In addition, the growth in DCS revenue includes an increase of $187 million in FMS revenue, the majority of which was derived from the first quarter 2019 Cory acquisition. DCS ended 2019 with a net additional 972 revenue-producing trucks when compared to 2018. Approximately 58% of these additions represent private fleet conversions and 15% represent FMS versus traditional dedicated capacity fleets. Customer retention rates remain above 98%.

Operating income of our DCS segment increased to $269 million in 2019, from $193 million in 2018. The increase is primarily due to increased productivity and additional trucks under contract, partially offset by higher insurance and claims costs, which included a $20.0 million FMS claim charge in the second quarter 2019, higher costs from the expanded FMS network, increased driver wages and recruiting costs, and additional non-cash amortization expense of $3.8 million compared to 2018.

ICS Segment

ICS segment revenue increased 1% to $1.35 billion in 2019, from $1.33 billion in 2018. Overall volumes increased 1%. Revenue per load remained flat when compared to 2018 primarily due to customer mix changes, a lower spot pricing market and a competitive pricing environment for contractual truckload business, when compared to 2018. Contractual business was approximately 71% of the total load volume and 59% of the total revenue in the 2019, compared to 70% of the total load volume and 48% of the total revenue in 2018.

ICS segment incurred an operating loss of $11 million in 2019, compared to operating income of $50 million in 2018. The decrease in operating income was primarily due to lower gross profit margins, increased expenses to expand capacity and functionality of the Marketplace for J.B. Hunt 360, higher personnel costs, and increased digital marketing expenses. Gross profit margin decreased to 13.1% in the current year versus 15.4% last year primarily due to weaker spot market activity and lower contractual rates on committed business compared to 2018. Approximately $840 million of ICS revenue for 2019 was executed through the Marketplace for J.B. Hunt 360 compared to $558 million in 2018. ICS’s carrier base increased 15%, and the employee count increased 6% when compared to 2018.

JBT Segment

JBT segment revenue decreased 7% to $389 million in 2019, from $417 million in 2018. Excluding fuel surcharges, revenue for 2019 decreased 6% compared to 2018, primarily due to a 1% decrease in rates per loaded mile, a 3% decrease in length of haul and a 2% decrease in load volumes, compared to 2018. At the end of 2019, JBT operated 1,831 tractors compared to 2,112 at the end of 2018.

JBT segment had operating income of $29 million in 2019 compared with $37 million in 2018. The decrease in operating income was driven primarily by lower spot market activity, higher empty miles per load, increased driver wages and recruiting costs, and the reduction in overall load volumes.

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

Rents and purchased transportation costs increased 21.5% in 2018, primarily due to increased rail and truck purchased transportation rates and the increase in load volume, which increased services provided by third-party rail and truck carriers within JBI and ICS segments. In addition, our JBI segment incurred charges of $152.3 million to rail purchase transportation expense related to the arbitration with BNSF. Salaries, wages and employee benefit costs increased 19.8% in 2018 from 2017. This increase was primarily related to increases in driver pay and office personnel compensation due to an increase in the number of employees and a tighter supply of qualified drivers. Depreciation and amortization expense increased 13.7% in 2018, primarily due to additions to our JBI segment tractor, container and chassis fleets to support additional business demand and equipment purchased related to new DCS long-term customer contracts.

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

Operating income of the JBI segment decreased to $401 million in 2018, from $407 million in 2017. Benefits from volume growth and increased revenue per load were offset by increases in rail purchased transportation costs, which included $152.3 million of additional expense related to the arbitration with BNSF. Benefits were further offset by higher driver wage and retention costs, higher driver recruiting expenses, higher outsourced dray costs, increased costs for onboarding and integration of container tracking technologies, higher equipment ownership costs, and costs of reduced efficiency and disruptions within the rail network. In addition, 2017 included a $20.2 million expense for the reserve of a cash advance for the purchases of new trailing equipment from a manufacturer that did not meet delivery.

DCS Segment

DCS segment revenue increased 26% to $2.16 billion in 2018, from $1.72 billion in 2017. Productivity, defined as revenue per truck per week, increased 7% when compared to 2017. Productivity excluding fuel surcharge revenue increased 5% from 2017. The increase in productivity was primarily a result of better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity during 2018 compared to 2017. In addition, the growth in DCS revenue includes an increase of $113 million in FMS revenue, approximately $66 million of which was derived from the 2017 acquisition of Special Logistics Dedicated, LLC. DCS ended 2018 with a net additional 1,388 revenue-producing trucks when compared to 2017.

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

ICS Segment

ICS segment revenue increased 30% to $1.33 billion in 2018, from $1.02 billion in 2017. Overall volumes increased 24%. Revenue per load increased 5% primarily due to increased contractual and spot rates. Contractual business was approximately 70% of the total load volume and 48% of the total revenue in 2018, compared to 70% of the total load volume and 53% of the total revenue in 2017.

Operating income increased to $50 million in 2018, from $23 million in 2017. Gross profit margin improved to 15.4% in the current year compared to 13.3% in 2017 primarily due to improved contractual margins and increased spot market activity. This increase in gross profit margin was partially offset by higher personnel costs, higher technology development costs, and increase bad debt expense due to a customer bankruptcy. Approximately $558 million of ICS revenue for 2018 was executed through the Marketplace for J.B. Hunt 360. ICS’s carrier base increased 29%, and the employee count increased 20% when compared to 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.10 billion in 2019, compared to $1.09 billion in 2018. This increase was primarily due to the increase in earnings, partially offset by the timing of general working capital activities.

Net cash used in investing activities totaled $804 million in 2019, compared with $887 million in 2018. The decrease resulted primarily from a decrease in equipment purchases, net of proceeds from the sale of equipment in 2019, partially offset by the purchases of Cory and RDI Last Mile Co. (RDI), which closed during the first and fourth quarters of 2019, respectively.

Net cash used in financing activities was $267 million in 2019, compared with $208 million in 2018. This increase resulted primarily from an increase in treasury stock purchased in 2019, partially offset by higher proceeds from long-term debt issuances, net of long-term debt repayments.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and other factors the Board of Directors may deem relevant. We paid a $0.23 per share quarterly dividend in 2017, a $0.24 per share quarterly dividend in 2018, and a $0.26 per share quarterly dividend in 2019. On January 22, 2020, we announced an increase in our quarterly cash dividend from $0.26 to $0.27 per share, which will be paid February 21, 2020, to stockholders of record on February 7, 2020. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Liquidity

Our need for capital has typically resulted from the acquisition of containers, chassis, trucks, tractors, and trailers required to support our growth and the replacement of older equipment. We are frequently able to accelerate or postpone a portion of equipment replacements depending on market conditions. We obtain capital through cash generated from operations, revolving lines of credit, and long-term debt issuances. We have also periodically utilized capital and operating leases for revenue equipment. During the first and fourth quarters of 2019, we completed two separate business acquisitions. See Note 12, Acquisition, in the Notes to Consolidated Financial Statements for further discussion. We used our existing revolving credit facility and cash to finance these transactions and to provide any necessary liquidity for current and future operations. These acquisitions did not have a material impact on our interest expense.

At December 31, 2019, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2019, we had no outstanding borrowings under this agreement.

Our senior notes consist of three separate issuances. The first is $250 million of 3.85% senior notes due March 2024, which was issued in March 2014. Interest payments under this note are due semiannually in March and September of each year, beginning September 2014. The second is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under this note are due semiannually in February and August of each year, beginning February 2016. The third is $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under this note are due semiannually in March and September of each year, beginning September 2019. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. We currently have an interest rate swap agreement which effectively convert our $350 million of 3.30% fixed-rate senior notes due August 2022 to a variable rate, resulting in an interest rates of 3.27% at December 31, 2019. The applicable interest rate under this swap agreement is based on LIBOR plus an established margin. In addition, we previously had $250 million of 2.40% senior notes which matured in March 2019. The entire outstanding balance was paid in full at maturity.

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at December 31, 2019.

We believe our liquid assets, cash generated from operations, and various financing arrangements will provide sufficient funds for our operating and capital requirements for the foreseeable future.

We are currently committed to spend approximately $938 million, net of proceeds from sales or trade-ins, during 2020 through 2021, which is primarily related to the acquisition of tractors, containers, chassis, and other trailing equipment.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $938 million, as of December 31, 2019.

Contractual Obligations and Commitments

The following table summarizes our expected obligations and commitments (in millions) as of December 31, 2019:

	Total	2020	2021-2022	2023-2024	2025 and thereafter
Operating leases	$133.7	$44.9	$59.0	$19.8	$10.0
Long-term debt obligations	1,300.0	-	350.0	250.0	700.0
Interest payments on debt (1)	238.7	48.2	92.6	66.3	31.6
Commitments to acquire revenue equipment and facilities	938.0	376.5	561.5	-	-
Total	$2,610.4	$469.6	$1,063.1	$336.1	$741.6

(1) Interest payments on debt are based on the debt balance and applicable rate at December 31, 2019.

We had standby letters of credit outstanding of approximately $2.7 million at December 31, 2019, that expire at various dates in 2020, which are related to certain operating agreements and our self-insured retention levels for casualty and workers’ compensation claims. We plan to renew these letters of credit in accordance with our third-party agreements. The table above excludes $55.4 million of liabilities related to uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the ultimate timing of settlement. See Note 7, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 3.30% to 3.875%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $350 million of 3.30% fixed-rate senior notes due August 2022 to a variable rate. The applicable interest rate under this swap agreement is based on LIBOR plus an established margin. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $3.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2019. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases. As of December 31, 2019, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and reports thereon of our independent registered public accounting firm as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Earnings for years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows for years ended December 31, 2019, 2018, and 2017

Notes to Consolidated Financial Statements

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein (following Item 15).

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2020.

ITEM 11.  EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2020.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2020.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2019, information about compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)		(C)
Equity compensation plans approved by security holders	1,688,946	$-	(2)	5,710,001

(1)	We have no equity compensation plans that are not approved by security holders.

(2)

Currently, only restricted share units remain outstanding under our equity compensation plan. Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis and, accordingly, do not include an exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2020.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2020.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)     Financial Statements, Financial Statement Schedules and Exhibits:

(1)     Financial Statements

      The financial statements included in Item 8 above are filed as part of this annual report.

(2)     Financial Statement Schedules

      Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts, Revenue Adjustments and Other for the Years Ended:	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2017	13.4	29.3	(18.7)	24.0
December 31, 2018	24.0	35.7	(23.9)	35.8
December 31, 2019	35.8	34.2	(47.5)	22.5

The above schedule reports allowances related to trade accounts receivable and other receivables.

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

3.2	Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated April 23, 2015 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed April 27, 2015)

4.1	Description of Capital Stock of J.B. Hunt Transport Services, Inc.

4.2	Indenture (incorporated by reference from Exhibit 4.1 of the Company’s registration statement on Form S-3ASR (File No. 333-169365), filed September 14, 2010)

4.3	Third Supplemental Indenture (incorporated by reference from Exhibit 4.4 of the Company’s current report on Form 8-K, filed March 6, 2014)

4.4	Fourth Supplemental Indenture (incorporated by reference from Exhibit 4.3 of the Company’s current report on Form 8-K, filed August 6, 2015)

4.5	Base Indenture, dated as of March 1, 2019 (incorporated by reference from Exhibit 4.1 of the Company’s current report on Form 8-K, filed March 1, 2019)

4.6	First Supplemental Indenture, dated as of March 1, 2019 (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed March 1, 2019)

10.1	Third Amended and Restated Management Incentive Plan (incorporated by reference from Appendix A of the Company’s definitive proxy statement on Schedule 14A, filed March 9, 2017)

10.2

Amendment to J.B. Hunt Transport Services, Inc. Third Amended and Restated Management Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed April 22, 2019)

10.3	Summary of Compensation Arrangements with Named Executive Officers for 2019 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed January 25, 2019)

10.4	Summary of Compensation Arrangements with Named Executive Officers for 2020 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K/A, filed February 3, 2020)

10.5*	Executive Retirement Agreement with David G. Mee, dated February 6, 2020 (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed February 10, 2020)

10.6*	Executive Retirement Agreement with Terrance D. Matthews, dated February 6, 2020 (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed February 10, 2020)

10.7	Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed September 28, 2018)

10.8	First Amendment to Credit Agreement, dated as of March 1, 2019 (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed March 1, 2019)

21.1	Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

99.1	Equity Interests Purchase Agreement dated July 20, 2017 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed July 25, 2017)

99.2	Asset Purchase Agreement dated January 7, 2019 (incorporated by reference from Exhibit 99.2 of the Company’s current report on Form 8-K, filed January 10, 2019)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 2nd day of March 2020.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 2nd day of March 2020, on behalf of the registrant and in the capacities indicated.

/s/ John N. Roberts, III	President and Chief Executive Officer, Member
John N. Roberts, III	of the Board of Directors
(Principal Executive Officer)

/s/ John Kuhlow	Senior Vice President Finance, Controller,
John Kuhlow	Chief Accounting Officer, and Interim
Chief Financial Officer (Principal Financial Officer)

/s/ Kirk Thompson	Chairman of the Board of Directors
Kirk Thompson

/s/ James L. Robo	Member of the Board of Directors
James L. Robo	(Lead Director)

/s/ Douglas G. Duncan	Member of the Board of Directors
Douglas G. Duncan

/s/ Francesca M. Edwardson	Member of the Board of Directors
Francesca M. Edwardson

/s/ Wayne Garrison	Member of the Board of Directors
Wayne Garrison

/s/ Sharilyn S. Gasaway	Member of the Board of Directors
Sharilyn S. Gasaway

/s/ Gary C. George	Member of the Board of Directors
Gary C. George

/s/ J. Bryan Hunt, Jr.	Member of the Board of Directors
J. Bryan Hunt, Jr.

/s/ Coleman H. Peterson	Member of the Board of Directors
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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/ John N. Roberts, III	/s/ John Kuhlow
John N. Roberts, III	John Kuhlow
President and Chief Executive Officer	Senior Vice President Finance, Controller,
(Principal Executive Officer)	Chief Accounting Officer, and Interim
Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of J.B. Hunt Transport Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Claims Accruals

Description of the Matter

At December 31, 2019, the Company’s aggregate claims accrual was $263 million, which is primarily related to casualty and workers’ compensation claims, inclusive of amounts expected to be paid by the Company’s insurers above its self-insured retention limits. As explained in Note 2 of the financial statements, the Company recognizes a liability at the time of the incident based upon the nature and severity of the claim and analyses provided by third-party claims administrators. The Company uses an actuarial method to develop currently known claim information to derive an estimate of the ultimate claim liability to account for estimated incurred but not reported losses (“IBNR”).

Auditing the Company's claims accruals is complex and involves significant measurement uncertainty associated with the estimate, the application of significant management judgment, and the use of various actuarial methods. In addition, the estimate for claims accruals is sensitive to significant management assumptions, including the frequency and severity assumptions used to derive the computation of the IBNR, and the case reserves and loss development factors for reported claims.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the claims accrual process, including management’s assessment of the assumptions and data underlying the IBNR reserve.

To evaluate the claims accruals, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims by performing a test of details over a representative sample. Furthermore, we involved our actuarial specialist to assist in our evaluation of the methodologies applied by management in determining the calculated reserve. We compared the Company’s reserved amount to a range which our actuarial specialist developed based on independently selected assumptions.

Accounting for Acquisition of Cory 1st Choice Home Delivery

Description of the Matter

During 2019, the Company completed its acquisition of Cory 1st Choice Home Delivery (“Cory”) for net consideration of $100 million, as disclosed in Note 12 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Cory was complex due to the significant estimation required by management to determine the fair value of acquired customer-related intangible assets and goodwill of $45.8 million and $48.2 million, respectively. The significant estimation was primarily due to the complexity of the valuation methods used by management to measure the fair value of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions used in the valuation included volatility, discount rate, and revenue projections. The Company used the multi-period excess earnings, relief from royalty, and with-and-without methods to measure the intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, attrition rate and market participant synergies). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its accounting for acquisitions. Our tests included controls over the estimation process supporting the recognition and measurement of consideration transferred, and the intangible assets. We also tested management’s review of assumptions used in the valuation models.

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used in the Company’s valuation models, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business and to other guidelines used by companies within the same industry. We involved our valuation specialists to assist in our evaluation of the significant assumptions, including revenue growth rates and discount rate, and to assist with reconciling the prospective financial information with other prospective financial information prepared by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Rogers, Arkansas

March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of J.B. Hunt Transport Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited J.B. Hunt Transport Services, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, J.B. Hunt Transport Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) of the Company and our report dated March 2, 2020, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Rogers, Arkansas

March 2, 2020

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Balance Sheets
December 31, 2019 and 2018
(in thousands, except share data)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$35,000	$7,600
Trade accounts receivable, net	1,011,829	1,051,698
Other receivables, net	230,331	274,511
Inventories	21,106	21,977
Prepaid expenses	183,033	147,195
Total current assets	1,481,299	1,502,981
Property and equipment, at cost:
Revenue and service equipment	4,837,747	4,716,860
Land	58,692	49,486
Structures and improvements	302,184	238,202
Furniture and office equipment	442,183	324,695
Total property and equipment	5,640,806	5,329,243
Less accumulated depreciation	2,019,940	1,884,132
Net property and equipment	3,620,866	3,445,111
Goodwill	96,326	40,087
Other intangible assets, net	106,506	65,070
Other assets	165,857	38,398
Total assets	$5,470,854	$5,091,647

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$-	$250,706
Trade accounts payable	602,601	709,736
Claims accruals	279,590	275,139
Accrued payroll	68,220	80,922
Other accrued expenses	85,355	35,845
Total current liabilities	1,035,766	1,352,348
Long-term debt	1,295,740	898,398
Other long-term liabilities	173,241	96,056
Deferred income taxes	699,078	643,461
Total liabilities	3,203,825	2,990,263
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2019 and 2018, of which 106,212,908 and 108,710,825 shares were outstanding at December 31, 2019 and 2018, respectively)	1,671	1,671
Additional paid-in capital	374,049	340,457
Retained earnings	4,592,938	4,188,435
Treasury stock, at cost (60,886,524 shares at December 31, 2019, and 58,388,607 shares at December 31, 2018)	(2,701,629)	(2,429,179)
Total stockholders’ equity	2,267,029	2,101,384

Total liabilities and stockholders' equity	$5,470,854	$5,091,647

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Earnings
Years Ended December 31, 2019, 2018 and 2017
(in thousands, except per share amounts)

	2019	2018	2017

Operating revenues, excluding fuel surcharge revenues	$8,122,600	$7,557,648	$6,435,858
Fuel surcharge revenues	1,042,658	1,057,226	753,710
Total operating revenues	9,165,258	8,614,874	7,189,568
Operating expenses:
Rents and purchased transportation	4,528,812	4,434,540	3,650,806
Salaries, wages and employee benefits	2,167,851	1,926,213	1,608,378
Depreciation and amortization	499,145	435,893	383,518
Fuel and fuel taxes	463,195	459,011	347,573
Operating supplies and expenses	333,113	303,529	257,239
General and administrative expenses, net of asset dispositions	191,933	163,270	125,878
Insurance and claims	157,251	129,406	123,579
Operating taxes and licenses	55,336	51,080	44,825
Communication and utilities	34,797	30,911	23,983
Total operating expenses	8,431,433	7,933,853	6,565,779
Operating income	733,825	681,021	623,789
Interest income	1,754	224	235
Interest expense	54,684	40,427	28,785
Earnings before income taxes	680,895	640,818	595,239
Income taxes	164,575	151,233	(91,024)
Net earnings	$516,320	$489,585	$686,263
Weighted average basic shares outstanding	107,329	109,375	109,987
Basic earnings per share	$4.81	$4.48	$6.24
Weighted average diluted shares outstanding	108,307	110,428	111,049
Diluted earnings per share	$4.77	$4.43	$6.18
Dividends declared per common share	$1.04	$0.96	$0.92

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2019, 2018 and 2017
(in thousands, except per share amounts)

		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
Balances at December 31, 2016	$1,671	$293,087	$3,218,943	$(2,099,640)	$1,414,061
Comprehensive income:
Net earnings	-	-	686,263	-	686,263
Cash dividend declared and paid ($0.92 per share)	-	-	(101,362)	-	(101,362)
Purchase of treasury shares	-	-	-	(179,813)	(179,813)
Share-based compensation	-	38,291	-	-	38,291
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(20,567)	-	2,452	(18,115)

Balances at December 31, 2017	$1,671	$310,811	$3,803,844	$(2,277,001)	$1,839,325
Comprehensive income:
Net earnings	-	-	489,585	-	489,585
Cash dividend declared and paid ($0.96 per share)	-	-	(104,994)	-	(104,994)
Purchase of treasury shares	-	-	-	(150,338)	(150,338)
Share-based compensation	-	47,369	-	-	47,369
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(17,723)	-	(1,840)	(19,563)

Balances at December 31, 2018	$1,671	$340,457	$4,188,435	$(2,429,179)	$2,101,384
Comprehensive income:
Net earnings	-	-	516,320	-	516,320
Cash dividend declared and paid ($1.04 per share)	-	-	(111,817)	-	(111,817)
Purchase of treasury shares	-	-	-	(275,657)	(275,657)
Share-based compensation	-	53,324	-	-	53,324
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(19,732)	-	3,207	(16,525)

Balances at December 31, 2019	$1,671	$374,049	$4,592,938	$(2,701,629)	$2,267,029

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017
(in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net earnings	$516,320	$489,585	$686,263
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	499,145	435,893	383,518
Noncash lease expense	39,517	-	-
Share-based compensation	53,324	47,369	38,291
Loss on sale of revenue equipment and other	13,057	12,107	7,370
Advance deposit impairment	-	-	20,240
Deferred income taxes	55,617	101,591	(248,764)
Changes in operating assets and liabilities:
Trade accounts receivable	50,310	(130,931)	(166,111)
Income taxes receivable or payable	41,447	(41,071)	(45,542)
Other current assets	(4,975)	(6,133)	69,462
Trade accounts payable	(85,327)	98,037	85,237
Claims accruals	(20,727)	21,580	25,021
Accrued payroll and other accrued expenses	(59,361)	59,814	168
Net cash provided by operating activities	1,098,347	1,087,841	855,153
Cash flows from investing activities:
Additions to property and equipment	(854,115)	(995,650)	(526,928)
Proceeds from sale of equipment	165,918	110,165	16,413
Business acquisition	(115,654)	-	(136,879)
Change in other assets	(111)	(1,288)	(3,888)
Net cash used in investing activities	(803,962)	(886,773)	(651,282)
Cash flows from financing activities:
Proceeds from long-term debt	700,000	-	-
Payments on long-term debt	(250,000)	-	-
Proceeds from revolving lines of credit and other	1,591,014	3,204,715	2,716,155
Payments on revolving lines of credit and other	(1,904,000)	(3,137,900)	(2,612,501)
Purchase of treasury stock	(275,657)	(150,338)	(179,813)
Stock repurchased for payroll taxes and other	(16,525)	(19,563)	(18,115)
Dividends paid	(111,817)	(104,994)	(101,362)
Net cash used in financing activities	(266,985)	(208,080)	(195,636)
Net increase/(decrease) in cash and cash equivalents	27,400	(7,012)	8,235
Cash and cash equivalents at beginning of year	7,600	14,612	6,377
Cash and cash equivalents at end of year	$35,000	$7,600	$14,612
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$46,721	$39,901	$28,785
Income taxes	$71,681	$83,822	$190,783
Noncash investing activities
Accruals for equipment received	$25,505	$49,390	$53,026

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts and revenue adjustments. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts and revenue adjustments is based on historical experience, as well as any known trends or uncertainties related to customer billing and account collectability. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts and revenue adjustments for our trade accounts receivable was $22.5 million and $23.6 million at December 31, 2019 and 2018, respectively. The allowance for uncollectible accounts for our other receivables was $12.2 million at December 31, 2018, with no allowance present at December 31, 2019.

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

At December 31, 2019 and 2018, we had no available-for-sale securities. See Note 8, Employee Benefit Plans, for a discussion of our trading securities.

Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 4 to 10 years for tractors, 7 to 20 years for trailing equipment, 10 to 40 years for structures and improvements, 3 to 7 years for computer hardware and software, and 3 to 10 years for furniture and office equipment. Salvage values are typically 10% to 30% of original cost for tractors and trailing equipment and reflect any agreements with tractor suppliers for residual or trade-in values for certain new equipment. We periodically review these useful lives and salvage values. We capitalize tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service. Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition and are classified in general and administrative expenses, net of asset dispositions in the Consolidated Statements of Earnings.

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

Leases

We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We initially record these assets and liabilities based on the present value of lease payments over the lease term calculated using our incremental borrowing rate applicable to the leased asset or the implicit rate within the agreement if it is readily determinable. Lease agreements with lease and non-lease components are combined as a single lease component. Right-of-use assets additionally include net prepaid lease expenses. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. Leases with an initial term of 12 months or less, short-term leases, are not recorded on the balance sheet. Lease expense for short-term and long-term operating leases is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

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

Our revenue is earned through the service offerings of our four reportable business segments. See Note 14, Business Segments, for revenue reported by segment. All revenue transactions between reporting segments are eliminated in consolidation.

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

Integrated Capacity Solutions™ (ICS) - ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and less-than-truckload (LTL), as well as a variety of dry-van and intermodal solutions. ICS performs these services through customer contractual rate quotes as well as spot quotes that are one-time rate quotes issued for a single transaction or group of transactions.

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

Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. Outstanding unvested restricted share units represent the dilutive effects on weighted average shares. A reconciliation of the number of shares used in computing basic and diluted earnings per share is shown below (in thousands):

	Years ended December 31,
	2019	2018	2017
Weighted average shares outstanding – basic	107,329	109,375	109,987
Effect of common stock equivalents	978	1,053	1,062
Weighted average shares outstanding – diluted	108,307	110,428	111,049

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For each of the years ended December 31, 2019, 2018, and 2017, our top 10 customers, based on revenue, accounted for approximately 32%, 30%, and 29% of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 34% and 32% of our total trade accounts receivable at December 31, 2019 and 2018, respectively. We had no individual customers with revenues greater than 10% of total revenues.

Share-based Compensation

We have a share-based compensation plan covering certain employees, including officers and directors. We account for share-based compensation utilizing the fair value recognition provisions of current accounting standards for share-based payments. We currently utilize restricted share units and performance share units. Issuances of our stock upon restricted share unit and performance share unit vesting are made from treasury stock. Our restricted share unit and performance share unit awards may include both graded-vesting and cliff-vesting awards and therefore vest in increments during the requisite service period or at the end of the requisite service period, as appropriate for each type of vesting. We recognize compensation expense on a straight-line basis over the requisite service periods within each award. The benefit for the forfeiture of an award is recorded in the period in which it occurs.

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2017 and 2018, we were self-insured for $500,000 per occurrence for personal injury and property damage and self-insured for $100,000 per workers’ compensation claim. For 2019, we were self-insured for $500,000 per occurrence for personal injury and property damage and fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2020 with substantially the same terms as our 2019 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2019 and 2018, we had an accrual of approximately $263 million and $260 million, respectively, for estimated claims, which are recorded in claims accruals in our Consolidated Balance Sheets. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2019 and 2018, we have recorded $281 million and $261 million, respectively, of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums. Of these total asset balances, $157 million and $158 million have been included in other receivables, with the remaining balance included in prepaid expenses in our Consolidated Balance Sheets at December 31, 2019 and 2018, respectively.

Business Combinations

The purchase price of our acquisitions is the aggregate of the consideration transferred, including liabilities incurred, measured at the acquisition date. We allocate the purchase price of acquisitions to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. This assignment of fair values to the assets acquired and liabilities assumed requires the use of estimates, judgments, inputs, and assumptions. The excess of the purchase price over those estimated fair values is recorded as goodwill. Changes to the acquisition date provisional fair values prior to the end of the measurement period are recorded as adjustments to the associated goodwill. Acquisition-related expenses and restructuring costs, if any, are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in a business combination. Goodwill and intangible assets with indefinite lives are not amortized. Goodwill is reviewed, using a market based approach, for potential impairment as of October 1st on an annual basis or, more frequently, if circumstances indicate a potential impairment is present. Intangible assets with finite lives are amortized on the straight-line method over the estimated useful lives of 2 to 15 years.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses, which will replace the current incurred loss methodology used for establishing a provision against financial assets, including accounts receivable, with a forward-looking expected loss methodology for accounts receivable, loans and other financial instruments. We will adopt the new standard on January 1, 2020, using the cumulative-effect method. The adoption of the new guidance is not expected to have a material impact on our financial statements.

Accounting Pronouncements Adopted in 2019

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

The FASB has provided certain practical expedients in applying the standard. Of the allowed practical expedients within the standard applicable to our operations, we elected the package of practical expedients which, among other things, allowed us to carry forward the historical lease classification upon adoption of the standard. We did not elect the hindsight practical expedient when determining the lease term for existing leases. In addition, we did not separate non-lease components from lease components by class of underlying assets where appropriate and we did not apply the recognition requirements of the standard to short-term leases, as allowed by the standard.

Upon adoption of the standard, we recorded offsetting lease assets and lease liabilities resulting in a $102.4 million increase in other assets, a $32.3 million increase in other accrued expenses and a $70.1 million increase in other long-term liabilities in our Consolidated Balance Sheet, as of January 1, 2019. The adoption of the standard did not have a material impact on our Consolidated Statements of Earnings, Consolidated Statements of Cash Flows or debt covenant compliance.

3.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	December 31,
	2019	2018
Senior revolving line of credit	$-	$307.1
Senior notes	1,295.7	842.0
Less current portion of long-term debt	-	(250.7)
Total long-term debt	$1,295.7	$898.4

Aggregate maturities of long-term debt subsequent to December 31, 2019, are as follows: $353.1 million in 2022, $248.6 in 2024, and $694.0 million thereafter.

Senior Revolving Line of Credit

At December 31, 2019, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2019, we had no outstanding borrowings under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2019.

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

We entered into a receive fixed-rate and pay variable-rate interest rate swap agreement simultaneously with the issuance of our $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amount of this interest rate swap agreement equals that of the corresponding fixed-rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 3.27% for our $350 million of 3.30% senior notes at December 31, 2019. The swap expires when the corresponding senior notes are due. The fair value of this swap is recorded in other assets in our Consolidated Balance Sheet at December 31, 2019. See Note 9, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of this interest rate swap recorded in earnings is offset by a corresponding change in the fair value of the related debt.

5.	Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2019 or 2018. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders. On January 22, 2020, we announced an increase in our quarterly cash dividend from $0.26 to $0.27 per share, which will be paid February 21, 2020, to stockholders of record on February 7, 2020. At December 31, 2019, we had 1.7 million shares of common stock to be issued upon the vesting of equity awards and 5.7 million shares reserved for future issuance pursuant to share-based payment plans. During calendar year 2019, we purchased approximately 2.8 million shares, or $275.7 million, of our common stock in accordance with plans authorized by our Board. At December 31, 2019, we had $95 million available under an authorized plan to purchase our common stock. On January 22, 2020, our Board of Directors authorized an additional purchase of up to $500 million of our common stock.

6.	Share-based Compensation

We maintain a Management Incentive Plan (the “Plan”) that provides various share-based financial methods to compensate our key employees with shares of our common stock or common stock equivalents. Under the Plan, as amended, we have, from time to time, utilized restricted share units, performance share units, restricted shares, and non-statutory stock options to compensate our employees and directors. We currently are utilizing restricted and performance share units.

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

We account for our restricted share units and performance share units in accordance with current accounting standards for share-based payments. These standards require that the cost of all share-based payments to employees be recognized in our Consolidated Financial Statements based on the grant date fair value of those awards. This cost is recognized over the period for which an employee is required to provide service in exchange for the award, subject to the attainment of performance metrics established for performance share units. Share-based compensation expense is recorded in salaries, wages, and employee benefits in our Consolidated Statements of Earnings, along with other compensation expenses to employees. The following table summarizes the components of our share-based compensation program expense (in thousands):

	Years ended December 31,
	2019	2018	2017
Restricted share units
Pretax compensation expense	$38,632	$32,797	$28,679
Tax benefit	9,337	7,740	(4,385)
Restricted share units, net of tax	$29,295	$25,057	$33,064
Performance share units
Pretax compensation expense	$14,692	$14,572	$9,612
Tax benefit	3,551	3,439	(1,470)
Performance share awards, net of tax	$11,141	$11,133	$11,082

A summary of our restricted share units and performance share units is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	1,502,656	$71.16
Granted	158,319	90.06
Vested	(380,702)	67.29
Forfeited	(37,745)	75.13
Unvested at December 31, 2017	1,242,528	$74.71
Granted	370,669	119.82
Vested	(337,512)	79.02
Forfeited	(29,850)	83.69
Unvested at December 31, 2018	1,245,835	$86.80
Granted	440,255	99.60
Vested	(341,218)	85.61
Forfeited	(31,454)	93.91
Unvested at December 31, 2019	1,313,418	$91.22

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	484,054	$70.58
Granted	-	-
Vested	(155,867)	68.27
Forfeited	-	-
Unvested at December 31, 2017	328,187	$71.68
Granted	150,763	122.57
Vested	(118,438)	69.29
Forfeited	-	-
Unvested at December 31, 2018	360,512	$93.74
Granted	142,156	98.58
Vested	(127,140)	93.46
Forfeited	-	-
Unvested at December 31, 2019	375,528	$95.67

At December 31, 2019, we had $61.3 million and $13.0 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately 3.2 years for restricted share units and 2.2 years for performance share units.

The aggregate intrinsic value of restricted and performance share units vested during the years ended December 31, 2019, 2018, and 2017, was $47.0 million, $55.1 million, and $49.3 million, respectively. The aggregate intrinsic value of unvested restricted and performance share units was $197.2 million at December 31, 2019. The total fair value of shares vested for restricted and performance share units during the years ended December 31, 2019, 2018, and 2017, was $41.1 million, $35.0 million, and $36.4 million, respectively.

7.	Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2019	2018	2017
Current:
Federal	$87,977	$22,904	$134,284
State and local	20,981	26,738	23,456
	108,958	49,642	157,740
Deferred:
Federal	51,229	97,670	(261,592)
State and local	4,388	3,921	12,828
	55,617	101,591	(248,764)
Total tax expense/(benefit)	$164,575	$151,233	$(91,024)

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 21% as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Income tax at federal statutory rate	$142,988	$134,572	$208,334
State tax, net of federal effect	19,293	24,627	18,334
Federal tax reform	-	(3,219)	(309,223)
Benefit of stock compensation	(1,238)	(4,919)	(4,907)
199/R&D credit	(200)	1,000	(7,056)
Nondeductible meals and entertainment	1,688	1,071	1,374
Change in effective state tax rate, net of federal benefit	1,562	(1,469)	3,403
Other, net	482	(430)	(1,283)
Total tax expense	$164,575	$151,233	$(91,024)

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

Income taxes receivable was $60.9 million and $102.4 million at December 31, 2019 and 2018, respectively. These amounts have been included in other receivables in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018, are presented below (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Insurance accruals	$27,180	$34,889
Allowance for doubtful accounts	8,052	7,649
Compensation accrual	4,925	10,461
Deferred compensation accrual	24,521	20,396
Federal benefit of state uncertain tax positions	9,867	10,364
Lease liabilities	30,251	-
State NOL carry-forward	7,495	6,041
Other	6,357	4,626
Total gross deferred tax assets	118,648	94,426
Valuation allowance	(7,495)	(6,041)
Total deferred tax assets, net of valuation allowance	111,153	88,385
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	729,016	696,913
Prepaid permits and insurance, principally due to expensing for income tax purposes	39,285	33,594
Lease right-of-use assets	30,014	-
Other	11,916	1,339
Total gross deferred tax liabilities	810,231	731,846
Net deferred tax liability	$699,078	$643,461

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

	December 31,
	2019	2018	2017
Beginning balance	$52.2	$45.3	$35.4
Additions based on tax positions related to the current year	11.0	13.9	11.6
Additions/(reductions) based on tax positions taken in prior years	(6.5)	(2.4)	5.4
Reductions due to settlements	-	-	(2.4)
Reductions due to lapse of applicable statute of limitations	(6.1)	(4.6)	(4.7)
Ending balance	$50.6	$52.2	$45.3

At December 31, 2019 and 2018, we had a total of $50.6 million and $52.2 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $41.8 million and $43.1 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2019 and 2018, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Statements of Earnings.  The amount of accrued interest and penalties recognized during the years ended December 31, 2019, 2018, and 2017, was $3.2 million, $2.4 million, and $2.1 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2019 and 2018, was $4.8 million and $4.6 million, respectively.

Tax years 2016 and forward remain subject to examination by federal tax jurisdictions, while tax years 2009 and forward remain open for state jurisdictions.

8.	Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2019, 2018, and 2017, our matching contributions to the plan were $20.8 million, $19.7 million, and $16.7 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of 2 to 25 years upon reaching age 55, having 15 years of service, or becoming disabled. Our total liability under this plan was $20.4 million as of December 31, 2019, and $15.7 million as of December 31, 2018. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $20.4 million as of December 31, 2019, and $15.7 million as of December 31, 2018.

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

	Asset/(Liability) Balance
	December 31,
	2019	2018	Input Level
Trading investments	$20.4	$15.7	1
Interest rate swaps	$4.8	$(4.8)	2
Senior notes, net of unamortized discount and debt issuance costs	$(353.1)	$(591.3)	2

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

Financial Instruments

The carrying amount of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis was $942.6 million and $555.9 million at December 31, 2019 and 2018, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.03 billion and $564.9 million at December 31, 2019 and 2018, respectively.

In 2017, we remeasured an advance deposit previously made for the purchase of new trailing equipment from a carrying amount of $20.2 million to a fair value of zero, due the manufacturer not being able to meet delivery. The resulting charge was included in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. The carrying amounts of all other instruments at December 31, 2019 and 2018, approximate their fair value due to the short maturity of these instruments.

10.	Commitments and Contingencies

At December 31, 2019, we had outstanding commitments of approximately $938 million, net of proceeds from sales or trade-ins during 2020 through 2022, which is primarily related to the acquisition of tractors, containers, chassis, and other trailing equipment.

During 2019, we issued financial standby letters of credit as a guaranty of our performance under certain operating agreements and self-insurance arrangements. If we default on our commitments under the agreements or other arrangements, we are required to perform under these guaranties. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $2.7 million as of December 31, 2019.

As of December 31, 2018, we had approximately $117.8 million of obligations remaining under operating lease arrangements related primarily to terminal and support facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018, were approximately $117.8 million, with payment streams as follows (in millions): 2019 - $34.9; 2020 - $29.9; 2021 - $20.7; 2022 - $13.7; and thereafter - $18.6.

We were a defendant in a certain alleged class-action lawsuit in which the plaintiffs were current and former California-based employee drivers who alleged claims for unpaid wages, failure to provide meal and rest periods, and other items. We reached an agreement and recorded a reserve in September 2018 to resolve all pending claims for a class settlement payment of $15 million, with Court approval of settlement granted in April 2019.

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same. In October 2018 we received the arbitrators’ Interim Award. For the determined components of the Interim Award, we recorded an $18.3 million pre-tax charge in the third quarter 2018 related to certain charges claimed by BNSF for specific services requested for customers from April 2014 through May 2018. In January 2019 the Panel issued its Second Interim Award ordering that $89.4 million is due from the Company to BNSF resulting from the adjusted revenue divisions relating to the 2016 period at issue ($52.1 million) and for calendar year 2017 ($37.3 million). We recorded pretax charges for contingent liabilities in the fourth quarter 2018 of $89.4 million claimed by the BNSF for the period May 1, 2016 through December 31, 2017 and $44.6 million for the period January 1, 2018 through December 31, 2018, for a total of $134 million. In October 2019 the arbitrators issued a Final Award. As a result, we recorded pre-tax charges in the third quarter 2019 of $26.8 million related to certain charges claimed by BNSF for the period January 1, 2018 through December 31, 2018 and no material adjustments for the period January 1, 2019 through September 30, 2019. In addition, we recorded a $17.4 million charge in the third quarter 2019 for legal fees, costs and interest claimed by BNSF, for a total of $44.2 million.

On January 17, 2020, we filed under seal in the United States District Court for the Western District of Arkansas a motion to confirm and enforce the Final Award, seeking the Court’s specific enforcement of certain confidential contractual rights the arbitrators decided in our favor. BNSF has moved to confirm the Final Award in the United States District Court for the District of Columbia.

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

11.	Leases

As of December 31, 2019, we had various obligations remaining under operating lease arrangements related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards and equipment. Many of these leases include one or more options, at our discretion, to renew and extend the agreement beyond the current lease expiration date or to terminate the agreement prior to the lease expiration date. These options are included in the calculation of our operating lease right-of-use asset and liability when it becomes reasonably certain the option will be exercised. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Operating leases with an initial term of more than 12 months are included in our Consolidated Balance Sheets as discounted liabilities and corresponding right-of-use assets consisting of the following (in millions):

Asset/(Liability) Balance
December 31, 2019
Right-of-use assets	$125.5
Lease liabilities, current	$(44.4)
Lease liabilities, long-term	$(80.1)

Right-of-use assets are classified in other assets in our Consolidated Balance Sheets. Operating lease liability, current is classified in other accrued expenses, while operating lease liability, long-term is classified in other long-term liabilities in our Consolidated Balance Sheets.

As of December 31, 2019, the weighted-average remaining lease term for our outstanding operating lease obligations was 4.2 years and the weighted-average discount rate was 3.46%. Future minimum lease payments under these operating leases as of December 31, 2019, are as follows (in millions):

Year one	$44.9
Year two	35.0
Year three	24.0
Year four	14.6
Year five	5.2
Thereafter	10.0
Total lease payments	133.7
Less interest	(9.2)
Present value of lease liabilities	$124.5

During the year ended December 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $44.5 million, while $43.5 million, of operating lease expense was recognized on a straight-line basis. Operating lease expense is recorded in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. During the year ended December 31, 2019, a total of $61.6 million of right-of-use assets were obtained in exchange for new operating lease liabilities, of which, $19.1 million were obtained through the business combinations discussed at Note 12, Acquisitions.

12.	Acquisitions

On January 7, 2019, we entered into an asset purchase agreement to acquire substantially all of the assets and assume certain specified liabilities of the affiliated entities of Cory 1st Choice Home Delivery (“Cory”), subject to customary closing conditions.  The closing of the transaction was effective on February 15, 2019, with a purchase price of $100 million. Total consideration paid in cash under the Cory agreement was $98.2 million and consisted of the agreed upon purchase price adjusted for estimated working capital adjustments. In addition, we incurred approximately $2.9 million in transaction costs which are recorded in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. The Cory acquisition was accounted for as a business combination and operates within our Dedicated Contract Services business segment. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $45.8 million of finite-lived intangible assets and approximately $48.2 million of goodwill. Goodwill consists of acquiring and retaining the Cory existing network and expected synergies from the combination of operations. The following table outlines the consideration transferred and purchase price allocation at their respective estimated fair values as of February 15, 2019 (in millions):

Consideration	$98.2
Accounts receivable	8.9
Other current assets	0.3
Property and equipment	0.8
Right-of-use assets	16.0
Intangible	45.8
Accounts payable and accrued liabilities	(5.8)
Lease liabilities	(16.0)
Goodwill	$48.2

On November 26, 2019, we entered into an asset purchase agreement to acquire substantially all of the assets and assume certain specified liabilities of the affiliated entities of RDI Last Mile Co. (RDI), subject to customary closing conditions.  The closing of the transaction was effective on December 31, 2019, with a purchase price of $17.5 million. Total consideration paid in cash under the RDI agreement was $17.4 million and consisted of the agreed upon purchase price adjusted for estimated working capital adjustments. In addition, we incurred approximately $0.5 million in transaction costs which are recorded in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. The RDI acquisition was accounted for as a business combination and operates within our Dedicated Contract Services business segment. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $8.1 million of finite-lived intangible assets and approximately $8.1 million of goodwill. Goodwill consists of acquiring and retaining the RDI existing network and expected synergies from the combination of operations. The following table outlines the consideration transferred and preliminary purchase price allocation at their respective estimated fair values as of December 31, 2019 (in millions):

Consideration	$17.4
Accounts receivable	1.5
Other current assets	0.3
Property and equipment	0.5
Right-of-use assets	3.1
Intangible	8.1
Accounts payable and accrued liabilities	(1.1)
Lease liabilities	(3.1)
Goodwill	$8.1

13.	Goodwill and Other Intangible Assets

As discussed in Note 12, Acquisitions, in 2019, we recorded additional goodwill of approximately $56.3 million and additional finite-lived intangible assets of approximately $53.9 million in connection with the Cory and RDI acquisitions. Total goodwill was $96.3 million and $40.1 million at December 31, 2019 and 2018, respectively. All goodwill is assigned to our Dedicated Contract Services business segment. No impairment losses have been recorded for goodwill as of December 31, 2019. Prior to the Cory and RDI acquisitions, our intangible assets consisted of those arising from a previous business acquisition and our purchased LDC network access, both within our Dedicated Contract Services segment. Identifiable intangible assets consist of the following (in millions):

	December 31,		Weighted Average Amortization
	2019	2018	Period
Finite-lived intangibles:
Customer relationships	$118.6	$75.3	11.5
Non-competition agreements	6.9	0.2	6.8
Trade names	3.8	-	2.0
LDC Network	10.5	10.5	10.0
Total finite-lived intangibles	139.8	86.0
Less accumulated amortization	(33.3)	(20.9)
Total identifiable intangible assets, net	$106.5	$65.1

Our finite-lived intangible assets have no assigned residual values.

During the years ending December 31, 2019, 2018, and 2017, intangible asset amortization expense was $12.4 million, $8.6 million and $4.2 million, respectively. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $13.6 million for 2020 and $11.9 million for 2021, and $11.7 million for 2022 through 2024. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

14.	Segment Information

We have four reportable business segments – Intermodal (JBI), Dedicated Contract Services (DCS), Integrated Capacity Solutions (ICS), and Truckload (JBT) – which are based primarily on the services each segment provides. The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane, or service. DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates. ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with JBHT-owned equipment. ICS services include flatbed, refrigerated, and LTL, as well as a variety of dry-van and intermodal solutions. JBT business includes full-load, dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment. This freight is typically transported over roads and highways and does not move by rail. All transactions between reporting segments are eliminated in consolidation.

Our customers are geographically dispersed across the United States. A summary of certain segment information as of December 31 is presented below (in millions):

	Assets (Excludes intercompany accounts)
	December 31,
	2019	2018
JBI	$2,217	$2,221
DCS	1,877	1,595
ICS	208	212
JBT	241	307
Other (includes corporate)	928	757
Total	$5,471	$5,092

	Revenues
	Years ended December 31,
	2019	2018	2017
JBI	$4,745	$4,717	$4,084
DCS	2,695	2,163	1,719
ICS	1,348	1,335	1,025
JBT	389	417	378
Total segment revenues	9,177	8,632	7,206
Intersegment eliminations	(12)	(17)	(16)
Total	$9,165	$8,615	$7,190

	Operating Income
	Years ended December 31,
	2019	2018	2017
JBI	$447	$401	$407
DCS	269	193	171
ICS	(11)	50	23
JBT	29	37	23
Total	$734	$681	$624

	Depreciation and Amortization Expense
	Years ended December 31,
	2019	2018	2017
JBI	$181	$173	$163
DCS	246	200	158
JBT	33	38	41
Other	39	25	22
Total	$499	$436	$384

15.	Quarterly Financial Information (Unaudited)

As further discussed in Note 10, Commitments and Contingencies, our third quarter 2019 and fourth quarter 2018 operating income, net earnings and earnings per share included the impact of pretax charges for contingent liabilities. Operating results by quarter for the years ended December 31, 2019 and 2018 are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2019:
Operating revenues	$2,089,627	$2,261,647	$2,363,660	$2,450,323
Operating income	$167,795	$193,093	$167,862	$205,074
Net earnings	$119,601	$133,633	$118,410	$144,676
Basic earnings per share	$1.10	$1.24	$1.11	$1.36
Diluted earnings per share	$1.09	$1.23	$1.10	$1.35

2018:
Operating revenues	$1,948,245	$2,139,027	$2,209,760	$2,317,842
Operating income	$168,781	$214,812	$174,688	$122,740
Net earnings	$118,142	$151,652	$131,110	$88,681
Basic earnings per share	$1.08	$1.39	$1.20	$0.81
Diluted earnings per share	$1.07	$1.37	$1.19	$0.81