Form 10-Q
period 2020-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2020-05-01
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes  ☒           No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

            Yes  ☐          No  ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2020 was 105,460,633.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended March 31, 2020

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019

Operating revenues, excluding fuel surcharge revenues	$2,045,694	$1,855,341
Fuel surcharge revenues	235,132	234,286
Total operating revenues	2,280,826	2,089,627

Operating expenses:
Rents and purchased transportation	1,136,151	999,889
Salaries, wages and employee benefits	574,249	516,326
Depreciation and amortization	130,095	119,930
Fuel and fuel taxes	101,123	112,125
Operating supplies and expenses	85,598	78,172
General and administrative expenses, net of asset dispositions	45,165	45,038
Insurance and claims	32,361	28,994
Operating taxes and licenses	13,312	13,160
Communication and utilities	8,031	8,198
Total operating expenses	2,126,085	1,921,832
Operating income	154,741	167,795
Net interest expense	12,036	13,033
Earnings before income taxes	142,705	154,762
Income taxes	37,871	35,161
Net earnings	$104,834	$119,601

Weighted average basic shares outstanding	105,985	108,730

Basic earnings per share	$0.99	$1.10

Weighted average diluted shares outstanding	106,950	109,664

Diluted earnings per share	$0.98	$1.09

Dividends declared per common share	$0.27	$0.26

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,454	$35,000
Trade accounts receivable, net	978,280	1,011,829
Prepaid expenses and other	371,235	434,470
Total current assets	1,397,969	1,481,299
Property and equipment, at cost	5,682,573	5,640,806
Less accumulated depreciation	2,064,273	2,019,940
Net property and equipment	3,618,300	3,620,866
Goodwill and intangible assets, net	199,437	202,832
Other assets	164,336	165,857
Total assets	$5,380,042	$5,470,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$497,649	$602,601
Claims accruals	265,540	279,590
Accrued payroll	75,736	68,220
Other accrued expenses	70,451	85,355
Total current liabilities	909,376	1,035,766

Long-term debt	1,302,756	1,295,740
Other long-term liabilities	170,944	173,241
Deferred income taxes	714,548	699,078
Stockholders' equity	2,282,418	2,267,029
Total liabilities and stockholders' equity	$5,380,042	$5,470,854

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

(unaudited)

		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2018	$1,671	$340,457	$4,188,435	$(2,429,179)	$2,101,384
Comprehensive income:
Net earnings	-	-	119,601	-	119,601
Cash dividend declared and paid ($0.26 per share)	-	-	(28,272)	-	(28,272)
Share-based compensation	-	13,571	-	-	13,571
Restricted share issuances, net of stock repurchased for payroll taxes	-	(2,147)	-	(373)	(2,520)
Balances at March 31, 2019	$1,671	$351,881	$4,279,764	$(2,429,552)	$2,203,764

Balances at December 31, 2019	$1,671	$374,049	$4,592,938	$(2,701,629)	$2,267,029
Comprehensive income:
Net earnings	-	-	104,834	-	104,834
Cash dividend declared and paid ($0.27 per share)	-	-	(28,688)	-	(28,688)
Purchase of treasury shares	-	-	-	(75,193)	(75,193)
Share-based compensation	-	18,063	-	-	18,063
Restricted share issuances, net of stock repurchased for payroll taxes	-	(3,535)	-	(92)	(3,627)
Balances at March 31, 2020	$1,671	$388,577	$4,669,084	$(2,776,914)	$2,282,418

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$104,834	$119,601
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	130,095	119,930
Noncash lease expense	11,411	8,484
Share-based compensation	18,063	13,571
Loss on sale of revenue equipment and other	1,472	2,252
Deferred income taxes	15,470	25,030
Changes in operating assets and liabilities:
Trade accounts receivable	33,549	58,109
Other assets	(60,029)	(54,421)
Trade accounts payable	(5,392)	(14,325)
Income taxes payable or receivable	23,066	12,213
Claims accruals	(7,938)	(920)
Accrued payroll and other accrued expenses	(15,438)	(38,783)
Net cash provided by operating activities	249,163	250,741

Cash flows from investing activities:
Additions to property and equipment	(166,814)	(257,658)
Net proceeds from sale of equipment	38,078	45,512
Business acquisition	-	(98,543)
Change in other assets	28	(15)
Net cash used in investing activities	(128,708)	(310,704)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	700,000
Payments on long-term debt	-	(250,000)
Proceeds from revolving lines of credit and other	220,607	730,618
Payments on revolving lines of credit and other	(220,100)	(1,045,100)
Purchase of treasury stock	(75,193)	-
Stock repurchased for payroll taxes	(3,627)	(2,520)
Dividends paid	(28,688)	(28,272)
Net cash provided by/(used in) financing activities	(107,001)	104,726
Net change in cash and cash equivalents	13,454	44,763
Cash and cash equivalents at beginning of period	35,000	7,600
Cash and cash equivalents at end of period	$48,454	$52,363

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,673	$14,363
Income taxes	$1,173	$2,163
Noncash investing activities
Accruals for equipment received	$22,395	$49,639

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2020, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

Use of Estimates

The novel coronavirus (COVID-19) pandemic has created and may continue to create significant uncertainty in macro-economic conditions, which may cause global economic recession, business slowdowns or shutdowns, depressed demand for our transportation and logistics businesses, and adversely impact our results of operations. During the three months ended March 31, 2020, we faced increasing uncertainties around our estimates on our annual effective tax rate, accounts receivable credit losses and intangibles.  We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change, as new events occur and additional information is obtained, which are recognized or disclosed in our consolidated financial statements as soon as they become known.

Accounting Pronouncement Adopted in 2020

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses, which replaced the existing incurred loss methodology used for establishing a provision against financial assets, including accounts receivable, with a forward-looking expected loss methodology for accounts receivable, loans and other financial instruments. We adopted the new standard on January 1, 2020, using the cumulative-effect method. The adoption of the new guidance did not have a material impact on our financial statements.

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts.  Receivables are recorded at amounts billed to customers when loads are delivered or services are performed.  The allowance for uncollectible accounts is calculated over the life of the underlying receivable and is based on historical experience; any known trends or uncertainties related to customer billing and account collectability; current economic conditions; and reasonable and supportable economic forecasts, each applied to segregated risk pools based on the business segment that generated the receivable. The adequacy of our allowance is reviewed quarterly.  Balances are charged against the allowance when it is determined the receivable will not be recovered.  The allowance for uncollectible accounts for our trade accounts receivable was $14.5 million at March 31, 2020 and $13.3 million at December 31, 2019. There were no material write-offs charged or increases to the allowance for uncollectible accounts during the first quarter 2020.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.0 million shares during the first quarter 2020, compared to 0.9 million shares during the first quarter 2019.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted share units:
Pretax compensation expense	$14,679	$9,741
Tax benefit	3,758	2,435
Restricted share unit expense, net of tax	$10,921	$7,306
Performance share units:
Pretax compensation expense	$3,384	$3,830
Tax benefit	866	957
Performance share unit expense, net of tax	$2,518	$2,873

As of March 31, 2020, we had $95.3 million and $24.2 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.2 years for restricted share units and 2.5 years for performance share units. During the first quarter 2020, we issued 34,781 shares for vested restricted share units and 44,870 shares for vested performance share units.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	March 31, 2020	December 31, 2019
Senior notes	1,302.8	1,295.7

Senior Revolving Line of Credit

At March 31, 2020, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At March 31, 2020, we had no outstanding borrowings under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2020.

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

We entered into a receive fixed-rate and pay variable-rate interest rate swap agreement simultaneously with the issuance of our $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amount of this interest rate swap agreement equals that of the corresponding fixed-rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 3.05% for our $350 million of 3.30% senior notes at March 31, 2020. The swap expires when the corresponding senior notes are due. The fair value of this swap is recorded in other assets in our Condensed Consolidated Balance Sheet at March 31, 2020. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of this interest rate swap recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On April 20, 2017, our Board of Directors authorized the purchase of up to $500 million of our common stock. On January 22, 2020, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At March 31, 2020, $520 million of the combined authorization was remaining. We purchased approximately 800,000 shares, or $75 million, of our common stock under our repurchase authorization during the three months ended March 31, 2020. On January 22, 2020, we announced an increase in our quarterly cash dividend from $0.26 to $0.27, which was paid February 21, 2020, to stockholders of record on February 7, 2020. On April 23, 2020, our Board of Directors declared a regular quarterly dividend of $0.27 per common share, which will be paid on May 22, 2020, to stockholders of record on May 8, 2020.

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

	Asset/(Liability) Balance
	March 31, 2020	December 31, 2019	Input Level
Trading investments	$17.9	$20.4	1
Interest rate swaps	$11.4	$4.8	2
Senior notes, net of unamortized discount and debt issuance costs	$(360.1)	$(353.1)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of interest rate swaps and corresponding senior notes have been measured using the income approach (Level 2), which include relevant interest rate curve inputs. Trading investments and interest rate swaps are classified in other assets in our Consolidated Balance Sheets. The senior notes are classified in long-term debt in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at March 31, 2020, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $942.7 million and $970.7 million, respectively.

The carrying amounts of all other instruments at March 31, 2020, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 26.5% for the three months ended March 31, 2020, compared to 22.7% for the three months ended March 31, 2019. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. Our effective income tax rate for the first quarter 2019 included the effect of a favorable settlement of a state income tax audit.

At March 31, 2020, we had a total of $52.9 million in gross unrecognized tax benefits, which are a component of other long-term liabilities in our Condensed Consolidated Balance Sheets. Of this amount, $43.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $4.2 million at March 31, 2020.

9.	Legal Proceedings

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same. In October 2019 the arbitrators issued a Final Award. On January 17, 2020, we filed under seal in the United States District Court for the Western District of Arkansas a motion to confirm and enforce the Final Award, seeking the Court’s specific enforcement of certain confidential contractual rights the arbitrators decided in our favor. BNSF has moved to confirm the Final Award in the United States District Court for the District of Columbia. During the first quarter 2020 we recorded an $8.2 million charge resulting from an adjusted calculation of the revenue divisions owed to BNSF under the Final Award.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10. Business Segments

In March 2020, we changed the way we internally evaluate the operating performance of our business units and adopted a new segment reporting structure. As part of this new structure, we separated our Dedicated Contract Services® segment into two reportable segments: Dedicated Contract Services and Final Mile Services®. Accordingly, we reported five distinct business segments during the three months ended March 31, 2020 and 2019.  These segments included Intermodal (JBI), Dedicated Contract Services (DCS), Integrated Capacity Solutions™ (ICS), Final Mile Services (FMS) and Truckload (JBT) which are based primarily on the services each segment provides.  The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane, or service. DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates.  ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and LTL, as well as a variety of dry-van and intermodal solutions. FMS provides final-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfilment and retail-pooling distributions services. JBT business includes full-load, dry-van freight that is transported utilizing company-owned revenue equipment or third-party carriers utilizing company-owned trailing equipment.  This freight is typically transported over roads and highways and does not move by rail. All transactions between reporting segments are eliminated in consolidation. Our customers are geographically dispersed across the United States. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2020	December 31, 2019
JBI	$2,228	$2,217
DCS	1,410	1,445
ICS	203	208
FMS	418	432
JBT	242	241
Other (includes corporate)	879	928
Total	$5,380	$5,471

	Operating Revenues For The Three Months Ended March 31,
	2020	2019
JBI	$1,150	$1,088
DCS	542	492
ICS	335	301
FMS	154	110
JBT	105	102
Subtotal	2,286	2,093
Inter-segment eliminations	(5)	(3)
Total	$2,281	$2,090

	Operating Income/(Loss) For The Three Months Ended March 31,
	2020	2019
JBI	$102.2	$103.3
DCS	72.9	50.1
ICS	(18.9)	7.0
FMS	(3.3)	0.2
JBT	1.8	7.2
Total	$154.7	$167.8

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2020	2019
JBI	$46.5	$44.4
DCS	56.3	51.0
ICS	0.4	0.9
FMS	8.1	6.4
JBT	8.2	8.8
Other (includes corporate)	10.6	8.4
Total	$130.1	$119.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2019, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic and business conditions; competition and competitive rate fluctuations; excess capacity in the intermodal or trucking industries; a loss of one or more major customers; cost and availability of diesel fuel; interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; ability to attract and retain qualified drivers, delivery personnel, independent contractors, and third-party carriers; retention of key employees; insurance costs and availability; litigation and claims expense; determination that independent contractors are employees; new or different environmental or other laws and regulations; volatile financial credit markets or interest rates; terrorist attacks or actions; acts of war; adverse weather conditions; national or international health pandemics; disruption or failure of information systems; operational disruption or adverse effects of business acquisitions; increased costs for new revenue equipment; increased tariffs assessed on or disruptions in the procurement of imported revenue equipment; decreases in the value of used equipment; and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate five distinct, but complementary, business segments and provide a wide range of transportation and delivery services to a diverse group of customers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local and home deliveries, freight handling, specialized equipment, and freight network design. Our local and home delivery services typically are provided through a network of cross-dock service centers throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our five business segments is described in Note 10, Business Segments, in our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2019, contains a summary of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2020	2019	2020	2019
JBI	$1,150	$1,088	$102.2	$103.3
DCS	542	492	72.9	50.1
ICS	335	301	(18.9)	7.0
FMS	154	110	(3.3)	0.2
JBT	105	102	1.8	7.2
Subtotal	2,286	2,093	154.7	167.8
Inter-segment eliminations	(5)	(3)	-	-
Total	$2,281	$2,090	$154.7	$167.8

Total consolidated operating revenues increased to $2.28 billion for the first quarter 2020, a 9% increase from $2.09 billion in the first quarter 2019, and a 10% increase excluding fuel surcharge revenues. This increase in operating revenues was primarily driven by a 7% increase in load volume in JBI, a 10% increase in revenues in DCS related to new customer contracts and higher fleet utilization, a 2% increase in load volume and a favorable change in customer freight mix in ICS and a 3% increase in JBT revenue, primarily due to a 15% increase in load volume. In addition, our newly reported FMS segment increased revenue 39% over the first quarter 2019, primarily due to two business acquisitions completed in 2019. These overall increases were partially offset by a 1% decrease in JBI revenue per load and lower rates and changes in customer mix in JBT.

JBI segment revenue increased 6% to $1.15 billion during the first quarter 2020, compared with $1.09 billion in 2019. Load volumes during the first quarter 2020 increased 7% over the same period 2019. Transcontinental loads increased 11% during the first quarter 2020, and Eastern network load volume was up 1% compared to the first quarter 2019. The overall increase in load volume was partially offset by a 1% decrease in revenue per load, which is determined by the combination of customer rates, fuel surcharges and freight mix. Revenue per load excluding fuel surcharge revenue was flat year-over-year. JBI reported improved year-over-year tractor and container utilization through the end of February 2020, as overall volume increases drove efficiencies in both the rail and dray network. Load volume disruptions related to the recent outbreak of the novel coronavirus (COVID-19) began to emerge in March and escalated through the end of the first quarter 2020. These load volume disruptions and resulting network imbalance could continue throughout the remainder of 2020, as a result of the overall economic effects caused by the ongoing COVID-19 pandemic. JBI segment operating income decreased 1%, to $102.2 million in the first quarter 2020, from $103.3 million in 2019. The increase in revenue was more than offset by an increase in rail purchased transportation costs, which included an $8.2 million accrual resulting from an adjusted calculation of the revenue divisions owed to BNSF Railway Company (BNSF) for 2019 related to the final award of our completed arbitration with BNSF issued in 2019; higher empty repositioning and network balancing expenditures as network fluidity was challenged by the effects of COVID-19 during the quarter; higher personnel costs, primarily related to $4.0 million for a one-time COVID-19 related bonus paid to employee drivers and other key field personnel; and higher costs for dray repositioning compared to the first quarter 2019. The current period ended with 96,480 units of trailing capacity and 5,492 power units assigned to the dray fleet.

DCS segment revenue increased 10% to $542 million in the first quarter 2020 from $492 million in 2019. Productivity, defined as revenue per truck per week, increased 2% when compared to 2019. Productivity excluding fuel surcharges increased 3%, primarily due to customer rate increases, better integration of assets between customer accounts, and increased customer supply chain fluidity largely attributed to a mild winter when compared to the first quarter 2019. A net additional 430 revenue producing trucks were in the fleet by the end of the first quarter 2020 compared to a year ago, primarily from private fleet conversions during the current and prior periods. As a result of the ongoing effects of the COVID-19 pandemic, the rate of newly awarded customer private fleet conversions, however, has slowed since late March and could remain slower during the remainder of 2020. DCS segment operating income increased 46% to $72.9 million in the first quarter 2020, from $50.1 million in 2019. The increase in operating income was due primarily to increased fleet productivity and the absence of any significant implementation or weather-related costs in first quarter 2020, compared to the first quarter 2019. Operating income was partially offset by DCS’s $6.5 million portion of the one-time COVID-19 bonus paid in first quarter 2020.

ICS segment revenue increased 12% to $335 million in the first quarter 2020, from $301 million in 2019. Overall volumes increased 2% while revenue per load increased 9%, primarily due to customer freight mix changes compared to first quarter 2019. Contractual business represented approximately 74% of total load volume and 64% of total revenue in the first quarter 2020, compared to 68% and 51%, respectively, in 2019. Approximately $235 million of first quarter 2020 ICS revenue was executed through the Marketplace for J.B. Hunt 360° compared to $186 million in the first quarter 2019. ICS segment had an operating loss of $18.9 million in the first quarter of 2020 compared to operating income of $7.0 million in 2019. Gross profit margin decreased to 9.6% in the first quarter 2020, compared to 16.5% in 2019, primarily due to a competitive pricing environment in the contractual business and tightening supply dynamics at various points throughout the current period. Current period operating results were further affected by increased technology spending as the Marketplace for J.B. Hunt 360° continues to expand in functionality and capacity, continued personnel growth costs, and higher digital marketing and advertising costs, compared to first quarter 2019. ICS’s carrier base increased 13% and employee count increased 2% compared to first quarter 2019. ICS could experience reduced overall load volumes throughout the remainder of 2020 as a result of the economic effects caused by the ongoing COVID-19 pandemic.

       FMS segment revenue increased 39% to $154 million in the first quarter 2020 from $110 million in 2019, primarily due to two business acquisitions completed in 2019. Stop count for the first quarter 2020 increased 67%, while productivity, defined as revenue per stop, decreased 17% compared to 2019. The reduction in productivity was primarily due to a change in the mix of service methods to a more asset-light model resulting from the 2019 business acquisitions. FMS segment had an operating loss of $3.3 million in the first quarter of 2020 compared to operating income of $0.2 million in 2019. The current period operating loss was primarily due to increased costs to expand the FMS network, increased costs resulting from the temporary suspension of operations at several customer sites in response to COVID-19, higher bad debt expense, $1.3 million of one-time COVID-19 employee bonus expense, and $1.2 million in additional noncash amortization expense attributable to the 2019 business acquisitions compared to first quarter 2019. A large portion of FMS customers have been significantly impacted by the ongoing response to the COVID-19 pandemic and as a result, the operations of FMS will continue to be impacted as those customers’ operations are affected.

JBT segment revenue totaled $105 million for the first quarter 2020, an increase of 3% from $102 million in first quarter 2019. Revenue excluding fuel surcharge also increased 3% primarily due to a 15% increase in load volume, partially offset by a 10% decrease in revenue per load compared to first quarter 2019. Revenue per loaded mile in first quarter 2020 decreased 6%, while comparable contractual customer rates decreased 1% compared to first quarter 2019. As a result of the ongoing effects of the COVID-19 pandemic, JBT could experience reduced load volumes and customer rates throughout the remainder of 2020. At the end of the first quarter 2020, JBT operated 1,887 tractors and 7,391 trailers compared to 2,043 tractors and 6,785 trailers in 2019. JBT segment operating income decreased 75% to $1.8 million in 2020, compared with $7.2 million during first quarter 2019. Benefits from the higher load volume were more than offset by higher purchased transportation expense, lower customer rates, increased trailing-related costs, higher technology modernization expenses, and $0.5 million of one-time COVID-19 employee bonus expense compared to first quarter 2019.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2020	2019	2020 vs. 2019
Total operating revenues	100.0%	100.0%	9.1%
Operating expenses:
Rents and purchased transportation	49.8	47.9	13.6
Salaries, wages and employee benefits	25.2	24.7	11.2
Depreciation and amortization	5.7	5.7	8.5
Fuel and fuel taxes	4.4	5.4	(9.8)
Operating supplies and expenses	3.8	3.7	9.5
General and administrative expenses, net of asset dispositions	1.9	2.2	0.3
Insurance and claims	1.4	1.4	11.6
Operating taxes and licenses	0.6	0.6	1.2
Communication and utilities	0.4	0.4	(2.0)
Total operating expenses	93.2	92.0	10.6
Operating income	6.8	8.0	(7.8)
Net interest expense	0.5	0.6	(7.7)
Earnings before income taxes	6.3	7.4	(7.8)
Income taxes	1.7	1.7	7.7
Net earnings	4.6%	5.7%	(12.3)%

Total operating expenses increased 10.6%, while operating revenues increased 9.1%, during the first quarter 2020, from the comparable period 2019. Operating income decreased to $154.7 million during the first quarter 2020, from $167.8 million in 2019.

Rents and purchased transportation costs increased 13.6% in 2020. This increase was primarily the result of the increase in load volume, which increased services provided by third-party rail and truck carriers within JBI and ICS segments and increased rail and truck carrier purchased transportation rates. In addition, JBI rail purchased transportation costs included an $8.2 million accrual resulting from an adjusted calculation of the revenue divisions owed to BNSF for 2019 related to the final award of our completed arbitration with BNSF issued in 2019.

Salaries, wages and employee benefit costs increased 11.2% in 2020 compared with 2019. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees. In addition, first quarter 2020 included a $12.3 million one-time COVID-19 related bonus paid to employee drivers and other key field personnel and $3.4 million of additional stock compensation expense related to the acceleration of equity award vesting for executive employee retirements.

Depreciation and amortization expense increased 8.5% in 2020, primarily due to equipment purchases related to new DCS long-term customer contracts. Fuel costs decreased 9.8% in 2020, compared with 2019, due to a decrease in the price of fuel, partially offset by an increase in road miles.

Operating supplies and expenses increased 9.5% in 2020, compared with 2019, primarily due to higher toll costs, increased tire expenses, and higher building maintenance expenses. General and administrative expenses for the current quarter were virtually flat compared with 2019, primarily due to increased building and computer rentals being offset by a reduction in professional fees during first quarter 2020. Net loss from sale or disposal of assets was $1.5 million in 2020, compared to a net loss of $2.3 million in 2019. Insurance and claims expense increased 11.6% in 2020, compared with 2019, due to higher incident volume, partially offset by a decrease in accident severity.

Net interest expense decreased 7.7% in 2020, due primarily to lower effective interest rates on our debt. Income tax expense increased 7.7% in first quarter 2020, compared with 2019, primarily due to a higher effective income tax rate due to the impact of stock compensation accelerations for executive employee retirements and the fact that the effective rate for 2019 was reduced by the favorable settlement of a state income tax audit. The increase in effective income tax rate was partially offset by decreased taxable earnings. Our effective income tax rate was 26.5% for the first quarter 2020, compared to 22.7% in 2019. Our annual tax rate for 2020 is expected to be 24.5%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $249 million during the first three months of 2020, compared with $251 million for the same period 2019. Operating cash flows decreased due to decreased earnings in first quarter 2020, partially offset by the timing of general working capital activities. Net cash used in investing activities totaled $129 million in 2020, compared with $311 million in 2019. The decrease resulted from a decrease in equipment purchases, net of proceeds from the sale of equipment, during the current period and from the fact that the Cory 1st Choice Home Delivery acquisition closed during first quarter 2019. Net cash used in financing activities was $107 million in 2020, compared with net cash provided by financing activities of $105 million in 2019. This change resulted primarily from first quarter 2020 including $75 million of treasury stock purchases, while first quarter 2019 included the issuance of our $700 million of 3.875% senior notes due March 2026, partially offset by the full retirement of our $250 million of 2.40% senior notes that matured in March 2019.

Debt and Liquidity Data

	March 31, 2020	December 31, 2019	March 31, 2019
Working capital ratio	1.54	1.43	1.44
Total debt (millions)	$1,302.8	$1,295.7	$1,284.6
Total debt to equity	0.57	0.57	0.58
Total debt as a percentage of total capital	36%	36%	37%

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment as well as periodic business acquisitions. We are frequently able to accelerate or postpone a portion of equipment replacements or other capital expenditures depending on market and overall economic conditions and will continue to utilize this ability throughout the ongoing COVID-19 pandemic. In the near-term, we are reprioritizing a portion of our 2020 capital spend to items we consider essential and critical. Expenditures are being evaluating based on those that must happen, those that can be deferred to a later period, and those that are capable of being canceled. We have, during the past few years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment.

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. Should COVID-19 related economic conditions warrant, we believe we have sufficient credit resources available to meet our near-term operating and capital needs. At March 31, 2020, we had a cash balance of $48 million and we had no outstanding balance on our revolving line of credit, which authorizes us to borrow up to $750 million as well as request an increase in the total commitment by up to $250 million.

Our financing arrangements require us to maintain certain covenants and financial ratios. At March 31, 2020, we were well above compliance with all covenants and financial ratios, and we fully intend and expect to emerge from the current COVID-19 related economic environment with our investment-grade rating intact.

We are continually evaluating the possible effects of current economic conditions and reasonable and supportable economic forecasts on operational cash flows, including the risks of declines in the overall freight market and our customers' liquidity and ability to pay. We are monitoring working capital on a daily basis and are in frequent communication with our customers, suppliers and service providers. Through March 31, 2020, operational cost reduction activities consisted primarily of canceling non-essential travel and hiring activities and the delay of other discretionary spending, which we will continue to do as necessary. A large portion of our cost structure is variable. Purchased transportation expense represents more than half of our total costs but is heavily tied to load volumes. Our second largest cost item is salaries and wages, the largest portion of which is driver pay, which includes a large variable component.  Currently, we have made no adjustments to our costs that we consider more fixed in nature. However, we are carefully monitoring the environment and are prepared to adjust if necessary.

The following table summarizes our expected obligations and commitments as of March 31, 2020 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$129.9	$45.5	$56.9	$18.0	$9.5
Debt obligations	1,300.0	-	350.0	250.0	700.0
Interest payments on debt (1)	224.8	47.4	88.6	63.9	24.9
Commitments to acquire revenue equipment and facilities	903.2	336.9	566.3	-	-
Total	$2,557.9	$429.8	$1,061.8	$331.9	$734.4

(1)      Interest payments on debt are based on the debt balance and applicable rate at March 31, 2020.

Our net capital expenditures were approximately $129 million during the first three months of 2020, compared with $212 million for the same period 2019. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2020 were primarily for tractors, additional intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $903.2 million during the years 2020 to 2022. We have paused or cancelled certain capital expenditures originally planned for 2020 that, considering the effects of the COVID-19 pandemic, are now viewed as non-essential in the near-term. Accordingly, we now expect to spend in the range of $450 million to $475 million for net capital expenditures during the remainder of 2020. Our ultimate capital expenditure levels could also be affected by manufacturer production slowdowns resulting from the COVID-19 pandemic. We will also continue to evaluate opportunities for business acquisitions within our markets following our established evaluation process which considers liquidity and funding requirements. The table above excludes $57.1 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of 903.2 million, as of March 31, 2020.

Risk Factors

You should refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2019, and Part II, Item 1A of this Quarterly Report (Form 10-Q) under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

●

Our business is subject to general economic and business factors, any of which could have a material adverse effect on our results of operations. Economic trends and tightening of credit in financial markets could adversely affect our ability, and the ability of our suppliers, to obtain financing for operations and capital expenditures.

●

Our business is significantly impacted by the effects of national or international health pandemics on customer operations, third-party suppliers and service providers, and on general economic conditions.

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

ITEM 3. Quantitative And Qualitative Disclosures AbouT Market Risk

Our outstanding debt at March 31, 2020 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 3.30% to 3.875%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $350 million of 3.30% fixed rate senior notes due August 2022 to a variable rate, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2020. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of March 31, 2020, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2020, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There were no changes in our internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Except as noted below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2019.

Our business is significantly impacted by the effects of national or international health pandemics on general economic conditions and the operations of our customers and third-party suppliers and service providers.

Our operations can be heavily impacted by the effects of a widespread outbreak of contagious disease, principally the recent outbreak of the COVID-19 virus. This virus has spread throughout multiple countries, including the United States, and in March 2020, the World Health Organization designated COVID-19 as a pandemic. The effects of COVID-19 have and may continue to disrupt or restrict the freight shipping activities of some of our customers, on which our business is dependent. In addition, adverse economic conditions caused by COVID-19 may also require us to increase our reserve for bad debt losses. Furthermore, the continuation of COVID-19 related social and economic disruptions may lead to other events which could negatively impact our operations including service limitations of our third-party purchased transportation providers, reduced availability of drivers and other key employees, disruptions in the procurement of revenue equipment, restrictions at U.S. ports of call, excess capacity or rate reductions within the intermodal or trucking industries, inability of suppliers to continue activities, or volatile financial credit markets. The extent to which the COVID-19 outbreak will impact general economic and business conditions is highly uncertain and unpredictable; however, any of these factors could have a significant adverse effect on our financial condition and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended March 31, 2020:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
January 1 through January 31, 2020	-	$-	-	$595
February 1 through February 29, 2020	482,160	98.49	482,160	548
March 1 through March 31, 2020	316,168	87.63	316,168	520
Total	798,328	$94.19	798,328	$520

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

3.2	Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated April 23, 2015 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed April 27, 2015)

10.1	Executive Retirement Agreement with David G. Mee, dated February 6, 2020 (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed February 10, 2020)

10.2	Executive Retirement Agreement with Terrance D. Matthews, dated February 6, 2020 (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed February 10, 2020)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 1st day of May, 2020.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow Senior Vice President Finance, Controller, Chief Accounting Officer, and Interim Chief Financial Officer (Principal Financial Officer)