Form 10-Q
period 2020-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2020-07-28
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐         No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2020 was 105,507,223.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2020

Part I. Financial Information

Item 1. Financial Statements

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating revenues, excluding fuel surcharge revenues	$1,986,130	$1,996,266	$4,031,824	$3,851,608
Fuel surcharge revenues	159,443	265,381	394,574	499,666
Total operating revenues	2,145,573	2,261,647	4,426,398	4,351,274

Operating expenses:
Rents and purchased transportation	1,034,297	1,086,416	2,170,449	2,086,305
Salaries, wages and employee benefits	554,136	535,147	1,128,386	1,051,472
Depreciation and amortization	130,298	123,995	260,393	243,924
Fuel and fuel taxes	75,459	118,037	176,582	230,162
Operating supplies and expenses	79,134	84,264	164,732	162,436
General and administrative expenses, net of asset dispositions	44,599	46,539	89,761	91,578
Insurance and claims	30,899	52,013	63,260	81,007
Operating taxes and licenses	13,567	13,565	26,879	26,725
Communication and utilities	8,001	8,578	16,032	16,777
Total operating expenses	1,970,390	2,068,554	4,096,474	3,990,386
Operating income	175,183	193,093	329,924	360,888
Net interest expense	12,818	14,763	24,854	27,796
Earnings before income taxes	162,365	178,330	305,070	333,092
Income taxes	40,667	44,697	78,538	79,858
Net earnings	$121,698	$133,633	$226,532	$253,234

Weighted average basic shares outstanding	105,505	107,387	105,745	108,055

Basic earnings per share	$1.15	$1.24	$2.14	$2.34

Weighted average diluted shares outstanding	106,580	108,373	106,765	109,015

Diluted earnings per share	$1.14	$1.23	$2.12	$2.32

Dividends declared per common share	$0.27	$0.26	$0.54	$0.52

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$274,654	$35,000
Trade accounts receivable, net	950,636	1,011,829
Prepaid expenses and other	319,407	434,470
Total current assets	1,544,697	1,481,299
Property and equipment, at cost	5,730,544	5,640,806
Less accumulated depreciation	2,104,148	2,019,940
Net property and equipment	3,626,396	3,620,866
Goodwill and intangible assets, net	196,042	202,832
Other assets	186,497	165,857
Total assets	$5,553,632	$5,470,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$513,517	$602,601
Claims accruals	269,825	279,590
Accrued payroll	98,692	68,220
Other accrued expenses	88,648	85,355
Total current liabilities	970,682	1,035,766

Long-term debt	1,307,019	1,295,740
Other long-term liabilities	185,390	173,241
Deferred income taxes	699,698	699,078
Stockholders' equity	2,390,843	2,267,029
Total liabilities and stockholders' equity	$5,553,632	$5,470,854

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30, 2019 and 2020
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at March 31, 2019	$1,671	$351,881	$4,279,764	$(2,429,552)	$2,203,764
Comprehensive income:
Net earnings	-	-	133,633	-	133,633
Cash dividend declared and paid ($0.26 per share)	-	-	(28,006)	-	(28,006)
Purchase of treasury shares	-	-	-	(189,734)	(189,734)
Share-based compensation	-	14,732	-	-	14,732
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	553	-	414	967
Balances at June 30, 2019	$1,671	$367,166	$4,385,391	$(2,618,872)	$2,135,356

Balances at March 31, 2020	$1,671	$388,577	$4,669,084	$(2,776,914)	$2,282,418
Comprehensive income:
Net earnings	-	-	121,698	-	121,698
Cash dividend declared and paid ($0.27 per share)	-	-	(28,487)	-	(28,487)
Purchase of treasury shares	-	-	-	-	-
Share-based compensation	-	16,002	-	-	16,002
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(1,926)	-	1,138	(788)
Balances at June 30, 2020	$1,671	$402,653	$4,762,295	$(2,775,776)	$2,390,843

	Six Months Ended June 30, 2019 and 2020
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2018	$1,671	$340,457	$4,188,435	$(2,429,179)	$2,101,384
Comprehensive income:
Net earnings	-	-	253,234	-	253,234
Cash dividend declared and paid ($0.52 per share)	-	-	(56,278)	-	(56,278)
Purchase of treasury shares	-	-	-	(189,734)	(189,734)
Share-based compensation	-	28,304	-	-	28,304
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(1,595)	-	41	(1,554)
Balances at June 30, 2019	$1,671	$367,166	$4,385,391	$(2,618,872)	$2,135,356

Balances at December 31, 2019	$1,671	$374,049	$4,592,938	$(2,701,629)	$2,267,029
Comprehensive income:
Net earnings	-	-	226,532	-	226,532
Cash dividend declared and paid ($0.54 per share)	-	-	(57,175)	-	(57,175)
Purchase of treasury shares	-	-	-	(75,193)	(75,193)
Share-based compensation	-	34,065	-	-	34,065
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(5,461)	-	1,046	(4,415)
Balances at June 30, 2020	$1,671	$402,653	$4,762,295	$(2,775,776)	$2,390,843

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net earnings	$226,532	$253,234
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	260,393	243,924
Noncash lease expense	23,553	18,230
Share-based compensation	34,065	28,304
Loss on sale of revenue equipment and other	2,442	5,042
Deferred income taxes	621	32,601
Changes in operating assets and liabilities:
Trade accounts receivable	61,193	20,512
Other assets	(26,446)	(23,403)
Trade accounts payable	10,526	33,015
Income taxes payable or receivable	46,964	34,931
Claims accruals	(9,060)	783
Accrued payroll and other accrued expenses	9,167	(40,512)
Net cash provided by operating activities	639,950	606,661

Cash flows from investing activities:
Additions to property and equipment	(342,309)	(555,131)
Net proceeds from sale of equipment	77,695	79,800
Business acquisition	-	(98,543)
Changes in other assets	88	(45)
Net cash used in investing activities	(264,526)	(573,919)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	700,000
Payments on long-term debt	-	(250,000)
Proceeds from revolving lines of credit and other	221,113	1,334,499
Payments on revolving lines of credit and other	(220,100)	(1,570,400)
Purchase of treasury stock	(75,193)	(189,734)
Stock repurchased for payroll taxes and other	(4,415)	(1,554)
Dividends paid	(57,175)	(56,278)
Net cash used in financing activities	(135,770)	(33,467)
Net change in cash and cash equivalents	239,654	(725)
Cash and cash equivalents at beginning of period	35,000	7,600
Cash and cash equivalents at end of period	$274,654	$6,875

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$29,771	$20,046
Income taxes	$31,319	$15,794

Noncash investing activities
Accruals for equipment received	$22,344	$47,920

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

Use of Estimates

The novel coronavirus (COVID-19) pandemic has created and may continue to create significant uncertainty in macro-economic conditions, which may cause global economic recession, business slowdowns or shutdowns, depressed demand for our transportation and logistics businesses, and adversely impact our results of operations. During the six months ended June 30, 2020, we faced increasing uncertainties around our estimates on our accounts receivable credit losses and goodwill and intangibles assets.  We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change, as new events occur and additional information is obtained, which are recognized or disclosed in our consolidated financial statements as soon as they become known and may have a material impact on our financial statements.

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts is calculated over the life of the underlying receivable and is based on historical experience; any known trends or uncertainties related to customer billing and account collectability; current economic conditions; and reasonable and supportable economic forecasts, each applied to segregated risk pools based on the business segment that generated the receivable. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts for our trade accounts receivable was $18.0 million at June 30, 2020 and $13.3 million at December 31, 2019. During the three and six months ended June 30, 2020, the allowance for uncollectible accounts increased by $4.7 million and $6.2 million, respectively, and was reduced $1.1 million and $1.5 million, respectively, by write-offs during the same periods.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.1 million and 1.0 million shares during the three and six months ended June 30, 2020, compared to 1.0 million shares during the three and six months ended June 30, 2019.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted share units:
Pretax compensation expense	$12,429	$10,892	$27,108	$20,634
Tax benefit	3,182	2,723	6,940	5,158
Restricted share unit expense, net of tax	$9,247	$8,169	$20,168	$15,476

Performance share units:
Pretax compensation expense	$3,573	$3,840	$6,957	$7,670
Tax benefit	915	960	1,781	1,917
Performance share unit expense, net of tax	$2,658	$2,880	$5,176	$5,753

As of June 30, 2020, we had $84.3 million and $20.7 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.2 years for restricted share units and 2.4 years for performance share units. During the six months ended June 30, 2020, we issued 91,352 shares for vested restricted share units and 44,870 shares for vested performance share units. Of these totals, 56,571 shares for vested restricted share units were issued during the second quarter 2020.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	June 30, 2020	December 31, 2019
Senior notes	1,307.0	1,295.7

Senior Revolving Line of Credit

At June 30, 2020, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At June 30, 2020, we had no outstanding borrowings under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2020.

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

We entered into a receive fixed-rate and pay variable-rate interest rate swap agreement simultaneously with the issuance of our $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amount of this interest rate swap agreement equals that of the corresponding fixed-rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.75% for our $350 million of 3.30% senior notes at June 30, 2020. The swap expires when the corresponding senior notes are due. The fair value of this swap is recorded in other assets in our Condensed Consolidated Balance Sheet at June 30, 2020. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of this interest rate swap recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On April 20, 2017, our Board of Directors authorized the purchase of up to $500 million of our common stock. On January 22, 2020, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At June 30, 2020, $520 million of this combined authorization was remaining. We purchased approximately 800,000 shares, or $75 million, of our common stock under our repurchase authorization during the six months ended June 30, 2020, none of which occurred in second quarter 2020. On April 23, 2020, our Board of Directors declared a regular quarterly dividend of $0.27 per common share, which was paid on May 22, 2020, to stockholders of record on May 8, 2020. On July 22, 2020, our Board of Directors declared a regular quarterly dividend of $0.27 per common share, which will be paid on August 21, 2020, to stockholders of record on August 7, 2020.

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

	Asset/(Liability) Balance
	June 30, 2020	December 31, 2019	Input Level
Trading investments	$19.6	$20.4	1
Interest rate swap	$15.1	$4.8	2
Senior notes, net of unamortized discount and debt issuance costs	$(364.0)	$(353.1)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of interest rate swap and corresponding senior notes have been measured using the income approach (Level 2), which include relevant interest rate curve inputs. Trading investments and interest rate swap are classified in other assets in our Condensed Consolidated Balance Sheets. The senior notes are classified in long-term debt in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at June 30, 2020, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $943.1 million and $1.08 billion, respectively.

The carrying amounts of all other instruments at June 30, 2020, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 25.0% for the three months ended June 30, 2020, compared to 25.1% for the three months ended June 30, 2019. Our effective income tax rate was 25.7% for the first six months of 2020, compared to 24.0% in 2019. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. Our effective income tax rate for the first six months of 2019 included the effect of a favorable settlement of a state income tax audit.

At June 30, 2020, we had a total of $54.3 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $44.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $5.0 million at June 30, 2020.

9.	Legal Proceedings

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same. In October 2019 the arbitrators issued a Final Award. On January 17, 2020, we filed under seal in the United States District Court for the Western District of Arkansas (the Arkansas Federal Court) a motion to confirm and enforce the Final Award, seeking the Court’s specific enforcement of certain confidential contractual rights the arbitrators decided in our favor. BNSF has moved to confirm the Final Award in the United States District Court for the District of Columbia. On July 21, 2020, the Arkansas Federal Court granted our motion in part entering a Judgment confirming the arbitration awards. In a sealed opinion, the Court denied our request for additional enforcement relief but did not foreclose our right to pursue post-confirmation enforcement in court or in arbitration if warranted.  During the first quarter 2020 we recorded an $8.2 million charge resulting from an adjusted calculation of the revenue divisions owed to BNSF under the Final Award.

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

In March 2020, we changed the way we internally evaluate the operating performance of our business units and adopted a new segment reporting structure. As part of this new structure, we separated our Dedicated Contract Services® segment into two reportable segments: Dedicated Contract Services and Final Mile Services®. Accordingly, we reported five distinct business segments during the three and six months ended June 30, 2020 and 2019. These segments included Intermodal (JBI), Dedicated Contract Services (DCS), Integrated Capacity Solutions™ (ICS), Final Mile Services (FMS) and Truckload (JBT) which are based primarily on the services each segment provides. The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane, or service. DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates. ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and LTL, as well as a variety of dry-van and intermodal solutions. FMS provides final-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfilment and retail-pooling distributions services. JBT business includes full-load, dry-van freight that is transported utilizing company-owned revenue equipment or third-party carriers utilizing company-owned trailing equipment. This freight is typically transported over roads and highways and does not move by rail. All transactions between reporting segments are eliminated in consolidation. Our customers are geographically dispersed across the United States. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts)
	June 30, 2020	December 31, 2019
JBI	$2,353	$2,217
DCS	1,486	1,445
ICS	196	208
FMS	417	432
JBT	259	241
Other (includes corporate)	843	928
Total	$5,554	$5,471

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
JBI	$1,065	$1,150	$2,215	$2,238
DCS	533	537	1,075	1,029
ICS	304	334	640	635
FMS	140	143	293	253
JBT	108	100	213	201
Subtotal	2,150	2,264	4,436	4,356
Inter-segment eliminations	(4)	(2)	(10)	(5)
Total	$2,146	$2,262	$4,426	$4,351

	Operation Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
JBI	$107.0	$124.4	$209.2	$227.7
DCS	83.1	76.3	156.0	126.3
ICS	(13.1)	(0.6)	(32.0)	6.4
FMS	(5.2)	(15.8)	(8.5)	(15.6)
JBT	3.5	8.9	5.3	16.1
Other (includes corporate)	(0.1)	(0.1)	(0.1)	-
Total	$175.2	$193.1	$329.9	$360.9

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
JBI	$46.8	$44.8	$93.2	$89.1
DCS	55.6	53.5	111.9	104.5
ICS	0.3	0.9	0.6	1.8
FMS	8.2	8.0	16.4	14.4
JBT	8.6	8.4	16.8	17.2
Other (includes corporate)	10.8	8.4	21.5	16.9
Total	$130.3	$124.0	$260.4	$243.9

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

Our operations continue to be impacted by the novel coronavirus (COVID-19) global pandemic. Due to the nature of our business, less than 25% of our employees have been able to work remotely; however, we remain committed to the safety of our workforce, suppliers, and customers while continuing to meet our customers’ needs. In March 2020, we began our COVID-19 response activities which have been expanded and will continue as necessary until the risks related to COVID-19 dissipate. Our COVID-19 safety response activities at our home office campus and all other field locations throughout North America include requiring remote working when possible, expanded health and safety policies, faciality modifications, increased security coverage, and purchase and distribution of personal protective equipment supplies. We are reviewing and analyzing both external and internal COVID-related data on a daily basis in anticipation of the return to work phase of our COVID-19 response. Thus far throughout the pandemic, we have been pleased with the continued performance of our employees, particularly our drivers, who are providing consistent availability and customer service.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2020	2019	2020	2019
JBI	$1,065	$1,150	$107.0	$124.4
DCS	533	537	83.1	76.3
ICS	304	334	(13.1)	(0.6)
FMS	140	143	(5.2)	(15.8)
JBT	108	100	3.5	8.9
Other (includes corporate)	-	-	(0.1)	(0.1)
Subtotal	2,150	2,264	175.2	193.1
Inter-segment eliminations	(4)	(2)	-	-
Total	$2,146	$2,262	$175.2	$193.1

Total consolidated operating revenue decreased 5% to $2.15 billion for second quarter 2020, compared with $2.26 billion for second quarter 2019. Total consolidated operating revenue excluding fuel surcharge revenue, decreased less than one percent. This decrease in revenue, excluding fuel surcharge revenue, was primarily due to a 2% and 11% decrease in load volumes in JBI and ICS, respectively, and a 5% reduction in stops in FMS, partially offset by a 17% increase in load volume in JBT.

JBI segment revenue decreased 7% to $1.07 billion during the second quarter 2020, compared with $1.15 billion in 2019. This decrease in segment revenue was primarily a result of a 2% decrease in load volume and a 6% decrease in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharge revenue was flat compared to the second quarter 2019. Transcontinental load volume increased 3% and Eastern network volumes decreased 7% over the second quarter 2019. Load volume disruptions related to the recent outbreak of COVID-19 began to emerge in March 2020 and escalated through the beginning of the second quarter 2020, followed by a steady increase in load volumes during the remainder of the quarter. Despite the rebound in JBI load volumes during the last half of the second quarter 2020, load volume disruptions and resulting network imbalance could return and continue throughout the remainder of 2020, as a result of the overall economic effects caused by the ongoing COVID-19 pandemic. Operating income of the JBI segment decreased 14% to $107.0 million in the second quarter 2020, from $124.4 million in 2019. The decrease is primarily due to lower load volumes, higher rail purchased transportation cost per load, and higher empty repositioning and network balancing expenditures as network fluidity continued to be challenged by the effects of COVID-19 during the current quarter. These items were partially offset by lower driver turnover related costs and decreased insurance and claims costs. The current period ended with approximately 96,500 units of trailing capacity and 5,340 power units available to the dray fleet.

DCS segment revenue decreased 1% to $533 million in the second quarter 2020, from $537 million in 2019. Productivity, defined as revenue per truck per week, decreased by approximately 3% when compared to 2019, while productivity excluding fuel surcharge revenue was flat from a year ago. A net additional 130 revenue producing trucks were in the fleet by the end of the current quarter compared to prior year. However, as a result of the ongoing effects of the COVID-19 pandemic, the rate of newly awarded customer private fleet conversions continued to slow during the second quarter 2020 and could remain slower during the remainder of 2020 and into the first part of 2021. Operating income of our DCS segment increased 9% to $83.1 million in second quarter 2020, from $76.3 million in 2019. The increase is primarily due to lower driver related turnover costs, decreased travel and entertainment expenses, and lower safety related costs, partially offset by higher bad debt expenses for uncollectible customer receivables.

ICS revenue decreased 9% to $304 million in the second quarter of 2020, from $334 million in 2019. Overall volumes decreased 11%. Contractual business represented approximately 71% of total load volume and 63% of total revenue in the current period compared to 68% and 55%, respectively, in second quarter 2019. Revenue per load increased 2% primarily due to customer freight mix. Approximately $229 million of second quarter 2020 ICS revenue was executed through the marketplace for J.B. Hunt 360°® compared to $222 million in second quarter 2019. Gross profit margin decreased to 11.8% in the current quarter versus 13.4% last year, primarily due to a more competitive pricing environment, weaker spot market activity and tightening supply dynamics at various points throughout the current period compared to second quarter 2019. ICS could continue to experience reduced overall load volumes and declining gross profit margins throughout the remainder of 2020 as a result of the economic effects caused by the ongoing COVID-19 pandemic. ICS segment incurred an operating loss of $13.1 million in second quarter 2020, compared to operating loss of $0.6 million in 2019, primarily due to lower gross profit margins, increased technology spending as the marketplace for J.B. Hunt 360° continues to expand in functionality and capacity and higher personnel costs. ICS’s carrier base increased 12% compared to second quarter 2019.

      FMS segment revenue decreased 2% to $140 million in the second quarter 2020 from $143 million in 2019. Stop count for the second quarter 2020 decreased 5% when compared to 2019, primarily due to the temporary suspension of operations at various customer sites as a result of the effects of the COVID-19 pandemic. Productivity, defined as revenue per stop, increased 2% compared to 2019, primarily due to a shift in the mix of services provided during the current quarter as customers were affected by COVID-19 within our FMS network. While the majority of the operating suspensions at various customer sites have since been reversed, a large portion of FMS customers are highly susceptible to the impacts of the COVID-19 pandemic and as a result, the operations of FMS may be impacted as those customers’ operations are affected. FMS segment had an operating loss of $5.2 million in the second quarter of 2020 compared to operating loss of $15.8 million in 2019. The second quarter 2020 operating loss was primarily due to lost revenue resulting from the temporary suspension of operations at several customer sites and higher COVID-19 related operating supplies expense. FMS segment operating loss for the second quarter 2019 included a $20 million insurance claim settlement charge.

JBT segment revenue increased 9% to $108 million in the second quarter of 2020, from $100 million in 2019. Revenue excluding fuel surcharge revenue increased 13%, due primarily to a 17% increase in load volume, partially offset by 4% decrease in revenue per load excluding fuel surcharge revenue compared to a year ago. Revenue per loaded mile excluding fuel surcharge revenue decreased 7%, primarily from a 5% decrease in comparable contractual customer rates when compared to second quarter 2019. At the end of the current quarter, JBT operated 1,897 tractors and 7,985 trailers compared to 1,879 and 6,829 in 2019. JBT segment operating income decreased 61% to $3.5 million in second quarter 2020, compared with $8.9 million in 2019. Benefits from the higher load volume were more than offset by higher purchased transportation expense, higher insurance and claims costs, and higher technology modernization expenses. As a result of the ongoing effects of the COVID-19 pandemic, JBT could experience reduced load volumes, lower customer rates, or higher purchased transportation costs throughout the remainder of 2020.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2020	2019	2020 vs. 2019
Total operating revenues	100.0%	100.0%	(5.1)%
Operating expenses:
Rents and purchased transportation	48.2	48.0	(4.8)
Salaries, wages and employee benefits	25.8	23.7	3.6
Depreciation and amortization	6.1	5.5	5.1
Fuel and fuel taxes	3.5	5.2	(36.1)
Operating supplies and expenses	3.7	3.7	(6.1)
General and administrative expenses, net of asset dispositions	2.1	2.1	(4.2)
Insurance and claims	1.4	2.3	(40.6)
Operating taxes and licenses	0.6	0.6	0.0
Communication and utilities	0.4	0.4	(6.7)
Total operating expenses	91.8	91.5	(4.8)
Operating income	8.2	8.5	(9.3)
Net interest expense	0.6	0.6	(13.2)
Earnings before income taxes	7.6	7.9	(9.0)
Income taxes	1.9	2.0	(9.0)
Net earnings	5.7%	5.9%	(8.9)%

Total operating expenses decreased 4.8%, while operating revenues decreased 5.1%, during the second quarter 2020, from the comparable period 2019. Operating income decreased to $175.2 million during the second quarter 2020, from $193.1 million in 2019.

Rents and purchased transportation costs decreased 4.8% in 2020. This decrease was primarily the result of the decrease in load volume, which decreased services provided by third-party rail and truck carriers within JBI and ICS segments, partially offset by increased rail and truck carrier purchased transportation rates and an increase in the use of third-party truck carriers by JBT during the second quarter of 2020.

Salaries, wages and employee benefits costs increased 3.6% during the second quarter 2020, compared with 2019. This increase was primarily related to increases in driver pay and office personnel compensation due to the previous effects of a tighter supply of qualified drivers carrying forward into the current period and an increase in the number of non-driver employees.

Depreciation and amortization expense increased 5.1% in 2020, primarily due to equipment purchases related to new DCS long-term customer contracts and the addition of specialized trailing equipment and scheduled turnover of tractors within our JBI segment. Fuel costs decreased 36.1% in 2020, compared with 2019, due primarily to a decrease in the price of fuel.

Operating supplies and expenses decreased 6.1%, driven primarily by reduced travel and entertainment expenses and lower equipment maintenance costs, partially offset by increased tolls and higher operating supplies and building maintenance costs in response to COVID-19. General and administrative expenses decreased 4.2% for the current quarter from the comparable period in 2019, primarily due to decreased professional fees, lower advertising costs, lower driver hiring expenses and, decreased net loss from the sale or disposal of assets, partially offset by increased technology spend on the J.B. Hunt 360° platform and legacy system upgrades and higher bad debt expenses. Net loss from sale or disposal of assets was $1.0 million in 2020, compared to a net loss of $2.8 million in 2019. Insurance and claims expense decreased 40.6% in 2020 compared with 2019, primarily due to the absence of a $20 million FMS claim settlement charge in 2019.

Net interest expense decreased 13.2% in 2020 primarily due to a decrease in average debt levels and lower effective interest rates on our debt compared to second quarter 2019. Income tax expense decreased 9.0% in second quarter 2020, compared with 2019, primarily due to decreased taxable earnings in second quarter 2020. Our effective income tax rate was 25.0% for the second quarter 2020, compared to 25.1% in 2019. Our annual tax rate for 2020 is expected to be 24.4%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income
	2020	2019	2020	2019
JBI	$2,215	$2,238	$209.2	$227.7
DCS	1,075	1,029	156.0	126.3
ICS	640	635	(32.0)	6.4
FMS	293	253	(8.5)	(15.6)
JBT	213	201	5.3	16.1
Other (includes corporate)	-	-	(0.1)	-
Subtotal	4,436	4,356	329.9	360.9
Inter-segment eliminations	(10)	(5)	-	-
Total	$4,426	$4,351	$329.9	$360.9

Total consolidated operating revenues increased to $4.43 billion for the first six months of 2020, a 2% increase from $4.35 billion for the comparable period 2019. Fuel surcharge revenue decreased to $394.6 million during the first six months of 2020, compared with $499.7 million in 2019. If fuel surcharge revenue was excluded from both periods, the increase in revenue from 2019 to 2020 was 5%.

JBI segment revenue decreased 1% to $2.22 billion during the first six months of 2020, compared with $2.24 billion in 2019. Load volume during the first six months of 2020 increased 3%, which was offset by an 3% decrease in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, was flat compared to the first six months of 2019. JBI segment operating income decreased 8% to $209.2 million in the first six months of 2020, from $227.7 million in 2019. This decrease was primarily due to higher rail purchased transportation cost, COVID-19 related network inefficiencies and higher personnel costs, which included a one-time COVID-19 related bonus paid to employee drivers and other key field personnel, partially offset by decreased insurance and claims costs.

DCS segment revenue increased 5%, to $1.08 billion during the first six months of 2020 from $1.03 billion in 2019. Productivity, defined as revenue per truck per week, decreased by approximately 1% from a year ago. Productivity excluding fuel surcharge revenue for the first six months of 2020 increased 2% from a year ago. The increase in productivity was primarily a result of better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity largely attributed to a mild winter during the first half of the current period. Operating income of our DCS segment increased to $156.0 million in the first six months of 2020, from $126.3 million in 2019. The increase is primarily due to increased fleet productivity and the absence of any significant implementation or weather-related costs, compared to the first six months of 2019. Operating income was partially offset by higher personnel costs, which included the one-time COVID-19 related bonus, higher equipment ownership costs, and higher insurance and claims costs.

ICS revenue increased 1% to $640 million during the first six months of 2020, from $635 million in 2019. Overall volumes decreased 4%, while revenue per load increased 5% primarily due to customer mix changes when compared to 2019. Gross profit margin decreased to 10.7% in the current period compared to 14.9% in 2019, primarily due to a more competitive pricing environment and tightening supply dynamics at various points throughout the current period, compared to the first six months of 2019. ICS segment had an operating loss of $32.0 million in the first six months of 2020 compared to operating income of $6.4 million in 2019, primarily due to lower gross profit margins, increased technology spending as the marketplace for J.B. Hunt 360° continues to expand in functionality and capacity, and higher personnel costs. Approximately $464 million of ICS revenue for the first six months of 2020 was executed through the marketplace for J.B. Hunt 360° compared to $409 million in 2019.

       FMS revenue increased 16% to $293 million during the first six months of 2020, from $253 million in 2019, primarily due to two business acquisitions completed in 2019, partially offset by the temporary suspension of operations at various customer sites as a result of the effects of the COVID-19 pandemic. Stop count for the first six months of 2020 increased 20%, while productivity, defined as revenue per stop, decreased 3% compared to 2019. The reduction in productivity was primarily due to a change in the mix of service methods to a more asset-light model resulting from the 2019 business acquisitions and a shift in the mix of services provided during the current period as customers were affected by COVID-19 within our FMS network. FMS segment had an operating loss of $8.5 million in the first six months of 2020 compared to an operating loss of $15.6 million in 2019. The current period operating loss was primarily due to increased costs to expand the FMS network, lost revenue resulting from the temporary suspension of operations at several customer sites in response to COVID-19, higher bad debt expense, higher personnel costs, which included the one-time COVID-19 related bonus, higher COVID-19 related operating supplies expense and $1.1 million in additional noncash amortization expense attributable to the 2019 business acquisitions. FMS segment operating loss for the first six months of 2019 included a $20 million insurance claim settlement charge.

JBT segment revenue increased 6% to $213 million for the first six months of 2020, from $201 million in 2019. Revenue excluding fuel surcharge revenue increased 8%, primarily due to a 16% increase in load volume, partially offset by a 9% decrease in revenue per load compared to 2019. Operating income of our JBT segment decreased to $5.3 million in the first six months of 2020, from $16.1 million in 2019. The decrease in operating income was driven primarily by higher purchased transportation expense, higher insurance and claims costs, and higher technology modernization expenses.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2020	2019	2020 vs. 2019
Total operating revenues	100.0%	100.0%	1.7%
Operating expenses:
Rents and purchased transportation	49.0	47.9	4.0
Salaries, wages and employee benefits	25.5	24.2	7.3
Depreciation and amortization	5.9	5.6	6.8
Fuel and fuel taxes	4.0	5.3	(23.3)
Operating supplies and expenses	3.7	3.7	1.4
General and administrative expenses, net of asset dispositions	2.0	2.1	(2.0)
Insurance and claims	1.4	1.9	(21.9)
Operating taxes and licenses	0.6	0.6	0.6
Communication and utilities	0.4	0.4	(4.4)
Total operating expenses	92.5	91.7	2.7
Operating income	7.5	8.3	(8.6)
Net interest expense	0.6	0.6	(10.6)
Earnings before income taxes	6.9	7.7	(8.4)
Income taxes	1.8	1.9	(1.7)
Net earnings	5.1%	5.8%	(10.5)%

Total operating expenses increased 2.7%, while operating revenues increased 1.7%, during the first six months of 2020, from the comparable period of 2019. Operating income decreased to $329.9 million during the first six months of 2020, from $360.9 million in 2019.

Rents and purchased transportation costs increased 4.0% in 2020. This increase was primarily the result of increased load volume and third-party rail purchased transportation rates in JBI, increased truck purchased transportation rates in ICS, and an increase in the use of third-party truck carriers by FMS and JBT during 2020, partially offset by a decrease in ICS load volume.

Salaries, wages and employee benefits costs increased 7.3% in 2020 from 2019. This increase was primarily related to increases in driver pay and office personnel compensation due to the previous effects of a tighter supply of qualified drivers carrying forward into the current period and an overall increase in the average number of employees. In addition, 2020 included a $12.3 million one-time COVID-19 related bonus paid to employee drivers and other key field personnel and $3.4 million of additional stock compensation expense related to the acceleration of equity award vesting for executive employee retirements.

Depreciation and amortization expense increased 6.8% in 2020 primarily due to equipment purchases related to new DCS long-term customer contracts and the addition of specialized trailing equipment and scheduled turnover of tractors within our JBI segment. Fuel costs decreased 23.3% in 2020, compared with 2019, due primarily to a decrease in the price of fuel.

Operating supplies and expenses increased 1.4% driven primarily by increased toll costs and higher operating supplies and building maintenance costs in response to COVID-19, partially offset by reduced travel and entertainment expenses. General and administrative expenses decreased 2.0% from the comparable period in 2019, primarily due to decreased professional fees, lower advertising costs, lower driver hiring expenses and, decreased net loss from the sale or disposal of assets, partially offset by increased technology spend on the J.B. Hunt 360° platform and legacy system upgrades, higher bad debt expenses, and increased charitable contributions. Net loss from sale or disposal of assets was $2.4 million in 2020, compared to a net loss of $5.0 million in 2019. Insurance and claims expense decreased 21.9% in 2020 compared with 2019, primarily due to the absence of a $20 million FMS claim settlement charge in 2019.

Net interest expense decreased 10.6% in 2020, due primarily to lower effective interest rates on our debt. Income tax expense decreased 1.7% during the first six months of 2020, compared with 2019, primarily due to decreased taxable earnings in the first six months of 2020, partially offset by a higher effective income tax rate. The increase in our effective income tax rate was due to the impact of stock compensation accelerations for executive employee retirements in 2020 and the fact that the effective rate for 2019 was reduced by the favorable settlement of a state income tax audit. Our effective income tax rate was 25.7% for the first six months of 2020, compared to 24.0% in 2019. Our annual tax rate for 2020 is expected to be 24.4%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $640.0 million during the first six months of 2020, compared with $606.7 million for the same period 2019. Operating cash flows increased due to the timing of general working capital activities, partially offset by decreased earnings. Net cash used in investing activities totaled $264.5 million in 2020, compared with $573.9 million in 2019. The decrease resulted from a decrease in equipment purchases, net of proceeds from the sale of equipment, during the current period and from the fact that the Cory 1st Choice Home Delivery acquisition closed during first quarter 2019. Net cash used in financing activities was $135.8 million in 2020, compared with $33.5 million in 2019. This change resulted primarily from 2019 net financing expenditures being reduced by the issuance of our $700 million of 3.875% senior notes due March 2026, partially offset by the full retirement of our $250 million of 2.40% senior notes that matured in March 2019.

Debt and Liquidity Data

	June 30, 2020	December 31, 2019	June 30, 2019
Working capital ratio	1.59	1.43	1.30
Total debt (millions)	$1,307.0	$1,295.7	$1,372.1
Total debt to equity	0.55	0.57	0.64
Total debt as a percentage of total capital	35%	36%	39%

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment as well as periodic business acquisitions. We are frequently able to accelerate or postpone a portion of equipment replacements or other capital expenditures depending on market and overall economic conditions. During the second quarter 2020, we postponed a portion of our equipment purchases in order to increase our available cash in light of the economic disruption and uncertainty resulting from COVID-19. We will continue to monitor economic conditions and contemplate adjustments to planned capital expenditures as needed throughout the ongoing COVID-19 pandemic. Expenditures are being evaluated based on those that must happen, those that can be deferred to a later period, and those that are capable of being canceled. We have, during the past recent years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment.

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. Should COVID-19 related economic conditions warrant, we believe we have sufficient credit resources available to meet our near-term operating and capital needs. At June 30, 2020, we had a cash balance of $275 million and we had no outstanding balance on our revolving line of credit, which authorizes us to borrow up to $750 million as well as request an increase in the total commitment by up to $250 million.

Our financing arrangements require us to maintain certain covenants and financial ratios. At June 30, 2020, we were well above compliance with all covenants and financial ratios, and we fully intend and expect to emerge from the current COVID-19 related economic environment with our investment-grade rating intact.

We are continually evaluating the possible effects of current economic conditions and reasonable and supportable economic forecasts on operational cash flows, including the risks of declines in the overall freight market and our customers' liquidity and ability to pay. We are monitoring working capital on a daily basis and are in frequent communication with our customers, suppliers and service providers. Through June 30, 2020, operational cost reduction activities consisted primarily of canceling non-essential travel and hiring activities and the delay of other discretionary spending, which we will continue to do as necessary. A large portion of our cost structure is variable. Purchased transportation expense represents more than half of our total costs but is heavily tied to load volumes. Our second largest cost item is salaries and wages, the largest portion of which is driver pay, which includes a large variable component. Currently, we have made no adjustments to our costs that we consider more fixed in nature. However, we continue to monitor the environment and are prepared to adjust if necessary.

The following table summarizes our expected obligations and commitments as of June 30, 2020 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$148.5	$47.7	$61.0	$22.6	$17.2
Debt obligations	1,300.0	-	350.0	250.0	700.0
Interest payments on debt (1)	203.1	42.9	80.6	61.5	18.1
Commitments to acquire revenue equipment and facilities	828.4	389.9	438.5	-	-
Total	$2,480.0	$480.5	$930.1	$334.1	$735.3

(1)	Interest payments on debt are based on the debt balance and applicable rate at June 30, 2020.

Our net capital expenditures were approximately $265 million during the first six months of 2020, compared with $475 million for the same period 2019. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2020 were primarily for tractors, intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $828 million during the years 2020 to 2022. We have paused certain capital expenditures originally planned for 2020 that, considering the effects of the COVID-19 pandemic, are now viewed as non-essential in the near-term. Accordingly, we now expect to spend in the range of $335 million to $385 million for net capital expenditures during the remainder of 2020. Our ultimate capital expenditure levels could also be affected by manufacturer production slowdowns resulting from the COVID-19 pandemic. We will also continue to evaluate opportunities for business acquisitions within our markets following our established evaluation process which considers liquidity and funding requirements. The table above excludes $59.3 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $828 million, as of June 30, 2020.

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

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

Our outstanding debt at June 30, 2020 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 3.30% to 3.875%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $350 million of 3.30% fixed rate senior notes due August 2022 to a variable rate, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or six months ended June 30, 2020. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2020, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2020, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

There were no changes in our internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.     LEGAL PROCEEDINGS

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same. In October 2019 the arbitrators issued a Final Award. On January 17, 2020, we filed under seal in the United States District Court for the Western District of Arkansas (the Arkansas Federal Court) a motion to confirm and enforce the Final Award, seeking the Court’s specific enforcement of certain confidential contractual rights the arbitrators decided in our favor. BNSF has moved to confirm the Final Award in the United States District Court for the District of Columbia. On July 21, 2020, the Arkansas Federal Court granted our motion in part entering a Judgment confirming the arbitration awards. In a sealed opinion, the Court denied our request for additional enforcement relief but did not foreclose our right to pursue post-confirmation enforcement in court or in arbitration if warranted.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 28th day of July, 2020.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow Senior Vice President Finance, Controller, Chief Accounting Officer, and Interim Chief Financial Officer (Principal Financial Officer)