Form 10-Q
period 2020-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2020-10-29
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐         No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2020 was 105,678,955.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2020

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating revenues, excluding fuel surcharge revenues	$2,296,053	$2,102,494	$6,327,876	$5,954,102
Fuel surcharge revenues	176,470	261,166	571,045	760,832
Total operating revenues	2,472,523	2,363,660	6,898,921	6,714,934

Operating expenses:
Rents and purchased transportation	1,297,333	1,196,377	3,467,782	3,282,682
Salaries, wages and employee benefits	594,162	554,872	1,722,548	1,606,344
Depreciation and amortization	132,392	126,803	392,786	370,728
Fuel and fuel taxes	87,350	114,764	263,932	344,926
Operating supplies and expenses	86,103	87,044	250,835	249,480
General and administrative expenses, net of asset dispositions	41,894	49,077	131,654	140,654
Insurance and claims	35,412	43,956	98,672	124,963
Operating taxes and licenses	13,696	14,266	40,575	40,991
Communication and utilities	8,678	8,639	24,710	25,416
Total operating expenses	2,297,020	2,195,798	6,393,494	6,186,184
Operating income	175,503	167,862	505,427	528,750
Net interest expense	11,895	12,357	36,749	40,153
Earnings before income taxes	163,608	155,505	468,678	488,597
Income taxes	38,112	37,095	116,650	116,953
Net earnings	$125,496	$118,410	$352,028	$371,644

Weighted average basic shares outstanding	105,653	106,735	105,714	107,610

Basic earnings per share	$1.19	$1.11	$3.33	$3.45

Weighted average diluted shares outstanding	106,798	107,692	106,776	108,569

Diluted earnings per share	$1.18	$1.10	$3.30	$3.42

Dividends declared per common share	$0.27	$0.26	$0.81	$0.78

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$318,549	$35,000
Trade accounts receivable, net	1,121,825	1,011,829
Prepaid expenses and other	288,224	434,470
Total current assets	1,728,598	1,481,299
Property and equipment, at cost	5,842,114	5,640,806
Less accumulated depreciation	2,159,710	2,019,940
Net property and equipment	3,682,404	3,620,866
Goodwill and intangible assets, net	192,648	202,832
Other assets, net	175,412	165,857
Total assets	$5,779,062	$5,470,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$603,523	$602,601
Claims accruals	273,088	279,590
Accrued payroll	145,110	68,220
Other accrued expenses	73,702	85,355
Total current liabilities	1,095,423	1,035,766

Long-term debt	1,303,353	1,295,740
Other long-term liabilities	181,561	173,241
Deferred income taxes	711,301	699,078
Stockholders' equity	2,487,424	2,267,029
Total liabilities and stockholders' equity	$5,779,062	$5,470,854

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30, 2019 and 2020
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at June 30, 2019	$1,671	$367,166	$4,385,391	$(2,618,872)	$2,135,356
Comprehensive income:
Net earnings	-	-	118,410	-	118,410
Cash dividend declared and paid ($0.26 per share)	-	-	(27,809)	-	(27,809)
Purchase of treasury shares	-	-	-	(35,946)	(35,946)
Share-based compensation	-	13,850	-	-	13,850
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(13,073)	-	2,741	(10,332)
Balances at September 30, 2019	$1,671	$367,943	$4,475,992	$(2,652,077)	$2,193,529

Balances at June 30, 2020	$1,671	$402,653	$4,762,295	$(2,775,776)	$2,390,843
Comprehensive income:
Net earnings	-	-	125,496	-	125,496
Cash dividend declared and paid ($0.27 per share)	-	-	(28,533)	-	(28,533)
Purchase of treasury shares	-	-	-	-	-
Share-based compensation	-	14,594	-	-	14,594
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(12,910)	-	(2,066)	(14,976)
Balances at September 30, 2020	$1,671	$404,337	$4,859,258	$(2,777,842)	$2,487,424

	Nine Months Ended September 30, 2019 and 2020
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2018	$1,671	$340,457	$4,188,435	$(2,429,179)	$2,101,384
Comprehensive income:
Net earnings	-	-	371,644	-	371,644
Cash dividend declared and paid ($0.78 per share)	-	-	(84,087)	-	(84,087)
Purchase of treasury shares	-	-	-	(225,680)	(225,680)
Share-based compensation	-	42,154	-	-	42,154
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(14,668)	-	2,782	(11,886)
Balances at September 30, 2019	$1,671	$367,943	$4,475,992	$(2,652,077)	$2,193,529

Balances at December 31, 2019	$1,671	$374,049	$4,592,938	$(2,701,629)	$2,267,029
Comprehensive income:
Net earnings	-	-	352,028	-	352,028
Cash dividend declared and paid ($0.81 per share)	-	-	(85,708)	-	(85,708)
Purchase of treasury shares	-	-	-	(75,193)	(75,193)
Share-based compensation	-	48,658	-	-	48,658
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(18,370)	-	(1,020)	(19,390)
Balances at September 30, 2020	$1,671	$404,337	$4,859,258	$(2,777,842)	$2,487,424

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net earnings	$352,028	$371,644
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	392,786	370,728
Noncash lease expense	34,110	28,731
Share-based compensation	48,658	42,154
Loss on sale of revenue equipment and other	2,255	9,085
Deferred income taxes	12,223	644
Changes in operating assets and liabilities:
Trade accounts receivable	(109,996)	9,579
Other assets	7,910	16,356
Trade accounts payable	86,867	64,578
Income taxes payable or receivable	45,411	89,975
Claims accruals	(5,440)	(4,749)
Accrued payroll and other accrued expenses	44,182	(61,130)
Net cash provided by operating activities	910,994	937,595

Cash flows from investing activities:
Additions to property and equipment	(559,763)	(722,371)
Net proceeds from sale of equipment	111,042	135,764
Business acquisition	-	(98,232)
Changes in other assets	49	(77)
Net cash used in investing activities	(448,672)	(684,916)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	700,000
Payments on long-term debt	-	(250,000)
Proceeds from revolving lines of credit and other	221,618	1,590,506
Payments on revolving lines of credit and other	(220,100)	(1,904,000)
Purchase of treasury stock	(75,193)	(225,680)
Stock repurchased for payroll taxes and other	(19,390)	(11,886)
Dividends paid	(85,708)	(84,087)
Net cash used in financing activities	(178,773)	(185,147)
Net change in cash and cash equivalents	283,549	67,532
Cash and cash equivalents at beginning of period	35,000	7,600
Cash and cash equivalents at end of period	$318,549	$75,132

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$47,095	$42,111
Income taxes	$58,497	$33,738

Noncash investing activities
Accruals for equipment received	$36,010	$26,934

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

Use of Estimates

The novel coronavirus (COVID-19) pandemic has created and may continue to create significant uncertainty in macro-economic conditions, which may cause a global economic recession, business slowdowns or shutdowns, depressed demand for our transportation and logistics businesses, and adversely impact our results of operations. During the nine months ended September 30, 2020, we faced increasing uncertainties around our estimates on our accounts receivable credit losses and goodwill and intangibles assets.  We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change, as new events occur and additional information is obtained, which are recognized or disclosed in our consolidated financial statements as soon as they become known and may have a material impact on our financial statements.

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts is calculated over the life of the underlying receivable and is based on historical experience; any known trends or uncertainties related to customer billing and account collectability; current economic conditions; and reasonable and supportable economic forecasts, each applied to segregated risk pools based on the business segment that generated the receivable. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts for our trade accounts receivable was $18.1 million at September 30, 2020 and $13.3 million at December 31, 2019. During the nine months ended September 30, 2020, the allowance for uncollectible accounts increased by $5.3 million and was reduced $0.5 million by write-offs. There were no material write-offs charged or increases to the allowance for uncollectible accounts during the third quarter 2020.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.1 million shares during the three and nine months ended September 30, 2020, compared to 1.0 million shares during the three and nine months ended September 30, 2019.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted share units:
Pretax compensation expense	$11,250	$10,309	$38,358	$30,942
Tax benefit	2,880	2,660	9,820	7,983
Restricted share unit expense, net of tax	$8,370	$7,649	$28,538	$22,959
Performance share units:
Pretax compensation expense	$3,344	$3,541	$10,300	$11,212
Tax benefit	856	914	2,637	2,893
Performance share unit expense, net of tax	$2,488	$2,627	$7,663	$8,319

As of September 30, 2020, we had $72.8 million and $17.3 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 3.1 years for restricted share units and 2.3 years for performance share units. During the nine months ended September 30, 2020, we issued 305,558 shares for vested restricted share units and 117,118 shares for vested performance share units. Of these totals, 214,206 shares for vested restricted share units and 72,248 shares for vested performance share units were issued during the third quarter 2020.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost and fair value swap, under our current financing arrangements consist of the following (in millions):

	September 30, 2020	December 31, 2019
Senior notes	1,303.4	1,295.7

Senior Revolving Line of Credit

At September 30, 2020, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At September 30, 2020, we had no outstanding borrowings under this agreement.

Senior Notes

Our senior notes consist of three separate issuances. The first is $250 million of 3.85% senior notes due March 2024, which was issued in March 2014. Interest payments under this note are due semiannually in March and September of each year. The second is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under this note are due semiannually in February and August of each year. The third is $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under this note are due semiannually in March and September of each year. All three senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to shelf registration statements filed in February 2014 and January 2019. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 5, Derivative Financial Instruments, for terms of an interest rate swap entered into on the $350 million of 3.30% senior notes due August 2022.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2020.

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

We entered into a receive fixed-rate and pay variable-rate interest rate swap agreement simultaneously with the issuance of our $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amount of this interest rate swap agreement equals that of the corresponding fixed-rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.64% for our $350 million of 3.30% senior notes at September 30, 2020. The swap expires when the corresponding senior notes are due. The fair value of this swap is recorded in other assets in our Condensed Consolidated Balance Sheet at September 30, 2020. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of this interest rate swap recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On April 20, 2017, our Board of Directors authorized the purchase of up to $500 million of our common stock. On January 22, 2020, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At September 30, 2020, $520 million of this combined authorization was remaining. We purchased approximately 800,000 shares, or $75 million, of our common stock under our repurchase authorization during the nine months ended September 30, 2020, none of which occurred in third quarter 2020. On July 22, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.27, which was paid August 21, 2020, to stockholders of record on August 7, 2020. On October 22, 2020, our Board of Directors declared a regular quarterly dividend of $0.27 per common share, which will be paid on November 20, 2020, to stockholders of record on November 6, 2020.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at September 30, 2020 (in millions):

	Asset/(Liability) Balance
	September 30, 2020	December 31, 2019	Input Level
Trading investments	$21.3	$20.4	1
Interest rate swap	$10.9	$4.8	2
Senior notes, net of unamortized discount and debt issuance costs	$(360.0)	$(353.1)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of the interest rate swap and corresponding senior notes have been measured using the income approach (Level 2), which include relevant interest rate curve inputs. Trading investments and the interest rate swap are classified in other assets in our Condensed Consolidated Balance Sheets. The senior notes are classified in long-term debt in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount and estimated fair value at September 30, 2020, using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis, were $943.4 million and $1.09 billion, respectively.

The carrying amounts of all other instruments at September 30, 2020, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 23.3% for the three months ended September 30, 2020, compared to 23.9% for the three months ended September 30, 2019. Our effective income tax rate was 24.9% for the first nine months of 2020, compared to 23.9% in 2019. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits. Our effective income tax rate for the first nine months of 2019 included the effect of a favorable settlement of a state income tax audit.

At September 30, 2020, we had a total of $55.2 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $45.4 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $5.5 million at September 30, 2020.

9.	Legal Proceedings

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same. In October 2019 the arbitrators issued a Final Award and we recorded pretax charges in the third quarter 2019 of $26.8 million related to certain charges claimed by BNSF and $17.4 million for legal fees, cost and interest claimed by BNSF, for a total of $44.2 million. On January 17, 2020, we filed under seal in the United States District Court for the Western District of Arkansas (the Arkansas Federal Court) a motion to confirm and enforce the Final Award, seeking the Court’s specific enforcement of certain confidential contractual rights the arbitrators decided in our favor. BNSF has moved to confirm the Final Award in the United States District Court for the District of Columbia. During the first quarter 2020, we recorded an $8.2 million pretax charge resulting from an adjusted calculation of the revenue divisions owed to BNSF under the Final Award. On July 21, 2020, the Arkansas Federal Court granted our motion in part, entering a judgment confirming the arbitration awards. In a sealed opinion, the Court denied our request for additional enforcement relief but did not foreclose our right to pursue post-confirmation enforcement in court or in arbitration if warranted. We have filed an appeal with the United States Court of Appeals for the Eighth Circuit seeking review of the Arkansas Federal Court’s denial.

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

In March 2020, we changed the way we internally evaluate the operating performance of our business units and adopted a new segment reporting structure. As part of this new structure, we separated our Dedicated Contract Services® segment into two reportable segments: Dedicated Contract Services and Final Mile Services®. Accordingly, we reported five distinct business segments during the three and nine months ended September 30, 2020 and 2019. These segments included Intermodal (JBI), Dedicated Contract Services (DCS), Integrated Capacity Solutions™ (ICS), Final Mile Services (FMS) and Truckload (JBT) which are based primarily on the services each segment provides. The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane, or service. DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates. ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and LTL, as well as a variety of dry-van and intermodal solutions. FMS provides final-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfilment and retail-pooling distributions services. JBT business includes full-load, dry-van freight that is transported utilizing company-owned revenue equipment or third-party carriers utilizing company-owned trailing equipment. This freight is typically transported over roads and highways and does not move by rail. All transactions between reporting segments are eliminated in consolidation. Our customers are geographically dispersed across the United States. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts)
	September 2020	December 31, 2019
JBI	$2,462	$2,217
DCS	1,529	1,445
ICS	268	208
FMS	433	432
JBT	267	241
Other (includes corporate)	820	928
Total	$5,779	$5,471

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
JBI	$1,211	$1,240	$3,426	$3,477
DCS	553	547	1,628	1,576
ICS	431	337	1,071	972
FMS	182	149	475	402
JBT	109	94	322	296
Subtotal	2,486	2,367	6,922	6,723
Inter-segment eliminations	(13)	(3)	(23)	(8)
Total	$2,473	$2,364	$6,899	$6,715

	Operating Income/(Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
JBI	$108.4	$88.7	$317.7	$316.4
DCS	80.4	76.4	236.4	202.7
ICS	(18.3)	(5.6)	(50.3)	0.8
FMS	2.1	1.9	(6.5)	(13.7)
JBT	2.9	6.6	8.2	22.7
Other (includes corporate)	-	(0.1)	(0.1)	(0.1)
Total	$175.5	$167.9	$505.4	$528.8

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
JBI	$47.4	$45.8	$140.7	$134.9
DCS	55.9	54.9	167.8	159.4
ICS	0.3	0.9	0.9	2.7
FMS	8.2	8.2	24.6	22.6
JBT	8.8	8.2	25.6	25.4
Other (includes corporate)	11.8	8.8	33.2	25.7
Total	$132.4	$126.8	$392.8	$370.7

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

Our operations continue to be impacted by the novel coronavirus (COVID-19) global pandemic. Due to the nature of our business, fewer than 25% of our employees have been able to work remotely; however, we remain committed to the safety of our workforce, suppliers, and customers while continuing to meet our customers’ needs. In March 2020, we began our COVID-19 response activities which have been expanded and will continue as necessary until the risks related to COVID-19 dissipate. Our COVID-19 safety response activities at our home office campus and all other field locations throughout North America include requiring remote working when possible, expanded health and safety policies, facility modifications, increased security coverage, and purchase and distribution of personal protective equipment supplies. We are reviewing and analyzing both external and internal COVID-related data on a daily basis in anticipation of the full return to work phase of our COVID-19 response. Thus far throughout the pandemic, we have been pleased with the continued performance of our employees, particularly our drivers, who have been consistently available to serve our customers.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2020	2019	2020	2019
JBI	$1,211	$1,240	$108.4	$88.7
DCS	553	547	80.4	76.4
ICS	431	337	(18.3)	(5.6)
FMS	182	149	2.1	1.9
JBT	109	94	2.9	6.6
Other (includes corporate)	-	-	-	(0.1)
Subtotal	2,486	2,367	175.5	167.9
Inter-Segment eliminations	(13)	(3)	-	-
Total	$2,473	$2,364	$175.5	$167.9

Total consolidated operating revenues were $2.47 billion for the third quarter 2020, compared to $2.36 billion for the third quarter 2019. This increase was primarily due to a 25% increase in revenue per load in ICS, a 34% increase in stops in FMS, and 9% and 14% increases in load volumes in DCS and JBT, respectively. These increases were partially offset by a 5% decrease in revenue per load in JBI and a 32% decrease in overall fuel surcharge revenue. Current quarter total operating revenues, excluding fuel surcharge revenue, increased 9% versus the comparable quarter in 2019.

JBI segment revenue decreased 2% to $1.21 billion during the third quarter 2020, compared with $1.24 billion in 2019. This decrease in segment revenue was primarily a result of a 5% decrease in revenue per load compared to a year ago, which is the combination of changes in freight mix, customer rates, and fuel surcharge revenue, partially offset by a 2% increase in load volume. Revenue per load excluding fuel surcharge revenue was flat compared to third quarter 2019. Load volume in our eastern network increased 3% and transcontinental loads increased 2% over the third quarter 2019. Operating income of our JBI segment increased 22% to $108.4 million in 2020, from $88.7 million in 2019. Third quarter 2019 operating income was impacted by a $26.8 million charge to rail purchase transportation expense resulting from the issuance of the final award regarding our arbitration with BNSF Railway Company (BNSF) and a $17.4 million charge to insurance and claims expense, for arbitration related legal fees, costs and interest claimed by BNSF. Excluding these 2019 charges, operating income for third quarter 2020, decreased 18% compared to third quarter 2019. Benefits from increased load volume were more than offset by higher rail purchased transportation costs, increased box repositioning costs, and higher dray costs resulting from disruptions in rail capacity and a constricted labor and truck capacity environment. Load volume disruptions related to the recent outbreak of COVID-19 began to emerge in March 2020 and escalated over the following months, followed by a subsequent steady increase in load volumes that continued through the third quarter 2020. Despite this rebound in JBI load volumes, load volume disruptions could return, and current network imbalances may continue throughout the remainder of 2020, as a result of the overall economic effects caused by the ongoing COVID-19 pandemic. Third quarter 2020 ended with approximately 97,400 units of trailing capacity and 5,647 power units assigned to the dray fleet.

DCS segment revenue increased 1% to $553 million in 2020, from $547 million in 2019. Productivity, defined as revenue per truck per week was flat when compared to 2019, while productivity excluding fuel surcharge revenue increased by approximately 2% from a year ago. A net additional 63 revenue producing trucks were in the fleet by the end of the current quarter compared to prior year, primarily from private fleet conversions. During the first half of 2020, DCS experienced a reduction in the rate of newly awarded customer private fleet conversions as a result of the ongoing effects of the COVID-19 pandemic. However, this trend reversed in third quarter 2020. Despite this recovery, due to the continuation of the COVID-19 pandemic, the current rate of newly awarded customer private fleet conversions may decline during the remainder of 2020 or in 2021. Customer retention rates remain above 97%. Operating income of our DCS segment increased 5% to $80.4 million in 2020, from $76.4 million in 2019. The increase is primarily due to increased productivity, lower driver related turnover costs, reduced start-up expenditures for new customer contracts, and decreased travel and entertainment expenses, which were partially offset by higher driver and account manager wages and benefits.

ICS segment revenue increased 28% to $431 million in the third quarter 2020, from $337 million in the third quarter 2019. Overall volumes increased 2% while revenue per load increased 25%, primarily due to changes in customer freight mix and an improved pricing environment for both contractual and spot business compared to 2019. Contractual business represented approximately 58% of total load volume and 38% of total revenue in the current period compared to 68% and 52%, respectively, in third quarter 2019. Approximately $291 million of third quarter 2020 ICS revenue was executed through the marketplace for J.B. Hunt 360°® compared to $205 million in third quarter 2019. This increase was driven primarily by a 22% increase in loads on the J.B. Hunt 360° platform, in addition to higher revenue per load. Gross profit margin decreased to 7.6% in the current quarter versus 12.7% last year primarily due to a more competitive pricing environment and constricted supply dynamics compared to third quarter 2019. ICS could experience continued volatility in overall load volumes and gross profit margin performance throughout the remainder of 2020 and into 2021 as a result of the economic effects caused by the ongoing COVID-19 pandemic. ICS segment incurred an operating loss of $18.3 million in third quarter 2020, compared to operating loss of $5.6 million in 2019. The increase in operating loss is primarily due to lower gross profit margins. ICS’s carrier base increased 14% compared to third quarter 2019.

FMS segment revenue increased 22% to $182 million in the third quarter 2020 from $149 million in 2019. Stop count for the third quarter 2020 increased 34% when compared to 2019, primarily due to a December 2019 business acquisition and an increase in new customer contracts throughout 2020. Productivity, defined as revenue per stop, decreased 9% compared to 2019, primarily due to a shift in the mix between asset and asset-light operations resulting from the characteristics of new customer contracts and the 2019 acquisition. While the majority of COVID-19 related operating suspensions previously experienced by FMS at various customer sites have ceased, a large portion of FMS customers are highly susceptible to the impacts of the COVID-19 pandemic and as a result, the operations of FMS may be impacted as those customers’ operations are affected. Operating income of our FMS segment increased 13% to $2.1 million in 2020, from $1.9 million in 2019. The increase is primarily due to increased revenue and lower travel and entertainment expenses, partially offset by higher costs related to service quality performance controls.

JBT segment revenue increased 16% to $109 million for the third quarter 2020, from $94 million in the third quarter 2019. Revenue excluding fuel surcharge revenue increased 19%, primarily due to a 14% increase in load volumes and a 5% increase in revenue per load excluding fuel surcharge revenue, compared to third quarter 2019. Revenue per loaded mile excluding fuel surcharge revenue increased 4% while core customer rates decreased 1% when compared to third quarter 2019. At the end of the current quarter, JBT operated 1,713 tractors and 8,245 trailers compared to 1,896 and 6,826 in 2019. JBT segment operating income decreased 55% to $2.9 million in 2020, compared with $6.6 million in 2019. Benefits from increased load volume were more than offset by higher purchased transportation costs as JBT evolves to a more asset-light service offering as well as higher personnel costs and increased technology spending related to our J.B. Hunt 360box program launched in 2019, which continues to expand in functionality and capacity. As a result of the ongoing effects of the COVID-19 pandemic, JBT could experience reduced load volumes, lower customer rates, or higher purchased transportation costs throughout the remainder of 2020 and into 2021.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2020	2019	2020 vs. 2019
Total operating revenues	100.0%	100.0%	4.6%
Operating expenses:
Rents and purchased transportation	52.5	50.6	8.4
Salaries, wages and employee benefits	24.0	23.5	7.1
Depreciation and amortization	5.4	5.3	4.4
Fuel and fuel taxes	3.5	4.8	(23.9)
Operating supplies and expenses	3.5	3.7	(1.1)
General and administrative expenses, net of asset dispositions	1.6	2.1	(14.6)
Insurance and claims	1.4	1.9	(19.4)
Operating taxes and licenses	0.6	0.6	(4.0)
Communication and utilities	0.4	0.4	0.5
Total operating expenses	92.9	92.9	4.6
Operating income	7.1	7.1	4.6
Net interest expense	0.5	0.5	(3.7)
Earnings before income taxes	6.6	6.6	5.2
Income taxes	1.5	1.6	2.7
Net earnings	5.1%	5.0%	6.0%

Total operating expenses increased 4.6%, while operating revenues increased 4.6% during the third quarter 2020, from the comparable period 2019. Operating income increased to $175.5 million during the third quarter 2020 from $167.9 million in 2019.

Rents and purchased transportation costs increased 8.4% in 2020. This increase was primarily the result of an increase in load volume, which increased services provided by third-party rail and truck carriers within JBI and ICS segments, increased rail and truck carrier purchased transportation rates and an increase in the use of third-party truck carriers by JBT and FMS during third quarter of 2020. JBI third quarter 2019 rail purchased transportation costs included a $26.8 million charge resulting from the issuance of an award regarding our arbitration with BNSF.

Salaries, wages and employee benefits costs increased 7.1% during the third quarter 2020, compared with 2019. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees as well as higher third quarter 2020 cost of employee group medical benefits compared to 2019.

Depreciation and amortization expense increased 4.4% in 2020, primarily due to equipment purchases related to new DCS long-term customer contracts and the addition of specialized trailing equipment and scheduled turnover of tractors within our JBI segment. Fuel costs decreased 23.9% in 2020, compared with 2019, due primarily to a decrease in the price of fuel.

Operating supplies and expenses decreased 1.1%, driven primarily by reduced travel and entertainment expenses, partially offset by higher operating supplies and building maintenance costs in response to COVID-19 and increased tolls expense. General and administrative expenses decreased 14.6% for the current quarter from the comparable period in 2019, primarily due to decreased professional fees, lower bad debt expenses, and decreased net loss from the sale or disposal of assets, partially offset by increased technology spend on the J.B. Hunt 360° platform and legacy system upgrades. Net gain from sale or disposal of assets was $0.2 million in 2020, compared to a net loss of $4.0 million in 2019. Insurance and claims expense decreased 19.4% in 2020 compared with 2019, primarily due to the absence of a $17.4 million in reserve charges for arbitration related legal fees, cost and interest claimed by BNSF in 2019 and lower 2020 incident volume, partially offset by a increase in accident severity in third quarter 2020.

Net interest expense decreased 3.7% in 2020 due to a decrease in effective interest rates on our debt compared to third quarter 2019. Income tax expense increased 2.7% in 2020, compared with 2019, primarily due to higher taxable earnings. Our effective income tax rate was 23.3% for the third quarter 2020, compared with 23.9% for the third quarter 2019. Our annual tax rate for 2020 is expected to be between 24.0% and 24.5%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2020	2019	2020	2019
JBI	$3,426	$3,477	$317.7	$316.4
DCS	1,628	1,576	236.4	202.7
ICS	1,071	972	(50.3)	0.8
FMS	475	402	(6.5)	(13.7)
JBT	322	296	8.2	22.7
Other (includes corporate)	-	-	(0.1)	(0.1)
Subtotal	6,922	6,723	505.4	528.8
Inter-segment eliminations	(23)	(8)	-	-
Total	$6,899	$6,715	$505.4	$528.8

Total consolidated operating revenues were $6.90 billion for the first nine months 2020, a 3% increase from $6.72 billion for the comparable period 2019. Fuel surcharge revenues were $571 million during the first nine months 2020, compared with $761 million in 2019. If fuel surcharge revenues were excluded from both periods, the increase of 2020 revenue from 2019 was 6%.

JBI segment revenue decreased 1%, to $3.43 billion during the first nine months of 2020, compared with $3.48 billion in 2019. Load volume during the first nine months of 2020 increased 2%, which was offset by a 4% decrease in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load excluding fuel surcharge revenue was flat compared to the first nine months of 2019. Operating income of the JBI segment increased to $317.7 million in the first nine months of 2020, from $316.4 million in 2019. Operating income for the first nine months of 2019 was impacted by a $26.8 million charge to rail purchase transportation expense resulting from the issuance of a final award regarding our arbitration with BNSF and a $17.4 million charge to insurance and claims expense, for arbitration related legal fees, cost and interest claimed by BNSF. Benefits from increased load volume in 2020 were more than offset by higher rail purchased transportation costs, COVID-19 related network inefficiencies and higher personnel costs, which included a one-time COVID-19 related bonus paid to employee drivers and other key field personnel, and higher dray costs resulting from disruptions in rail capacity and a constricted labor and truck capacity environment.

DCS segment revenue increased 3%, to $1.63 billion during the first nine months of 2020, from $1.58 billion in 2019. Productivity, defined as revenue per truck per week, decreased 1% from a year ago. Productivity excluding fuel surcharge revenue for the first nine months of 2020 increased 2% from a year ago. The increase in productivity was primarily a result of better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity largely attributed to a mild winter during the first part of the current period. Operating income of our DCS segment increased to $236.4 million in 2020, from $202.7 million in 2019. The increase is primarily due to increased fleet productivity, the absence of significant new customer implementation costs, lower driver related turnover costs, and lower travel and entertainment expenses. Operating income was partially offset by higher personnel costs which included a one-time COVID-19 related bonus, higher equipment ownership costs, and higher insurance and claims costs compared to the first nine months of 2019.

ICS revenue increased 10% to $1.07 billion during the first nine months of 2020, from $972 million in 2019. Overall volumes during the first nine months of 2020 decreased 2% when compared to 2019. Revenue per load increased 13% primarily due to customer freight mix changes, when compared to 2019. Gross profit margin decreased to 9.4% in the current year versus 14.1% last year primarily due to a more competitive pricing environment and constricted supply dynamics compared to the first nine months of 2019. ICS segment had an operating loss of $50.3 million in the first nine months of 2020 compared to operating income of $0.8 million in 2019, primarily due to lower gross profit margins, increased technology spending as the marketplace for J.B. Hunt 360° continues to expand in functionality and capacity, and higher personnel costs. Approximately $755 million of ICS revenue for the first nine months of 2020 was executed through the marketplace for J.B. Hunt 360° compared to $614 million in 2019.

       FMS revenue increased 18% to $475 million during the first nine months of 2020, from $402 million in 2019, primarily due to two business acquisitions completed in 2019 and an increase in new customer contracts throughout 2020, partially offset by the temporary suspension of operations at various customer sites as a result of the effects of the COVID-19 pandemic. Stop count for the first nine months of 2020 increased 25%, while productivity, defined as revenue per stop, decreased 6% compared to 2019. The reduction in productivity was primarily due to a change in the mix of service methods to a more asset-light model resulting from the 2019 business acquisitions and a shift in the mix of services provided during the current period as customers were affected by COVID-19 within our FMS network. FMS segment had an operating loss of $6.5 million in the first nine months of 2020 compared to an operating loss of $13.7 million in 2019. The current period operating loss was primarily due to increased costs to expand the FMS network, lost revenue resulting from the temporary suspension of operations at several customer sites in response to COVID-19, higher bad debt expense, higher personnel costs, which included a one-time COVID-19 related bonus, higher COVID-19 related operating supplies expense and $1 million in additional noncash amortization expense attributable to the 2019 business acquisitions. FMS segment operating loss for the first nine months of 2019 included a $20 million insurance claim settlement charge.

JBT segment revenue increased 9% to $322 million for the first nine months of 2020, from $296 million in 2019. Revenue excluding fuel surcharge revenue for the first nine months of 2020 increased 12%, primarily due to a 15% increase in load volume, partially offset by a 3% decrease in revenue excluding fuel surcharge revenue per load compared to 2019. Our JBT segment operating income decreased to $8.2 million during the first nine months 2020, from $22.7 million in 2019. The decrease in operating income was driven primarily by higher purchased transportation expense, higher insurance and claims costs, and higher technology modernization expenses compared to the first nine months of 2019.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2020	2019	2020 vs. 2019
Total operating revenues	100.0%	100.0%	2.7%
Operating expenses:
Rents and purchased transportation	50.3	48.9	5.6
Salaries, wages and employee benefits	25.0	23.9	7.2
Depreciation and amortization	5.7	5.5	5.9
Fuel and fuel taxes	3.8	5.1	(23.5)
Operating supplies and expenses	3.6	3.7	0.5
General and administrative expenses, net of asset dispositions	1.9	2.2	(6.4)
Insurance and claims	1.4	1.8	(21.0)
Operating taxes and licenses	0.6	0.6	(1.0)
Communication and utilities	0.4	0.4	(2.8)
Total operating expenses	92.7	92.1	3.4
Operating income	7.3	7.9	(4.4)
Net interest expense	0.5	0.6	(8.5)
Earnings before income taxes	6.8	7.3	(4.1)
Income taxes	1.7	1.8	(0.3)
Net earnings	5.1%	5.5%	(5.3)%

Total operating expenses increased 3.4%, while operating revenues increased 2.7%, during the first nine months 2020, from the comparable period of 2019. Operating income decreased to $505.4 million during the first nine months 2020, from $528.8 million in 2019.

Rents and purchased transportation costs increased 5.6% in 2020. This increase was primarily the result of increased load volume and third-party rail purchased transportation rates in JBI, increased truck purchased transportation rates in ICS, and an increase in the use of third-party truck carriers by FMS and JBT during 2020, partially offset by a decrease in ICS load volume and JBI 2019 rail purchased transportation costs including a $26.8 million charge resulting from the issuance of an award regarding our arbitration with BNSF.

Salaries, wages and employee benefits costs increased 7.2% in 2020 from 2019. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees as well as higher cost of employee group medical benefits compared to 2019. In addition, 2020 included a $12.3 million one-time COVID-19 related bonus paid to employee drivers and other key field personnel and $3.4 million of additional stock compensation expense related to the acceleration of equity award vesting for executive employee retirements.

Depreciation and amortization expense increased 5.9% in 2020 primarily due to equipment purchases related to new DCS long-term customer contracts and the addition of specialized trailing equipment and scheduled turnover of tractors within our JBI segment. Fuel costs decreased 23.5% in 2020, compared with 2019, due primarily to a decrease in the price of fuel.

Operating supplies and expenses increased 0.5% driven primarily by higher operating supplies and building maintenance costs in response to COVID-19, increased toll costs, and higher equipment maintenance costs, partially offset by reduced travel and entertainment expenses. General and administrative expenses decreased 6.4% from the comparable period in 2019, primarily due to decreased professional fees, lower advertising costs, lower driver hiring expenses and, decreased net loss from the sale or disposal of assets, partially offset by increased technology spend on the J.B. Hunt 360° platform and legacy system upgrades, higher bad debt expenses, and increased charitable contributions. Net loss from sale or disposal of assets was $2.3 million in 2020, compared to a net loss of $9.1 million in 2019. Insurance and claims expense decreased 21.0% in 2020 compared with 2019, primarily due to the absence of a $20 million FMS claim settlement charge and $17.4 million in reserve charges in 2019 for arbitration related legal fees, cost and interest claimed by BNSF, partially offset by an increase in accident severity in 2020.

Net interest expense decreased 8.5% in 2020, due primarily to lower effective interest rates on our debt. Income tax expense decreased 0.3% during the first nine months of 2020, compared with 2019 primarily due to decreased taxable earnings in the first nine months of 2020, partially offset by a higher effective income tax rate. The increase in our effective income tax rate was due to the impact of stock compensation accelerations for executive employee retirements in 2020 and the fact that the effective rate for 2019 was reduced by the favorable settlement of a state income tax audit. Our effective income tax rate was 24.9% for the nine months ended 2020, compared to 23.9% in 2019. Our annual tax rate for 2020 is expected to be between 24.0% and 24.5%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $911.0 million during the first nine months of 2020, compared with $937.6 million for the same period 2019. Operating cash flows decreased due to the timing of general working capital activities and decreased earnings. Net cash used in investing activities totaled $448.7 million in 2020, compared with $684.9 million in 2019. The decrease resulted from a decrease in equipment purchases, net of proceeds from the sale of equipment, during the current period and from the fact that the Cory 1st Choice Home Delivery acquisition closed during first quarter 2019. Net cash used in financing activities was $178.8 million in 2020, compared with $185.1 million in 2019. This decrease resulted primarily from a decrease in treasury stock purchased in 2020 compared to the same period in 2019. Net cash used in financing activities for the first nine months of 2019 included the full retirement of our $250 million of 2.40% senior notes that matured in March 2019, partially offset by our issuance of $700 million of 3.875% senior notes due March 2026.

Debt and Liquidity Data

	September 30, 2020	December 31, 2019	September 30, 2019
Working capital ratio	1.58	1.43	1.29
Total debt (millions)	$1,303.4	$1,295.7	$1,293.3
Total debt to equity	0.52	0.57	0.59
Total debt as a percentage of total capital	34%	36%	37%

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment as well as periodic business acquisitions. We are frequently able to accelerate or postpone a portion of equipment replacements or other capital expenditures depending on market and overall economic conditions. During the first nine months of 2020, we postponed a portion of our equipment purchases in order to increase our available cash in light of the economic disruption and uncertainty resulting from COVID-19. We will continue to monitor economic conditions and contemplate adjustments to planned capital expenditures as needed throughout the ongoing COVID-19 pandemic. Expenditures are being evaluated based on those that must happen, those that can be deferred to a later period, and those that are capable of being canceled. We have, during the past recent years, obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment.

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. Should COVID-19 related economic conditions warrant, we believe we have sufficient credit resources available to meet our near-term operating and capital needs. At September 30, 2020, we had a cash balance of $319 million and we had no outstanding balance on our revolving line of credit, which authorizes us to borrow up to $750 million as well as request an increase in the total commitment by up to $250 million.

Our financing arrangements require us to maintain certain covenants and financial ratios. At September 30, 2020, we were well above compliance with all covenants and financial ratios, and we fully intend and expect to emerge from the current COVID-19 related economic environment with our investment-grade rating intact.

We are continually evaluating the possible effects of current economic conditions and reasonable and supportable economic forecasts on operational cash flows, including the risks of declines in the overall freight market and our customers' liquidity and ability to pay. We are monitoring working capital on a daily basis and are in frequent communication with our customers, suppliers and service providers. Through September 30, 2020, operational cost reduction activities consisted primarily of canceling non-essential travel and hiring activities and the delay of other discretionary spending, which we will continue to do as necessary. A large portion of our cost structure is variable. Purchased transportation expense represents more than half of our total costs but is heavily tied to load volumes. Our second largest cost item is salaries and wages, the largest portion of which is driver pay, which includes a large variable component. Currently, we have made no adjustments to our costs that we consider more fixed in nature. However, we continue to monitor the environment and are prepared to adjust if necessary.

The following table summarizes our expected obligations and commitments as of September 30, 2020 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$139.5	$46.3	$57.7	$19.2	$16.3
Debt obligations	1,300.0	-	350.0	250.0	700.0
Interest payments on debt (1)	191.7	42.5	78.8	59.1	11.3
Commitments to acquire revenue equipment and facilities	604.1	222.5	381.6	-	-
Total	$2,235.3	$311.3	$868.1	$328.3	$727.6

(1)   Interest payments on debt are based on the debt balance and applicable rate at September 30, 2020.

Our net capital expenditures were approximately $449 million during the first nine months of 2020, compared with $587 million for the same period 2019. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2020 were primarily for tractors, intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $604 million during the years 2020 to 2022. We have paused certain capital expenditures originally planned for 2020 that, considering the effects of the COVID-19 pandemic, are now viewed as non-essential in the near-term. Accordingly, we now expect to spend in the range of $150 million to $175 million for net capital expenditures during the remainder of 2020. Our ultimate capital expenditure levels could also be affected by manufacturer production slowdowns resulting from the COVID-19 pandemic. We will also continue to evaluate opportunities for business acquisitions within our markets following our established evaluation process which considers liquidity and funding requirements. The table above excludes $60.7 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $604 million, as of September 30, 2020.

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

ITEM 3.   Quantitative And Qualitative Disclosures AbouT Market Risk

Our outstanding debt at September 30, 2020 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 3.30% to 3.85%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $350 million of 3.30% fixed rate senior notes due August 2022 to a variable rate, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or nine months ended September 30, 2020. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2020, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2020, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

There were no changes in our internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.     Other Information

ITEM 1.   LEGAL PROCEEDINGS

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF. BNSF requested the same. In October 2019 the arbitrators issued a Final Award. On January 17, 2020, we filed under seal in the United States District Court for the Western District of Arkansas (the Arkansas Federal Court) a motion to confirm and enforce the Final Award, seeking the Court’s specific enforcement of certain confidential contractual rights the arbitrators decided in our favor. BNSF has moved to confirm the Final Award in the United States District Court for the District of Columbia. On July 21, 2020, the Arkansas Federal Court granted our motion in part entering a Judgment confirming the arbitration awards. In a sealed opinion, the Court denied our request for additional enforcement relief but did not foreclose our right to pursue post-confirmation enforcement in court or in arbitration if warranted. We have filed an appeal with the United States Court of Appeals for the Eighth Circuit seeking review of the Arkansas Federal Court’s denial.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29th day of October 2020.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Senior Vice President Finance, Controller,
Chief Accounting Officer, and Interim
Chief Financial Officer
(Principal Financial Officer)