Form 10-K
period 2020-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2021-02-23
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of 83,657,096 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2020, was $10.1 billion (based upon $120.34 per share).

As of February 16, 2021, the number of outstanding shares of the registrant’s common stock was 105,705,006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Stockholders, to be held April 22, 2021, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2020

FORWARD-LOOKING STATEMENTS

This report, including documents which are incorporated by reference and other documents which we file periodically with the Securities and Exchange Commission (SEC), contains statements that may be considered to be “forward-looking statements.” Such statements relate to our predictions concerning future events or operations and are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “goals,” “strategy,” “future,” “predict,” “seek,” “estimate,” “likely,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. These statements are based on our belief or interpretation of information currently available. Stockholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors. Some of the factors and events that are not within our control and that could have a material impact on future operating results include the following: general economic and business conditions; potential business or operational disruptions resulting from the ongoing effects of the novel coronavirus (COVID-19) pandemic, including any future spikes or outbreaks of the virus, as well as government actions taken in response to the pandemic; competition and competitive rate fluctuations; excess capacity in the intermodal or trucking industries; a loss of one or more major customers; cost and availability of diesel fuel; interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; ability to attract and retain qualified drivers, delivery personnel, independent contractors, and third-party carriers; retention of key employees; insurance costs and availability; litigation and claims expense; determination that independent contractors are employees; new or different environmental or other laws and regulations; volatile financial credit markets or interest rates; terrorist attacks or actions; acts of war; adverse weather conditions; disruption or failure of information systems; operational disruption or adverse effects of business acquisitions; increased costs for new revenue equipment; increased tariffs assessed on or disruptions in the procurement of imported revenue equipment; decreases in the value of used equipment; and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

We are one of the largest surface transportation, delivery, and logistics companies in North America. J.B. Hunt Transport Services, Inc. is a publicly held holding company that, together with our wholly owned subsidiaries, provides safe and reliable transportation and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Unless otherwise indicated by the context, “we,” “us,” “our,” the “Company”, and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries. We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, freight handling, specialized equipment, and freight network design. In addition, we provide local and home delivery services, generally referred to as final-mile delivery services, to customers through a network of cross-dock and other delivery system locations throughout the continental United States. Utilizing a network of thousands of reliable third-party carriers, we also provide comprehensive transportation and logistics services. In addition to dry-van, full-load operations, these unrelated outside carriers also provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360°®, an online platform that offers shippers and carriers greater access, visibility and transparency of the supply chain.

We believe our ability to offer multiple services, utilizing our five business segments and a full complement of logistics services through third parties, represents a competitive advantage. These segments include Intermodal (JBI), Dedicated Contract Services® (DCS), Integrated Capacity Solutions™ (ICS), Final Mile Services® (FMS) and Truckload (JBT). Our business usually involves slightly higher freight volumes in August through early November. Meanwhile, DCS and FMS are subject to less seasonal variation than our other segments.

Our operations continue to be impacted by the COVID-19 global pandemic. Due to the nature of our business and the large portion of our workforce consisting of drivers and other non-office personnel, fewer than 25% of our total employees have been able to work remotely; however, we remain committed to the safety of our workforce, suppliers, and customers while continuing to meet our customers’ needs. In March 2020, we began our COVID-19 response activities which have been expanded and will continue as necessary until the risks related to COVID-19 dissipate. Our COVID-19 safety response activities at our home office campus and all other field locations throughout North America include requiring remote working when possible, expanded health and safety policies, facility modifications, increased security coverage, and purchase and distribution of personal protective equipment and supplies. We are reviewing and analyzing both external and internal COVID-related data on a daily basis in anticipation of the full return to work phase of our COVID-19 response. Thus far throughout the pandemic, we have been pleased with the continued performance of our employees, particularly our drivers, who have been consistently available to serve our customers.

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

Our Mission and Strategy

Our Mission: To create the most efficient transportation network in North America.

We forge long-term relationships with key customers that include supply chain management as an integral part of their strategies. Working in concert, we strive to drive out excess cost, add value and function as an extension of their enterprises. Our strategy is based on utilizing an integrated, multimodal approach to provide capacity-oriented solutions centered on delivering customer value and industry-leading service. We believe our unique operating strategy can add value to customers and increase our profits and returns to stockholders.

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

JBI Segment

The transportation service offerings of our JBI segment utilize arrangements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada, and Mexico. Our JBI segment began operations in 1989, forming a unique partnership with what is now the BNSF Railway Company (BNSF); this was a watershed event in the industry and the first agreement that linked major rail and truckload carriers in a joint service environment. Throughout the years that followed, JBI established multiple agreements with other Class I railroads. JBI draws on the intermodal services of these rail carriers for the underlying linehaul movement of its equipment between rail ramps. The origin and destination pickup and delivery services (drayage) are handled by our company-owned tractors for the majority of our intermodal loads, while third-party dray carriers are used where economical. By performing our own drayage services, we are able to provide a cost-competitive, seamless coordination of the combined rail and dray movements for our customers.

JBI operates 98,689 pieces of company-owned trailing equipment systemwide. The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality. We own and maintain our own chassis fleet, consisting of 83,259 units. The containers and chassis are uniquely designed so that they may only be paired together, which we feel creates an operational competitive advantage. JBI also manages a fleet of 5,166 company-owned tractors, 497 independent contractor trucks, and 6,745 company drivers. At December 31, 2020, the total JBI employee count was 7,673. Revenue for the JBI segment in 2020 was $4.68 billion.

DCS Segment

DCS focuses on private fleet conversion and creation in replenishment and specialized equipment. We specialize in the design, development, and execution of supply chain solutions that support a variety of transportation networks. Contracts with our customers are long-term, ranging from three to 10 years, with the average being approximately five years. Pricing of our contracts typically involves cost-plus arrangements, with our fixed costs being recovered regardless of equipment utilization, but is customized based on invested capital and duration.

At December 31, 2020, this segment operated 9,408 company-owned trucks, 498 customer-owned trucks, and 5 independent contractor trucks. DCS also operates 19,573 owned pieces of trailing equipment and 7,717 customer-owned trailers. The DCS segment employed 12,785 people, including 11,039 drivers, at December 31, 2020. DCS revenue for 2020 was $2.20 billion.

ICS Segment

ICS provides traditional freight brokerage and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment. By leveraging the J.B. Hunt brand, systems, and network, we provide a broader service offering to customers by providing flatbed, refrigerated, expedited, and LTL, as well as a variety of dry-van and intermodal solutions. Furthermore, we offer an online multimodal marketplace via J.B. Hunt 360° that matches the right load with the right carrier and the best mode. ICS also provides single-source logistics management for customers desiring to outsource their transportation functions and utilize our proven supply chain technology and design expertise to improve efficiency. ICS operates multiple remote sales offices or branches, as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2020, the ICS segment employed 1,011 people, with a carrier base of approximately 100,200. ICS revenue for 2020 was $1.66 billion.

FMS Segment

FMS provides final-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations, with 98% of the continental U.S. population living within 150 miles of a network location. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfilment and retail-pooling distributions services. FMS contracts with customers range from one to five years, with the average being approximately three years.

At December 31, 2020, this segment operated 1,255 company-owned trucks, 265 customer-owned trucks, and 33 independent contractor trucks. FMS also operates 963 owned pieces of trailing equipment and 159 customer-owned trailers. The FMS segment employed 2,929 people, including 1,625 drivers and 207 delivery and material assistants, at December 31, 2020. FMS revenue for 2020 was $689 million.

JBT Segment

The service offering in this segment is full-load, dry-van freight, utilizing tractors and trailers operating over roads and highways. We typically pick up freight at the dock or specified location of the shipper and transport the load directly to the location of the consignee. We use our company-owned tractors and employee drivers or independent contractors who agree to transport freight in our trailers.

At December 31, 2020, the JBT segment operated 798 company-owned tractors and employed 1,049 people, 797 of whom were drivers. At December 31, 2020, we had 971 independent contractors operating in the JBT segment. JBT revenue for 2020 was $463 million.

Marketing and Operations

We transport, or arrange for the transportation of, a wide range of freight, including general merchandise, specialty consumer items, appliances, forest and paper products, food and beverages, building materials, soaps and cosmetics, automotive parts, agricultural products, electronics, and chemicals. Our customer base includes a large number of Fortune 500 companies. We provide many transportation services that meet the supply chain logistics needs of shippers.

We generally market all of our service offerings through a nationwide sales and marketing network. We use specific sales forces in DCS and FMS due to the length, complexity, and specialization of the sales cycle. In addition to our sales teams, J.B. Hunt 360° offers instant access to a wide array of technology-driven solutions for customers and carriers. Through the platform, businesses of all sizes can quote and book shipments, view analytics, and gain visibility into freight movement. In accordance with our typical arrangements, we bill the customer for all services, and we, in turn, pay all third parties for their portion of transportation services provided.

Human Capital Resources

General

Despite operating nearly 150,000 pieces of transportation equipment, our single greatest asset and one of the factors differentiating us from our competitors is our service-oriented people. J.B. Hunt strives to provide a supportive and safe work environment for its employees, where diverse and innovative ideas can be fostered to solve problems and provide value-added services for our customers. In addition to our employees, our customers, vendors, and communities in which we operate also share diverse backgrounds and an equally diverse range of interests and passions. J.B. Hunt puts forth its best effort to support initiatives reflecting the company values which are shared by its stakeholders.

As of December 31, 2020, we had 30,309 employees, which consisted of 20,206 company drivers, 8,779 office personnel, 1,114 maintenance technicians, and 210 delivery and material assistants. We also had arrangements with 1,506 independent contractors to transport freight in our trailing equipment. None of our employees are represented by unions or covered by collective bargaining agreements.

In managing the Company’s business, management focuses on various human capital measures and objectives designed to address the development, attraction, and retention of personnel. These include competitive compensation and benefits, paid time off, employee retirement plan, bonus and other incentive compensation plans, modern equipment and support, leadership development, and tuition assistance as well as those described below.

Diversity and Inclusion

We hold strongly to the principle that a qualified, diverse, and inclusive workforce helps us represent the broad cross-section of ideas, values, and beliefs of our employees, customers, suppliers, and communities. In 2017, we established our Diversity and Inclusion initiative which reaches enterprise-wide and aims to create an inclusive culture and environment where employees from all backgrounds can succeed and be heard. Employees are evaluated and hired nationally in accordance with established criteria and regulatory requirements specific to their anticipated role within the Company.

In addition, the Company’s Employee Resource Groups (ERG) offer opportunities for employee professional development, community engagement, and networking. Comprised of groups for women, Latinos, veterans, LGBTQIA+, and African Americans, our ERGs promote camaraderie within the workforce and allow employees with similar interests to build meaningful work relationships.

Employee Safety and Health

The health and well-being of our workforce is a priority as we continue to ingrain safety into our corporate culture and strive to conduct all our operations as safely as possible. J.B. Hunt employees participate in regular job-specific safety training programs. In addition, J.B. Hunt’s Million Mile Safe Driving and Recognition Awards Program has recognized and rewarded our drivers who dedicate themselves to accident-free driving. Since its inception in 1996, the program has awarded more than $31 million to over 3,900 drivers.

We believe that access to quality healthcare is also an important part of this priority, and we have programs in place that focus on improving the quality of care that our employees and their families receive. Paid leave is another key component of this focus and the Company offers benefit plans that comply with all applicable laws.

In response to COVID-19, we implemented safety response activities at our home office campus and all other field locations throughout North America which included requiring remote working when possible, expanded health and safety policies, facility modifications, increased security coverage, and purchase and distribution of personal protective equipment and supplies. Due to the nature of our business and the large portion of our workforce consisting of drivers and other non-office personnel, fewer than 25% of our total employees have been able to work remotely; however, we remain committed to the safety of our workforce, suppliers, and customers while continuing to meet our customers’ needs.

Revenue Equipment

Our JBI segment utilizes uniquely designed high-cube containers and chassis, which can only be paired with each other and can be separated to allow the containers to be double-stacked on rail cars. The composition of our DCS trailing fleet varies with specific customer requirements and may include dry-vans, flatbeds, temperature-controlled, curtain-side vans, and dump trailers. We primarily utilize third-party carriers’ tractor and trailing equipment for our ICS segment. Our FMS segment primarily utilizes straight trucks or similar equipment through third-party carriers, while the JBT segment operates primarily 53-foot dry-van trailers.

As of December 31, 2020, our company-owned tractor and truck fleet consisted of 16,627 units. In addition, we had 1,506 independent contractors who operate their own tractors but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets. Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers, and lowers maintenance expense. At December 31, 2020, the average age of our combined tractor fleet was 2.3 years, while our containers averaged 7.7 years of age and our trailers averaged 6.7 years. We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

Competition and the Industry

The freight transportation markets in which we operate are frequently referred to as highly fragmented and competitive. Our JBI segment competes with other intermodal marketing companies; other full-load carriers that utilize railroads for a portion of the transportation service; and, to a certain extent, some railroads directly. The diversified nature of the services provided by our DCS and FMS segments attracts competition from customers’ private fleets, other private fleet outsourcing companies, equipment leasing companies, local and regional delivery service providers, and some truckload carriers. Our ICS segment utilizes the fragmented nature of the truck industry and competes with other non-asset-based logistics companies and freight brokers, as well as full-load carriers. The full-load freight competition of our JBT segment includes thousands of carriers, many of which are very small. While we compete with a number of smaller carriers on a regional basis, only a limited number of companies represent competition in all markets across the country.

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

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm water. These laws and regulations have the effect of increasing the costs, risks and liabilities associated with our applicable operations. We are also subject to existing and potential future laws and regulations with regards to public policy on climate change. If current regulatory requirements become more stringent or new environmental laws and regulations regarding climate change are introduced, we could be required to make significant expenditures or abandon certain activities.

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

Risks Related to Our Industry

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

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2020, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected. We have policies in place for 2021 with substantially the same terms as our 2020 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage. We purchase insurance coverage for the amounts above which we are self-insured. If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

Risks Related to Our Business

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2020, our top 10 customers, based on revenue, accounted for approximately 37% of our revenue. One customer accounted for approximately 10% of our total revenue for the year ended December 31, 2020. Our JBI, ICS, and JBT segments typically do not have long-term contracts with their customers. While our DCS segment business may involve long-term written contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

We by the nature of our operations are exposed to the potential for a variety of litigation, including personal injury claims, vehicular collisions and accidents, alleged violations of federal and state labor and employment laws, such as class-action lawsuits alleging wage and hour violations and improper pay, commercial and contract disputes, cargo loss and property damage claims. While we purchase insurance coverage at levels we deem adequate, future litigation may exceed our insurance coverage or may not be covered by insurance. We accrue a provision for a litigation matter according to applicable accounting standards based on the ongoing assessment of the strengths and weaknesses of the litigation, its likelihood of success, and an evaluation of the possible range of loss. Our inability to defend ourselves against a significant litigation claim could have a material adverse effect on our financial results.

We rely significantly on our information technology systems, a disruption, failure or security breach of which could have a material adverse effect on our business.

We rely on information technology throughout all areas of our business to initiate, track, and complete customer orders; process financial and nonfinancial data; compile results of operations for internal and external reporting; and achieve operating efficiencies and growth. We have also invested significantly in the development of our Marketplace for J.B. Hunt 360° online freight matching platform, through which we are generating an increasing amount of revenue. Each of our information technology systems may be susceptible to various interruptions, including equipment or network failures, failed upgrades or replacement of software, user error, power outages, natural disasters, cyber-attacks, theft or misuse of data, terrorist attacks, computer viruses, hackers, or other security breaches. We have mitigated our exposure to these risks through the establishment and maintenance of technology security programs and disaster recovery plans, but these mitigating activities may not be sufficient. A significant disruption, failure or security breach in our information technology systems could have a material adverse effect on our business, which could include operational disruptions, loss of confidential information, external reporting delays or errors, legal claims, or damage to our business reputation. We also could experience an inability to keep pace with technological advances, resulting in our information technology platforms becoming obsolete or our competitors developing related or similar service offerings more effective than ours.

Acquisitions or business combinations may disrupt or have a material adverse effect on our operations or earnings.

A substantial portion of the growth of our FMS segment has resulted from strategic acquisitions, and our future growth strategy for FMS and possibly other operating segments may involve the acquisition of one or more businesses. We could have difficulty integrating acquired companies’ assets, personnel and operations with our own.  Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees, and increase our operating costs.  Acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the difficulty of integrating acquired companies and operations; potential disruption of our ongoing businesses and distraction of our management or the management of acquired companies; difficulties in maintaining controls, procedures and policies; potential impairment of relationships with employees and partners as a result of any integration of new management personnel; potential inability to manage an increased number of locations and employees; failure to realize expected efficiencies, synergies and cost savings; or the effect of any government regulations which relate to the businesses acquired.

Our business could be materially impacted if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition or business combination involving FMS or other segments, many of which cannot be presently identified.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our corporate headquarters in Lowell, Arkansas. In addition, we own or lease buildings in Lowell that we utilize for administrative support and warehousing. We also own or lease 50 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel, and employ personnel to support operations. These facilities vary in size from 2 to 39 acres. Each of our business segments utilizes these facilities. In addition, we have 120 leased or owned facilities in our FMS cross-dock and other delivery system networks, with the remaining three locations outsourced, and multiple leased or owned remote sales offices or branches in our ICS segment. We also own or lease multiple small facilities, offices, and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	499	1,078,000	188,000
Cross-dock and delivery system facilities	20	3,528,000	130,00
Corporate headquarters campus, Lowell, Arkansas	119	-	607,000
Branch sales offices	-	-	52,000
Other facilities, offices, and parking yards	409	117,000	262,000

ITEM 3. LEGAL PROCEEDINGS

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF. BNSF requested the same. In October 2019 the arbitrators issued a Final Award and we recorded pretax charges in the third quarter 2019 of $26.8 million related to certain charges claimed by BNSF and $17.4 million for legal fees, cost and interest claimed by BNSF, for a total of $44.2 million. On January 17, 2020, we filed under seal in the United States District Court for the Western District of Arkansas (the Arkansas Federal Court) a motion to confirm and enforce the Final Award, seeking the Court’s specific enforcement of certain confidential contractual rights the arbitrators decided in our favor. BNSF moved to confirm the Final Award in the United States District Court for the District of Columbia, but that requested relief was ultimately denied and dismissed as moot. During the first quarter 2020, we recorded an $8.2 million pretax charge resulting from an adjusted calculation of the revenue divisions owed to BNSF under the Final Award. On July 21, 2020, the Arkansas Federal Court granted our motion in part, entering a judgment confirming the arbitration awards. In a sealed opinion, the Court denied our request for additional enforcement relief but did not foreclose our right to pursue post-confirmation enforcement in court or in arbitration if warranted. We have filed an appeal with the United States Court of Appeals for the Eighth Circuit seeking review of the Arkansas Federal Court’s denial.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “JBHT.” At December 31, 2020, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued. We had 105.7 million and 106.2 million shares outstanding as of December 31, 2020 and 2019 respectively. On February 16, 2021, we had 988 stockholders of record of our common stock.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and any other factors the Board of Directors may deem relevant. On January 21, 2021, we announced an increase in our quarterly cash dividend from $0.27 to $0.28 per share, which was paid February 19, 2021, to stockholders of record on February 5, 2021. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended December 31, 2020:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
October 1 through October 31, 2020	143,912	$120.59	143,912	$503
November 1 through November 30, 2020	-	-	-	503
December 1 through December 31, 2020	-	-	-	503
Total	143,912	$120.59	143,912	$503

(1)

On April 20, 2017, our Board of Directors authorized the purchase of up to $500 million of our common stock. On January 22, 2020, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. This stock repurchase program has no expiration date.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of stockholders of our common stock with the cumulative total returns of the S&P 500 index and a customized peer group. The peer group consists of 14 companies: C.H. Robinson Worldwide Inc., CSX Corporation, Expeditors International of Washington Inc., Hub Group Inc., Kansas City Southern, Knight-Swift Transportation Holdings Inc., Norfolk Southern Corporation, Old Dominion Freight Line Inc., Republic Services Inc., Ryder System Inc., Schneider National Inc., Stericycle Inc., Waste Management Inc., and XPO Logistics Inc. The graph assumes the value of the investment in our common stock, in the index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2015 and tracks it through December 31, 2020. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31,
	2015	2016	2017	2018	2019	2020

J.B. Hunt Transport Services, Inc.	$100.00	$133.79	$160.01	$130.55	$165.49	$195.45
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	128.31	172.63	171.77	220.44	269.20

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data included elsewhere in this annual report.

(Dollars in millions, except per share amounts)

Earnings data for the years ended December 31,	2020	2019	2018	2017	2016
Operating revenues	$9,637	$9,165	$8,615	$7,190	$6,555
Operating income	713	734	681	624	721
Net earnings	506	516	490	686	432
Basic earnings per share	4.79	4.81	4.48	6.24	3.84
Diluted earnings per share	4.74	4.77	4.43	6.18	3.81
Cash dividends per share	1.08	1.04	0.96	0.92	0.88
Operating expenses as a percentage of operating revenues:
Rents and purchased transportation	51.4%	49.4%	51.5%	50.8%	49.7%
Salaries, wages and employee benefits	24.4	23.7	22.4	22.4	22.4
Depreciation and amortization	5.5	5.4	5.1	5.3	5.5
Fuel and fuel taxes	3.7	5.1	5.3	4.8	4.3
Operating supplies and expenses	3.5	3.6	3.5	3.6	3.6
General and administrative expenses, net of asset dispositions	1.8	2.1	1.8	1.8	1.3
Insurance and claims	1.4	1.7	1.5	1.7	1.2
Operating taxes and licenses	0.6	0.6	0.6	0.6	0.7
Communication and utilities	0.3	0.4	0.4	0.3	0.3
Total operating expenses	92.6	92.0	92.1	91.3	89.0
Operating income	7.4	8.0	7.9	8.7	11.0
Net interest expense	0.5	0.6	0.5	0.4	0.4
Earnings before income taxes	6.9	7.4	7.4	8.3	10.6
Income taxes	1.6	1.8	1.7	(1.2)	4.0
Net earnings	5.3%	5.6%	5.7%	9.5%	6.6%

Balance sheet data as of December 31,	2020	2019	2018	2017	2016
Working capital ratio	1.70	1.43	1.11	1.45	1.65
Total assets (millions)	$5,928	$5,471	$5,092	$4,465	$3,951
Stockholders’ equity (millions)	$2,600	$2,267	$2,101	$1,839	$1,414
Current portion of long-term debt (millions)	-	-	$251	-	-
Total debt (millions)	$1,305	$1,296	$1,149	$1,086	$986
Total debt to equity	0.50	0.57	0.55	0.59	0.70
Total debt as a percentage of total capital	33%	36%	35%	37%	41%

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2018, we were self-insured for $500,000 per occurrence for personal injury and property damage and self-insured for $100,000 per workers’ compensation claim. For 2019 and 2020, we were self-insured for $500,000 per occurrence for personal injury and property damage and fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2021 with substantially the same terms as our 2020 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2020, we had an accrual of approximately $257 million for estimated claims. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2020, we have recorded $304 million of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis, and trailers in connection with our business. This equipment may be purchased or acquired under lease agreements. In addition, we may rent revenue equipment from various third parties under short-term rental arrangements. Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairment to our assets at December 31, 2020.

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

	Percentage of Operating Revenues			Percentage Change Between Years
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating revenues	100.0%	100.0%	100.0%	5.1%	6.4%

Operating expenses:
Rents and purchased transportation	51.4	49.4	51.5	9.4	2.1
Salaries, wages and employee benefits	24.4	23.7	22.4	8.3	12.5
Depreciation and amortization	5.5	5.4	5.1	5.7	14.5
Fuel and fuel taxes	3.7	5.1	5.3	(22.8)	0.9
Operating supplies and expenses	3.5	3.6	3.5	0.4	9.7
General and administrative expenses, net of asset dispositions	1.8	2.1	1.8	(6.2)	17.6
Insurance and claims	1.4	1.7	1.5	(14.5)	21.5
Operating taxes and licenses	0.6	0.6	0.6	(1.8)	8.3
Communication and utilities	0.3	0.4	0.4	(3.7)	12.6
Total operating expenses	92.6	92.0	92.1	5.8	6.3
Operating income	7.4	8.0	7.9	(2.8)	7.8
Net interest expense	0.5	0.6	0.5	(11.0)	31.7
Earnings before income taxes	6.9	7.4	7.4	(2.2)	6.3
Income taxes	1.6	1.8	1.7	(2.8)	8.8
Net earnings	5.3%	5.6%	5.7%	(2.0)%	5.5%

2020 Compared With 2019

Consolidated Operating Revenues

Our total consolidated operating revenues increased 5.1% to $9.64 billion in 2020, compared to $9.17 billion in 2019, primarily due to increased ICS revenue per load, the December 2019 acquisition and new contractual business onboarded throughout 2020 in FMS, and increased load volumes in JBT and DCS. The increase in revenue was partially offset by a decrease in JBI revenue per load. Fuel surcharge revenues decreased 27.4% to $757 million in 2020, compared to $1.04 billion in 2019. If fuel surcharge revenues were excluded from both years, our 2020 revenue increased 9.3% over 2019.

Consolidated Operating Expenses

Our 2020 consolidated operating expenses increased 5.8% from 2019, while year-over-year revenue increased 5.1%, resulting in a 2020 operating ratio of 92.6% compared to 92.0% in 2019.

Rents and purchased transportation costs increased 9.4% in 2020, primarily due to increased load volume and third-party rail and truck purchased transportation rates in JBI and ICS and an increase in the use of third-party truck carriers by FMS and JBT during 2020, partially offset by JBI 2019 rail purchased transportation costs including a $26.8 million charge resulting from the issuance of an award regarding our arbitration with BNSF. Salaries, wages and employee benefit costs increased 8.3% in 2020 from 2019. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees as well as higher cost of employee group medical benefits compared to 2019. In addition, 2020 included a $12.3 million one-time COVID-19 related bonus paid to employee drivers and other key field personnel. Depreciation and amortization expense increased 5.7% in 2020, primarily due to equipment purchases related to new DCS long-term customer contracts and the addition of standard and specialized trailing equipment within our JBI segment.

Fuel and fuel taxes expense decreased 22.8% in 2020 compared with 2019, due primarily to a decrease in the price of fuel during 2020. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional, or local fuel prices. While these programs may address fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue. As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues. Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties. These payments are classified as purchased transportation expense.

Operating supplies and expenses were virtually flat in 2020 compared with 2019, driven primarily by higher operating supplies and building maintenance costs in response to COVID-19, increased toll costs, and higher equipment maintenance costs, offset by reduced travel and entertainment expenses. General and administrative expenses decreased 6.2% from 2019, primarily due to decreased professional fees, lower advertising costs, lower driver hiring expenses and, decreased net loss from the sale or disposal of assets, partially offset by increased technology spend on the J.B. Hunt 360° platform and legacy system upgrades, higher bad debt expenses, and increased building rental expenses. Additionally, net losses from sale or disposal of assets were $4.4 million in 2020, compared to net losses of $13.1 million in 2019. Insurance and claims expense decreased 14.5% in 2020, primarily due to the absence of a $20 million FMS claim settlement charge and $17.4 million in reserve charges in 2019 for arbitration related legal fees, cost and interest claimed by BNSF, partially offset by an increase in insurance premiums in 2020.

Net interest expense for 2020 decreased by 11.0% compared with 2019, due to lower effective interest rates on our debt. Income tax expense decreased 2.8% in 2020, due primarily to decreased taxable earnings in 2020. Our effective income tax rate was 24.0% in 2020 and 24.2% in 2019.

Segments

We operated five business segments during calendar year 2020. The operation of each of these businesses is described in our Notes to Consolidated Financial Statements. The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment
	Years Ended December 31, (in millions)
	2020	2019	2018
JBI	$4,675	$4,745	$4,717
DCS	2,196	2,128	1,788
ICS	1,658	1,348	1,335
FMS	689	567	375
JBT	463	389	417
Total segment revenues	9,681	9,177	8,632
Intersegment eliminations	(44)	(12)	(17)
Total	$9,637	$9,165	$8,615

	Operating Income by Segment
	Years Ended December 31, (in millions)
	2020	2019	2018
JBI	$428	$447	$401
DCS	314	278	195
ICS	(45)	(11)	50
FMS	(1)	(9)	(2)
JBT	17	29	37
Total	$713	$734	$681

Operating Data by Segment

	Years Ended December 31,
	2020	2019	2018
JBI
Loads	2,019,391	1,979,169	2,049,014
Average length of haul (miles)	1,690	1,679	1,648
Revenue per load	$2,315	$2,397	$2,302
Average tractors during the period(1)	5,530	5,635	5,551
Tractors (end of period)	5,663	5,559	5,650
Trailing equipment (end of period)	98,689	96,743	94,902
Average effective trailing equipment usage	90,514	86,836	88,739

DCS
Loads	3,676,212	3,353,553	2,728,683
Average length of haul (miles)	160	168	177
Revenue per truck per week(2)	$4,373	$4,378	$4,272
Average trucks during the period(3)	9,743	9,471	8,130
Trucks (end of period)	9,911	9,779	8,929
Trailing equipment (end of period)	27,290	27,015	25,721

ICS
Loads	1,265,897	1,243,992	1,234,632
Revenue per load	$1,310	$1,084	$1,081
Gross profit margin	9.9%	13.1%	15.4%
Employee count (end of period)	1,011	1,213	1,142
Approximate number of third-party carriers (end of period)	100,200	84,400	73,100
Marketplace for J.B. Hunt 360° revenue (millions)	$1,142.2	$839.8	$557.8

FMS
Stops	5,771,533	4,432,591	2,162,040
Average trucks during the period(3)	1,405	1,254	1,134

JBT
Loads	406,550	346,459	355,038
Loaded miles (000)	171,141	143,511	151,322
Nonpaid empty mile percentage	18.8%	18.9%	16.7%
Revenue per tractor per week(2)	$3,978	$3,917	$4,148
Average tractors during the period(1)	1,837	1,958	1,990
Tractors (end of period)
Company-owned	798	845	1,139
Independent contractor	971	986	973
Total tractors	1,769	1,831	2,112
Trailers (end of period)	8,567	6,975	6,800

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue decreased 1% to $4.68 billion in 2020, from $4.74 billion in 2019. This decrease in revenue was primarily a result of a 3% decrease in revenue per load, which is the combination of changes in freight mix, customer rates, and fuel surcharge revenue, partially offset by a 2% increase in load volume. Eastern network load volumes decreased 1% and transcontinental loads increased 4% compared to 2019. Average length of haul increased 1% in 2020 when compared to 2019. Revenue per load excluding fuel surcharges increased approximately 1% compared to 2019.

Operating income of the JBI segment decreased to $428 million in 2020, from $447 million in 2019. Benefits from increased load volume in 2020 were more than offset by higher rail purchased transportation costs, COVID-19 related network inefficiencies, higher personnel costs, which included a one-time COVID-19 related bonus paid to employee drivers and other key field personnel, and higher dray costs resulting from disruptions in rail capacity and a constricted labor and truck capacity environment. Operating income for JBI in 2019 was impacted by a $26.8 million charge to rail purchase transportation expense resulting from the issuance of a final award regarding our arbitration with BNSF and a $17.4 million charge to insurance and claims expense, for arbitration related legal fees, cost and interest claimed by BNSF.

DCS Segment

DCS segment revenue increased 3% to $2.20 billion in 2020, from $2.13 billion in 2019. Productivity, defined as revenue per truck per week, remained flat when compared to 2019. Productivity excluding fuel surcharge revenue increased 2% from 2019. The increase in productivity was primarily a result of better utilization of assets between customer accounts, contracted customer rate increases, and increased customer supply chain fluidity. Customer retention rates remain above 98%.

Operating income of our DCS segment increased to $314 million in 2020, from $278 million in 2019. The increase is primarily due to increased fleet productivity, the absence of significant new customer implementation costs throughout the majority of the year, lower driver related turnover costs, and lower travel and entertainment expenses. Operating income was partially offset by higher non-driver personnel costs, a one-time COVID-19 related bonus and higher equipment ownership costs when compared to 2019.

ICS Segment

ICS segment revenue increased 23% to $1.66 billion in 2020, from $1.35 billion in 2019. Overall volumes increased 2%, with truckload volumes increasing 15% when compared to 2019. Revenue per load increased 21% when compared to 2019 primarily due to customer mix changes and higher spot and contractual pricing. Contractual business was approximately 60% of the total load volume and 43% of the total revenue in the 2020, compared to 65% of the total load volume and 49% of the total revenue in 2019.

ICS segment incurred an operating loss of $45 million in 2020, compared to operating loss of $11 million in 2019. The increase in operating loss was primarily due to lower gross profit margins and increased technology spending as the Marketplace for J.B. Hunt 360° continues to expand in functionality and capacity. Gross profit margin decreased to 9.9% in the current year versus 13.1% last year primarily due to a more competitive pricing environment and constricted supply dynamics compared to 2019. Approximately $1.14 billion of ICS revenue for 2020 was executed through the Marketplace for J.B. Hunt 360° compared to $840 million in 2019. ICS’s carrier base increased 19%, and the employee count decreased 17% when compared to 2019.

FMS Segment

FMS revenue increased 22% to $689 million in 2020 from $567 million in 2019, primarily due to two business acquisitions completed in 2019 and an increase in new customer contracts throughout 2020, partially offset by the temporary suspension of operations at various customer sites in 2020 as a result of the effects of the COVID-19 pandemic. Stop count for 2020 increased 30%, and productivity, defined as revenue per stop, decreased 7% compared to 2019. The reduction in productivity was primarily due to a change in the mix of service methods to a more asset-light model resulting from the 2019 business acquisitions and a shift in the mix of services provided during 2020 as customers were affected by COVID-19 within our FMS network.

FMS segment had an operating loss of $1 million in 2020 compared to an operating loss of $9 million in 2019. The current period operating loss was primarily due to increased costs to expand and improve, through service quality performance controls, the FMS network, lost revenue resulting from the temporary suspension of operations at several customer sites in response to COVID-19, higher bad debt expense, higher personnel costs, which included a one-time COVID-19 related bonus, higher COVID-19 related operating supplies expense an increase in noncash amortization expense attributable to the 2019 business acquisitions. FMS segment operating loss for 2019 included a $20 million insurance claim settlement charge.

JBT Segment

JBT segment revenue increased 19% to $463 million in 2020, from $389 million in 2019. Excluding fuel surcharges, revenue for 2020 increased 23% compared to 2019, primarily due to a 17% increase in load volume and a 5% increase in revenue excluding fuel surcharge revenue per load compared to 2019. The 2020 growth in load count was partially due to the continued expansion of 360box which leverages the J.B. Hunt 360° platform. At the end of 2020, JBT operated 1,769 tractors and 8,567 trailers compared to 1,831 and 6,975 at the end of 2019.

JBT segment had operating income of $17 million in 2020 compared with $29 million in 2019. The decrease in operating income was driven primarily by higher purchased transportation expense and higher non-driver personnel cost and technology modernization expenses for the continued expansion of 360box compared to 2019.

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

DCS Segment

DCS segment revenue increased 19% to $2.13 billion in 2019, from $1.79 billion in 2018. Productivity, defined as revenue per truck per week, increased 2% when compared to 2018. Productivity excluding fuel surcharge revenue increased 3% from 2018. The increase in productivity was primarily a result of better integration of assets between customer accounts, customer rate increases, and increased customer supply chain fluidity during 2019 compared to 2018. DCS ended 2019 with a net additional 850 revenue-producing trucks when compared to 2018. Approximately 69% of these additions represent private fleet conversion. Customer retention rates for 2019 remained above 98%.

Operating income of our DCS segment increased to $278 million in 2019, from $195 million in 2018. The increase is primarily due to increased productivity and additional trucks under contract, partially offset by increased driver wages and recruiting costs, higher non-driver personnel costs, and higher equipment ownership costs compared to 2018.

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

ICS segment incurred an operating loss of $11 million in 2019, compared to operating income of $50 million in 2018. The decrease in operating income was primarily due to lower gross profit margins, increased expenses to expand capacity and functionality of the Marketplace for J.B. Hunt 360°, higher personnel costs, and increased digital marketing expenses. Gross profit margin decreased to 13.1% in the current year versus 15.4% last year primarily due to weaker spot market activity and lower contractual rates on committed business compared to 2018. Approximately $840 million of ICS revenue for 2019 was executed through the Marketplace for J.B. Hunt 360° compared to $558 million in 2018. ICS’s carrier base increased 15%, and the employee count increased 6% when compared to 2018.

FMS Segment

FMS revenue increased 51% to $567 million in 2019 from $375 million in 2018, primarily due to the business acquisition completed in the first quarter of 2019 and an increase in new customer contracts throughout 2019. Stop count for 2019 increased 105%, while productivity, defined as revenue per stop, decreased 26% compared to 2018. The reduction in productivity was primarily due to a change in the mix of service methods to a more asset-light model resulting from the 2019 business acquisition.

FMS segment had an operating loss of $9 million in 2019 compared to an operating loss of $2 million in 2018. The benefit of increased revenue was more than offset by higher insurance and claims costs, which included a $20 million insurance claim charge in 2019, higher costs from the expanded FMS network and additional non-cash amortization expense of $3.8 million compared to 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities remained virtually flat totaling $1.12 billion in 2020, compared to $1.10 billion in 2019, due to the timing of general working capital activities, offset by the decrease in earnings.

Net cash used in investing activities totaled $613 million in 2020, compared with $804 million in 2019. The decrease resulted primarily from a decrease in equipment purchases, net of proceeds from the sale of equipment, in 2020 and from 2019 including the completion of two business acquisitions.

Net cash used in financing activities was $232 million in 2020, compared with $267 million in 2019. This decrease resulted primarily from a decrease in treasury stock purchased in 2020. In addition, net cash used in financing activities for 2019 included the full retirement of our $250 million of 2.40% senior notes that matured in March 2019, partially offset by our issuance of $700 million of 3.875% senior notes due March 2026.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and other factors the Board of Directors may deem relevant. We paid a $0.24 per share quarterly dividend in 2018, a $0.26 per share quarterly dividend in 2019, and a $0.27 per share quarterly dividend in 2020. On January 21, 2021, we announced an increase in our quarterly cash dividend from $0.27 to $0.28 per share, which was paid February 19, 2021, to stockholders of record on February 5, 2021. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment as well as periodic business acquisitions. We are frequently able to accelerate or postpone a portion of equipment replacements or other capital expenditures depending on market and overall economic conditions. During 2020, we postponed a portion of our equipment purchases in order to increase our available cash in light of the economic disruption and uncertainty resulting from COVID-19. In recent years, we have obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment. During the fourth quarter of 2020, we completed a business acquisition. See Note 12, Acquisition, in the Notes to Consolidated Financial Statements for further discussion. We used our existing cash to finance this transaction and to provide any necessary liquidity for current and future operations.

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. Should COVID-19 related economic conditions warrant, we believe we have sufficient credit resources available to meet our near and long-term operating and capital needs. At December 31, 2020, we had a cash balance of $313 million and we had no outstanding balance on our revolving line of credit, which authorizes us to borrow up to $750 million under a senior revolving line of credit, and is supported by a credit agreement with a group of banks that expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.

We are continually evaluating the possible effects of current economic conditions and reasonable and supportable economic forecasts on operational cash flows, including the risks of declines in the overall freight market and our customers' liquidity and ability to pay. We regularly monitor working capital and maintain frequent communication with our customers, suppliers and service providers. During 2020, operational cost reduction activities consisted primarily of canceling non-essential travel and hiring activities and the delay of other discretionary spending, which we will continue to do as necessary. A large portion of our cost structure is variable. Purchased transportation expense represents more than half of our total costs but is heavily tied to load volumes. Our second largest cost item is salaries and wages, the largest portion of which is driver pay, which includes a large variable component. Currently, we have made no adjustments to our costs that we consider more fixed in nature. However, we continue to monitor the environment and are prepared to adjust if necessary.

Our senior notes consist of three separate issuances. The first is $250 million of 3.85% senior notes due March 2024, which was issued in March 2014. Interest payments under this note are due semiannually in March and September of each year, beginning September 2014. The second is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under this note are due semiannually in February and August of each year, beginning February 2016. The third is $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under this note are due semiannually in March and September of each year, beginning September 2019. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. We currently have an interest rate swap agreement which effectively convert our $350 million of 3.30% fixed-rate senior notes due August 2022 to a variable rate, resulting in an interest rates of 1.58% at December 31, 2020. The applicable interest rate under this swap agreement is based on LIBOR plus an established margin.

Our financing arrangements require us to maintain certain covenants and financial ratios. At December 31, 2020, we were well above compliance with all covenants and financial ratios, and we fully intend and expect to emerge from the current COVID-19 related economic environment with our investment-grade rating intact.

We are currently committed to spend a total of approximately $1.12 billion, net of proceeds from sales or trade-ins, during 2021 and 2022, which is primarily related to the acquisition of tractors, containers, chassis, and other trailing equipment.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $1.12 billion, as of December 31, 2020.

Contractual Obligations and Commitments

The following table summarizes our expected obligations and commitments (in millions) as of December 31, 2020:

	Total	2021	2022-2023	2024-2025	2026 and thereafter
Operating leases	$144.9	$49.1	$61.5	$18.8	$15.5
Long-term debt obligations	1,300.0	-	350.0	250.0	700.0
Interest payments on debt (1)	180.6	42.3	77.1	56.7	4.5
Commitments to acquire revenue equipment and facilities	1,123.0	774.0	349.0	-	-
Total	$2,748.5	$865.4	$837.6	$325.5	$720.0

(1) Interest payments on debt are based on the debt balance and applicable rate at December 31, 2020.

We had standby letters of credit outstanding of approximately $3.8 million at December 31, 2020, that expire at various dates in 2021, which are related to certain operating agreements and our self-insured retention levels for casualty claims. We plan to renew these letters of credit in accordance with our third-party agreements. The table above excludes $71.7 million of liabilities related to uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the ultimate timing of settlement. See Note 7, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

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

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2020. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases. As of December 31, 2020, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and reports thereon of our independent registered public accounting firm as specified by this Item are presented following Item 15 of this report and include:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Earnings for years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Cash Flows for years ended December 31, 2020, 2019, and 2018

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein (following Item 15).

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2021.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2020, information about compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,679,071	$- (2)	5,120,327

(1)	We have no equity compensation plans that are not approved by security holders.

(2)

Currently, only restricted share units remain outstanding under our equity compensation plan. Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis and, accordingly, do not include an exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Financial Statements
The financial statements included in Item 8 above are filed as part of this annual report.

(2)	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Other Receivables for the Years Ended:	Balance at Beginning of Year	Charged to Expense	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2018	15.9	8.9	(0.9)	23.9
December 31, 2019	23.9	2.8	(13.4)	13.3
December 31, 2020	13.3	5.6	(0.5)	18.4

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

3.2	Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated April 23, 2015 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed April 27, 2015)

4.1	Description of Capital Stock of J.B. Hunt Transport Services, Inc.

4.2	Indenture (incorporated by reference from Exhibit 4.1 of the Company’s registration statement on Form S-3ASR (File No. 333-169365), filed September 14, 2010)

4.3	Third Supplemental Indenture (incorporated by reference from Exhibit 4.4 of the Company’s current report on Form 8-K, filed March 6, 2014)

4.4	Fourth Supplemental Indenture (incorporated by reference from Exhibit 4.3 of the Company’s current report on Form 8-K, filed August 6, 2015)

4.5	Base Indenture, dated as of March 1, 2019 (incorporated by reference from Exhibit 4.1 of the Company’s current report on Form 8-K, filed March 1, 2019)

4.5	First Supplemental Indenture, dated as of March 1, 2019 (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed March 1, 2019)

10.1	Third Amended and Restated Management Incentive Plan (incorporated by reference from Appendix A of the Company’s definitive proxy statement on Schedule 14A, filed March 9, 2017)

10.2

Amendment to J.B. Hunt Transport Services, Inc. Third Amended and Restated Management Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed April 22, 2019)

10.3	Summary of Compensation Arrangements with Named Executive Officers for 2020 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K/A, filed February 3, 2020)

10.4	Summary of Compensation Arrangements with Named Executive Officers for 2021 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed January 25, 2021)

10.5*	Executive Retirement Agreement with David G. Mee, dated February 6, 2020 (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed February 10, 2020)

10.6*	Executive Retirement Agreement with Terrance D. Matthews, dated February 6, 2020 (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed February 10, 2020)

10.7	Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed September 28, 2018)

10.8	First Amendment to Credit Agreement, dated as of March 1, 2019 (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed March 1, 2019)

21.1	Subsidiaries of J.B. Hunt Transport Services, Inc.

22.1	List of Guarantor Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 22nd day of February 2021.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 22nd day of February 2021, on behalf of the registrant and in the capacities indicated.

/s/ John N. Roberts, III	President and Chief Executive Officer, Member
John N. Roberts, III	of the Board of Directors
(Principal Executive Officer)

/s/ John Kuhlow	Chief Financial Officer,
John Kuhlow	Executive Vice President
(Principal Financial and Accounting Officer)

/s/ Kirk Thompson	Chairman of the Board of Directors
Kirk Thompson

/s/ James L. Robo	Member of the Board of Directors
James L. Robo	(Lead Director)

/s/ Douglas G. Duncan	Member of the Board of Directors
Douglas G. Duncan

/s/ Francesca M. Edwardson	Member of the Board of Directors
Francesca M. Edwardson

/s/ Wayne Garrison	Member of the Board of Directors
Wayne Garrison

/s/ Sharilyn S. Gasaway	Member of the Board of Directors
Sharilyn S. Gasaway

/s/ Gary C. George	Member of the Board of Directors
Gary C. George

/s/ J. Bryan Hunt, Jr.	Member of the Board of Directors
J. Bryan Hunt, Jr.

/s/ Gale V. King	Member of the Board of Directors
Gale V. King

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

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, we believe that as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. Ernst & Young LLP’s report on internal control over financial reporting is included herein.

/s/ John N. Roberts, III	/s/ John Kuhlow
John N. Roberts, III	John Kuhlow
President and Chief Executive Officer	Chief Financial Officer,
(Principal Executive Officer)	Executive Vice President
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of J.B. Hunt Transport Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2021, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Claims Accruals

Description of the Matter

At December 31, 2020, the Company’s aggregate claims accrual was $257 million, which is primarily related to casualty and workers’ compensation claims, inclusive of amounts expected to be paid by the Company’s insurers above its self-insured retention limits. As explained in Note 2 of the financial statements, the Company recognizes a liability at the time of the incident based upon the nature and severity of the claim and analyses provided by third-party claims administrators. The Company uses an actuarial method to develop currently known claim information to derive an estimate of the ultimate claim liability to account for estimated incurred but not reported losses (“IBNR”).

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

February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of J.B. Hunt Transport Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited J.B. Hunt Transport Services, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, J.B. Hunt Transport Services, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) of the Company and our report dated February 22, 2021, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Rogers, Arkansas

February 22, 2021

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Balance Sheets
December 31, 2020 and 2019
(in thousands, except share data)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$313,302	$35,000
Trade accounts receivable, net	1,124,403	1,011,829
Other receivables	185,849	230,331
Inventories	23,804	21,106
Prepaid expenses	194,759	183,033
Total current assets	1,842,117	1,481,299
Property and equipment, at cost:
Revenue and service equipment	4,991,662	4,837,747
Land	62,145	58,692
Structures and improvements	307,869	302,184
Software, office equipment and furniture	547,034	442,183
Total property and equipment	5,908,710	5,640,806
Less accumulated depreciation	2,219,816	2,019,940
Net property and equipment	3,688,894	3,620,866
Goodwill	105,367	96,326
Other intangible assets, net	106,755	106,506
Other assets	185,215	165,857
Total assets	$5,928,348	$5,470,854

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$587,510	$602,601
Claims accruals	276,056	279,590
Accrued payroll and payroll taxes	130,943	68,220
Other accrued expenses	90,294	85,355
Total current liabilities	1,084,803	1,035,766
Long-term debt	1,305,424	1,295,740
Other long-term liabilities	245,961	173,241
Deferred income taxes	692,022	699,078
Total liabilities	3,328,210	3,203,825
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2020 and 2019, of which 105,653,644 and 106,212,908 shares were outstanding at December 31, 2020 and 2019, respectively)	1,671	1,671
Additional paid-in capital	408,244	374,049
Retained earnings	4,984,739	4,592,938
Treasury stock, at cost (61,445,788 shares at December 31, 2020, and 60,886,524 shares at December 31, 2019)	(2,794,516)	(2,701,629)
Total stockholders’ equity	2,600,138	2,267,029

Total liabilities and stockholders' equity	$5,928,348	$5,470,854

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Earnings
Years Ended December 31, 2020, 2019 and 2018
(in thousands, except per share amounts)

	2020	2019	2018

Operating revenues, excluding fuel surcharge revenues	$8,879,653	$8,122,600	$7,557,648
Fuel surcharge revenues	756,920	1,042,658	1,057,226
Total operating revenues	9,636,573	9,165,258	8,614,874
Operating expenses:
Rents and purchased transportation	4,954,123	4,528,812	4,434,540
Salaries, wages and employee benefits	2,347,716	2,167,851	1,926,213
Depreciation and amortization	527,375	499,145	435,893
Fuel and fuel taxes	357,483	463,195	459,011
Operating supplies and expenses	334,350	333,113	303,529
General and administrative expenses, net of asset dispositions	180,083	191,933	163,270
Insurance and claims	134,482	157,251	129,406
Operating taxes and licenses	54,331	55,336	51,080
Communication and utilities	33,511	34,797	30,911
Total operating expenses	8,923,454	8,431,433	7,933,853
Operating income	713,119	733,825	681,021
Interest income	486	1,754	224
Interest expense	47,580	54,684	40,427
Earnings before income taxes	666,025	680,895	640,818
Income taxes	159,990	164,575	151,233
Net earnings	$506,035	$516,320	$489,585
Weighted average basic shares outstanding	105,700	107,329	109,375
Basic earnings per share	$4.79	$4.81	$4.48
Weighted average diluted shares outstanding	106,766	108,307	110,428
Diluted earnings per share	$4.74	$4.77	$4.43
Dividends declared per common share	$1.08	$1.04	$0.96

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2020, 2019 and 2018
(in thousands, except per share amounts)

		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
Balances at December 31, 2017	$1,671	$310,811	$3,803,844	$(2,277,001)	$1,839,325
Comprehensive income:
Net earnings	-	-	489,585	-	489,585
Cash dividend declared and paid ($0.96 per share)	-	-	(104,994)	-	(104,994)
Purchase of treasury shares	-	-	-	(150,338)	(150,338)
Share-based compensation	-	47,369	-	-	47,369
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(17,723)	-	(1,840)	(19,563)

Balances at December 31, 2018	$1,671	$340,457	$4,188,435	$(2,429,179)	$2,101,384
Comprehensive income:
Net earnings	-	-	516,320	-	516,320
Cash dividend declared and paid ($1.04 per share)	-	-	(111,817)	-	(111,817)
Purchase of treasury shares	-	-	-	(275,657)	(275,657)
Share-based compensation	-	53,324	-	-	53,324
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(19,732)	-	3,207	(16,525)

Balances at December 31, 2019	$1,671	$374,049	$4,592,938	$(2,701,629)	$2,267,029
Comprehensive income:
Net earnings	-	-	506,035	-	506,035
Cash dividend declared and paid ($1.08 per share)	-	-	(114,234)	-	(114,234)
Purchase of treasury shares	-	-	-	(92,548)	(92,548)
Share-based compensation	-	60,698	-	-	60,698
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(26,503)	-	(339)	(26,842)

Balances at December 31, 2020	$1,671	$408,244	$4,984,739	$(2,794,516)	$2,600,138

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018
(in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net earnings	$506,035	$516,320	$489,585
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	527,375	499,145	435,893
Noncash lease expense	45,985	39,517	-
Share-based compensation	60,698	53,324	47,369
Loss on sale of revenue equipment and other	4,389	13,057	12,107
Deferred income taxes	(7,056)	55,617	101,591
Changes in operating assets and liabilities:
Trade accounts receivable	(109,758)	50,310	(130,931)
Income taxes receivable or payable	57,851	41,447	(41,071)
Other current assets	(18,038)	(4,975)	(6,133)
Trade accounts payable	(5,482)	(85,327)	98,037
Claims accruals	(9,072)	(20,727)	21,580
Accrued payroll and other accrued expenses	69,932	(59,361)	59,814
Net cash provided by operating activities	1,122,859	1,098,347	1,087,841
Cash flows from investing activities:
Additions to property and equipment	(738,545)	(854,115)	(995,650)
Proceeds from sale of equipment	137,776	165,918	110,165
Business acquisition	(12,136)	(115,654)	-
Change in other assets	(52)	(111)	(1,288)
Net cash used in investing activities	(612,957)	(803,962)	(886,773)
Cash flows from financing activities:
Proceeds from long-term debt	-	700,000	-
Payments on long-term debt	-	(250,000)	-
Proceeds from revolving lines of credit and other	222,124	1,591,014	3,204,715
Payments on revolving lines of credit and other	(220,100)	(1,904,000)	(3,137,900)
Purchase of treasury stock	(92,548)	(275,657)	(150,338)
Stock repurchased for payroll taxes and other	(26,842)	(16,525)	(19,563)
Dividends paid	(114,234)	(111,817)	(104,994)
Net cash used in financing activities	(231,600)	(266,985)	(208,080)
Net increase/(decrease) in cash and cash equivalents	278,302	27,400	(7,012)
Cash and cash equivalents at beginning of year	35,000	7,600	14,612
Cash and cash equivalents at end of year	$313,302	$35,000	$7,600
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$48,351	$46,721	$39,901
Income taxes	$95,454	$71,681	$83,822
Noncash investing activities
Accruals for equipment received	$12,533	$25,505	$49,390

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

J.B. Hunt Transport Services, Inc. is one of the largest surface transportation and delivery service companies in North America. We operate five distinct, but complementary, business segments and provide a wide range of general and specifically tailored freight and logistics services to our customers. We generate revenues from the actual movement of freight from shippers to consignees, customized labor and delivery services, and serving as a logistics provider by offering or arranging for others to provide the transportation service. Unless otherwise indicated by the context, “we,” “us,” “our” and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

Our Consolidated Financial Statements include all of our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. J.B. Hunt Transport Services, Inc. is a parent-level holding company with no significant assets or operations. J.B. Hunt Transport, Inc. is a wholly owned subsidiary of J.B. Hunt Transport Services, Inc. and is the primary operating subsidiary. All other subsidiaries of J.B. Hunt Transport Services, Inc. are insignificant.

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts is calculated over the life of the underlying receivable and is based on historical experience; any known trends or uncertainties related to customer billing and account collectability; current economic conditions; and reasonable and supportable economic forecasts, each applied to segregated risk pools based on the business segment that generated the receivable. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts for our trade accounts receivable was $18.4 million at December 31, 2020 and $13.3 million at December 31, 2019. During 2020, the allowance for uncollectible accounts increased by $5.6 million and was reduced $0.5 million by write-offs.

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

At December 31, 2020 and 2019, we had no available-for-sale securities. See Note 8, Employee Benefit Plans, for a discussion of our trading securities.

Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 4 to 10 years for tractors, 7 to 20 years for trailing equipment, 10 to 40 years for structures and improvements, 3 to 7 years for computer hardware and software, and 3 to 10 years for furniture and other office equipment. Salvage values are typically 10% to 30% of original cost for tractors and trailing equipment and reflect any agreements with tractor suppliers for residual or trade-in values for certain new equipment. We periodically review these useful lives and salvage values. We capitalize tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service. Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition and are classified in general and administrative expenses, net of asset dispositions in the Consolidated Statements of Earnings.

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

Our revenue is earned through the service offerings of our five reportable business segments. See Note 14, Business Segments, for revenue reported by segment. All revenue transactions between reporting segments are eliminated in consolidation.

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

Final Mile Services® (FMS) - FMS provides final-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfilment and retail-pooling distributions services. FMS operations usually include formal, written agreements or contracts that govern services performed and applicable rates.

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

	Years ended December 31,
	2020	2019	2018
Weighted average shares outstanding – basic	105,700	107,329	109,375
Effect of common stock equivalents	1,066	978	1,053
Weighted average shares outstanding – diluted	106,766	108,307	110,428

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For each of the years ended December 31, 2020, 2019, and 2018, our top 10 customers, based on revenue, accounted for approximately 37%, 32%, and 30% of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 37% and 34% of our total trade accounts receivable at December 31, 2020 and 2019, respectively. One customer accounted for approximately 10%, 8%, and 6% of our total revenue for the years ended December 31, 2020, 2019, and 2018, respectively. With the exception of FMS and JBT, each of our three remaining business segments conducts business with this customer.

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2018, we were self-insured for $500,000 per occurrence for personal injury and property damage and self-insured for $100,000 per workers’ compensation claim. For 2019 and 2020, we were self-insured for $500,000 per occurrence for personal injury and property damage and fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2021 with substantially the same terms as our 2020 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2020 and 2019, we had an accrual of approximately $257 million and $263 million, respectively, for estimated claims, which are recorded in claims accruals in our Consolidated Balance Sheets. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2020 and 2019, we have recorded $304 million and $281 million, respectively, of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums. Of these total asset balances, $167 million and $157 million have been included in other receivables, with the remaining balance included in prepaid expenses in our Consolidated Balance Sheets at December 31, 2020 and 2019, respectively.

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

Accounting Pronouncements Adopted in 2020

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

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	December 31,
	2020	2019
Senior notes	1,305.4	1,295.7

Aggregate maturities of long-term debt subsequent to December 31, 2020, are as follows: $361.3 million in 2022, $249.1 in 2024, and $695.0 million thereafter.

Senior Revolving Line of Credit

At December 31, 2020, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2020, we had no outstanding borrowings under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2020.

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

We entered into a receive fixed-rate and pay variable-rate interest rate swap agreement simultaneously with the issuance of our $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amount of this interest rate swap agreement equals that of the corresponding fixed-rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.58% for our $350 million of 3.30% senior notes at December 31, 2020. The swap expires when the corresponding senior notes are due. The fair value of this swap is recorded in other assets in our Consolidated Balance Sheet at December 31, 2020. See Note 9, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of this interest rate swap recorded in earnings is offset by a corresponding change in the fair value of the related debt.

5.	Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2020 or 2019. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders. On January 21, 2021, we announced an increase in our quarterly cash dividend from $0.27 to $0.28 per share, which was paid February 19, 2021, to stockholders of record on February 5, 2021. At December 31, 2020, we had 1.7 million shares of common stock to be issued upon the vesting of equity awards and 5.1 million shares reserved for future issuance pursuant to share-based payment plans. During calendar year 2020, we purchased approximately 942,000 shares, or $92.5 million, of our common stock in accordance with plans authorized by our Board. At December 31, 2020, we had $503 million available under an authorized plan to purchase our common stock.

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

We account for our restricted share units and performance share units in accordance with current accounting standards for share-based payments. These standards require that the cost of all share-based payments to employees be recognized in our Consolidated Financial Statements based on the grant date fair value of those awards. This cost is recognized over the period for which an employee is required to provide service in exchange for the award, subject to the attainment of performance metrics established for performance share units. The quantity of performance share units for which it is probable that the performance conditions will be achieved is estimated each reporting period, with any necessary adjustments recorded as a cumulative cost adjustment in the current period. Share-based compensation expense is recorded in salaries, wages, and employee benefits in our Consolidated Statements of Earnings, along with other compensation expenses to employees. The following table summarizes the components of our share-based compensation program expense (in thousands):

	Years ended December 31,
	2020	2019	2018
Restricted share units
Pretax compensation expense	$47,044	$38,632	$32,797
Tax benefit	11,300	9,337	7,740
Restricted share units, net of tax	$35,744	$29,295	$25,057
Performance share units
Pretax compensation expense	$13,654	$14,692	$14,572
Tax benefit	3,280	3,551	3,439
Performance share awards, net of tax	$10,374	$11,141	$11,133

A summary of our restricted share units and performance share units is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	1,242,528	$74.71
Granted	370,669	119.82
Vested	(337,512)	79.02
Forfeited	(29,850)	83.69
Unvested at December 31, 2018	1,245,835	$86.80
Granted	440,255	99.60
Vested	(341,218)	85.61
Forfeited	(31,454)	93.91
Unvested at December 31, 2019	1,313,418	$91.22
Granted	511,859	110.49
Vested	(457,437)	93.78
Forfeited	(22,694)	102.03
Unvested at December 31, 2020	1,345,146	$97.22

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	328,187	$71.68
Granted	150,763	122.57
Vested	(118,438)	69.29
Forfeited	-	-
Unvested at December 31, 2018	360,512	$93.74
Granted	142,156	98.58
Vested	(127,140)	93.46
Forfeited	-	-
Unvested at December 31, 2019	375,528	$95.67
Granted	202,023	112.87
Vested	(145,038)	89.75
Forfeited	(98,588)	110.19
Unvested at December 31, 2020	333,925	$109.57

At December 31, 2020, we had $64.5 million and $17.1 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately 3.0 years for restricted share units and 2.9 years for performance share units.

The aggregate intrinsic value of restricted and performance share units vested during the years ended December 31, 2020, 2019, and 2018, was $73.0 million, $47.0 million, and $55.1 million, respectively. The aggregate intrinsic value of unvested restricted and performance share units was $229.4 million at December 31, 2020. The total fair value of shares vested for restricted and performance share units during the years ended December 31, 2020, 2019, and 2018, was $56.3 million, $41.1 million, and $35.0 million, respectively.

7.	Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2020	2019	2018
Current:
Federal	$138,952	$87,977	$22,904
State and local	28,094	20,981	26,738
	167,046	108,958	49,642
Deferred:
Federal	(2,392)	51,229	97,670
State and local	(4,664)	4,388	3,921
	(7,056)	55,617	101,591
Total tax expense/(benefit)	$159,990	$164,575	$151,233

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 21% as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Income tax at federal statutory rate	$139,865	$142,988	$134,572
State tax, net of federal effect	20,071	19,293	24,627
Federal tax reform	-	-	(3,219)
Benefit of stock compensation	(3,503)	(1,238)	(4,919)
199/R&D credit	-	(200)	1,000
Nondeductible meals and entertainment	1,344	1,688	1,071
Change in effective state tax rate, net of federal benefit	98	1,562	(1,469)
Other, net	2,115	482	(430)
Total tax expense	$159,990	$164,575	$151,233

Income taxes receivable was $3.1 million and $60.9 million at December 31, 2020 and 2019, respectively. These amounts have been included in other receivables in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019, are presented below (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Insurance accruals	$24,304	$27,180
Allowance for doubtful accounts	9,270	8,052
Compensation accrual	10,809	4,925
CARES Act payroll tax deferral	19,931	-
Deferred compensation accrual	25,702	24,521
Federal benefit of state uncertain tax positions	10,312	9,867
Lease liabilities	32,625	30,251
State NOL carry-forward	8,460	7,495
Other	4,237	6,357
Total gross deferred tax assets	145,650	118,648
Valuation allowance	(8,460)	(7,495)
Total deferred tax assets, net of valuation allowance	137,190	111,153
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	748,883	729,016
Prepaid permits and insurance, principally due to expensing for income tax purposes	42,126	39,285
Lease right-of-use assets	32,952	30,014
Other	5,251	11,916
Total gross deferred tax liabilities	829,212	810,231
Net deferred tax liability	$692,022	$699,078

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

	December 31,
	2020	2019	2018
Beginning balance	$50.6	$52.2	$45.3
Additions based on tax positions related to the current year	9.8	11.0	13.9
Additions/(reductions) based on tax positions taken in prior years	13.9	(6.5)	(2.4)
Reductions due to settlements	(1.0)	-	-
Reductions due to lapse of applicable statute of limitations	(7.2)	(6.1)	(4.6)
Ending balance	$66.1	$50.6	$52.2

At December 31, 2020 and 2019, we had a total of $66.1 million and $50.6 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $57.1 million and $41.8 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2020 and 2019, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Statements of Earnings.  The amount of accrued interest and penalties recognized during the years ended December 31, 2020, 2019, and 2018, was $2.9 million, $3.2 million, and $2.4 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2020 and 2019, was $5.6 million and $4.8 million, respectively.

Tax years 2017 and forward remain subject to examination by federal tax jurisdictions, while tax years 2010 and forward remain open for state jurisdictions.

8.	Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2020, 2019, and 2018, our matching contributions to the plan were $24.5 million, $20.8 million, and $19.7 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of 2 to 25 years upon reaching age 55, having 15 years of service, or becoming disabled. Our total liability under this plan was $23.1 million as of December 31, 2020, and $20.4 million as of December 31, 2019. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $23.1 million as of December 31, 2020, and $20.4 million as of December 31, 2019.

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

	Asset/(Liability) Balance
	December 31,
	2020	2019	Input Level
Trading investments	$23.1	$20.4	1
Interest rate swap	$12.5	$4.8	2
Senior notes, net of unamortized discount and debt issuance costs	$(361.3)	$(353.1)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of interest rate swap and corresponding senior notes have been measured using the income approach (Level 2), which include relevant interest rate curve inputs. Trading investments and the interest rate swap are classified in other assets in our Consolidated Balance Sheets. The senior notes are classified in long-term debt in our Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis was $944.1 million and $942.6 million at December 31, 2020 and 2019, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.09 billion and $1.03 billion at December 31, 2020 and 2019, respectively.

The carrying amounts of all other instruments at December 31, 2020 and 2019, approximate their fair value due to the short maturity of these instruments.

10.	Commitments and Contingencies

At December 31, 2020, we had outstanding commitments of approximately $1.12 billion, net of proceeds from sales or trade-ins during 2021 and 2022, which is primarily related to the acquisition of tractors, containers, chassis, and other trailing equipment.

During 2020, we issued financial standby letters of credit as a guaranty of our performance under certain operating agreements and self-insurance arrangements. If we default on our commitments under the agreements or other arrangements, we are required to perform under these guaranties. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $3.8 million as of December 31, 2020.

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same. In October 2019 the arbitrators issued a Final Award and we recorded pretax charges in the third quarter 2019 of $26.8 million related to certain charges claimed by BNSF and $17.4 million for legal fees, cost and interest claimed by BNSF, for a total of $44.2 million. On January 17, 2020, we filed under seal in the United States District Court for the Western District of Arkansas (the Arkansas Federal Court) a motion to confirm and enforce the Final Award, seeking the Court’s specific enforcement of certain confidential contractual rights the arbitrators decided in our favor. BNSF moved to confirm the Final Award in the United States District Court for the District of Columbia, but that requested relief was ultimately denied and dismissed as moot. During the first quarter 2020, we recorded an $8.2 million pretax charge resulting from an adjusted calculation of the revenue divisions owed to BNSF under the Final Award. On July 21, 2020, the Arkansas Federal Court granted our motion in part, entering a judgment confirming the arbitration awards. In a sealed opinion, the Court denied our request for additional enforcement relief but did not foreclose our right to pursue post-confirmation enforcement in court or in arbitration if warranted. We have filed an appeal with the United States Court of Appeals for the Eighth Circuit seeking review of the Arkansas Federal Court’s denial.

As the result of state use tax audits, we have been assessed amounts owed for which we are vigorously appealing. If our appeals fail, we could be forced to settle these assessments for a material amount.

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

As of December 31, 2020, we had various obligations remaining under operating lease arrangements related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards and equipment. Many of these leases include one or more options, at our discretion, to renew and extend the agreement beyond the current lease expiration date or to terminate the agreement prior to the lease expiration date. These options are included in the calculation of our operating lease right-of-use asset and liability when it becomes reasonably certain the option will be exercised. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Operating leases with an initial term of more than 12 months are included in our Consolidated Balance Sheets as discounted liabilities and corresponding right-of-use assets consisting of the following (in millions):

	Asset/(Liability) Balance
	December 31,
	2020	2019
Right-of-use assets	$136.8	$125.5
Lease liabilities, current	$(48.3)	$(44.4)
Lease liabilities, long-term	$(87.2)	$(80.1)

Right-of-use assets are classified in other assets in our Consolidated Balance Sheets. Operating lease liability, current is classified in other accrued expenses, while operating lease liability, long-term is classified in other long-term liabilities in our Consolidated Balance Sheets.

As of December 31, 2020, the weighted-average remaining lease term for our outstanding operating lease obligations was 4.3 years and the weighted-average discount rate was 3.05%. Future minimum lease payments under these operating leases as of December 31, 2020, are as follows (in millions):

Year one	$49.1
Year two	37.6
Year three	23.9
Year four	12.4
Year five	6.4
Thereafter	15.5
Total lease payments	144.9
Less interest	(9.4)
Present value of lease liabilities	$135.5

During the years ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $49.7 million and $44.5 million, while $50.2 million and $43.5 million of operating lease expense was recognized on a straight-line basis, respectively. Operating lease expense is recorded in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. During the years ended December 31, 2020 and 2019, a total of $57.0 million and $61.6 million of right-of-use assets were obtained in exchange for new operating lease liabilities, of which, $4.4 million and $19.1 million were obtained through business combinations.

12.	Acquisition

On November 20, 2020, we entered into an asset purchase agreement to acquire substantially all of the assets and assume certain specified liabilities of Mass Movement, Inc. (Mass Movement), subject to customary closing conditions.  The closing of the transaction was effective on November 30, 2020, with a purchase price of $25.5 million. Of this total purchase price, $13.5 million was deferred and is subject to an agreed-upon future earn-out calculation based on established cumulative earnings before interest, taxes, depreciation, and amortization (EBITDA) targets reported for the acquired operations in 2021 through 2023. This deferred portion of the purchase price is classified in trade accounts payable and other long-term liabilities in our Consolidated Balance Sheets. Total consideration paid in cash under the Mass Movement agreement at closing was $12.1 million and consisted of the remaining agreed upon purchase price of $12.0 million adjusted for estimated working capital adjustments and other employee related liabilities. Accordingly, total consideration given under the Mass Movement agreement was $25.6 million. Transaction costs incurred were not material. The Mass Movement acquisition was accounted for as a business combination and operates within our FMS business segment. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $14.0 million of finite-lived intangible assets and approximately $8.8 million of goodwill. Goodwill consists of acquiring and retaining the Mass Movement existing network and expected synergies from the combination of operations. The following table outlines the consideration transferred and preliminary purchase price allocation at their respective estimated fair values as of November 30, 2020 (in millions):

Consideration	$25.6
Accounts receivable	2.8
Property and equipment	0.3
Right-of-use assets	4.4
Intangibles	14.0
Accounts payable and accrued liabilities	(0.4)
Lease liabilities	(4.4)
Goodwill	$8.8

On January 7, 2019, we entered into an asset purchase agreement to acquire substantially all of the assets and assume certain specified liabilities of the affiliated entities of Cory 1st Choice Home Delivery (“Cory”), subject to customary closing conditions.  The closing of the transaction was effective on February 15, 2019, with a purchase price of $100 million. Total consideration paid in cash under the Cory agreement was $98.2 million and consisted of the agreed upon purchase price adjusted for estimated working capital adjustments. In addition, we incurred approximately $2.9 million in transaction costs which are recorded in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. The Cory acquisition was accounted for as a business combination and operates within our FMS business segment. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $45.8 million of finite-lived intangible assets and approximately $48.2 million of goodwill. Goodwill consists of acquiring and retaining the Cory existing network and expected synergies from the combination of operations.

On November 26, 2019, we entered into an asset purchase agreement to acquire substantially all of the assets and assume certain specified liabilities of the affiliated entities of RDI Last Mile Co. (RDI), subject to customary closing conditions.  The closing of the transaction was effective on December 31, 2019, with a purchase price of $17.5 million. Total consideration paid in cash under the RDI agreement was $17.4 million and consisted of the agreed upon purchase price adjusted for estimated working capital adjustments. In addition, we incurred approximately $0.5 million in transaction costs which are recorded in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. The RDI acquisition was accounted for as a business combination and operates within our FMS business segment. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $8.1 million of finite-lived intangible assets and approximately $8.4 million of goodwill, $0.3 million of which was recorded in 2020 as a result of the finalization of our purchase price allocation. Goodwill consists of acquiring and retaining the RDI existing network and expected synergies from the combination of operations.

13.	Goodwill and Other Intangible Assets

As discussed in Note 12, Acquisitions, in 2020, we recorded additional goodwill totaling approximately $9.1 million and additional finite-lived intangible assets of approximately $14.0 million. We recorded additional goodwill of approximately $56.2 million in 2019. Total goodwill was $105.4 million, $96.3 million, and $40.1 million at December 31, 2020, 2019, and 2018 respectively. All goodwill is assigned to our FMS business segment. No impairment losses have been recorded for goodwill as of December 31, 2020. Prior to the Mass Movement acquisition, our intangible assets consisted of those arising from previous business acquisitions and our purchased local distribution center (LDC) network access, both within our FMS segment. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
	December 31,		Amortization
	2020	2019	Period
Finite-lived intangibles:
Customer relationships	$131.7	$118.6	11.0
Non-competition agreements	7.9	6.9	6.6
Trade names	3.8	3.8	2.0
LDC Network	10.5	10.5	10.0
Total finite-lived intangibles	153.9	139.8
Less accumulated amortization	(47.1)	(33.3)
Total identifiable intangible assets, net	$106.8	$106.5

Our finite-lived intangible assets have no assigned residual values.

During the years ending December 31, 2020, 2019, and 2018, intangible asset amortization expense was $13.8 million, $12.4 million and $8.6 million, respectively. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $14.0 million for 2021 and $13.7 million for 2022 through 2024, and $13.6 million for 2025. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

14.	Segment Information

In March 2020, we changed the way we internally evaluate the operating performance of our business units and adopted a new segment reporting structure. As part of this new structure, we separated our DCS segment into two reportable segments: DCS and FMS. Accordingly, we are reporting five distinct business segments for the years ended December 31, 2020, 2019, and 2018, which are based primarily on the services each segment provides. The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane, or service. DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates. ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and LTL, as well as a variety of dry-van and intermodal solutions. FMS provides final-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfilment and retail-pooling distributions services. JBT business includes full-load, dry-van freight that is transported utilizing company-owned revenue equipment or third-party carriers utilizing company-owned trailing equipment. This freight is typically transported over roads and highways and does not move by rail. All transactions between reporting segments are eliminated in consolidation.

Our customers are geographically dispersed across the United States. A summary of certain segment information as of December 31, which has been reclassified to reflect our new segment reporting structure, is presented below (in millions):

	Assets (Excludes intercompany accounts)
	December 31,
	2020	2019
JBI	$2,426	$2,217
DCS	1,482	1,445
ICS	301	208
FMS	486	432
JBT	286	241
Other (includes corporate)	947	928
Total	$5,928	$5,471

	Revenues
	Years ended December 31,
	2020	2019	2018
JBI	$4,675	$4,745	$4,717
DCS	2,196	2,128	1,788
ICS	1,658	1,348	1,335
FMS	689	567	375
JBT	463	389	417
Total segment revenues	9,681	9,177	8,632
Intersegment eliminations	(44)	(12)	(17)
Total	$9,637	$9,165	$8,615

	Operating Income
	Years ended December 31,
	2020	2019	2018
JBI	$428	$447	$401
DCS	314	278	195
ICS	(45)	(11)	50
FMS	(1)	(9)	(2)
JBT	17	29	37
Total	$713	$734	$681

	Depreciation and Amortization Expense
	Years ended December 31,
	2020	2019	2018
JBI	$189	$181	$173
DCS	224	216	176
FMS	33	30	24
JBT	34	33	38
Other	47	39	25
Total	$527	$499	$436

15.	Quarterly Financial Information (Unaudited)

As further discussed in Note 10, Commitments and Contingencies, our first quarter 2020 and third quarter 2019 operating income, net earnings and earnings per share included the impact of pretax charges for contingent liabilities. Operating results by quarter for the years ended December 31, 2020 and 2019 are as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2020:
Operating revenues	$2,280,826	$2,145,573	$2,472,523	$2,737,652
Operating income	$154,741	$175,183	$175,503	$207,691
Net earnings	$104,834	$121,698	$125,496	$154,007
Basic earnings per share	$0.99	$1.15	$1.19	$1.46
Diluted earnings per share	$0.98	$1.14	$1.18	$1.44

2019:
Operating revenues	$2,089,627	$2,261,647	$2,363,660	$2,450,323
Operating income	$167,795	$193,093	$167,862	$205,074
Net earnings	$119,601	$133,633	$118,410	$144,676
Basic earnings per share	$1.10	$1.24	$1.11	$1.36
Diluted earnings per share	$1.09	$1.23	$1.10	$1.35