Form 10-Q
period 2021-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2021-05-03
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes  ☐           No  ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2021 was 105,671,006.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended March 31, 2021

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Operating revenues, excluding fuel surcharge revenues	$2,388,034	$2,045,694
Fuel surcharge revenues	230,115	235,132
Total operating revenues	2,618,149	2,280,826

Operating expenses:
Rents and purchased transportation	1,352,301	1,136,151
Salaries, wages and employee benefits	620,032	574,249
Depreciation and amortization	137,545	130,095
Fuel and fuel taxes	113,040	101,123
Operating supplies and expenses	81,698	85,598
General and administrative expenses, net of asset dispositions	44,891	45,165
Insurance and claims	38,030	32,361
Operating taxes and licenses	13,814	13,312
Communication and utilities	9,146	8,031
Total operating expenses	2,410,497	2,126,085
Operating income	207,652	154,741
Net interest expense	12,024	12,036
Earnings before income taxes	195,628	142,705
Income taxes	49,022	37,871
Net earnings	$146,606	$104,834

Weighted average basic shares outstanding	105,678	105,985

Basic earnings per share	$1.39	$0.99

Weighted average diluted shares outstanding	106,816	106,950

Diluted earnings per share	$1.37	$0.98

Dividends declared per common share	$0.28	$0.27

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$552,970	$313,302
Trade accounts receivable, net	1,219,162	1,124,403
Prepaid expenses and other	359,867	404,412
Total current assets	2,131,999	1,842,117
Property and equipment, at cost	5,953,231	5,908,710
Less accumulated depreciation	2,302,310	2,219,816
Net property and equipment	3,650,921	3,688,894
Goodwill and intangible assets, net	208,399	212,122
Other assets	171,287	185,215
Total assets	$6,162,606	$5,928,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$641,887	$587,510
Claims accruals	279,315	276,056
Accrued payroll and payroll taxes	161,311	130,943
Other accrued expenses	83,887	90,294
Total current liabilities	1,166,400	1,084,803

Long-term debt	1,301,430	1,305,424
Other long-term liabilities	249,692	245,961
Deferred income taxes	723,018	692,022
Stockholders' equity	2,722,066	2,600,138
Total liabilities and stockholders' equity	$6,162,606	$5,928,348

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)
(unaudited)

		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2019	$1,671	$374,049	$4,592,938	$(2,701,629)	$2,267,029
Comprehensive income:
Net earnings	-	-	104,834	-	104,834
Cash dividend declared and paid ($0.27 per share)	-	-	(28,688)	-	(28,688)
Purchase of treasury shares	-	-	-	(75,193)	(75,193)
Share-based compensation	-	18,063	-	-	18,063
Restricted share issuances, net of stock repurchased for payroll taxes	-	(3,535)	-	(92)	(3,627)
Balances at March 31, 2020	$1,671	$388,577	$4,669,084	$(2,776,914)	$2,282,418

Balances at December 31, 2020	$1,671	$408,244	$4,984,739	$(2,794,516)	$2,600,138
Comprehensive income:
Net earnings	-	-	146,606	-	146,606
Cash dividend declared and paid ($0.28 per share)	-	-	(29,597)	-	(29,597)
Purchase of treasury shares	-	-	-	(5,239)	(5,239)
Share-based compensation	-	14,967	-	-	14,967
Restricted share issuances, net of stock repurchased for payroll taxes	-	(3,960)	-	(849)	(4,809)
Balances at March 31, 2021	$1,671	$419,251	$5,101,748	$(2,800,604)	$2,722,066

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$146,606	$104,834
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	137,545	130,095
Noncash lease expense	12,296	11,411
Share-based compensation	14,967	18,063
Loss on sale of revenue equipment and other	1,147	1,472
Deferred income taxes	30,996	15,470
Changes in operating assets and liabilities:
Trade accounts receivable	(94,759)	33,549
Other assets	46,385	(60,029)
Trade accounts payable	43,280	(5,392)
Income taxes payable or receivable	12,156	23,066
Claims accruals	2,242	(7,938)
Accrued payroll and other accrued expenses	11,797	(15,438)
Net cash provided by operating activities	364,658	249,163

Cash flows from investing activities:
Additions to property and equipment	(108,775)	(166,814)
Net proceeds from sale of equipment	22,921	38,078
Change in other assets	4	28
Net cash used in investing activities	(85,850)	(128,708)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	505	220,607
Payments on revolving lines of credit and other	-	(220,100)
Purchase of treasury stock	(5,239)	(75,193)
Stock repurchased for payroll taxes	(4,809)	(3,627)
Dividends paid	(29,597)	(28,688)
Net cash used in financing activities	(39,140)	(107,001)
Net change in cash and cash equivalents	239,668	13,454
Cash and cash equivalents at beginning of period	313,302	35,000
Cash and cash equivalents at end of period	$552,970	$48,454

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,343	$21,673
Income taxes	$3,779	$1,173
Noncash investing activities
Accruals for equipment received	$23,630	$22,395

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.         General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2021, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts is calculated over the life of the underlying receivable and is based on historical experience; any known trends or uncertainties related to customer billing and account collectability; current economic conditions; and reasonable and supportable economic forecasts, each applied to segregated risk pools based on the business segment that generated the receivable. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts for our trade accounts receivable was $15.6 million at March 31, 2021 and $18.4 million at December 31, 2020. During the first quarter of 2021, the allowance for uncollectable accounts increased by $0.6 million and was reduced $3.4 million by write-offs.

2.         Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.1 million shares during the first quarter 2021, compared to 1.0 million shares during the first quarter 2020.

3.         Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Restricted share units:
Pretax compensation expense	$10,778	$14,679
Tax benefit	2,727	3,758
Restricted share unit expense, net of tax	$8,051	$10,921
Performance share units:
Pretax compensation expense	$4,189	$3,384
Tax benefit	1,060	866
Performance share unit expense, net of tax	$3,129	$2,518

         As of March 31, 2021, we had $95.3 million and $32.3 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.1 years for restricted share units and 2.7 years for performance share units. During the first quarter 2021, we issued 10,128 shares for vested restricted share units and 76,948 shares for vested performance share units.

4.         Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	March 31, 2021	December 31, 2020
Senior notes	$1,301.4	$1,305.4

Senior Revolving Line of Credit

At March 31, 2021, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At March 31, 2021, we had no outstanding borrowings under this agreement.

Senior Notes

Our senior notes consist of three separate issuances. The first is $250 million of 3.85% senior notes due March 2024, issued in March 2014. Interest payments under these notes are due semiannually in March and September of each year, beginning September 2014. The second is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under these notes are due semiannually in February and August of each year, beginning February 2016. The third is $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under these notes are due semiannually in March and September of each year, beginning September 2019. All senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to shelf registration statements filed in February 2014 and January 2019. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 5, Derivative Financial Instruments, for terms of an interest rate swap entered into on the $350 million of 3.30% senior notes due August 2022.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2021.

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

We entered into a receive fixed-rate and pay variable-rate interest rate swap agreement simultaneously with the issuance of our $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amount of this interest rate swap agreement equals that of the corresponding fixed-rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.55% for our $350 million of 3.30% senior notes at March 31, 2021. The swap expires when the corresponding senior notes are due. The fair value of this swap is recorded in other assets in our Condensed Consolidated Balance Sheet at March 31, 2021. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of this interest rate swap recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.         Capital Stock

On April 20, 2017, our Board of Directors authorized the purchase of up to $500 million of our common stock. On January 22, 2020, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At March 31, 2021, $498 million of the most recent authorization was remaining. We purchased approximately 34,000 shares, or $5.2 million, of our common stock under our repurchase authorization during the three months ended March 31, 2021. On January 21, 2021, we announced an increase in our quarterly cash dividend from $0.27 to $0.28 per common share, which was paid February 19, 2021, to stockholders of record on February 5, 2021. On April 22, 2021, we announced another increase in our quarterly cash dividend from $0.28 to $0.30 per common share, which will be paid on May 21, 2021, to stockholders of record on May 7, 2021.

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

	Asset/(Liability) Balance
	March 31, 2021	December 31, 2020	Input Level
Trading investments	$23.7	$23.1	1
Interest rate swap	$8.0	$12.5	2
Senior notes, net of unamortized discount and debt issuance costs	$(357.0)	$(361.3)	2

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

Financial Instruments

The carrying amount of our remaining senior notes not measured at fair value on a recurring basis was $944.4 million and $944.1 million at March 31, 2021 and December 31, 2020, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.05 billion and $1.09 billion at March 31, 2021 and December 31, 2020, respectively.

The carrying amounts of all other instruments at March 31, 2021, approximate their fair value due to the short maturity of these instruments.

8.         Income Taxes

Our effective income tax rate was 25.1% for the three months ended March 31, 2021, compared to 26.5% for the three months ended March 31, 2020. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At March 31, 2021, we had a total of $68.2 million in gross unrecognized tax benefits, which are a component of other long-term liabilities in our Condensed Consolidated Balance Sheets. Of this amount, $58.8 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $6.4 million at March 31, 2021.

9.         Legal Proceedings

In January 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same. In October 2019, the arbitrators issued a Final Award and we recorded pretax charges in the third quarter 2019 of $26.8 million related to certain charges claimed by BNSF and $17.4 million for legal fees, cost and interest claimed by BNSF, for a total of $44.2 million. On January 17, 2020, we filed under seal in the United States District Court for the Western District of Arkansas (the Arkansas Federal Court) a motion to confirm and enforce the Final Award, seeking the Court’s specific enforcement of certain confidential contractual rights the arbitrators decided in our favor. BNSF moved to confirm the Final Award in the United States District Court for the District of Columbia, but that requested relief was ultimately denied and dismissed as moot. During the first quarter 2020, we recorded an $8.2 million pretax charge resulting from an adjusted calculation of the revenue divisions owed to BNSF under the Final Award. On July 21, 2020, the Arkansas Federal Court granted our motion in part, entering a judgment confirming the arbitration awards. In a sealed opinion, the Court denied our request for additional enforcement relief but did not foreclose our right to pursue post-confirmation enforcement in court or in arbitration if warranted. We have filed an appeal with the United States Court of Appeals for the Eighth Circuit seeking review of the Arkansas Federal Court’s denial.

We are also party to various state use tax audits, and have been assessed amounts owed for which we are vigorously appealing. If our appeals fail, we could be forced to settle these assessments for a material amount.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.        Business Segments

We reported five distinct business segments during the three months ended March 31, 2021 and 2020. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions™ (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 14, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2020. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2021	December 31, 2020
JBI	$2,579	$2,426
DCS	1,571	1,482
ICS	326	301
FMS	491	486
JBT	311	286
Other (includes corporate)	885	947
Total	$6,163	$5,928

	Operating Revenues For The Three Months Ended March 31,
	2021	2020
JBI	$1,177	$1,150
DCS	580	542
ICS	525	335
FMS	202	154
JBT	150	105
Subtotal	2,634	2,286
Inter-segment eliminations	(16)	(5)
Total	$2,618	$2,281

	Operating Income/(Loss) For The Three Months Ended March 31,
	2021	2020
JBI	$107.5	$102.2
DCS	74.3	72.9
ICS	7.3	(18.9)
FMS	8.5	(3.3)
JBT	10.2	1.8
Other (includes corporate)	(0.1)	-
Total	$207.7	$154.7

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2021	2020
JBI	$49.1	$46.5
DCS	56.9	56.3
ICS	0.2	0.4
FMS	9.0	8.1
JBT	8.9	8.2
Other (includes corporate)	13.4	10.6
Total	$137.5	$130.1

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2020, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and are based on our belief or interpretation of information currently available. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “goals,” “strategy,” “future,” “predict,” “seek,” “estimate,” “likely,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic and business conditions; potential business or operational disruptions resulting from the ongoing effects of the novel coronavirus (COVID-19) pandemic, including any future spikes or outbreaks of the virus, as well as government actions taken in response to the pandemic; competition and competitive rate fluctuations; excess capacity in the intermodal or trucking industries; a loss of one or more major customers; cost and availability of diesel fuel; interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; ability to attract and retain qualified drivers, delivery personnel, independent contractors, and third-party carriers; retention of key employees; insurance costs and availability; litigation and claims expense; determination that independent contractors are employees; new or different environmental or other laws and regulations; volatile financial credit markets or interest rates; terrorist attacks or actions; acts of war; adverse weather conditions; disruption or failure of information systems; inability to keep pace with technological advances affecting our information technology platforms; operational disruption or adverse effects of business acquisitions; increased costs for new revenue equipment; increased tariffs assessed on or disruptions in the procurement of imported revenue equipment; decreases in the value of used equipment; and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2020, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate five distinct, but complementary, business segments and provide a wide range of reliable transportation, brokerage, and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, freight handling, specialized equipment, and freight network design. In addition, we provide or arrange for local and home delivery services, generally referred to as final-mile delivery services, to customers through a network of cross-dock and other delivery system locations throughout the continental United States. Utilizing thousands of reliable third-party carriers, we also provide comprehensive freight transportation brokerage and logistics services. In addition to dry-van, full-load operations, we also arrange for these unrelated outside carriers to provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360°®, an online platform that offers shippers and carriers greater access, visibility, and transparency to the supply chain. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our five business segments is described in Note 14, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2020.

Our operations continue to be impacted by the COVID-19 global pandemic. Due to the nature of our business and the large portion of our workforce consisting of drivers and other non-office personnel, fewer than 25% of our total employees have been able to work remotely; however, we remain committed to the safety of our workforce, suppliers, and customers while continuing to meet our customers’ needs. In the first quarter 2020, we began our COVID-19 response activities which have been expanded and will continue as necessary until the risks related to COVID-19 dissipate. Our COVID-19 safety response activities at our home office campus and all other field locations throughout North America include requiring remote working when possible, expanded health and safety policies, facility modifications, increased security coverage, and purchase and distribution of personal protective equipment and supplies. During the first quarter 2021, we committed to providing incremental paid time off for employees to eliminate any financial loss caused by their absence from work when receiving the COVID-19 vaccination. We also continue to work with local healthcare organizations to provide vaccination assistance under applicable area guidelines and procedures to all employees and their adult family members. We are reviewing and analyzing both external and internal COVID-related data on a daily basis in anticipation of the full return to work phase of our COVID-19 response. Thus far throughout the pandemic, we have been pleased with the continued performance of our employees, particularly our drivers, who have been consistently available to serve our customers.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2020, contains a summary of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2021	2020	2021	2020
JBI	$1,177	$1,150	$107.5	$102.2
DCS	580	542	74.3	72.9
ICS	525	335	7.3	(18.9)
FMS	202	154	8.5	(3.3)
JBT	150	105	10.2	1.8
Subtotal	2,634	2,286	207.8	154.7
Inter-segment eliminations	(16)	(5)	(0.1)	-
Total	$2,618	$2,281	$207.7	$154.7

Total consolidated operating revenues increased to $2.62 billion for the first quarter 2021, a 15% increase from $2.28 billion in the first quarter 2020, and a 17% increase excluding fuel surcharge revenues. This increase in operating revenues was driven by increased revenues in ICS and JBT as both segments captured capacity in the Marketplace for J.B. Hunt 360 °®, increased revenues in FMS related to new contractual business obtained, higher fleet utilization in DCS, and higher revenue per load, partially offset by decreased load volumes in JBI. All operating segments experienced weather-related volume disruptions in the first quarter 2021, with the most significant impact within JBI.

JBI segment revenue increased 2% to $1.18 billion during the first quarter 2021, compared with $1.15 billion in 2020. Load volumes during the first quarter 2021 decreased 3% over the same period 2020. Transcontinental loads decreased 2% during the first quarter 2021, and eastern network load volume was down 3% compared to the first quarter 2020. Load volumes were heavily impacted by severe weather-related events during the first quarter 2021, in addition to existing challenges present as a result of rail congestion and service issues stemming from elevated demand levels and labor challenges across the supply chain. The overall decrease in load volume was offset by a 5% increase in revenue per load, which is determined by the combination of customer rates, fuel surcharges and freight mix. Revenue per load excluding fuel surcharge revenue increased 6% compared to the first quarter 2020. JBI segment operating income increased 5%, to $107.5 million in the first quarter 2021, from $102.2 million in 2020. Benefits from increased revenue were partially offset by severe weather-related disruptions in the current quarter that further deteriorated network fluidity and challenges already present, higher driver wages and recruiting costs, and higher salary and wages for non-driver personnel, when compared to the first quarter 2020. Furthermore, JBI operating income for the first quarter 2020 included an $8.2 million rail purchase transportation expense resulting from an adjusted calculation of the revenue divisions owed to BNSF Railway Company (BNSF) for 2019 related to the final award of our completed arbitration with BNSF issued in 2019 and JBI’s $4.0 million portion of the one-time COVID-19 related bonus paid to employee drivers and other key field personnel. The current period ended with approximately 99,000 units of trailing capacity and 5,740 power units assigned to the dray fleet.

DCS segment revenue increased 7% to $580 million in the first quarter 2021 from $542 million in 2020. Productivity, defined as revenue per truck per week, increased 6% when compared to 2020. Productivity excluding fuel surcharges increased 5%, primarily due to higher utilization of assets, contractual indexed rate increases, and less idle equipment during the current period. A net additional 203 revenue-producing trucks were in the fleet by the end of the first quarter 2021 compared to a year ago. DCS segment operating income increased 2% to $74.3 million in the first quarter 2021, from $72.9 million in 2020. The benefits of increased productivity were partially offset by higher driver wages and recruiting costs and higher salary and wages for non-driver personnel, when compared to the first quarter 2020. In addition, operating income for the prior period included DCS’s $6.5 million portion of the one-time COVID-19 bonus paid in first quarter 2020.

ICS segment revenue increased 56% to $525 million in the first quarter 2021, from $335 million in 2020. Overall volumes decreased 1% primarily due to changes in customer freight mix, while truckload volumes increased 10% compared to the first quarter 2020. Revenue per load increased 58%, primarily due to higher spot and contractual customer rates compared to first quarter 2020. Contractual business represented approximately 49% of total load volume and 35% of total revenue in the first quarter 2021, compared to 67% and 54%, respectively, in 2020. Approximately $359 million of first quarter 2021 ICS revenue was executed through the Marketplace for J.B. Hunt 360° compared to $235 million in the first quarter 2020. ICS segment operating income increased to $7.3 million in the first quarter of 2021 compared to an operating loss of $18.9 million in 2020. Gross profit margin increased to 12.4% in the first quarter 2021, compared to 9.6% in 2020, primarily due to higher rates in our contractual business and a higher mix of spot business during the current period. First quarter 2021, operating results were further impacted by increased incentive compensation and technology spending, compared to a year ago. ICS’s carrier base increased 24% compared to first quarter 2020.

FMS segment revenue increased 31% to $202 million in the first quarter 2021 from $154 million in 2020. Stop count for the first quarter 2021 increased 37%, while productivity, defined as revenue per stop, decreased 4% compared to 2020. The reduction in productivity was primarily due to a shift in the mix between asset and asset-light operations resulting from the characteristics of new customer contracts. FMS segment operating income increased to $8.5 million in the first quarter of 2021 compared to an operating loss of $3.3 million in 2020, primarily due to increased revenues, partially offset by higher costs related to service quality performance controls, higher salary and wages for non-driver personnel, and increased third-party truck purchased transportation costs. In addition, the operating loss for the prior period included FMS’s $1.3 million portion of the one-time COVID-19 bonus paid in first quarter 2020.

JBT segment revenue totaled $150 million for the first quarter 2021, an increase of 43% from $105 million in first quarter 2020. Revenue excluding fuel surcharge increased 46% primarily due to a 6% increase in load volume, a 38% increase in revenue per load excluding fuel surcharge revenue, and an 8% increase in average length of haul compared to first quarter 2020. The growth in load count and the length of haul during the first quarter 2021, were primarily driven by the continued expansion of J.B. Hunt 360box™ which leverages the J.B. Hunt 360 platform. Revenue per loaded mile excluding fuel surcharge in first quarter 2021 increased 28%, while comparable contractual customer rates increased 14% compared to first quarter 2020. At the end of the first quarter 2021, the JBT fleet consisted of 1,716 tractors and 8,571 trailers, compared to 1,887 tractors and 7,391 trailers in 2020. JBT segment operating income increased to $10.2 million in 2021, compared with $1.8 million during first quarter 2020. Benefits from the higher load volume and increased revenue per load were partially offset by higher purchased transportation expense and higher salary and wages for non-driver personnel. In addition, operating income for the prior period included JBT’s $0.5 million portion of the one-time COVID-19 bonus paid in first quarter 2020.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2021	2020	2021 vs. 2020
Total operating revenues	100.0%	100.0%	14.8%
Operating expenses:
Rents and purchased transportation	51.7	49.8	19.0
Salaries, wages and employee benefits	23.7	25.2	8.0
Depreciation and amortization	5.3	5.7	5.7
Fuel and fuel taxes	4.3	4.4	11.8
Operating supplies and expenses	3.1	3.8	(4.6)
General and administrative expenses, net of asset dispositions	1.7	1.9	(0.6)
Insurance and claims	1.5	1.4	17.5
Operating taxes and licenses	0.5	0.6	3.8
Communication and utilities	0.3	0.4	13.9
Total operating expenses	92.1	93.2	13.4
Operating income	7.9	6.8	34.2
Net interest expense	0.4	0.5	(0.1)
Earnings before income taxes	7.5	6.3	37.1
Income taxes	1.9	1.7	29.4
Net earnings	5.6%	4.6%	39.9%

Total operating expenses increased 13.4%, while operating revenues increased 14.8%, during the first quarter 2021, from the comparable period 2020. Operating income increased to $207.7 million during the first quarter 2021, from $154.7 million in 2020.

Rents and purchased transportation costs increased 19.0% in 2021 compared with 2020. This increase was primarily due to increased third-party truck purchased transportation rates in ICS and an increase in the use of third-party truck carriers by JBT and FMS during the current period.

Salaries, wages and employee benefit costs increased 8.0% in 2021 compared with 2020. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers, an increase in the number of employees, and additional incentive compensation. This increase was partially offset by first quarter 2020 including a $12.3 million one-time COVID-19 related bonus paid to employee drivers and other key field personnel and $3.4 million of additional stock compensation expense related to the acceleration of equity award vesting for executive employee retirements.

Depreciation and amortization expense increased 5.7% in 2021, primarily due to the addition of tractors and specialized trailing equipment within JBI, increased capital investments in information technology, and increased trailing equipment within JBT. Fuel costs increased 11.8% in 2021, compared with 2020, primarily due to an increase in the price of fuel and an increase in road miles.

Operating supplies and expenses decreased 4.6% in 2021, compared with 2020, primarily due to reduced travel and entertainment expenses, partially offset by increased tire expenses and higher weather-related towing costs. General and administrative expenses for the current quarter were virtually flat compared with 2020, primarily due to increased technology spend on the J.B. Hunt 360° platform and legacy system upgrades, higher advertising costs, and increased driver hiring expenses, being offset by decreased professional fees, lower bad debt expenses, and decreased net loss from the sale or disposal of assets. Net loss from sale or disposal of assets was $1.1 million in 2021, compared to a net loss of $1.5 million in 2020. Insurance and claims expense increased 17.5% in 2021, compared with 2020, due to higher incident volume and higher insurance policy premium expenses, partially offset by a decrease in accident severity.

Net interest expense for the current quarter was virtually flat compared with 2020. Income tax expense increased 29.4% in first quarter 2021, compared with 2020, primarily due to increased taxable earnings, partially offset by a higher effective income tax rate in the prior period due to the impact of stock compensation accelerations for executive employee retirements. Our effective income tax rate was 25.1% for the first quarter 2021, compared to 26.5% in 2020. Our annual tax rate for 2021 is expected to be between 24.0% and 25.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $365 million during the first three months of 2021, compared with $249 million for the same period 2020. Operating cash flows increased due to the timing of general working capital activities and increased earnings. Net cash used in investing activities totaled $86 million in 2021, compared with $129 million in 2020. The decrease resulted from a decrease in equipment purchases, net of proceeds from the sale of equipment, during the current period. Net cash used in financing activities was $39 million in 2021, compared with $107 million in 2020. This decrease resulted primarily from a decrease in treasury stock purchases during the first quarter 2021.

Debt and Liquidity Data

	March 31, 2021	December 31, 2020	March 31, 2020
Working capital ratio	1.83	1.70	1.54
Total debt (millions)	$1,301.4	$1,305.4	$1,302.8
Total debt to equity	0.48	0.50	0.57
Total debt as a percentage of total capital	32%	33%	36%

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors, and trailers required to support our growth and the replacement of older equipment as well as periodic business acquisitions. We are frequently able to accelerate or postpone a portion of equipment replacements or other capital expenditures depending on market and overall economic conditions. In recent years, we have obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment.

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. Should COVID-19 related economic conditions warrant, we believe we have sufficient credit resources available to meet our near and long-term operating and capital needs. Throughout 2020 and the first quarter 2021, we paused or cancelled certain capital expenditures and other discretionary spending in response to the COVID-19 pandemic. As a result, at March 31, 2021, we had a cash balance of $553 million and we had no outstanding balance on our senior revolving line of credit, which authorizes us to borrow up to $750 million and is supported by a credit agreement with a group of banks that expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date.

Our financing arrangements require us to maintain certain covenants and financial ratios. At March 31, 2021, we were well above compliance with all covenants and financial ratios, and we fully intend and expect to emerge from the current COVID-19 related economic environment with our investment-grade rating intact.

We are continually evaluating the possible effects of current COVID-19 related economic conditions and reasonable and supportable economic forecasts on operational cash flows, including the risks of declines in the overall freight market and our customers' liquidity and ability to pay. We regularly monitor working capital and maintain frequent communication with our customers, suppliers, and service providers.

The following table summarizes our expected obligations and commitments as of March 31, 2021 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$136.3	$47.1	$57.5	$17.0	$14.7
Debt obligations	1,300.0	-	350.0	250.0	700.0
Interest payments on debt (1)	170.0	42.2	75.8	52.0	-
Commitments to acquire revenue equipment and facilities	1,710.3	985.4	724.9	-	-
Total	$3,316.6	$1,074.7	$1,208.2	$319.0	$714.7

(1)      Interest payments on debt are based on the debt balance and applicable rate at March 31, 2021.

Our net capital expenditures were approximately $86 million during the first three months of 2021, compared with $129 million for the same period 2020. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2021 were primarily for tractors, additional intermodal containers, and other trailing equipment. We are currently committed to spend approximately $1.7 billion during the years 2021 to 2023. In response to the COVID-19 pandemic, we previously paused or cancelled certain capital expenditures originally planned for 2020. Based on the current economic environment and our longer-term outlook, we have increased our anticipated net capital expenditures for 2021, which will primarily be driven by additional intermodal containers and trailers used in our 360box program. Accordingly, we now expect to spend in the range of $1.2 billion to $1.3 billion for net capital expenditures during 2021. Our ultimate capital expenditure levels could be affected by manufacturer production slowdowns resulting from the COVID-19 pandemic. The table above excludes $74.6 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of 1.7 billion, as of March 31, 2021.

Risk Factors

You should refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2020, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

Risks Related to Our Industry

●	Our business is significantly impacted by economic conditions, customer business cycles, and seasonal factors.

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

●	Difficulty in attracting and retaining drivers, delivery personnel and third-party carriers could affect our profitability and ability to grow.

●	We operate in a competitive and highly fragmented industry. Numerous factors could impair our ability to maintain our current profitability and to compete with other carriers and private fleets.

Risks Related to Our Business

●	We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

●	A determination that independent contractors are employees could expose us to various liabilities and additional costs.

●	We may be subject to litigation claims that could result in significant expenditures.

●	We rely significantly on our information technology systems, a disruption, failure, or security breach of which could have a material adverse effect on our business.

●	Acquisitions or business combinations may disrupt or have a material adverse effect on our operations or earnings.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our outstanding debt at March 31, 2021 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 3.30% to 3.875%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $350 million of 3.30% fixed rate senior notes due August 2022 to a variable rate, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2021. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of March 31, 2021, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2021, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.         CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized, and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

There were no changes in our internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended March 31, 2021:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
January 1 through January 31, 2021	-	$-	-	$503
February 1 through February 28, 2021	-	-	-	503
March 1 through March 31, 2021	34,000	154.09	34,000	498
Total	34,000	$154.09	34,000	$498

(1)

On April 20, 2017, our Board of Directors authorized the purchase of up to $500 million of our common stock. On January 22, 2020, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. This stock repurchase program has no expiration date.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

Not applicable.

ITEM 6.         EXHIBITS

Index to Exhibits

Exhibit Number	Exhibits

3.1	Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2	Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated April 23, 2015 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed April 27, 2015)

22.1	List of Guarantor Subsidiaries of J.B. Hunt Transport Services, Inc. (incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed February 23, 2021)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 3rd day of May, 2021.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Financial Officer,
Executive Vice President
(Principal Financial and Accounting Officer)