Form 10-Q
period 2021-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2021-08-03
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

            Yes  ☐           No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2021 was 105,196,031.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2021

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating revenues, excluding fuel surcharge revenues	$2,606,981	$1,986,130	$4,995,015	$4,031,824
Fuel surcharge revenues	301,389	159,443	531,504	394,574
Total operating revenues	2,908,370	2,145,573	5,526,519	4,426,398

Operating expenses:
Rents and purchased transportation	1,538,232	1,034,297	2,890,533	2,170,449
Salaries, wages and employee benefits	665,471	554,136	1,285,502	1,128,386
Depreciation and amortization	139,371	130,298	276,916	260,393
Fuel and fuel taxes	126,841	75,459	239,881	176,582
Operating supplies and expenses	91,019	79,134	172,717	164,732
General and administrative expenses, net of asset dispositions	47,505	44,599	92,396	89,761
Insurance and claims	35,508	30,899	73,538	63,260
Operating taxes and licenses	14,209	13,567	28,024	26,879
Communication and utilities	8,668	8,001	17,814	16,032
Total operating expenses	2,666,824	1,970,390	5,077,321	4,096,474
Operating income	241,546	175,183	449,198	329,924
Net interest expense	12,059	12,818	24,084	24,854
Earnings before income taxes	229,487	162,365	425,114	305,070
Income taxes	57,325	40,667	106,346	78,538
Net earnings	$172,162	$121,698	$318,768	$226,532

Weighted average basic shares outstanding	105,509	105,505	105,594	105,745

Basic earnings per share	$1.63	$1.15	$3.02	$2.14

Weighted average diluted shares outstanding	106,816	106,580	106,816	106,765

Diluted earnings per share	$1.61	$1.14	$2.98	$2.12

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$570,918	$313,302
Trade accounts receivable, net	1,293,924	1,124,403
Prepaid expenses and other	344,457	404,412
Total current assets	2,209,299	1,842,117
Property and equipment, at cost	6,108,195	5,908,710
Less accumulated depreciation	2,390,467	2,219,816
Net property and equipment	3,717,728	3,688,894
Goodwill and intangible assets, net	204,886	212,122
Other assets	191,481	185,215
Total assets	$6,323,394	$5,928,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$674,856	$587,510
Claims accruals	282,331	276,056
Accrued payroll	174,718	130,943
Other accrued expenses	96,450	90,294
Total current liabilities	1,228,355	1,084,803

Long-term debt	1,303,467	1,305,424
Other long-term liabilities	263,576	245,961
Deferred income taxes	728,968	692,022
Stockholders' equity	2,799,028	2,600,138
Total liabilities and stockholders' equity	$6,323,394	$5,928,348

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2020 and 2021
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at March 31, 2020	$1,671	$388,577	$4,669,084	$(2,776,914)	$2,282,418
Comprehensive income:
Net earnings	-	-	121,698	-	121,698
Cash dividend declared and paid ($0.27 per share)	-	-	(28,487)	-	(28,487)
Purchase of treasury shares	-	-	-	-	-
Share-based compensation	-	16,002	-	-	16,002
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(1,926)	-	1,138	(788)
Balances at June 30, 2020	$1,671	$402,653	$4,762,295	$(2,775,776)	$2,390,843

Balances at March 31, 2021	$1,671	$419,251	$5,101,748	$(2,800,604)	$2,722,066
Comprehensive income:
Net earnings	-	-	172,162	-	172,162
Cash dividend declared and paid ($0.30 per share)	-	-	(31,704)	-	(31,704)
Purchase of treasury shares	-	-	-	(81,341)	(81,341)
Share-based compensation	-	16,498	-	-	16,498
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	987	-	360	1,347
Balances at June 30, 2021	$1,671	$436,736	$5,242,206	$(2,881,585)	$2,799,028

	Six Months Ended June 30, 2020 and 2021
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2019	$1,671	$374,049	$4,592,938	$(2,701,629)	$2,267,029
Comprehensive income:
Net earnings	-	-	226,532	-	226,532
Cash dividend declared and paid ($0.54 per share)	-	-	(57,175)	-	(57,175)
Purchase of treasury shares	-	-	-	(75,193)	(75,193)
Share-based compensation	-	34,065	-	-	34,065
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(5,461)	-	1,046	(4,415)
Balances at June 30, 2020	$1,671	$402,653	$4,762,295	$(2,775,776)	$2,390,843

Balances at December 31, 2020	$1,671	$408,244	$4,984,739	$(2,794,516)	$2,600,138
Comprehensive income:
Net earnings	-	-	318,768	-	318,768
Cash dividend declared and paid ($0.58 per share)	-	-	(61,301)	-	(61,301)
Purchase of treasury shares	-	-	-	(86,580)	(86,580)
Share-based compensation	-	31,466	-	-	31,466
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(2,974)	-	(489)	(3,463)
Balances at June 30, 2021	$1,671	$436,736	$5,242,206	$(2,881,585)	$2,799,028

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net earnings	$318,768	$226,532
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	276,916	260,393
Noncash lease expense	25,411	23,553
Share-based compensation	31,466	34,065
Loss on sale of revenue equipment and other	2,359	2,442
Deferred income taxes	36,945	621
Changes in operating assets and liabilities:
Trade accounts receivable	(169,521)	61,193
Other assets	85,657	(26,446)
Trade accounts payable	49,273	10,526
Income taxes payable or receivable	(26,359)	46,964
Claims accruals	7,359	(9,060)
Accrued payroll and other accrued expenses	30,474	9,167
Net cash provided by operating activities	668,748	639,950

Cash flows from investing activities:
Additions to property and equipment	(306,727)	(342,309)
Net proceeds from sale of equipment	46,016	77,695
Changes in other assets	(88)	88
Net cash used in investing activities	(260,799)	(264,526)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	1,011	221,113
Payments on revolving lines of credit and other	-	(220,100)
Purchase of treasury stock	(86,580)	(75,193)
Stock repurchased for payroll taxes and other	(3,463)	(4,415)
Dividends paid	(61,301)	(57,175)
Net cash used in financing activities	(150,333)	(135,770)
Net change in cash and cash equivalents	257,616	239,654
Cash and cash equivalents at beginning of period	313,302	35,000
Cash and cash equivalents at end of period	$570,918	$274,654

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,341	$29,771
Income taxes	$92,368	$31,319

Noncash investing activities
Accruals for equipment received	$50,606	$22,344

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2021, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

Use of Estimates

The novel coronavirus (COVID-19) pandemic has created and may continue to create significant uncertainty in macro-economic conditions, which may cause a global economic recession, business slowdowns or shutdowns, depressed demand for our transportation and logistics businesses, and adversely impact our results of operations. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change, as new events occur and additional information is obtained, which are recognized or disclosed in our Condensed Consolidated Financial Statements as soon as they become known and may have a material impact on our financial statements.

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts is calculated over the life of the underlying receivable and is based on historical experience; any known trends or uncertainties related to customer billing and account collectability; current economic conditions; and reasonable and supportable economic forecasts, each applied to segregated risk pools based on the business segment that generated the receivable. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts for our trade accounts receivable was $16.3 million at June 30, 2021 and $18.4 million at December 31, 2020. During the three and six months ended June 30, 2021, the allowance for uncollectible accounts increased by $0.8 million and $1.5 million, respectively, and was reduced $0.2 million and $3.6 million, respectively, by write-offs.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.3 million and 1.2 million shares during the three and six months ended June 30, 2021, compared to 1.1 million and 1.0 million shares during the three and six months ended June 30, 2020.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted share units:
Pretax compensation expense	$12,214	$12,429	$22,993	$27,108
Tax benefit	3,078	3,182	5,795	6,940
Restricted share unit expense, net of tax	$9,136	$9,247	$17,198	$20,168
Performance share units:
Pretax compensation expense	$4,284	$3,573	$8,473	$6,957
Tax benefit	1,080	915	2,135	1,781
Performance share unit expense, net of tax	$3,204	$2,658	$6,338	$5,176

As of June 30, 2021, we had $84.4 million and $28.0 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted-average period of approximately 3.1 years for restricted share units and 2.6 years for performance share units. During the six months ended June 30, 2021, we issued 11,247 shares for vested restricted share units and 76,948 shares for vested performance share units. Of these totals, 1,119 shares for vested restricted share units were issued during the second quarter 2021.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	June 30, 2021	December 31, 2020
Senior notes	$1,303.5	$1,305.4

Senior Revolving Line of Credit

At June 30, 2021, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At June 30, 2021, we had no outstanding borrowings under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2021.

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

We entered into a receive fixed-rate and pay variable-rate interest rate swap agreement simultaneously with the issuance of our $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amount of this interest rate swap agreement equals that of the corresponding fixed-rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.51% for our $350 million of 3.30% senior notes at June 30, 2021. The swap expires when the corresponding senior notes are due. The fair value of this swap is recorded in other assets in our Condensed Consolidated Balance Sheet at June 30, 2021. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of this interest rate swap recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On April 20, 2017, our Board of Directors authorized the purchase of up to $500 million of our common stock. On January 22, 2020, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At June 30, 2021, $416 million of the most recent authorization was remaining. We purchased approximately 518,000 shares, or $86.6 million, of our common stock under our repurchase authorization during the six months ended June 30, 2021, of which 484,000 shares, or $81.3 million, were purchased in second quarter 2021. On January 21, 2021, we announced an increase in our quarterly cash dividend from $0.27 to $0.28 per common share, which was paid February 19, 2021, to stockholders of record on February 5, 2021. On April 22, 2021, we announced an increase in our quarterly cash dividend from $0.28 to $0.30 per common share, which was paid on May 21, 2021, to stockholders of record on May 7, 2021. On July 21, 2021, our Board of Directors declared a regular quarterly dividend of $0.30 per common share, which will be paid on August 20, 2021, to stockholders of record on August 6, 2021.

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

	Asset/(Liability) Balance
	June 30, 2021	December 31, 2020	Input Level
Trading investments	$25.1	$23.1	1
Interest rate swap	$9.5	$12.5	2
Senior notes, net of unamortized discount and debt issuance costs	$(358.7)	$(361.3)	2

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

Financial Instruments

The carrying amount of our remaining senior notes not measured at fair value on a recurring basis was $944.8 million and $944.1 million at June 30, 2021 and December 31, 2020, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.06 billion and $1.09 billion at June 30, 2021 and December 31, 2020, respectively.

The carrying amounts of all other instruments at June 30, 2021, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 25.0% for second quarter 2021 and second quarter 2020. Our effective income tax rate was 25.0% for the first six months of 2021, compared to 25.7% in 2020. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At June 30, 2021, we had a total of $70.4 million in gross unrecognized tax benefits, which are a component of other long-term liabilities in our Condensed Consolidated Balance Sheets. Of this amount, $60.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $7.2 million at June 30, 2021.

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

We are also party to various state use tax audits and have been assessed amounts owed for which we are vigorously appealing. If our appeals fail, we could be forced to settle these assessments for a material amount.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.	Business Segments

We reported five distinct business segments during the six months ended June 30, 2021 and 2020. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions™ (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 14, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2020. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts)
	June 30, 2021	December 31, 2020
JBI	$2,643	$2,426
DCS	1,617	1,482
ICS	338	301
FMS	500	486
JBT	332	286
Other (includes corporate)	893	947
Total	$6,323	$5,928

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
JBI	$1,289	$1,065	$2,467	$2,215
DCS	621	533	1,201	1,075
ICS	608	304	1,133	640
FMS	212	140	414	293
JBT	184	108	333	213
Subtotal	2,914	2,150	5,548	4,436
Inter-segment eliminations	(6)	(4)	(21)	(10)
Total	$2,908	$2,146	$5,527	$4,426

	Operating Income/(Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
JBI	$134.6	$107.0	$242.1	$209.2
DCS	79.0	83.1	153.3	156.0
ICS	3.1	(13.1)	10.4	(32.0)
FMS	10.7	(5.2)	19.2	(8.5)
JBT	14.2	3.5	24.4	5.3
Other (includes corporate)	(0.1)	(0.1)	(0.2)	(0.1)
Total	$241.5	$175.2	$449.2	$329.9

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
JBI	$49.4	$46.8	$98.5	$93.2
DCS	58.4	55.6	115.3	111.9
ICS	0.2	0.3	0.4	0.6
FMS	8.6	8.2	17.6	16.4
JBT	8.8	8.6	17.7	16.8
Other (includes corporate)	14.0	10.8	27.4	21.5
Total	$139.4	$130.3	$276.9	$260.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2020, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and are based on our belief or interpretation of information currently available. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “goals,” “strategy,” “future,” “predict,” “seek,” “estimate,” “likely,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. You should realize there are many risks and uncertainties that could cause actual results to differ materially from those described. Some of the factors and events that are not within our control and could have a significant impact on future operating results are general economic and business conditions; potential economic, business or operational disruptions resulting from the ongoing effects of the novel coronavirus (COVID-19) pandemic, including from the current spread of the Delta variant and any future spikes or outbreaks of the virus, as well as government actions taken in response to the pandemic; competition and competitive rate fluctuations; excess capacity in the intermodal or trucking industries; a loss of one or more major customers; cost and availability of diesel fuel; interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; ability to attract and retain qualified drivers, delivery personnel, independent contractors, and third-party carriers; retention of key employees; insurance costs and availability; litigation and claims expense; determination that independent contractors are employees; new or different environmental or other laws and regulations; volatile financial credit markets or interest rates; terrorist attacks or actions; acts of war; adverse weather conditions; disruption or failure of information systems; inability to keep pace with technological advances affecting our information technology platforms; operational disruption or adverse effects of business acquisitions; increased costs for new revenue equipment; increased tariffs assessed on or disruptions in the procurement of imported revenue equipment; decreases in the value of used equipment; and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2020, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate five distinct, but complementary, business segments and provide a wide range of reliable transportation, brokerage, and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, freight handling, specialized equipment, and freight network design. In addition, we provide or arrange for local and home delivery services, generally referred to as final-mile delivery services, to customers through a network of cross-dock and other delivery system locations throughout the continental United States. Utilizing thousands of reliable third-party carriers, we also provide comprehensive freight transportation brokerage and logistics services. In addition to dry-van, full-load operations, we also arrange for these unrelated outside carriers to provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360°®, a multimodal digital freight platform that offers shippers and carriers greater access, visibility, and transparency to the supply chain. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our five business segments is described in Note 14, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2020.

Our operations continue to be impacted by the COVID-19 global pandemic. Due to the nature of our business and the large portion of our workforce consisting of drivers and other non-office personnel, fewer than 25% of our total employees have been able to work remotely; however, we remain committed to the safety of our workforce, suppliers, and customers while continuing to meet our customers’ needs. In the first quarter 2020, we began our COVID-19 response activities which have been expanded and will continue as necessary until the risks related to COVID-19 dissipate. Our COVID-19 safety response activities at our home office campus and all other field locations throughout North America include requiring remote working when possible, expanded health and safety policies, facility modifications, increased security coverage, and purchase and distribution of personal protective equipment and supplies. During the first six months of 2021, we committed to providing incremental paid time off for employees to eliminate any financial loss caused by their absence from work when receiving the COVID-19 vaccination. We also continue to work with local healthcare organizations to provide vaccination assistance under applicable area guidelines and procedures to all employees and their family members. We are reviewing and analyzing both external and internal COVID-related data, including the effects of the Delta variant on a daily basis in anticipation of the full return to office phase of our COVID-19 response. Thus far throughout the pandemic, we have been pleased with the continued performance of our employees, particularly our drivers, who have been consistently available to serve our customers.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020

	Summary of Operating Segment Results
	For the Three Months Ended June 30,
	(in millions)
	Operating Revenues		Operating Income/(Loss)
	2021	2020	2021	2020
JBI	$1,289	$1,065	$134.6	$107.0
DCS	621	533	79.0	83.1
ICS	608	304	3.1	(13.1)
FMS	212	140	10.7	(5.2)
JBT	184	108	14.2	3.5
Other (includes corporate)	-	-	(0.1)	(0.1)
Subtotal	2,914	2,150	241.5	175.2
Inter-segment eliminations	(6)	(4)	-	-
Total	$2,908	$2,146	$241.5	$175.2

Total consolidated operating revenue increased 36% to $2.91 billion for second quarter 2021, compared with $2.15 billion for second quarter 2020. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 31%. This increase in operating revenues was driven by increased revenues in ICS and JBT as both segments benefited from a strong rate environment and captured capacity in the Marketplace for J.B. Hunt 360, increased revenues in JBI driven by increased volumes and higher revenue per load, increased stop counts in FMS, and improved fleet productivity and higher average truck counts in DCS.

JBI segment revenue increased 21% to $1.29 billion during the second quarter 2021, compared with $1.07 billion in 2020. This increase in segment revenue was primarily a result of a 6% increase in load volume and a 15% increase in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharge revenue increased 9% compared to the second quarter 2020. Transcontinental load volume increased 3% and eastern network volumes increased 9% over the second quarter 2020. While customer demand for intermodal services remains strong, significant restrictions throughout the rail network were implemented during the current quarter by rail service providers reflecting challenges within the rail network related to equipment imbalances and chassis and labor shortages. JBI also experienced unprecedented levels of customer detention of trailing equipment during the quarter further pressuring the availability of capacity and volumes. Operating income of the JBI segment increased 26% to $134.6 million in the second quarter 2021, from $107.0 million in 2020. The increase is primarily due to higher load volumes and increased revenue per load, partially offset by higher rail and third-party dray purchased transportation expense, higher costs to attract and retain drivers, higher non-driver salary, wages and incentive compensation, and higher equipment cost. The current period ended with approximately 99,400 units of trailing capacity and 5,820 power units available to the dray fleet.

DCS segment revenue increased 17% to $621 million in the second quarter 2021, from $533 million in 2020. Productivity, defined as revenue per truck per week, increased by approximately 11% when compared to the second quarter 2020, while productivity excluding fuel surcharge revenue increased 7% from a year ago. This increase was primarily due to higher utilization of assets, contracted indexed-based price escalators, and less idle equipment during the current quarter. A net additional 832 revenue producing trucks were in the fleet by the end of the current quarter compared to prior year. Operating income of our DCS segment decreased 5% to $79.0 million in second quarter 2021, from $83.1 million in 2020. Higher revenues during the current quarter were more than offset by increases in driver wage and recruiting costs, higher non-driver personnel salary, wages and incentive compensation, higher group medical expense, and additional costs related to the implementation of new, long term customer contracts.

ICS revenue increased 100% to $608 million in the second quarter of 2021, from $304 million in 2020. Overall volumes increased 20%, while truckload volumes increased 30% compared to the second quarter of 2020. Contractual business represented approximately 48% of total load volume and 35% of total revenue in the current period compared to 67% and 55%, respectively, in second quarter 2020. Revenue per load increased 66% primarily due to higher spot and contractual customer rates within the full truckload service offering and overall customer freight mix, compared to second quarter 2020. Approximately $396 million of second quarter 2021 ICS revenue was executed through the Marketplace for J.B. Hunt 360 compared to $229 million in second quarter 2020. Gross profit margin decreased to 10.5% in the current quarter versus 11.8%, primarily due to tightening supply dynamics during the current period compared to second quarter 2020. ICS segment had operating income of $3.1 million in second quarter 2021, compared to an operating loss of $13.1 million in 2020, primarily due to higher gross profit margin dollars, partially offset by higher personnel and technology costs in the current quarter. ICS’s carrier base increased 30% compared to second quarter 2020.

FMS segment revenue increased 52% to $212 million in the second quarter 2021 from $140 million in 2020. Stop count for the second quarter 2021 increased 59% when compared to 2020, primarily due to the addition of multiple customer contracts implemented over the last year and second quarter 2020 including temporary suspension of operations at several customer sites as a result of the COVID-19 pandemic. Productivity, defined as revenue per stop, decreased 4% compared to 2020, primarily due to a shift in the mix of business between asset and asset-light operations. FMS segment had operating income of $10.7 million in the second quarter of 2021 compared to an operating loss of $5.2 million in 2020. The increase in operating income in the second quarter 2021 was primarily the result of higher volumes compared to the prior year quarter and a $3.2 million benefit from the net settlement of claims, partially offset by higher personnel expense related to salary, wages and incentive compensation.

JBT segment revenue increased 70% to $184 million in the second quarter of 2021, from $108 million in 2020. Revenue excluding fuel surcharge revenue increased 66%, due primarily to a 58% increase in revenue per load excluding fuel surcharge revenue and a 5% increase in load count compared to second quarter 2020. Revenue per loaded mile excluding fuel surcharge revenue increased 40% and average length of haul increased 13% compared to the prior year quarter. In addition, comparable contractual customer rates increased 25% when compared to second quarter 2020. At the end of the current quarter, JBT operated 1,770 tractors and 8,958 trailers compared to 1,897 tractors and 7,985 trailers in 2020. JBT segment operating income increased 308% to $14.2 million in second quarter 2021, compared with $3.5 million in 2020. Benefits from increased load counts and revenue per load during the current quarter were partially offset by increases in purchased transportation expense and higher salary and wage expenses for non-driver personnel related to the continued expansion of 360box® and increased usage of non-asset power.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2021	2020	2021 vs. 2020
Total operating revenues	100.0%	100.0%	35.6%
Operating expenses:
Rents and purchased transportation	52.9	48.2	48.7
Salaries, wages and employee benefits	22.9	25.8	20.1
Depreciation and amortization	4.8	6.1	7.0
Fuel and fuel taxes	4.4	3.5	68.1
Operating supplies and expenses	3.1	3.7	15.0
General and administrative expenses, net of asset dispositions	1.6	2.1	6.5
Insurance and claims	1.2	1.4	14.9
Operating taxes and licenses	0.5	0.6	4.7
Communication and utilities	0.3	0.4	8.3
Total operating expenses	91.7	91.8	35.3
Operating income	8.3	8.2	37.9

Net interest expense	0.4	0.6	(5.9)
Earnings before income taxes	7.9	7.6	41.3
Income taxes	2.0	1.9	41.0
Net earnings	5.9%	5.7%	41.5%

Total operating expenses increased 35.3%, while operating revenues increased 35.6%, during the second quarter 2021, from the comparable period 2020. Operating income increased to $241.5 million during the second quarter 2021, from $175.2 million in 2020.

Rents and purchased transportation costs increased 48.7% in second quarter 2021. This increase was primarily the result of the increase in load volume, which increased services provided by third-party rail and truck carriers within JBI and ICS segments, increased rail and truck carrier purchased transportation rates, and an increase in the use of third-party truck carriers by FMS and JBT during the current period.

Salaries, wages and employee benefits costs increased 20.1% during the second quarter 2021, compared with 2020. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers, an increase in the number of employees, and additional incentive compensation.

Depreciation and amortization expense increased 7.0% in second quarter 2021, primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of specialized trailing equipment and scheduled turnover of tractors within our JBI segment, and increased capital investments in information technology. Fuel costs increased 68.1% in 2021, compared with 2020, due primarily to an increase in the price of fuel and an increase in road miles.

Operating supplies and expenses increased 15%, driven primarily by higher equipment maintenance costs, increased tire expense, higher travel and entertainment expenses, and increased tolls expense. General and administrative expenses increased 6.5% for the current quarter from the comparable period in 2020, primarily due to higher advertising costs, increased technology spend on the J.B. Hunt 360 platform and legacy system upgrades, and increased driver hiring expenses, partially offset by lower bad debt expenses. Net loss from sale or disposal of assets was $1.2 million in 2021, compared to a net loss of $1.0 million in 2020. Insurance and claims expense increased 14.9% in 2021 compared with 2020, primarily due to higher incident volume and higher insurance policy premium expenses, partially offset by a $3.2 million benefit from the net settlement of claims within the FMS segment.

Net interest expense decreased 5.9% in 2021 primarily due to lower effective interest rates on our debt compared to second quarter 2020. Income tax expense increased 41.0% in second quarter 2021, compared with 2020, primarily due to increased taxable earnings in second quarter 2021. Our effective income tax rate was 25.0% for both the second quarter 2021 and 2020. Our annual tax rate for 2021 is expected to be between 23.5% and 24.5%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2021	2020	2021	2020
JBI	$2,467	$2,215	$242.1	$209.2
DCS	1,201	1,075	153.3	156.0
ICS	1,133	640	10.4	(32.0)
FMS	414	293	19.2	(8.5)
JBT	333	213	24.4	5.3
Other (includes corporate)	-	-	(0.2)	(0.1)
Subtotal	5,548	4,436	449.2	329.9
Inter-segment eliminations	(21)	(10)	-	-
Total	$5,527	$4,426	$449.2	$329.9

Total consolidated operating revenues increased to $5.53 billion for the first six months of 2021, a 25% increase from $4.43 billion for the comparable period 2020. Fuel surcharge revenue increased to $531.5 million during the first six months of 2021, compared with $394.6 million in 2020. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 24% for the first six months of 2021 compared to the prior year period.

JBI segment revenue increased 11% to $2.47 billion during the first six months of 2021, compared with $2.21 billion in 2020. Load volume during the first six months of 2021 increased 1% and revenue per load increased 10%, which is determined by the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, increased 8% compared to the first six months of 2020. JBI segment operating income increased 16% to $242.1 million in the first six months of 2021, from $209.2 million in 2020. Benefits from increased revenue were partially offset by severe weather-related disruptions in the first quarter of 2021 that further deteriorated network fluidity and challenges already present, higher rail and third-party dray purchased transportation expense, higher driver wages and recruiting costs, increased equipment costs, and higher salary, wages and incentive compensation for non-driver personnel, when compared to the first six months of 2020. JBI operating income for the first six months of 2020 included an $8.2 million rail purchase transportation expense resulting from an adjusted calculation of the revenue divisions owed to BNSF for 2019 related to the final award of our completed arbitration with BNSF issued in 2019 and JBI’s $4.0 million portion of the one-time COVID-19 related bonus paid to employee drivers and other key field personnel.

DCS segment revenue increased 12%, to $1.20 billion during the first six months of 2021, from $1.08 billion in 2020. Productivity, defined as revenue per truck per week, increased by approximately 8% from a year ago. Productivity excluding fuel surcharge revenue for the first six months of 2021 increased 6% from a year ago. The increase in productivity was primarily due to higher utilization of assets, contracted indexed-based price escalators, and less idle equipment during the current period. Operating income of our DCS segment decreased to $153.3 million in the first six months of 2021, from $156.0 million in 2020. Higher revenues during the current period were more than offset by increases in driver wage and recruiting costs, non-driver personnel salary, wages and incentive compensation, and additional costs related to the implementation of new, long term customer contracts. Operating income for the prior period included DCS’s $6.5 million portion of the one-time COVID-19 bonus paid in first quarter 2020.

ICS revenue increased 77% to $1.13 billion during the first six months of 2021, from $640 million in 2020. Overall volumes increased 9%, while revenue per load increased 62% primarily due to higher spot and contractual customer rates compared to 2020. Approximately $755.0 million of ICS revenue for the first six months of 2021 was executed through the marketplace for J.B. Hunt 360 compared to $463.8 million in 2020. Gross profit margin increased to 11.4% in the current period compared to 10.7% in 2020, primarily due to the increased contractual and spot rates, a higher mix of spot business, and changes in supply dynamics that occurred throughout the current period, compared to the first six months of 2020. ICS segment had operating income of $10.4 million in the first six months of 2021 compared to operating loss of $32.0 million in 2020, primarily due to increased revenue and higher gross profit margins, partially offset by higher personnel and technology costs during the first six months of 2021.

FMS revenue increased 41% to $414 million during the first six months of 2021, from $293 million in 2020, primarily due to the addition of multiple customer contracts implemented over the last year and 2020 including temporary suspension of operations at several customer sites as a result of the COVID-19 pandemic. Stop count for the first six months of 2021 increased 47%, while productivity, defined as revenue per stop, decreased 4% compared to 2020. The reduction in productivity was primarily due to a shift in the mix of business between asset and asset-light operations resulting from the characteristics of new customer contracts. FMS segment had operating income of $19.2 million in the first six months of 2021 compared to an operating loss of $8.5 million in 2020. The increase in operating income was primarily due to increased revenues and a $3.2 million benefit from the net settlement of claims, partially offset by higher salary, wages and incentive compensation for non-driver personnel, and increased third-party truck purchased transportation costs. Operating loss for the first six months of 2020 included FMS’s $1.3 million portion of the one-time COVID-19 bonus paid in first quarter 2020.

JBT segment revenue increased 56% to $333 million for the first six months of 2021, from $213 million in 2020. Revenue excluding fuel surcharge revenue also increased 56%, primarily due to a 5% increase in load volume and a 48% increase in revenue per load excluding fuel surcharge revenue compared to 2020. Operating income of our JBT segment increased to $24.4 million in the first six months of 2021, from $5.3 million in 2020. The increase in operating income was driven primarily by increased load counts and revenue per load during the current period which were partially offset by increases in purchased transportation expense and higher salary and wage expenses for non-driver personnel related to the continued expansion of 360box and increased usage of non-asset power. Operating income for the first six months of 2020 included JBT’s $0.5 million portion of the one-time COVID-19 bonus paid in first quarter 2020.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2021	2020	2021 vs. 2020
Total operating revenues	100.0%	100.0%	24.9%
Operating expenses:
Rents and purchased transportation	52.3	49.0	33.2
Salaries, wages and employee benefits	23.3	25.5	13.9
Depreciation and amortization	5.0	5.9	6.3
Fuel and fuel taxes	4.3	4.0	35.8
Operating supplies and expenses	3.1	3.7	4.8
General and administrative expenses, net of asset dispositions	1.8	2.0	2.9
Insurance and claims	1.3	1.4	16.2
Operating taxes and licenses	0.5	0.6	4.3
Communication and utilities	0.3	0.4	1.1
Total operating expenses	91.9	92.5	23.9
Operating income	8.1	7.5	36.2
Net interest expense	0.4	0.6	(3.1)
Earnings before income taxes	7.7	6.9	39.3
Income taxes	1.9	1.8	35.4
Net earnings	5.8%	5.1%	40.7%

Total operating expenses increased 23.9%, while operating revenues increased 24.9%, during the first six months of 2021, from the comparable period of 2020. Operating income increased to $449.2 million during the first six months of 2021, from $329.9 million in 2020.

Rents and purchased transportation costs increased 33.2% in 2021. This increase was primarily the result of increased load volumes, which increased services provided by third-party rail and truck carriers within JBI and ICS segments, increased rail and truck carrier purchased transportation rates, and an increase in the use of third-party truck carriers by FMS and JBT during the current period.

Salaries, wages and employee benefits costs increased 13.9% in 2021 from 2020. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers, an increase in the number of employees, and additional incentive compensation. This increase was partially offset by 2020 including a $12.3 million one-time COVID-19 related bonus paid to employee drivers and other key field personnel and $3.4 million of additional stock compensation expense related to the acceleration of equity award vesting for executive employee retirements.

Depreciation and amortization expense increased 6.3% in 2021 primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of specialized trailing equipment and scheduled turnover of tractors within our JBI segment, and increased capital investments in information technology. Fuel costs increased 35.8% in 2021, compared with 2020, due primarily to an increase in the price of fuel and an increase in road miles.

Operating supplies and expenses increased 4.8% driven primarily by higher equipment maintenance costs, increased tire expense, increased tolls expense, and higher weather-related towing costs. General and administrative expenses increased 2.9% from the comparable period in 2020, primarily due to higher advertising costs, increased technology spend on the J.B. Hunt 360 platform and legacy system upgrades, and increased driver hiring expenses, partially offset by lower bad debt expenses. Net loss from sale or disposal of assets was $2.4 million for both the 2021 and 2020 periods. Insurance and claims expense increased 16.2% in 2021 compared with 2020, primarily due to higher incident volume and higher insurance policy premium expenses, partially offset by a $3.2 million benefit from the net settlement of claims within the FMS segment.

Net interest expense decreased 3.1% in 2021, due primarily to lower effective interest rates on our debt. Income tax expense increased 35.4% during the first six months of 2021, compared with 2020, primarily due to increased taxable earnings in the first six months of 2021, partially offset by a lower effective income tax rate. The decrease in our 2021 effective income tax rate when compared to 2020 was due to the impact of stock compensation accelerations for executive employee retirements in 2020. Our effective income tax rate was 25.0% for the first six months of 2021, compared to 25.7% in 2020. Our annual tax rate for 2021 is expected to be between 23.5% and 24.5%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $668.7 million during the first six months of 2021, compared with $640.0 million for the same period 2020. Operating cash flows increased due to increased earnings, partially offset the timing of general working capital activities. Net cash used in investing activities totaled $260.8 million in 2021, compared with $264.5 million in 2020. The decrease resulted from a decrease in equipment purchases, net of proceeds from the sale of equipment during the current period. Net cash used in financing activities was $150.3 million in 2021, compared with $135.8 million in 2020. This change resulted primarily from an increase in treasury stock purchases and higher dividends paid during the first six months of 2021.

Debt and Liquidity Data

	June 30, 2021	December 31, 2020	June 30, 2020
Working capital ratio	1.80	1.70	1.59
Total debt (millions)	$1,303.5	$1,305.4	$1,307.0
Total debt to equity	0.47	0.50	0.55
Total debt as a percentage of total capital	32%	33%	35%

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. Should COVID-19 related economic conditions warrant, we believe we have sufficient credit resources available to meet our near and long-term operating and capital needs. Throughout 2020 and the start of 2021, we paused or cancelled certain capital expenditures and other discretionary spending in response to the COVID-19 pandemic. As a result, at June 30, 2021, we had a cash balance of $571 million and we had no outstanding balance on our revolving line of credit, which authorizes us to borrow up to $750 million and is supported by a credit agreement with a group of banks that expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date.

Our financing arrangements require us to maintain certain covenants and financial ratios. At June 30, 2021, we were well above compliance with all covenants and financial ratios, and we fully intend and expect to emerge from the current COVID-19 related economic environment with our investment-grade rating intact.

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

The following table summarizes our expected obligations and commitments as of June 30, 2021 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$152.8	$54.6	$64.5	$19.4	$14.3
Debt obligations	1,300.0	-	350.0	250.0	700.0
Interest payments on debt (1)	159.2	42.0	72.0	45.2	-
Commitments to acquire revenue equipment and facilities	2,005.0	1,256.1	748.9	-	-
Total	$3,617.0	$1,352.7	$1,235.4	$314.6	$714.3

(1)	Interest payments on debt are based on the debt balance and applicable rate at June 30, 2021.

Our net capital expenditures were approximately $261 million during the first six months of 2021, compared with $265 million for the same period 2020. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2021 were primarily for tractors, intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $2.0 billion during the years 2021 to 2023. In response to the COVID-19 pandemic, we previously paused or cancelled certain capital expenditures originally planned for 2020. Based on the current economic environment and our longer-term outlook, we have increased our anticipated net capital expenditures for 2021, which will primarily be driven by additional intermodal containers, trailers used in our 360box program, and additional DCS tractors. Accordingly, we now expect to spend in the range of $1.1 billion to $1.2 billion for net capital expenditures during 2021. However, our ultimate capital expenditure levels could be affected by evolving customer needs and any manufacturer production slowdowns resulting from the COVID-19 pandemic. The table above excludes $77.6 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $2.0 billion, as of June 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our outstanding debt at June 30, 2021 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 3.30% to 3.875%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $350 million of 3.30% fixed rate senior notes due August 2022 to a variable rate, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or six months ended June 30, 2021. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2021, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future, or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2021, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

There were no changes in our internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2021:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
April 1 through April 30, 2021	-	-	-	498
May 1 through May 31, 2021	203,742	169.61	203,742	463
June 1 through June 30, 2021	280,297	166.91	280,297	416
Total	484,039	$168.05	484,039	$416

(1)	On January 22, 2020, our Board of Directors authorized the purchase of up to $500 million of our common stock. This stock repurchase program has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit Number	Exhibits
3.1	Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2	Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated April 23, 2015 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed April 27, 2015)

22.1	List of Guarantor Subsidiaries of J.B. Hunt Transport Services, Inc. (incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed February 23, 2021)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 3rd day of August, 2021.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ John Kuhlow
Chief Financial Officer,
Executive Vice President
(Principal Financial and Accounting Officer)