Form 10-Q
period 2021-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2021-10-28
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes  ☐          No  ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2021 was 105,013,893.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2021

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating revenues, excluding fuel surcharge revenues	$2,813,939	$2,296,053	$7,808,954	$6,327,876
Fuel surcharge revenues	330,873	176,470	862,377	571,045
Total operating revenues	3,144,812	2,472,523	8,671,331	6,898,921

Operating expenses:
Rents and purchased transportation	1,667,236	1,297,333	4,557,770	3,467,782
Salaries, wages and employee benefits	711,694	594,162	1,997,196	1,722,548
Depreciation and amortization	138,923	132,392	415,839	392,786
Fuel and fuel taxes	139,155	87,350	379,036	263,932
Operating supplies and expenses	98,541	86,103	271,257	250,835
General and administrative expenses, net of asset dispositions	50,266	41,894	142,662	131,654
Insurance and claims	41,254	35,412	114,792	98,672
Operating taxes and licenses	15,464	13,696	43,488	40,575
Communication and utilities	8,450	8,678	26,264	24,710
Total operating expenses	2,870,983	2,297,020	7,948,304	6,393,494
Operating income	273,829	175,503	723,027	505,427
Net interest expense	11,977	11,895	36,061	36,749
Earnings before income taxes	261,852	163,608	686,966	468,678
Income taxes	62,023	38,112	168,369	116,650
Net earnings	$199,829	$125,496	$518,597	$352,028

Weighted average basic shares outstanding	105,173	105,653	105,452	105,714

Basic earnings per share	$1.90	$1.19	$4.92	$3.33

Weighted average diluted shares outstanding	106,436	106,798	106,688	106,776

Diluted earnings per share	$1.88	$1.18	$4.86	$3.30

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$529,595	$313,302
Trade accounts receivable, net	1,442,948	1,124,403
Prepaid expenses and other	292,604	404,412
Total current assets	2,265,147	1,842,117
Property and equipment, at cost	6,350,141	5,908,710
Less accumulated depreciation	2,495,557	2,219,816
Net property and equipment	3,854,584	3,688,894
Goodwill and intangible assets, net	201,706	212,122
Other assets, net	191,753	185,215
Total assets	$6,513,190	$5,928,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$354,755	$-
Trade accounts payable	749,071	587,510
Claims accruals	288,137	276,056
Accrued payroll	163,940	130,943
Other accrued expenses	88,724	90,294
Total current liabilities	1,644,627	1,084,803

Long-term debt	944,887	1,305,424
Other long-term liabilities	270,860	245,961
Deferred income taxes	730,588	692,022
Stockholders' equity	2,922,228	2,600,138
Total liabilities and stockholders' equity	$6,513,190	$5,928,348

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2020 and 2021
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at June 30, 2020	$1,671	$402,653	$4,762,295	$(2,775,776)	$2,390,843
Comprehensive income:
Net earnings	-	-	125,496	-	125,496
Cash dividend declared and paid ($0.27 per share)	-	-	(28,533)	-	(28,533)
Purchase of treasury shares	-	-	-	-	-
Share-based compensation	-	14,594	-	-	14,594
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(12,910)	-	(2,066)	(14,976)
Balances at September 30, 2020	$1,671	$404,337	$4,859,258	$(2,777,842)	$2,487,424

Balances at June 30, 2021	$1,671	$436,736	$5,242,206	$(2,881,585)	$2,799,028
Comprehensive income:
Net earnings	-	-	199,829	-	199,829
Cash dividend declared and paid ($0.30 per share)	-	-	(31,590)	-	(31,590)
Purchase of treasury shares	-	-	-	(50,336)	(50,336)
Share-based compensation	-	15,946	-	-	15,946
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(7,774)	-	(2,875)	(10,649)
Balances at September 30, 2021	$1,671	$444,908	$5,410,445	$(2,934,796)	$2,922,228

	Nine Months Ended September 30, 2020 and 2021
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2019	$1,671	$374,049	$4,592,938	$(2,701,629)	$2,267,029
Comprehensive income:
Net earnings	-	-	352,028	-	352,028
Cash dividend declared and paid ($0.81 per share)	-	-	(85,708)	-	(85,708)
Purchase of treasury shares	-	-	-	(75,193)	(75,193)
Share-based compensation	-	48,658	-	-	48,658
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(18,370)	-	(1,020)	(19,390)
Balances at September 30, 2020	$1,671	$404,337	$4,859,258	$(2,777,842)	$2,487,424

Balances at December 31, 2020	$1,671	$408,244	$4,984,739	$(2,794,516)	$2,600,138
Comprehensive income:
Net earnings	-	-	518,597	-	518,597
Cash dividend declared and paid ($0.88 per share)	-	-	(92,891)	-	(92,891)
Purchase of treasury shares	-	-	-	(136,917)	(136,917)
Share-based compensation	-	47,411	-	-	47,411
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(10,747)	-	(3,363)	(14,110)
Balances at September 30, 2021	$1,671	$444,908	$5,410,445	$(2,934,796)	$2,922,228

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net earnings	$518,597	$352,028
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	415,839	392,786
Noncash lease expense	40,160	34,110
Share-based compensation	47,411	48,658
Loss on sale of revenue equipment and other	2,317	2,255
Deferred income taxes	38,566	12,223
Changes in operating assets and liabilities:
Trade accounts receivable	(318,545)	(109,996)
Other assets	131,753	7,910
Trade accounts payable	101,636	86,867
Income taxes payable or receivable	(16,976)	45,411
Claims accruals	10,464	(5,440)
Accrued payroll and other accrued expenses	(1,373)	44,182
Net cash provided by operating activities	969,849	910,994

Cash flows from investing activities:
Additions to property and equipment	(572,717)	(559,763)
Net proceeds from sale of equipment	61,642	111,042
Changes in other assets	(79)	49
Net cash used in investing activities	(511,154)	(448,672)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	1,516	221,618
Payments on revolving lines of credit and other	-	(220,100)
Purchase of treasury stock	(136,917)	(75,193)
Stock repurchased for payroll taxes and other	(14,110)	(19,390)
Dividends paid	(92,891)	(85,708)
Net cash used in financing activities	(242,402)	(178,773)
Net change in cash and cash equivalents	216,293	283,549
Cash and cash equivalents at beginning of period	313,302	35,000
Cash and cash equivalents at end of period	$529,595	$318,549

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45,643	$47,095
Income taxes	$140,992	$58,497

Noncash investing activities
Accruals for equipment received	$72,459	$36,010

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts is calculated over the life of the underlying receivable and is based on historical experience; any known trends or uncertainties related to customer billing and account collectability; current economic conditions; and reasonable and supportable economic forecasts, each applied to segregated risk pools based on the business segment that generated the receivable. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts for our trade accounts receivable was $17.0 million at September 30, 2021 and $18.4 million at December 31, 2020. During the three and nine months ended September 30, 2021, the allowance for uncollectible accounts increased by $1.1 million and $2.5 million, respectively, and was reduced $0.3 million and $3.9 million, respectively, by write-offs.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.3 million and 1.2 million shares during the three and nine months ended September 30, 2021, compared to 1.1 million shares during the three and nine months ended September 30, 2020.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted share units:
Pretax compensation expense	$11,677	$11,250	$34,669	$38,358
Tax benefit	2,931	2,880	8,702	9,820
Restricted share unit expense, net of tax	$8,746	$8,370	$25,967	$28,538
Performance share units:
Pretax compensation expense	$4,269	$3,344	$12,742	$10,300
Tax benefit	1,071	856	3,198	2,637
Performance share unit expense, net of tax	$3,198	$2,488	$9,544	$7,663

As of September 30, 2021, we had $74.1 million and $23.7 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 3.1 years for restricted share units and 2.5 years for performance share units. During the nine months ended September 30, 2021, we issued 159,801 shares for vested restricted share units and 95,415 shares for vested performance share units. Of these totals, 148,554 shares for vested restricted share units and 18,467 shares for vested performance share units were issued during the third quarter 2021.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost and fair value swap, under our current financing arrangements consist of the following (in millions):

	September 30, 2021	December 31, 2020
Senior notes	$1,299.6	$1,305.4
Less current portion of long-term debt	(354.7)	-
Total long-term debt	$944.9	$1,305.4

Senior Revolving Line of Credit

At September 30, 2021, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At September 30, 2021, we had no outstanding borrowings under this agreement.

Senior Notes

Our senior notes consist of three separate issuances. The first is $250 million of 3.85% senior notes due March 2024, issued in March 2014. Interest payments under this note are due semiannually in March and September of each year, beginning September 2014. The second is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under this note are due semiannually in February and August of each year, beginning February 2016. The third is $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under this note are due semiannually in March and September of each year beginning September 2019. All three senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to shelf registration statements filed in February 2014 and January 2019. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 5, Derivative Financial Instruments, for terms of an interest rate swap entered into on the $350 million of 3.30% senior notes due August 2022.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2021.

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

We entered into a receive fixed-rate and pay variable-rate interest rate swap agreement simultaneously with the issuance of our $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amount of this interest rate swap agreement equals that of the corresponding fixed-rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.48% for our $350 million of 3.30% senior notes at September 30, 2021. The swap expires when the corresponding senior notes are due. The fair value of this swap is recorded in other assets in our Condensed Consolidated Balance Sheet at September 30, 2021. See Note 7, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of this interest rate swap recorded in earnings is offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On April 20, 2017, our Board of Directors authorized the purchase of up to $500 million of our common stock. On January 22, 2020, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At September 30, 2021, $366 million of this combined authorization was remaining. We purchased approximately 804,000 shares, or $136.9 million, of our common stock under our repurchase authorization during the nine months ended September 30, 2021, of which 286,000 shares, or $50.3 million, were purchased in third quarter 2021. On July 21, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.30, which was paid August 20, 2021, to stockholders of record on August 6, 2021. On October 21, 2021, our Board of Directors declared a regular quarterly dividend of $0.30 per common share, which will be paid on November 19, 2021, to stockholders of record on November 5, 2021.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at September 30, 2021 (in millions):

	Asset/(Liability) Balance
	September 30, 2021	December 31, 2020	Input Level
Trading investments	$25.1	$23.1	1
Interest rate swap	$5.2	$12.5	2
Senior notes, net of unamortized discount and debt issuance costs	$(354.7)	$(361.3)	2

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

Financial Instruments

The carrying amount of our remaining senior notes not measured at fair value on a recurring basis was $944.9 million and $944.1 million at September 30, 2021 and December 31, 2020, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.05 billion and $1.09 billion at September 30, 2021 and December 31, 2020, respectively.

The carrying amounts of all other instruments at September 30, 2021, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 23.7% for the three months ended September 30, 2021, compared to 23.3% for the three months ended September 30, 2020. Our effective income tax rate was 24.5% for the first nine months of 2021, compared to 24.9% in 2020. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At September 30, 2021, we had a total of $72.8 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $62.4 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $8.0 million at September 30, 2021.

9.	Legal Proceedings

In January 2017, we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF Railway Company (BNSF). BNSF requested the same. In October 2019, the arbitrators issued a Final Award and we recorded pretax charges in the third quarter 2019 of $26.8 million related to certain charges claimed by BNSF and $17.4 million for legal fees, cost and interest claimed by BNSF, for a total of $44.2 million. On January 17, 2020, we filed under seal in the United States District Court for the Western District of Arkansas (the Arkansas Federal Court) a motion to confirm and enforce the Final Award, seeking the Court’s specific enforcement of certain confidential contractual rights the arbitrators decided in our favor. BNSF moved to confirm the Final Award in the United States District Court for the District of Columbia, but that requested relief was ultimately denied and dismissed as moot. During the first quarter 2020, we recorded an $8.2 million pretax charge resulting from an adjusted calculation of the revenue divisions owed to BNSF under the Final Award. On July 21, 2020, the Arkansas Federal Court granted our motion in part, entering a judgment confirming the arbitration awards. In a sealed opinion, the Court denied our request for additional enforcement relief but did not foreclose our right to pursue post-confirmation enforcement in court or in arbitration if warranted. We filed an appeal with the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit) seeking review of the Arkansas Federal Court’s denial. On August 13, 2021, the Eighth Circuit affirmed in part, and reversed in part, the Arkansas Federal Court’s denial of our request for relief and remanded the matter for entry of a declaratory judgment consistent with its appellate decision. On October 21, 2021, the Arkansas Federal Court entered an Amended Judgment granting declaratory judgment adopting the holdings of the Eighth Circuit’s opinion.

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

We reported five distinct business segments during the nine months ended September 30, 2021 and 2020. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions™ (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 14, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2020. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts)
	September 30, 2021	December 31, 2020
JBI	$2,798	$2,426
DCS	1,661	1,482
ICS	394	301
FMS	472	486
JBT	358	286
Other (includes corporate)	830	947
Total	$6,513	$5,928

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
JBI	$1,413	$1,211	$3,879	$3,426
DCS	665	533	1,866	1,628
ICS	666	431	1,799	1,071
FMS	206	182	620	475
JBT	204	109	537	322
Subtotal	3,154	2,486	8,701	6,922
Inter-segment eliminations	(9)	(13)	(30)	(23)
Total	$3,145	$2,473	$8,671	$6,899

	Operating Income/(Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
JBI	$165.1	$108.4	$407.2	$317.7
DCS	78.1	80.4	231.5	236.4
ICS	14.7	(18.3)	25.1	(50.3)
FMS	1.3	2.1	20.5	(6.5)
JBT	14.7	2.9	39.0	8.2
Other (includes corporate)	(0.1)	-	(0.3)	(0.1)
Total	$273.8	$175.5	$723.0	$505.4

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
JBI	$48.9	$47.4	$147.5	$140.7
DCS	58.3	55.9	173.6	167.8
ICS	0.2	0.3	0.6	0.9
FMS	8.7	8.2	26.3	24.6
JBT	9.1	8.8	26.8	25.6
Other (includes corporate)	13.7	11.8	41.0	33.2
Total	$138.9	$132.4	$415.8	$392.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our operations continue to be impacted by the COVID-19 global pandemic. Due to the nature of our business and the large portion of our workforce consisting of drivers and other non-office personnel, fewer than 25% of our total employees have been able to work remotely; however, we remain committed to the safety of our workforce, suppliers, and customers while continuing to meet our customers’ needs. In the first quarter 2020, we began our COVID-19 response activities which have been expanded and will continue as necessary until the risks related to COVID-19 dissipate. Our COVID-19 safety response activities at our home office campus and all other field locations throughout North America include requiring remote working when possible, expanded health and safety policies, facility modifications, increased security coverage, and purchase and distribution of personal protective equipment and supplies. During the first nine months of 2021, we committed to providing incremental paid time off for employees to eliminate any financial loss caused by their absence from work when receiving the COVID-19 vaccination. We also continue to work with local healthcare organizations to provide vaccination assistance under applicable area guidelines and procedures to all employees and their family members.

On September 9, 2021, President Biden issued an executive order that, in conjunction with guidance issued pursuant to the order, requires all employers with U.S. Government contracts to require their U.S.-based employees, contractors, or subcontractors who work on or in support of certain U.S. Government contracts, to be fully vaccinated by December 8, 2021, with limited exceptions for medical and religious reasons permitted. In addition, on the same day, President Biden announced that he has directed the Occupational Safety and Health Administration (OSHA) to develop an Emergency Temporary Standard (ETS) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. OSHA has not yet issued the ETS nor provided any additional information on its contents or requirements. We are currently taking steps to comply with these new rules and await the release of the ETS by OSHA. We continue to review and analyze both external and internal COVID-related data, including the effects of the Delta variant, on a daily basis in anticipation of the full return to office phase of our COVID-19 response. Thus far throughout the pandemic, we have been pleased with the continued performance of our employees, particularly our drivers, who have been consistently available to serve our customers.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2021	2020	2021	2020
JBI	$1,413	$1,211	$165.1	$108.4
DCS	665	553	78.1	80.4
ICS	666	431	14.7	(18.3)
FMS	206	182	1.3	2.1
JBT	204	109	14.7	2.9
Other (includes corporate)	-	-	(.1)	-
Subtotal	3,154	2,486	273.8	175.5
Inter-Segment eliminations	(9)	(13)	-	-
Total	$3,145	$2,473	$273.8	$175.5

Total consolidated operating revenues were $3.14 billion for the third quarter 2021, compared to $2.47 billion for the third quarter 2020. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 23%. This increase was the result of all operating segments reporting revenue growth during the current period when compared to the third quarter 2020. JBT and ICS operating revenues increased as both segments were able to source and secure capacity for customers in the Marketplace for J.B. Hunt 360 within the current capacity-constrained freight environment. JBI reported higher operating revenue over the third quarter 2020, due primarily to increased revenue per load, partially offset by a decrease in load volume. Current quarter DCS operating revenue increased primarily due to an increase in average revenue producing trucks and increased fleet productivity versus the prior year period. FMS operating revenue increased due primarily to an increase in revenue per stop, partially offset by a reduction in stops, compared to the comparable quarter in 2020.

JBI segment revenue increased 17% to $1.41 billion during the third quarter 2021, compared with $1.21 billion in 2020. This increase in segment revenue was primarily a result of a 24% increase in revenue per load compared to a year ago, which is the combination of changes in freight mix, customer rates, cost recovery efforts, and fuel surcharge revenue, partially offset by a 6% decrease in load volume. Revenue per load excluding fuel surcharge revenue increased 18% compared to third quarter 2020. Load volume in our eastern network decreased 2% and transcontinental loads decreased 9% over the third quarter 2020. While customer demand for intermodal services remains strong, JBI continued to experience significant restrictions throughout the rail network, which combined with elevated levels of customer detention of trailing equipment during the current quarter to further pressure the availability of capacity and volumes. Operating income of our JBI segment increased 52% to $165.1 million in 2021, from $108.4 million in 2020. The increase is primarily due to increased revenue, partially offset by higher rail and third-party dray purchased transportation expense, higher costs to attract and retain drivers, increased non-driver salary, wages, and incentive compensation, and higher equipment cost. The current period ended with 102,230 units of trailing capacity and 6,017 power units available to the dray fleet.

DCS segment revenue increased 20% to $665 million in the third quarter of 2021, from $553 million in 2020. Productivity, defined as revenue per truck per week, increased 7% compared to 2020, while productivity excluding fuel surcharge revenue increased by approximately 3% from a year ago. A net additional 1,527 revenue producing trucks were in the fleet by the end of the current quarter compared to prior year, of which 744 net trucks were added in the third quarter 2021. Operating income of our DCS segment decreased 3% to $78.1 million in 2021, from $80.4 million in 2020. The decrease is primarily due to increased revenue being more than offset by higher driver wage and recruiting costs, increased non-driver salary, wages, and incentive compensation, and other costs related to the implementation of new, long-term customer contracts.

ICS segment revenue increased 55% to $666 million in the third quarter 2021, from $431 million in the third quarter 2020. Overall volumes increased 4% while truckload volumes increased 14% when compared to third quarter 2020. Revenue per load increased 48%, primarily due to changes in customer freight mix and an improved pricing environment for both contractual and spot rates within the truckload business compared to 2020. Contractual business represented approximately 54% of total load volume and 41% of total revenue in the current period compared to 58% and 38%, respectively, in third quarter 2020. Approximately $397 million of third quarter 2021 ICS revenue was executed through the Marketplace for J.B. Hunt 360 compared to $291 million in third quarter 2020. Gross profit margin increased to 12.0% in the current quarter versus 7.6% last year primarily due to increased rates within our contractual business resulting from the continuation of constricted supply dynamics compared to third quarter 2020. ICS segment had operating income of $14.7 million in third quarter 2021, compared to an operating loss of $18.3 million in 2020. The increase in operating income is primarily due to the higher gross profit margins, partially offset by higher personnel salary, wages, and incentive compensation, and increased technology costs compared to third quarter 2020. ICS’s carrier base increased 35% compared to the same period last year.

FMS segment revenue increased 13% to $206 million in the third quarter 2021 from $182 million in 2020. Stop count for the third quarter 2021 decreased 3% when compared to 2020, primarily due to a reduction in stops for several customers related to labor and supply-chain constraints, which more than offset the addition of multiple new customer contracts implemented over the past year. Productivity, defined as revenue per stop, increased 17% compared to 2020, primarily due to a shift in the mix of customer business and the implementation of higher rates. Operating income of our FMS segment decreased 39% to $1.3 million in 2021, from $2.1 million in 2020. The decrease is primarily due to implementation costs related to new long-term contractual business, higher third-party contract carrier costs, lower volumes with certain customers related to product availability because of supply-chain disruptions, and higher personnel salary, wages, and incentive compensation.

JBT segment revenue increased 87% to $204 million for the third quarter 2021, from $109 million in the third quarter 2020. Revenue excluding fuel surcharge revenue increased 85%, primarily due to a 12% increase in load volumes and a 65% increase in revenue per load excluding fuel surcharge revenue, which benefited from a 20% increase in average length of haul, compared to third quarter 2020. Revenue per loaded mile excluding fuel surcharge revenue increased 36% while core customer rates increased 29% when compared to third quarter 2020. Load volume growth and the increase in average length of haul were primarily related to the continued expansion of J.B. Hunt 360box® which leverages the J.B. Hunt 360 platform to access drop-trailer capacity for customers across our transportation network. At the end of the current quarter, JBT operated 9,906 trailers and 1,965 tractors compared to 8,245 and 1,713, respectively in 2020. JBT segment operating income increased 397% to $14.7 million in 2021, compared with $2.9 million in 2020. Benefits from increased load counts and revenue per load during the current quarter were partially offset by increases in purchased transportation expense, higher costs to attract and retain drivers, increased non-driver salary, wages, and incentive compensation, and higher technology costs related to the continued expansion of 360box.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2021	2020	2021 vs. 2020
Total operating revenues	100.0%	100.0%	27.2%
Operating expenses:
Rents and purchased transportation	53.0	52.5	28.5
Salaries, wages and employee benefits	22.6	24.0	19.8
Depreciation and amortization	4.4	5.4	4.9
Fuel and fuel taxes	4.4	3.5	59.3
Operating supplies and expenses	3.1	3.5	14.4
General and administrative expenses, net of asset dispositions	1.7	1.6	20.0
Insurance and claims	1.3	1.4	16.5
Operating taxes and licenses	0.5	0.6	12.9
Communication and utilities	0.3	0.4	(2.6)
Total operating expenses	91.3	92.9	25.0
Operating income	8.7	7.1	56.0
Net interest expense	0.4	0.5	0.7
Earnings before income taxes	8.3	6.6	60.0
Income taxes	1.9	1.5	62.7
Net earnings	6.4%	5.1%	59.2%

Total operating expenses increased 25.0%, while operating revenues increased 27.2% during the third quarter 2021, from the comparable period 2020. Operating income increased to $273.8 million during the third quarter 2021 from $175.5 million in 2020.

Rents and purchased transportation costs increased 28.5% in third quarter 2021. This increase was primarily the result of an increase in rail and truck carrier purchased transportation rates within JBI and ICS segments, increased ICS load volume, which increased services provided by third-party truck carriers, and an increase in the use of third-party truck carriers by JBT and FMS during third quarter of 2021 compared to 2020.

Salaries, wages and employee benefits costs increased 19.8% during the third quarter 2021, compared with 2020. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers, an increase in the number of employees, and additional incentive compensation.

Depreciation and amortization expense increased 4.9% in third quarter 2021, primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment and accessories within our JBI segment, and increased capital investments in information technology. Fuel costs increased 59.3% in 2021, compared with 2020, due primarily to an increase in the price of fuel and increased road miles.

Operating supplies and expenses increased 14.4%, driven primarily by higher equipment maintenance costs, increased tire expense, higher travel and entertainment expenses, and increased tolls expense. General and administrative expenses increased 20.0% for the current quarter from the comparable period in 2020, primarily due to higher advertising costs, increased bad debt expenses, higher charitable contributions, and increased driver hiring expenses. Net gain from sale or disposal of assets was $0.1 million in 2021, compared to $0.2 million in 2020. Insurance and claims expense increased 16.5% in 2021 compared with 2020, primarily due to higher insurance policy premium expenses and an increase in accident severity.

Net interest expense increased 0.7% in 2021 due to an increase in effective interest rates on our debt compared to third quarter 2020. Income tax expense increased 62.7% in 2021, compared with 2020, primarily due to higher taxable earnings. Our effective income tax rate was 23.7% for the third quarter 2021, compared with 23.3% for the third quarter 2020. Our annual tax rate for 2021 is expected to be between 23.5% and 24.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2021	2020	2021	2020
JBI	$3,879	$3,426	$407.2	$317.7
DCS	1,866	1,628	231.5	236.4
ICS	1,799	1,071	25.1	(50.3)
FMS	620	475	20.5	(6.5)
JBT	537	322	39.0	8.2
Other (includes corporate)	-	-	(0.3)	(0.1)
Subtotal	8,701	6,922	723.0	505.4
Inter-segment eliminations	(30)	(23)	-	-
Total	$8,671	$6,899	$723.0	$505.4

Total consolidated operating revenues were $8.67 billion for the first nine months of 2021, a 26% increase from $6.90 billion for the comparable period in 2020. Fuel surcharge revenues were $862 million during the first nine months of 2021, compared with $571 million in 2020. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 23% for the first nine months of 2021 compared to the prior year period.

JBI segment revenue increased 13%, to $3.88 billion during the first nine months of 2021, compared with $3.43 billion in 2020. Revenue per load, which is the combination of changes in freight mix, customer rate changes, cost recovery efforts, and fuel surcharge revenue, increased 15% during the first nine months of 2021, partially offset by a 1% decrease in load volume, compared to a year ago. Revenue per load excluding fuel surcharge revenue increased 11% compared to the first nine months of 2020. Operating income of the JBI segment increased to $407.2 million in the first nine months of 2021, from $317.7 million in 2020. Benefits from increased revenue were partially offset by severe weather-related disruptions in the first quarter of 2021 that further deteriorated network fluidity and challenges already present, higher rail and third-party dray purchased transportation expense, higher driver wages and recruiting costs, increased non-driver salary, wages, and incentive compensation, and higher equipment costs when compared to the first nine months of 2020. JBI operating income for the first nine months of 2020 included an $8.2 million rail purchase transportation expense resulting from an adjusted calculation of the revenue divisions owed to BNSF Railway Company (BNSF) for 2019 related to the final award of our completed arbitration with BNSF issued in 2019 and JBI’s $4.0 million portion of a one-time COVID-19 related bonus paid to employee drivers and other key field personnel in the first quarter of 2020.

DCS segment revenue increased 15%, to $1.87 billion during the first nine months of 2021, from $1.63 billion in 2020. Productivity, defined as revenue per truck per week, increased 8% from a year ago. Productivity excluding fuel surcharge revenue for the first nine months of 2021 increased 5% from a year ago. The increase in productivity was primarily due to higher utilization of assets, contracted indexed-based price escalators, and less idle equipment during the current period. Operating income of our DCS segment decreased to $231.5 million in 2021, from $236.4 million in 2020. Higher revenues during the current period were more than offset by increases in driver wage and recruiting costs, increased non-driver salary, wages, and incentive compensation, and additional costs related to the implementation of new, long term customer contracts. Operating income for the prior period included DCS’s $6.5 million portion of a one-time COVID-19 bonus paid in first quarter 2020.

ICS revenue increased 68% to $1.80 billion during the first nine months of 2021, from $1.07 billion in 2020. Volumes during the first nine months of 2021 increased 7% when compared to 2020. Revenue per load increased 57% primarily due to higher spot and contractual customer rates and changes in customer freight mix when compared to 2020. Gross profit margin increased to 11.6% in the current year versus 9.4% last year primarily due to increased contractual and spot rates, a higher mix of spot business, and changes in supply dynamics that occurred throughout the current period, compared to the first nine months of 2020. ICS segment had operating income of $25.1 million in the first nine months of 2021 compared to an operating loss of $50.3 million in 2020, primarily due to increased revenue and higher gross profit margins, partially offset by higher personnel salary, wages, and incentive compensation and increased technology costs during the first nine months of 2021. Approximately $1.15 billion of ICS revenue for the first nine months of 2021 was executed through the Marketplace for J.B. Hunt 360 compared to $755 million in 2020.

FMS revenue increased 30% to $620 million during the first nine months of 2021, from $475 million in 2020, primarily due to the addition of multiple customer contracts implemented during the current period and 2020 including temporary suspension of operations at several customer sites as a result of the COVID-19 pandemic. Stop count for the first nine months of 2021 increased 27%, while productivity, defined as revenue per stop, increased 3% compared to 2020. The increase in productivity was primarily due to a shift in the mix of customer business and the implementation of higher rates. FMS segment had operating income of $20.5 million in the first nine months of 2021 compared to an operating loss of $6.5 million in 2020. The increase in operating income was primarily due to increased revenues and a $3.2 million benefit from the net settlement of claims, partially offset by higher implementation costs related to new long-term contractual business, higher third-party contract carrier costs, lower volumes with certain customers related to product availability because of supply-chain disruptions, and higher personnel salary, wages, and incentive compensation. Operating loss for the first nine months of 2020 included FMS’s $1.3 million portion of a one-time COVID-19 bonus paid in first quarter 2020.

JBT segment revenue increased 67% to $537 million for the first nine months of 2021, from $322 million in 2020. Revenue excluding fuel surcharge revenue for the first nine months of 2021 increased 66%, primarily due to an 8% increase in load volume and a 54% increase in revenue excluding fuel surcharge revenue per load compared to 2020. Our JBT segment operating income increased to $39.0 million during the first nine months 2021, from $8.2 million in 2020. The increase in operating income was driven primarily by increased load counts and revenue per load during the current period, which were partially offset by increases in purchased transportation expense, higher costs to attract and retain drivers, and higher non-driver salary, wages, and incentive compensation related to the continued expansion of 360box and increased usage of non-asset power. Operating income for the first nine months of 2020 included JBT’s $0.5 million portion of a one-time COVID-19 bonus paid in first quarter 2020.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2021	2020	2021 vs. 2020
Total operating revenues	100.0%	100.0%	25.7%
Operating expenses:
Rents and purchased transportation	52.6	50.3	31.4
Salaries, wages and employee benefits	23.0	25.0	15.9
Depreciation and amortization	4.8	5.7	5.9
Fuel and fuel taxes	4.4	3.8	43.6
Operating supplies and expenses	3.1	3.6	8.1
General and administrative expenses, net of asset dispositions	1.7	1.9	8.4
Insurance and claims	1.3	1.4	16.3
Operating taxes and licenses	0.5	0.6	7.2
Communication and utilities	0.3	0.4	6.3
Total operating expenses	91.7	92.7	24.3
Operating income	8.3	7.3	43.1
Net interest expense	0.4	0.5	(1.9)
Earnings before income taxes	7.9	6.8	46.6
Income taxes	1.9	1.7	44.3
Net earnings	6.0%	5.1%	47.3%

Total operating expenses increased 24.3%, while operating revenues increased 25.7%, during the first nine months 2021, from the comparable period of 2020. Operating income increased to $723.0 million during the first nine months 2021, from $505.4 million in 2020.

Rents and purchased transportation costs increased 31.4% in 2021. This increase was primarily the result of an increase in rail and truck carrier purchased transportation rates within JBI and ICS segments, increased ICS load volume, which increased services provided by third-party truck carriers, and an increase in the use of third-party truck carriers by JBT and FMS during third quarter of 2021 compared to 2020.

Salaries, wages and employee benefits costs increased 15.9% in 2021 from 2020. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers, an increase in the number of employees, and additional incentive compensation. Salaries, wages and employee benefits costs for the first nine months of 2020 included a $12.3 million one-time COVID-19 related bonus paid to employee drivers and other key field personnel and $3.4 million of additional stock compensation expense related to the acceleration of equity award vesting for executive employee retirements.

Depreciation and amortization expense increased 5.9% in 2021 primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment and scheduled turnover of tractors within our JBI segment, and increased capital investments in information technology. Fuel costs increased 43.6% in 2021, compared with 2020, due primarily to an increase in the price of fuel and increased road miles.

Operating supplies and expenses increased 8.1% driven primarily by higher equipment maintenance costs, increased tire expense, increased tolls expense, and higher weather-related towing costs, partially offset by reduced operating supplies and building maintenance costs in response to COVID-19 compared to 2020. General and administrative expenses increased 8.4% from the comparable period in 2020, primarily due to higher advertising costs, increased technology spend, and increased driver hiring expenses, partially offset by lower bad debt expenses. Net loss from sale or disposal of assets was $2.3 million in 2021 and 2020. Insurance and claims expense increased 16.3% in 2021 compared with 2020, primarily due to higher incident volume and higher insurance policy premium expenses, partially offset by a $3.2 million benefit from the net settlement of claims within the FMS segment.

Net interest expense decreased 1.9% in 2021, due primarily to lower effective interest rates on our debt. Income tax expense increased 44.3% during the first nine months of 2021, compared with 2020 primarily due to increased taxable earnings in the first nine months of 2021. Our effective income tax rate was 24.5% for the nine months ended 2021, compared to 24.9% in 2020. Our annual tax rate for 2021 is expected to be between 23.5% and 24.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $969.8 million during the first nine months of 2021, compared with $911.0 million for the same period 2020. Operating cash flows increased due to increased earnings, partially offset the timing of general working capital activities. Net cash used in investing activities totaled $511.1 million in 2021, compared with $448.7 million in 2020. The increase resulted from an increase in equipment purchases, net of proceeds from the sale of equipment, during the current period. Net cash used in financing activities was $242.4 million in 2021, compared with $178.8 million in 2020. This increase resulted primarily from an increase in treasury stock purchased in 2021 compared to the same period in 2020.

Debt and Liquidity Data

	September 30, 2021	December 31, 2020	September 30, 2020
Working capital ratio	1.38	1.70	1.58
Current portion of long-term debt (millions)	$354.7	$-	$-
Total debt (millions)	$1,299.6	$1,305.4	$1,303.4
Total debt to equity	0.44	0.50	0.52
Total debt as a percentage of total capital	31%	33%	34%

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors, and trailers required to support our growth and the replacement of older equipment as well as periodic business acquisitions. We are frequently able to accelerate or postpone a portion of equipment replacements or other capital expenditures depending on market and overall economic conditions. In recent years, we have obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment. For our senior notes maturing in 2022, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing senior revolving line of credit or other sources of long-term financing.

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. Should COVID-19 related economic conditions warrant, we believe we have sufficient credit resources available to meet our near and long-term operating and capital needs. Throughout 2020 and the start of 2021, we paused or cancelled certain capital expenditures and other discretionary spending in response to the COVID-19 pandemic. As a result, at September 30, 2021, we had a cash balance of $530 million and we had no outstanding balance on our revolving line of credit, which authorizes us to borrow up to $750 million and is supported by a credit agreement with a group of banks that expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date.

Our financing arrangements require us to maintain certain covenants and financial ratios. At September 30, 2021, we were well above compliance with all covenants and financial ratios, and we fully intend and expect to emerge from the current COVID-19 related economic environment with our investment-grade rating intact.

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

The following table summarizes our expected obligations and commitments as of September 30, 2021 (in millions):

	Total	One Year Or Less	One to Three Years	Three to Five Years	After Five Years
Operating leases	$194.4	$58.2	$69.2	$27.5	$39.5
Debt obligations	1,300.0	350.0	250.0	700.0	-
Interest payments on debt (1)	148.8	41.6	68.8	38.4	-
Commitments to acquire revenue equipment and facilities	2,371.8	1,291.3	1,080.5	-	-
Total	$4,015.0	$1,741.1	$1,468.5	$765.9	$39.5

(1)	Interest payments on debt are based on the debt balance and applicable rate at September 30, 2021.

Our net capital expenditures were approximately $511 million during the first nine months of 2021, compared with $449 million for the same period 2020. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2021 were primarily for tractors, intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $2.4 billion during the years 2021 to 2023. In response to the COVID-19 pandemic, we previously paused or cancelled certain capital expenditures originally planned for 2020. Based on the current economic environment and our longer-term outlook, we have increased our anticipated net capital expenditures for 2021, which will primarily be driven by purchasing additional intermodal containers, trailers used in our 360box program, and additional DCS tractors. Accordingly, we now expect to spend in the range of $950 million to $1.05 billion for net capital expenditures during 2021. However, our ultimate capital expenditure levels could be affected by evolving customer needs and any manufacturer production slowdowns resulting from the COVID-19 pandemic. The table above excludes $80.8 million of potential liabilities for uncertain tax positions, including interest and penalties, which are recorded on our Condensed Consolidated Balance Sheets. However, we are unable to reasonably estimate the ultimate timing of any settlements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $2.4 billion, as of September 30, 2021.

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

Our outstanding debt at September 30, 2021 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 3.30% to 3.875%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. We currently have an interest rate swap agreement which effectively converts our $350 million of 3.30% fixed rate senior notes due August 2022 to a variable rate, to allow us to maintain a desired mix of variable and fixed rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.5 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or nine months ended September 30, 2021. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2021, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2021, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

There were no changes in our internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

In January 2017 we exercised our right to utilize the arbitration process to review the division of revenue collected beginning May 1, 2016, as well as to clarify other issues, under our Joint Service Agreement with BNSF. BNSF requested the same. In October 2019 the arbitrators issued a Final Award. On January 17, 2020, we filed under seal in the United States District Court for the Western District of Arkansas (the Arkansas Federal Court) a motion to confirm and enforce the Final Award, seeking the Court’s specific enforcement of certain confidential contractual rights the arbitrators decided in our favor. BNSF moved to confirm the Final Award in the United States District Court for the District of Columbia. On July 21, 2020, the Arkansas Federal Court granted our motion in part entering a judgment confirming the arbitration awards. In a sealed opinion, the Court denied our request for additional enforcement relief but did not foreclose our right to pursue post-confirmation enforcement in court or in arbitration if warranted. We filed an appeal with the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit) seeking review of the Arkansas Federal Court’s denial. On August 13, 2021, the Eighth Circuit affirmed in part, and reversed in part, the Arkansas Federal Court’s denial of our request for relief and remanded the matter for entry of a declaratory judgment consistent with its appellate decision. On October 21, 2021, the Arkansas Federal Court entered an Amended Judgment granting declaratory judgment adopting the holdings of the Eighth Circuit’s opinion.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended September 30, 2021:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions)
July 1 through July 31, 2021	-	$-	-	$416
August 1 through August 31, 2021	201,676	175.20	201,676	381
September 1 through September 30, 2021	84,007	178.58	84,007	366
Total	285,683	$176.20	285,683	$366

(1)	On January 22, 2020, our Board of Directors authorized the purchase of up to $500 million of our common stock. This stock repurchase program has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit Number	Exhibits

3.1

Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2

Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated October 21, 2021 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed October 27, 2021)

22.1

List of Guarantor Subsidiaries of J.B. Hunt Transport Services, Inc. (incorporated by reference from Exhibit 22.1 of the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed February 23, 2021)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 28th day of October 2021.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Financial Officer,
Executive Vice President
(Principal Financial and Accounting Officer)