Form 10-K
period 2021-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2022-02-25
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2021

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

Yes ☐  No ☒

The aggregate market value of 83,709,217 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2021, was $13.6 billion (based upon $162.95 per share).

As of February 15, 2022, the number of outstanding shares of the registrant’s common stock was 104,850,002.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Stockholders, to be held April 28, 2022, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2021

Table of Contents

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

We believe our ability to offer multiple services, utilizing our five business segments and a full complement of logistics services through third parties, represents a competitive advantage. These segments include Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions (ICS), Final Mile Services® (FMS) and Truckload (JBT). Our business usually involves slightly higher freight volumes in August through early November. Meanwhile, DCS and FMS are subject to less seasonal variation than our other segments.

Our operations continue to be impacted by the COVID-19 global pandemic. Due to the nature of our business and the large portion of our workforce consisting of drivers and other non-office personnel, fewer than 25% of our total employees have been able to work remotely; however, we remain committed to the safety of our workforce, suppliers, and customers while continuing to meet our customers’ needs. In the first quarter 2020, we began our COVID-19 response activities which have been expanded and will continue as necessary until the risks related to COVID-19 dissipate. Our COVID-19 safety response activities at our home office campus and all other field locations throughout North America include requiring remote working when possible, expanded health and safety policies, facility modifications, increased security coverage, and purchase and distribution of personal protective equipment and supplies. During 2021, we committed to providing incremental paid time off for employees to help offset any financial loss caused by their absence from work when receiving the COVID-19 vaccination. We also continue to work with local healthcare organizations to provide vaccination assistance under applicable area guidelines and procedures to employees and their family members. We continue to review and analyze both external and internal COVID-related data, including the effects of new variants, on a daily basis. We have been pleased with the continued performance of our employees, particularly our drivers, who have provided consistent service to our customers throughout the pandemic.

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

JBI operates 104,973 pieces of company-owned trailing equipment systemwide. The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality. We own and maintain our own chassis fleet, consisting of 85,649 units. The containers and chassis are uniquely designed so that they may only be paired together, which we feel creates an operational competitive advantage. JBI also manages a fleet of 5,612 company-owned tractors, 582 independent contractor trucks, and 6,943 company drivers. At December 31, 2021, the total JBI employee count was 7,940. Revenue for the JBI segment in 2021 was $5.45 billion.

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

At December 31, 2021, this segment operated 11,139 company-owned trucks, 544 customer-owned trucks, and 6 independent contractor trucks. DCS also operates 21,069 owned pieces of trailing equipment and 7,753 customer-owned trailers. The DCS segment employed 14,709 people, including 12,632 drivers, at December 31, 2021. DCS revenue for 2021 was $2.58 billion.

ICS Segment

ICS provides traditional freight brokerage and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment within other segments. By leveraging the J.B. Hunt brand, systems, and network, we provide a broader service offering to customers by providing flatbed, refrigerated, expedited, and LTL, as well as a variety of dry-van and intermodal solutions. Furthermore, we offer an online multimodal marketplace via J.B. Hunt 360 that matches the right load with the right carrier and the best mode. ICS also provides single-source logistics management for customers desiring to outsource their transportation functions and utilize our proven supply chain technology and design expertise to improve efficiency. ICS operates multiple remote sales offices or branches, as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2021, the ICS segment employed 975 people, with a carrier base of approximately 136,400. ICS revenue for 2021 was $2.54 billion.

FMS Segment

FMS provides final-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations, with 98% of the continental U.S. population living within 150 miles of a network location. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfillment and retail-pooling distributions services. FMS contracts with customers range from one to five years, with the average being approximately three years.

At December 31, 2021, this segment operated 1,272 company-owned trucks, 272 customer-owned trucks, and 19 independent contractor trucks. FMS also operates 1,036 owned pieces of trailing equipment and 185 customer-owned trailers. The FMS segment employed 3,161 people, including 1,697 drivers and 189 delivery and material assistants, at December 31, 2021. FMS revenue for 2021 was $842 million.

JBT Segment

The service offering in this segment is full-load, dry-van freight, utilizing tractors and trailers operating over roads and highways. JBT also offers services though our J.B. Hunt 360box® program which utilizes our J.B. Hunt 360 platform to access capacity and offer efficient drop trailer solutions to our customers. We typically pick up freight at the dock or specified location of the shipper and transport the load directly to the location of the consignee. We use our company-owned tractors and employee drivers or independent contractors or third-party carriers who agree to transport freight in our trailers.

At December 31, 2021, the JBT segment operated 734 company-owned tractors, 11,172 company-owned trailers, and employed 1,139 people, 733 of whom were drivers. At December 31, 2021, we had 1,501 independent contractors operating in the JBT segment. JBT revenue for 2021 was $796 million.

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

Human Capital Resources

General

Despite operating over 166,000 pieces of transportation equipment, our single greatest asset and one of the factors differentiating us from our competitors is our service-oriented people. J.B. Hunt strives to provide a supportive and safe work environment for its employees, where diverse and innovative ideas can be fostered to solve problems and provide value-added services for our customers. In addition to our employees, our customers, vendors, and communities in which we operate also share diverse backgrounds and an equally diverse range of interests and passions. J.B. Hunt puts forth its best effort to support initiatives reflecting the company values which are shared by its stakeholders.

As of December 31, 2021, we had 33,045 employees, which consisted of 22,005 company drivers, 9,740 office personnel, 1,108 maintenance technicians, and 192 delivery and material assistants. We also had arrangements with 2,108 independent contractors to transport freight in our trailing equipment. None of our employees are represented by unions or covered by collective bargaining agreements.

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

Diversity and Inclusion

We hold strongly to the principle that a qualified, diverse workforce, and inclusive workplace helps us represent the broad cross-section of ideas, values, and beliefs of our employees, customers, suppliers, and communities. In 2017, we established our Diversity and Inclusion initiative which reaches enterprise-wide and aims to create an inclusive culture and environment where employees from all backgrounds can succeed and be heard. Employees are evaluated and hired nationally in accordance with established criteria and regulatory requirements specific to their anticipated role within the Company.

In addition, the Company’s Employee Resource Groups (ERGs) offer opportunities for employee professional development, community engagement, and networking. Comprised of groups for women, Latinos, veterans, LGBTQIA+, and African Americans, our ERGs promote camaraderie within the workforce and allow employees with similar interests to build meaningful work relationships.

Employee Safety and Health

The health and well-being of our workforce is a priority as we continue to ingrain safety into our corporate culture and strive to conduct all our operations as safely as possible. J.B. Hunt employees participate in regular job-specific safety training programs. In addition, J.B. Hunt’s Million Mile Safe Driving and Recognition Awards Program has recognized and rewarded our drivers who dedicate themselves to accident-free driving. Since its inception in 1996, the program has awarded more than $33 million to over 4,100 drivers.

We believe that access to quality healthcare is also an important part of this priority, and we have programs in place that focus on improving the quality of care that our employees and their families receive. Paid leave is another key component of this focus and the Company offers benefit plans that comply with all applicable laws.

In response to COVID-19, we implemented safety response activities at our home office campus and all other field locations throughout North America which included requiring remote working when possible, expanded health and safety policies, facility modifications, increased security coverage, and purchase and distribution of personal protective equipment and supplies. During 2021, we committed to providing incremental paid time off for employees to help offset any financial loss caused by their absence from work when receiving the COVID-19 vaccination. Due to the nature of our business and the large portion of our workforce consisting of drivers and other non-office personnel, fewer than 25% of our total employees have been able to work remotely; however, we remain committed to the safety of our workforce, suppliers, and customers while continuing to meet our customers’ needs.

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

As of December 31, 2021, our company-owned tractor and truck fleet consisted of 18,757 units. In addition, we had 2,108 independent contractors who operate their own tractors but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets. Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers, improved fuel efficiency and lowers maintenance expense. At December 31, 2021, the average age of our combined tractor fleet was 2.5 years, while our containers averaged 8.2 years of age and our trailers averaged 6.6 years. We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

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

On September 9, 2021, President Biden issued an executive order that, in conjunction with guidance issued pursuant to the order, requires all employers with U.S. Government contracts to require their U.S.-based employees, contractors, or subcontractors who work on or in support of certain U.S. Government contracts, to be fully vaccinated for COVID-19 by December 8, 2021, with limited exceptions for medical and religious reasons permitted. Various states have challenged the mandate in multiple federal district courts resulting in the enforcement of this mandate to be currently enjoined nationwide. We are awaiting final resolution of this matter, but do not anticipate a negative impact on our operations or productivity.

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

Our operations can be heavily impacted by the effects of a widespread outbreak of contagious disease, principally the recent outbreak of the COVID-19 virus. The effects of the COVID-19 pandemic have and may continue to disrupt or restrict the freight shipping activities of some of our customers, on which our business is dependent. In addition, adverse economic conditions caused by COVID-19 may also require us to increase our reserve for bad debt losses. Furthermore, the continuation or resumption of COVID-19 related social and economic disruptions may lead to other events which could negatively impact our operations including service limitations of our third-party purchased transportation providers, reduced availability of drivers and other key employees, disruptions in the procurement of revenue equipment, restrictions at U.S. ports of call, excess capacity or rate reductions within the intermodal or trucking industries, inability of suppliers to continue activities, or volatile financial credit markets. The extent to which the COVID-19 outbreak and any future resurgences will impact general economic and business conditions is highly uncertain and unpredictable; however, any of these factors could have a significant adverse effect on our financial condition and results of operations.

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

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2021, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected. We have policies in place for 2022 with substantially the same terms as our 2021 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage. We purchase insurance coverage for the amounts above which we are self-insured. If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

For the calendar year ended December 31, 2021, our top 10 customers, based on revenue, accounted for approximately 39% of our revenue. One customer accounted for approximately 12% of our total revenue for the year ended December 31, 2021. Our JBI, ICS, and JBT segments typically do not have long-term contracts with their customers. While our DCS and FMS segments may involve long-term written contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

We rely significantly on our information technology systems, a disruption, failure or security breach of which or an inability to keep pace with technological advances could have a material adverse effect on our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own our corporate headquarters in Lowell, Arkansas. In addition, we own or lease buildings in Lowell that we utilize for administrative support and warehousing. We also own or lease 50 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel, and employ personnel to support operations. These facilities vary in size from 2 to 39 acres. Each of our business segments utilizes these facilities. In addition, we have 118 leased or owned facilities in our FMS cross-dock and other delivery system networks and multiple leased or owned remote sales offices or branches in our ICS segment. We also own or lease multiple small facilities, offices, and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	533	1,132,000	198,000
Cross-dock and delivery system facilities	33	3,555,000	137,000
Corporate headquarters campus, Lowell, Arkansas	119	-	607,000
Branch sales offices	-	-	50,000
Other facilities, offices, and parking yards	503	418,000	304,000

ITEM 3.    LEGAL PROCEEDINGS

See Note 10, Commitments and Contingencies in our Consolidated Financial Statements for disclosures related to legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “JBHT.” At December 31, 2021, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued. We had 105.1 million and 105.7 million shares outstanding as of December 31, 2021 and 2020 respectively. On February 15, 2022, we had 971 stockholders of record of our common stock.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and any other factors the Board of Directors may deem relevant. On January 20, 2022, we announced an increase in our quarterly cash dividend from $0.30 to $0.40 per share, which was paid February 18, 2022, to stockholders of record on February 4, 2022. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended December 31, 2021:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
October 1 through October 31, 2021	-	$-	-	$366
November 1 through November 30, 2021	75,509	196.05	75,509	351
December 1 through December 31, 2021	-	-	-	351
Total	75,509	$196.05	75,509	$351

(1)	On January 22, 2020, our Board of Directors authorized the purchase of up to $500 million of our common stock. This stock repurchase program has no expiration date.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of stockholders of our common stock with the cumulative total returns of the S&P 500 index and a customized peer group. The peer group consists of 13 companies: C.H. Robinson Worldwide Inc., CSX Corporation, Expeditors International of Washington Inc., Hub Group Inc., Knight-Swift Transportation Holdings Inc., Norfolk Southern Corporation, Old Dominion Freight Line Inc., Republic Services Inc., Ryder System Inc., Schneider National Inc., Stericycle Inc., Waste Management Inc., and XPO Logistics Inc. The graph assumes the value of the investment in our common stock, in the index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2016 and tracks it through December 31, 2021. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31,
	2016	2017	2018	2019	2020	2021

J.B. Hunt Transport Services, Inc.	$100.00	$119.60	$97.58	$123.69	$146.09	$220.05
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	130.56	128.21	164.52	197.27	272.79

ITEM 6.    [Reserved]

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2019 through 2021, we were self-insured for $500,000 per occurrence for personal injury and property damage and fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2022 with substantially the same terms as our 2021 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate personal injury and property damage claim liability. This process involves the use of expected loss rates, loss-development factors based on our historical claims experience, and contractual premium adjustment factors, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2021, we had an accrual of approximately $287 million for estimated claims. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2021, we have recorded $311 million of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis, and trailers in connection with our business. This equipment may be purchased or acquired under lease agreements. In addition, we may rent revenue equipment from various third parties under short-term rental arrangements. Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairment to our assets at December 31, 2021.

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

	Percentage of Operating Revenues			Percentage Change Between Years
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating revenues	100.0%	100.0%	100.0%	26.3%	5.1%

Operating expenses:
Rents and purchased transportation	53.0	51.4	49.4	30.2	9.4
Salaries, wages and employee benefits	22.7	24.4	23.7	17.6	8.3
Depreciation and amortization	4.6	5.5	5.4	5.6	5.7
Fuel and fuel taxes	4.4	3.7	5.1	48.4	(22.8)
Operating supplies and expenses	3.0	3.5	3.6	10.5	0.4
General and administrative expenses, net of asset dispositions	1.5	1.8	2.1	8.6	(6.2)
Insurance and claims	1.4	1.4	1.7	22.7	(14.5)
Operating taxes and licenses	0.5	0.6	0.6	9.4	(1.8)
Communication and utilities	0.3	0.3	0.4	4.0	(3.7)
Total operating expenses	91.4	92.6	92.0	24.6	5.8
Operating income	8.6	7.4	8.0	46.6	(2.8)
Net interest expense	0.4	0.5	0.6	(2.8)	(11.0)
Earnings before income taxes	8.2	6.9	7.4	50.1	(2.2)
Income taxes	1.9	1.6	1.8	49.4	(2.8)
Net earnings	6.3%	5.3%	5.6%	50.3%	(2.0)%

2021 Compared With 2020

Consolidated Operating Revenues

Our total consolidated operating revenues increased 26.3% to $12.17 billion in 2021, compared to $9.64 billion in 2020. This increase was primarily due to increased ICS and JBT revenue, higher JBI revenue per load, increased average revenue producing trucks and fleet productivity within DCS, and increased FMS stops and revenue per stop. Fuel surcharge revenues increased 65.5% to $1.25 billion in 2021, compared to $757 million in 2020. If fuel surcharge revenues were excluded from both years, our 2021 revenue increased 22.9% over 2020.

Consolidated Operating Expenses

Our 2021 consolidated operating expenses increased 24.6% from 2020, while year-over-year revenue increased 26.3%, resulting in a 2021 operating ratio of 91.4% compared to 92.6% in 2020.

Rents and purchased transportation costs increased 30.2% in 2021, primarily due to increased third-party rail and truck purchased transportation rates in JBI and ICS, increased ICS load volume, and an increase in the use of third-party truck carriers by JBT and FMS during 2021. Salaries, wages and employee benefit costs increased 17.6% in 2021 from 2020. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers, a trend we anticipate continuing, and an increase in the number of employees as well as an increase in incentive compensation compared to 2020. Depreciation and amortization expense increased 5.6% in 2021, primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment and scheduled turnover of tractors within JBI, higher trailer counts in JBT, and increased capital investments in information technology.

Fuel and fuel taxes expense increased 48.4% in 2021 compared with 2020, due primarily to an increase in the price of fuel during 2021 and increased road miles. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional, or local fuel prices. While these programs may address fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue. As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues. Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties. These payments are classified as purchased transportation expense.

Operating supplies and expenses increased 10.5% in 2021 compared with 2020, driven primarily by higher equipment maintenance costs, increased tire expense, increased tolls expense, higher travel and entertainment expense, and higher weather-related towing costs, partially offset by reduced operating supplies and building maintenance costs in response to COVID-19 compared to 2020. General and administrative expenses increased 8.6% from 2020, primarily due to higher advertising costs, increased technology spend, and increased driver hiring expenses, partially offset by a $5.7 million benefit from the reduction of a contingent liability in the FMS segment. Additionally, net losses from sale or disposal of assets were $5.5 million in 2021, compared to net losses of $4.4 million in 2020. Insurance and claims expense increased 22.7% in 2021, primarily due to higher incident volume and severity and increased insurance policy premium expenses, partially offset by a $3.2 million benefit from the net settlement of claims within the FMS segment.

Net interest expense for 2021 decreased by 2.8% compared with 2020, due to lower effective interest rates on our debt. Income tax expense increased 49.4% in 2021, due primarily to increased taxable earnings in 2021. Our effective income tax rate was 23.9% in 2021 and 24.0% in 2020.

Segments

We operated five business segments during calendar year 2021. The operation of each of these businesses is described in our Notes to Consolidated Financial Statements. The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment
	Years Ended December 31, (in millions)
	2021	2020	2019
JBI	$5,454	$4,675	$4,745
DCS	2,578	2,196	2,128
ICS	2,538	1,658	1,348
FMS	842	689	567
JBT	796	463	389
Total segment revenues	12,208	9,681	9,177
Intersegment eliminations	(40)	(44)	(12)
Total	$12,168	$9,637	$9,165

	Operating Income by Segment
	Years Ended December 31, (in millions)
	2021	2020	2019
JBI	$603	$428	$447
DCS	304	314	278
ICS	46	(45)	(11)
FMS	28	(1)	(9)
JBT	65	17	29
Total	$1,046	$713	$734

Operating Data by Segment

	Years Ended December 31,
	2021	2020	2019
JBI
Loads	1,984,834	2,019,391	1,979,169
Average length of haul (miles)	1,684	1,690	1,679
Revenue per load	$2,748	$2,315	$2,397
Average tractors during the period(1)	5,904	5,530	5,635
Tractors (end of period)	6,194	5,663	5,559
Trailing equipment (end of period)	104,973	98,689	96,743
Average effective trailing equipment usage	98,798	90,514	86,836

DCS
Loads	4,020,308	3,676,212	3,353,553
Average length of haul (miles)	161	160	168
Revenue per truck per week(2)	$4,719	$4,373	$4,378
Average trucks during the period(3)	10,628	9,743	9,471
Trucks (end of period)	11,689	9,911	9,779
Trailing equipment (end of period)	28,822	27,290	27,015

ICS
Loads	1,326,979	1,265,897	1,243,992
Revenue per load	$1,912	$1,310	$1,084
Gross profit margin	11.8%	9.9%	13.1%
Employee count (end of period)	975	1,011	1,213
Approximate number of third-party carriers (end of period)	136,400	100,200	84,400
Marketplace for J.B. Hunt 360 revenue (millions)	$1,583.8	$1,142.2	$839.8

FMS
Stops	6,413,680	5,771,533	4,432,591
Average trucks during the period(3)	1,520	1,405	1,254

JBT
Loads	445,812	406,550	346,459
Loaded miles (000)	215,940	171,141	143,511
Nonpaid empty mile percentage	19.4%	18.8%	18.9%
Revenue per tractor per week(2)	$4,791	$3,978	$3,917
Average tractors during the period(1)	1,899	1,837	1,958
Tractors (end of period)
Company-owned	734	798	845
Independent contractor	1,501	971	986
Total tractors	2,235	1,769	1,831
Trailers (end of period)	11,172	8,567	6,975

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue increased 17% to $5.45 billion in 2021, from $4.68 billion in 2020. This increase in revenue was primarily a result of an 19% increase in revenue per load, which is the combination of changes in freight mix, customer rate changes, cost recovery efforts, and fuel surcharge revenue, partially offset by a 2% decrease in load volume. Eastern network load volumes increased 1% and transcontinental loads decreased 3% compared to 2020. Revenue per load excluding fuel surcharges increased 14% compared to 2020.

Operating income of the JBI segment increased to $603 million in 2021, from $428 million in 2020. Benefits from increased revenue per load were partially offset by network inefficiencies caused by continued rail and customer fluidity challenges, higher rail and third-party dray purchased transportation expense, higher driver wages and recruiting costs, increased non-driver salary, wages, and incentive compensation, and higher equipment costs when compared to 2020.

DCS Segment

DCS segment revenue increased 17% to $2.58 billion in 2021, from $2.20 billion in 2020. Productivity, defined as revenue per truck per week, increased 8% compared to 2020. Productivity excluding fuel surcharge revenue increased 5% from 2020. The increase in productivity was primarily a result of contracted indexed-based price escalators and less unassigned idle equipment, partially offset by expected lower productivity within start-up accounts and an increase in open assigned trucks due to the tighter supply of qualified drivers and COVID-related labor disruptions. Customer retention rates remain above 98%.

Operating income of our DCS segment decreased to $304 million in 2021, from $314 million in 2020. Higher revenues during the current year were more than offset by increases in driver wage and recruiting costs, increased non-driver salary, wages, and incentive compensation, increased casualty insurance and claims costs, higher group medical benefits, and additional costs related to the implementation of new, long-term customer contracts.

ICS Segment

ICS segment revenue increased 53% to $2.54 billion in 2021, from $1.66 billion in 2020. Revenue per load increased 46% when compared to 2020, primarily due to higher spot and contractual customer rates within the truckload business and changes in customer freight mix when compared to 2020. Overall volumes increased 5%, with truckload volumes increasing 13% when compared to 2020. Contractual business was 51% of the total load volume and 39% of the total revenue in the 2021, compared to 60% of the total load volume and 43% of the total revenue in 2020.

ICS segment had operating income of $46 million in 2021, compared to an operating loss of $45 million in 2020. The increase in operating income was primarily due to increased revenue and higher gross profit margins, partially offset by higher personnel incentive compensation, and increased technology costs. Gross profit margin increased to 11.8% in the current year versus 9.9% last year. Approximately $1.58 billion of ICS revenue for 2021 was executed through the Marketplace for J.B. Hunt 360 compared to $1.14 billion in 2020. ICS’s carrier base increased 36% when compared to 2020.

FMS Segment

FMS revenue increased 22% to $842 million in 2021 from $689 million in 2020, primarily due to the addition of multiple customer contracts implemented during the current year and 2020 including temporary suspension of operations at several customer sites as a result of the COVID-19 pandemic. Stop count for 2021 increased 11%, while productivity, defined as revenue per stop, increased 10% compared to 2020. The increase in productivity was primarily due to a shift in the mix of business between asset and asset-light operations and the implementation of higher rates.

FMS segment had operating income of $28 million in 2021 compared to an operating loss of $1 million in 2020. The increase in operating income was primarily due to increased revenues, a $5.7 million benefit from the reduction of a contingent liability, and a $3.2 million benefit from the net settlement of claims. These items were partially offset by higher implementation costs related to new long-term contractual business, higher third-party contract carrier costs, lower volumes with certain customers related to product availability because of supply chain disruptions, and higher personnel salary, wages, and incentive compensation.

JBT Segment

JBT segment revenue increased 72% to $796 million in 2021, from $463 million in 2020. Excluding fuel surcharges, revenue for 2021 increased 70% compared to 2020, primarily due to a 10% increase in load volume and a 55% increase in revenue excluding fuel surcharge revenue per load compared to 2020. The 2021 growth in load count was primarily due to the continued expansion of J.B. Hunt 360box which leverages the J.B. Hunt 360 platform to access drop trailer capacity for customers across our transportation network. At the end of 2021, JBT operated 2,235 tractors and 11,172 trailers compared to 1,769 and 8,567 at the end of 2020.

JBT segment had operating income of $65 million in 2021 compared with $17 million in 2020. The increase in operating income was driven primarily by increased load counts and revenue per load during 2021, which were partially offset by increases in purchased transportation expense, higher costs to attract and retain drivers, higher non-driver salary, wages, and incentive compensation, and additional costs from further investments in the trailer network and technology related to the continued expansion of J.B. Hunt 360box.

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

Operating supplies and expenses were virtually flat in 2020 compared with 2019, driven primarily by higher operating supplies and building maintenance costs in response to COVID-19, increased toll costs, and higher equipment maintenance costs, offset by reduced travel and entertainment expenses. General and administrative expenses decreased 6.2% from 2019, primarily due to decreased professional fees, lower advertising costs, lower driver hiring expenses and, decreased net loss from the sale or disposal of assets, partially offset by increased technology spend on the J.B. Hunt 360 platform and legacy system upgrades, higher bad debt expenses, and increased building rental expenses. Additionally, net losses from sale or disposal of assets were $4.4 million in 2020, compared to net losses of $13.1 million in 2019. Insurance and claims expense decreased 14.5% in 2020, primarily due to the absence of a $20 million FMS claim settlement charge and $17.4 million in reserve charges in 2019 for arbitration related legal fees, cost and interest claimed by BNSF, partially offset by an increase in insurance premiums in 2020.

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

ICS segment incurred an operating loss of $45 million in 2020, compared to operating loss of $11 million in 2019. The increase in operating loss was primarily due to lower gross profit margins and increased technology spending as the Marketplace for J.B. Hunt 360 continues to expand in functionality and capacity. Gross profit margin decreased to 9.9% in 2020 versus 13.1% last year primarily due to a more competitive pricing environment and constricted supply dynamics compared to 2019. Approximately $1.14 billion of ICS revenue for 2020 was executed through the Marketplace for J.B. Hunt 360 compared to $840 million in 2019. ICS’s carrier base increased 19%.

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

JBT Segment

JBT segment revenue increased 19% to $463 million in 2020, from $389 million in 2019. Excluding fuel surcharges, revenue for 2020 increased 23% compared to 2019, primarily due to a 17% increase in load volume and a 5% increase in revenue excluding fuel surcharge revenue per load compared to 2019. The 2020 growth in load count was partially due to the continued expansion of J.B. Hunt 360box which leverages the J.B. Hunt 360 platform. At the end of 2020, JBT operated 1,769 tractors and 8,567 trailers compared to 1,831 and 6,975 at the end of 2019.

JBT segment had operating income of $17 million in 2020 compared with $29 million in 2019. The decrease in operating income was driven primarily by higher purchased transportation expense and higher non-driver personnel cost and technology modernization expenses for the continued expansion of J.B. Hunt 360box compared to 2019.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.22 billion in 2021, compared to $1.12 billion in 2020, due to increased earnings, partially offset by the timing of general working capital activities.

Net cash used in investing activities totaled $877 million in 2021, compared with $613 million in 2020. The increase resulted primarily from an increase in equipment purchases, net of proceeds from the sale of equipment in 2021.

Net cash used in financing activities was $305 million in 2021, compared with $232 million in 2020. This increase resulted primarily from an increase in treasury stock purchased and dividends paid in 2021.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and other factors the Board of Directors may deem relevant. We paid a $0.26 per share quarterly dividend in 2019, a $0.27 per share quarterly dividend in 2020, a $0.28 per share quarterly dividend in the first quarter of 2021, and a $0.30 per share quarterly dividend in the last three quarters of 2021. On January 20, 2022, we announced an increase in our quarterly cash dividend from $0.30 to $0.40 per share, which was paid February 18, 2022, to stockholders of record on February 4, 2022. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors and trailers required to support our growth and the replacement of older equipment as well as periodic business acquisitions. We are frequently able to accelerate or postpone a portion of equipment replacements or other capital expenditures depending on market and overall economic conditions. However, we do anticipate that the current challenges related to timely delivery of ordered equipment will continue due to supply chain challenges impacting production. In recent years, we have obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment. For our senior notes maturing in 2022, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing cash balance, senior revolving line of credit or other sources of long-term financing.

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At December 31, 2021, we had a cash balance of $356 million and we had no outstanding balance on our revolving line of credit, which authorizes us to borrow up to $750 million under a senior revolving line of credit, and is supported by a credit agreement with a group of banks that expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.

We continue to evaluate the possible effects of current economic conditions and reasonable and supportable economic forecasts on operational cash flows, including the risks of declines in the overall freight market and our customers' liquidity and ability to pay. We regularly monitor working capital and maintain frequent communication with our customers, suppliers and service providers. A large portion of our cost structure is variable. Purchased transportation expense represents more than half of our total costs but is heavily tied to load volumes. Our second largest cost item is salaries and wages, the largest portion of which is driver pay, which includes a large variable component.

Our senior notes consist of three separate issuances. The first is $250 million of 3.85% senior notes due March 2024, which was issued in March 2014. Interest payments under this note are due semiannually in March and September of each year, beginning September 2014. The second is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under this note are due semiannually in February and August of each year, beginning February 2016. The third is $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under this note are due semiannually in March and September of each year, beginning September 2019. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. We currently have an interest rate swap agreement which effectively convert our $350 million of 3.30% fixed-rate senior notes due August 2022 to a variable rate, resulting in an interest rates of 1.51% at December 31, 2021. The applicable interest rate under this swap agreement is based on LIBOR plus an established margin.

Our financing arrangements require us to maintain certain covenants and financial ratios. At December 31, 2021, we were well above compliance with all covenants and financial ratios, and we fully intend and expect to emerge from the current COVID-19 related economic environment with our investment-grade rating intact. In addition, we do not anticipate the future international transitioning from LIBOR to alternative rates to have a material impact on our financial statements.

We are currently committed to spend a total of approximately $1.88 billion, net of proceeds from sales or trade-ins, during 2022 and 2023, which is primarily related to the acquisition of tractors, containers, chassis, and other trailing equipment.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $1.88 billion, as of December 31, 2021.

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

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2021. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases. As of December 31, 2021, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and reports thereon of our independent registered public accounting firm as specified by this Item are presented following Item 15 of this report and include:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Earnings for years ended December 31, 2021, 2020, and 2019

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2021, 2020, and 2019

Consolidated Statements of Cash Flows for years ended December 31, 2021, 2020, and 2019

Notes to Consolidated Financial Statements

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included herein (following Item 15) and is incorporated by reference herein.

The effectiveness of internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. PricewaterhouseCoopers LLP’s report on internal control over financial reporting is included herein (following Item 15).

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2022.

ITEM 11.    EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2022.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2022.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2021, information about compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,664,242	$ -(2)	4,648,867

(1)	We have no equity compensation plans that are not approved by security holders.

(2)

Currently, only restricted share units remain outstanding under our equity compensation plan. Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis and, accordingly, do not include an exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2022.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2022.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Financial Statements
The financial statements included in Item 8 above are filed as part of this annual report.

(2)	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Other Receivables for the Years Ended:	Balance at Beginning of Year	Charged to Expense	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2019	$23.9	$2.8	$(13.4)	$13.3
December 31, 2020	13.3	5.6	(0.5)	18.4
December 31, 2021	18.4	2.6	(4.2)	16.8

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

10.3	Summary of Compensation Arrangements with Named Executive Officers for 2021 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed January 25, 2021)

10.4	Summary of Compensation Arrangements with Named Executive Officers for 2022 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed January 24, 2022)

10.5	Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed September 28, 2018)

10.6	First Amendment to Credit Agreement, dated as of March 1, 2019 (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed March 1, 2019)

16.1	Letter of Ernst & Young LLP, dated June 28, 2021 (incorporated by reference from Exhibit 16.1 of the Company’s current report on Form 8-K, filed June 28, 2021)

21.1	Subsidiaries of J.B. Hunt Transport Services, Inc.

22.1	List of Guarantor Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernest & Young LLP

24.1	Powers of Attorney of Members of J.B. Hunt Transport Services, Inc. Board of Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 25th day of February 2022.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 25th day of February 2022, on behalf of the registrant and in the capacities indicated.

	/s/ John N. Roberts, III	President and Chief Executive Officer, Member
	John N. Roberts, III	of the Board of Directors
(Principal Executive Officer)

	/s/ John Kuhlow	Chief Financial Officer,
	John Kuhlow	Executive Vice President
(Principal Financial and Accounting Officer)

	*	Chairman of the Board of Directors
Kirk Thompson

	*	Member of the Board of Directors
	James L. Robo	(Independent Lead Director)

	*	Member of the Board of Directors
Douglas G. Duncan

	*	Member of the Board of Directors
Francesca M. Edwardson

	*	Member of the Board of Directors
Wayne Garrison

	*	Member of the Board of Directors
Sharilyn S. Gasaway

	*	Member of the Board of Directors
Gary C. George

	*	Member of the Board of Directors
John B. Hill, III

	*	Member of the Board of Directors
J. Bryan Hunt, Jr.

	*	Member of the Board of Directors
Gale V. King

*By:	/s/ John N. Roberts, III
John N. Roberts, III
As Attorney-In-Fact Pursuant to Powers of Attorney filed herewith

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our management has concluded that as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. PricewaterhouseCoopers LLP’s report on internal control over financial reporting is included herein.

/s/ John N. Roberts, III	/s/ John Kuhlow
John N. Roberts, III	John Kuhlow
President and Chief Executive Officer	Chief Financial Officer,
(Principal Executive Officer)	Executive Vice President
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of J.B. Hunt Transport Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and the related consolidated statements of earnings, of stockholders' equity and of cash flows for the year ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2021 appearing under Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Personal injury and property damage claims accrual

As described in Note 2 to the consolidated financial statements, the Company is substantially self-insured for loss of and damage to owned and leased revenue equipment.  As of December 31, 2021, the Company’s claims accrual balance for self-insured claims was $287 million, of which a significant portion of claims related to personal injury and property damage. The Company recognizes a liability at the time of the incident based on an analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Management uses an actuarial method to develop current claim information to derive an estimate of the ultimate personal injury and property damage claim liability, which involves the use of expected loss rates and loss-development factors based on historical claims experience.

The principal considerations for our determination that performing procedures relating to the personal injury and property damage claims accrual is a critical audit matter are (i) the significant judgment by management when developing the claims accrual estimate; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to the expected loss rates and loss-development factors based on historical claims experience and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s personal injury and property damage claims accrual process, including controls over the development of expected loss rates and loss-development factors based on historical claims experience. These procedures also included, among others, (i) testing management’s process for developing the claims accrual estimate; (ii) evaluating the appropriateness of the actuarial method; (iii) testing the completeness and accuracy of underlying data used in the personal injury and property damage claims accrual estimate; and (iv) evaluating the reasonableness of management’s significant assumptions related to the expected loss rates and loss- development factors based on historical claims experience used in the calculation of the estimate. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s claims accrual process and (ii) the expected loss rate and loss-development factors used in developing the estimate.

/s/ PricewaterhouseCoopers LLP

Fayetteville, Arkansas

February 25, 2022

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of J.B. Hunt Transport Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of J.B. Hunt Transport Services, Inc. (the Company) as of December 31, 2020, the related consolidated statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes to the financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2005 to 2021.

Rogers, Arkansas

February 22, 2021

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Balance Sheets
December 31, 2021 and 2020
(in thousands, except share data)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$355,549	$313,302
Trade accounts receivable, net	1,506,619	1,124,403
Other receivables	216,615	185,849
Inventories	25,032	23,804
Prepaid expenses and other current assets	209,554	194,759
Total current assets	2,313,369	1,842,117
Property and equipment, at cost:
Revenue and service equipment	5,667,131	4,991,662
Land	67,540	62,145
Structures and improvements	318,222	307,869
Software, office equipment and furniture	627,423	547,034
Total property and equipment	6,680,316	5,908,710
Less accumulated depreciation	2,612,661	2,219,816
Net property and equipment	4,067,655	3,688,894
Goodwill	100,521	105,367
Other intangible assets, net	90,572	106,755
Other assets	222,231	185,215
Total assets	$6,794,348	$5,928,348

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$355,972	$-
Trade accounts payable	772,736	587,510
Claims accruals	307,210	276,056
Accrued payroll and payroll taxes	190,950	130,943
Other accrued expenses	102,732	90,294
Total current liabilities	1,729,600	1,084,803
Long-term debt	945,257	1,305,424
Other long-term liabilities	256,233	245,961
Deferred income taxes	745,442	692,022
Total liabilities	3,676,532	3,328,210
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2021 and 2020, of which 105,093,706 and 105,653,644 shares were outstanding at December 31, 2021 and 2020, respectively)	1,671	1,671
Additional paid-in capital	448,217	408,244
Retained earnings	5,621,103	4,984,739
Treasury stock, at cost (62,005,726 shares at December 31, 2021, and 61,445,788 shares at December 31, 2020)	(2,953,175)	(2,794,516)
Total stockholders’ equity	3,117,816	2,600,138

Total liabilities and stockholders' equity	$6,794,348	$5,928,348

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Earnings
Years Ended December 31, 2021, 2020 and 2019
(in thousands, except per share amounts)

	2021	2020	2019

Operating revenues, excluding fuel surcharge revenues	$10,915,442	$8,879,653	$8,122,600
Fuel surcharge revenues	1,252,860	756,920	1,042,658
Total operating revenues	12,168,302	9,636,573	9,165,258
Operating expenses:
Rents and purchased transportation	6,449,068	4,954,123	4,528,812
Salaries, wages and employee benefits	2,761,680	2,347,716	2,167,851
Depreciation and amortization	557,093	527,375	499,145
Fuel and fuel taxes	530,642	357,483	463,195
Operating supplies and expenses	369,294	334,350	333,113
General and administrative expenses, net of asset dispositions	195,616	180,083	191,933
Insurance and claims	165,052	134,482	157,251
Operating taxes and licenses	59,462	54,331	55,336
Communication and utilities	34,865	33,511	34,797
Total operating expenses	11,122,772	8,923,454	8,431,433
Operating income	1,045,530	713,119	733,825
Interest income	493	486	1,754
Interest expense	46,251	47,580	54,684
Earnings before income taxes	999,772	666,025	680,895
Income taxes	238,966	159,990	164,575
Net earnings	$760,806	$506,035	$516,320

Weighted average basic shares outstanding	105,359	105,700	107,329
Basic earnings per share	$7.22	$4.79	$4.81
Weighted average diluted shares outstanding	106,593	106,766	108,307
Diluted earnings per share	$7.14	$4.74	$4.77

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2021, 2020 and 2019
(in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	(Loss)/Income	Stock	Equity
Balances at December 31, 2018	$1,671	$340,457	$4,188,435	$-	$(2,429,179)	$2,101,384
Comprehensive income:
Net earnings	-	-	516,320		-	516,320
Cash dividend declared and paid ($1.04 per share)	-	-	(111,817)		-	(111,817)
Purchase of treasury shares	-	-	-		(275,657)	(275,657)
Share-based compensation	-	53,324	-		-	53,324
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(19,732)	-		3,207	(16,525)

Balances at December 31, 2019	$1,671	$374,049	$4,592,938	$-	$(2,701,629)	$2,267,029
Comprehensive income:
Net earnings	-	-	506,035		-	506,035
Cash dividend declared and paid ($1.08 per share)	-	-	(114,234)		-	(114,234)
Purchase of treasury shares	-	-	-		(92,548)	(92,548)
Share-based compensation	-	60,698	-		-	60,698
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(26,503)	-		(339)	(26,842)

Balances at December 31, 2020	$1,671	$408,244	$4,984,739	$-	$(2,794,516)	$2,600,138
Comprehensive income:
Net earnings	-	-	760,806		-	760,806
Cash dividend declared and paid ($1.18 per share)	-	-	(124,442)		-	(124,442)
Purchase of treasury shares	-	-	-		(151,720)	(151,720)
Share-based compensation	-	61,505	-		-	61,505
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(21,532)	-		(6,939)	(28,471)

Balances at December 31, 2021	$1,671	$448,217	$5,621,103	$-	$(2,953,175)	$3,117,816

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019
(in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net earnings	$760,806	$506,035	$516,320
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	557,093	527,375	499,145
Noncash lease expense	55,137	45,985	39,517
Share-based compensation	61,505	60,698	53,324
Loss on sale of revenue equipment and other	5,540	4,389	13,057
Deferred income taxes	53,420	(7,056)	55,617
Changes in operating assets and liabilities:
Trade accounts receivable	(382,216)	(109,758)	50,310
Income taxes receivable or payable	(30,633)	57,851	41,447
Other current assets	(15,252)	(18,038)	(4,975)
Trade accounts payable	140,295	(5,482)	(85,327)
Claims accruals	35,051	(9,072)	(20,727)
Accrued payroll and other accrued expenses	(16,848)	69,932	(59,361)
Net cash provided by operating activities	1,223,898	1,122,859	1,098,347
Cash flows from investing activities:
Additions to property and equipment	(947,563)	(738,545)	(854,115)
Proceeds from sale of equipment	70,545	137,776	165,918
Business acquisition	-	(12,136)	(115,654)
Change in other assets	-	(52)	(111)
Net cash used in investing activities	(877,018)	(612,957)	(803,962)
Cash flows from financing activities:
Proceeds from long-term debt	-	-	700,000
Payments on long-term debt	-	-	(250,000)
Proceeds from revolving lines of credit and other	-	222,124	1,591,014
Payments on revolving lines of credit and other	-	(220,100)	(1,904,000)
Purchase of treasury stock	(151,720)	(92,548)	(275,657)
Stock repurchased for payroll taxes and other	(28,471)	(26,842)	(16,525)
Dividends paid	(124,442)	(114,234)	(111,817)
Net cash used in financing activities	(304,633)	(231,600)	(266,985)
Net increase in cash and cash equivalents	42,247	278,302	27,400
Cash and cash equivalents at beginning of year	313,302	35,000	7,600
Cash and cash equivalents at end of year	$355,549	$313,302	$35,000
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$47,016	$48,351	$46,721
Income taxes	$203,740	$95,454	$71,681
Noncash investing activities
Accruals for equipment received	$60,464	$12,533	$25,505

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts is calculated over the life of the underlying receivable and is based on historical experience; any known trends or uncertainties related to customer billing and account collectability; current economic conditions; and reasonable and supportable economic forecasts, each applied to segregated risk pools based on the business segment that generated the receivable. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts for our trade accounts receivable was $16.8 million at December 31, 2021 and $18.4 million at December 31, 2020. During 2021, the allowance for uncollectible accounts increased by $2.6 million and was reduced $4.2 million by write-offs. During 2020, the allowance for uncollectible accounts increased by $5.6 million and was reduced $0.5 million by write-offs.

Inventory

Our inventories consist primarily of revenue equipment parts, tires, supplies, and fuel and are valued using the lower of average cost or net realizable value.

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

At December 31, 2021 and 2020, we had no available-for-sale securities. See Note 8, Employee Benefit Plans, for a discussion of our trading securities.

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

Our revenue is earned through the service offerings of our five reportable business segments. See Note 14, Segment Information, for revenue reported by segment. All revenue transactions between reporting segments are eliminated in consolidation.

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

Dedicated Contract Services® (DCS®) - DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane, or service. DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates.

Integrated Capacity Solutions (ICS) - ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and less-than-truckload (LTL), as well as a variety of dry-van and intermodal solutions. ICS performs these services through customer contractual rate quotes as well as spot quotes that are one-time rate quotes issued for a single transaction or group of transactions. ICS offers the majority of these services though an online multimodal marketplace via J.B. Hunt 360°® that matches the right load with the right carrier and the best mode.

Final Mile Services® (FMS) - FMS provides final-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfillment and retail-pooling distributions services. FMS operations usually include formal, written agreements or contracts that govern services performed and applicable rates.

Truckload (JBT) - JBT business includes full-load, dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment as well as services though our J.B. Hunt 360box® program which utilizes our J.B. Hunt 360 platform to access capacity and offer efficient drop trailer solutions to our customers. This freight is typically transported over roads and highways and does not move by rail. JBT utilizes both contractual rate quotes and spot rate quotes with customers.

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

	Years ended December 31,
	2021	2020	2019
Weighted average shares outstanding – basic	105,359	105,700	107,329
Effect of common stock equivalents	1,234	1,066	978
Weighted average shares outstanding – diluted	106,593	106,766	108,307

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For each of the years ended December 31, 2021, 2020, and 2019, our top 10 customers, based on revenue, accounted for approximately 39%, 37%, and 32% of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 39% and 37% of our total trade accounts receivable at December 31, 2021 and 2020, respectively. One customer accounted for approximately 12%, 10%, and 8% of our total revenue for the years ended December 31, 2021, 2020, and 2019, respectively. Each of our five business segments conduct business with this customer.

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2019 through 2021, we were self-insured for $500,000 per occurrence for personal injury and property damage and fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2022 with substantially the same terms as our 2021 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate personal injury and property damage claim liability. This process involves the use of expected loss rates, loss-development factors based on our historical claims experience, and contractual premium adjustment factors, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2021 and 2020, we had an accrual of approximately $287 million and $257 million, respectively, for estimated claims, which are recorded in claims accruals in our Consolidated Balance Sheets. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2021 and 2020, we have recorded $311 million and $304 million, respectively, of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums. Of these total asset balances, $171 million and $167 million have been included in other receivables, with the remaining balance included in prepaid expenses and other current assets in our Consolidated Balance Sheets at December 31, 2021 and 2020, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in a business combination. Goodwill and intangible assets with indefinite lives are not amortized. Goodwill is reviewed, using a weighted market and income based approach, for potential impairment as of October 1st on an annual basis or, more frequently, if circumstances indicate a potential impairment is present. Intangible assets with finite lives are amortized on the straight-line method over the estimated useful lives of 2 to 15 years.

3.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	December 31,
	2021	2020
Senior notes	$1,301.2	$1,305.4
Less current portion of long-term debt	(356.0)	-
Total long-term debt	$945.2	$1,305.4

Aggregate maturities of long-term debt subsequent to December 31, 2021, are as follows: $356.0 million in 2022, $249.3 million in 2024, and $695.9 million in 2026.

Senior Revolving Line of Credit

At December 31, 2021, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At December 31, 2021, we had no outstanding borrowings under this agreement.

Senior Notes

Our senior notes consist of three separate issuances. The first is $250 million of 3.85% senior notes due March 2024, which was issued in March 2014. Interest payments under this note are due semiannually in March and September of each year, beginning September 2014. The second is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under this note are due semiannually in February and August of each year, beginning February 2016. The third is $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under this note are due semiannually in March and September of each year, beginning September 2019. All three senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are inconsequential. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to shelf registration statements filed in February 2014 and January 2019. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 4, Derivative Financial Instruments, for terms of an interest rate swap entered into on the $350 million of 3.30% senior notes due August 2022.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2021.

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

We entered into a receive fixed-rate and pay variable-rate interest rate swap agreement simultaneously with the issuance of our $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amount of this interest rate swap agreement equals that of the corresponding fixed-rate debt. The applicable interest rate under this agreement is based on LIBOR plus an established margin, resulting in an interest rate of 1.51% for our $350 million of 3.30% senior notes at December 31, 2021. The swap expires when the corresponding senior notes are due. The fair value of this swap is recorded in current assets in our Consolidated Balance Sheet at December 31, 2021. See Note 9, Fair Value Measurements, for disclosure of fair value. This derivative meets the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument match those of the fixed-rate debt being hedged, this derivative instrument is assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of this interest rate swap recorded in earnings is offset by a corresponding change in the fair value of the related debt.

5.	Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2021 or 2020. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders. On January 20, 2022, we announced an increase in our quarterly cash dividend from $0.30 to $0.40 per share, which was paid February 18, 2022, to stockholders of record on February 4, 2022. At December 31, 2021, we had 1.7 million shares of common stock to be issued upon the vesting of equity awards and 4.6 million shares reserved for future issuance pursuant to share-based payment plans. During calendar year 2021, we purchased approximately 879,000 shares, or $151.7 million, of our common stock in accordance with plans authorized by our Board. At December 31, 2021, we had $351.1 million available under an authorized plan to purchase our common stock.

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

	Years ended December 31,
	2021	2020	2019
Restricted share units
Pretax compensation expense	$44,505	$47,044	$38,632
Tax benefit	10,637	11,300	9,337
Restricted share units, net of tax	$33,868	$35,744	$29,295
Performance share units
Pretax compensation expense	$17,000	$13,654	$14,692
Tax benefit	4,063	3,280	3,551
Performance share awards, net of tax	$12,937	$10,374	$11,141

A summary of our restricted share units and performance share units is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	1,245,835	$86.80
Granted	440,255	99.60
Vested	(341,218)	85.61
Forfeited	(31,454)	93.91
Unvested at December 31, 2019	1,313,418	$91.22
Granted	511,859	110.49
Vested	(457,437)	93.78
Forfeited	(22,694)	102.03
Unvested at December 31, 2020	1,345,146	$97.22
Granted	360,734	150.33
Vested	(387,948)	100.36
Forfeited	(27,700)	118.20
Unvested at December 31, 2021	1,290,232	$110.83

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	360,512	$93.74
Granted	142,156	98.58
Vested	(127,140)	93.46
Forfeited	-	-
Unvested at December 31, 2019	375,528	$95.67
Granted	202,023	112.87
Vested	(145,038)	89.75
Forfeited	(98,588)	110.19
Unvested at December 31, 2020	333,925	$109.57
Granted	135,500	143.32
Vested	(95,415)	103.21
Forfeited	-	-
Unvested at December 31, 2021	374,010	$123.42

At December 31, 2021, we had $71.4 million and $19.5 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is expected to be recognized over the remaining weighted average vesting period of approximately 3.2 years for restricted share units and 2.5 years for performance share units.

The aggregate intrinsic value of restricted and performance share units vested during the years ended December 31, 2021, 2020, and 2019, was $84.9 million, $73.0 million, and $47.0 million, respectively. The aggregate intrinsic value of unvested restricted and performance share units was $340.2 million at December 31, 2021. The total fair value of shares vested for restricted share and performance share units during the years ended December 31, 2021, 2020, and 2019, was $48.8 million, $56.3 million, and $41.1 million, respectively.

7.	Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2021	2020	2019
Current:
Federal	$142,542	$138,952	$87,977
State and local	43,004	28,094	20,981
	185,546	167,046	108,958
Deferred:
Federal	43,900	(2,392)	51,229
State and local	9,520	(4,664)	4,388
	53,420	(7,056)	55,617
Total tax expense/(benefit)	$238,966	$159,990	$164,575

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 21% as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Income tax at federal statutory rate	$209,952	$139,865	$142,988
State tax, net of federal effect	37,223	20,071	19,293
Benefit of stock compensation	(7,583)	(3,503)	(1,238)
199/R&D credit	(1,524)	-	(200)
Nondeductible meals and entertainment	130	1,344	1,688
Change in effective state tax rate, net of federal benefit	(724)	98	1,562
Other, net	1,492	2,115	482
Total tax expense	$238,966	$159,990	$164,575

Income taxes receivable was $33.7 million and $3.1 million at December 31, 2021 and 2020, respectively. These amounts have been included in other receivables in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020, are presented below (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Insurance accruals	$27,487	$24,304
Allowance for doubtful accounts	8,886	9,270
Compensation accrual	22,061	10,809
CARES Act payroll tax deferral	9,955	19,931
Deferred compensation accrual	28,937	25,702
Federal benefit of state uncertain tax positions	12,870	10,312
Lease liabilities	43,850	32,625
State NOL carry-forward	7,303	8,460
Other	5,549	4,237
Total gross deferred tax assets	166,898	145,650
Valuation allowance	(7,303)	(8,460)
Total deferred tax assets, net of valuation allowance	159,595	137,190
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	816,744	748,883
Prepaid permits and insurance, principally due to expensing for income tax purposes	44,132	42,126
Lease right-of-use assets	44,161	32,952
Other	-	5,251
Total gross deferred tax liabilities	905,037	829,212
Net deferred tax liability	$745,442	$692,022

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

	December 31,
	2021	2020	2019
Beginning balance	$66.1	$50.6	$52.2
Additions based on tax positions related to the current year	14.9	9.8	11.0
Additions/(reductions) based on tax positions taken in prior years	4.8	13.9	(6.5)
Reductions due to settlements	(0.9)	(1.0)	-
Reductions due to lapse of applicable statute of limitations	(6.4)	(7.2)	(6.1)
Ending balance	$78.5	$66.1	$50.6

At December 31, 2021 and 2020, we had a total of $78.5 million and $66.1 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $67.2 million and $57.1 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2021 and 2020, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Statements of Earnings.  The amount of accrued interest and penalties recognized during the years ended December 31, 2021, 2020, and 2019, was $3.5 million, $2.9 million, and $3.2 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2021 and 2020, was $6.4 million and $5.6 million, respectively. No material change in unrecognized tax benefits is expected in the next 12 months.

Tax years 2018 and forward remain subject to examination by federal tax jurisdictions, while tax years 2011 and forward remain open for state jurisdictions.

8.	Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2021, 2020, and 2019, our matching contributions to the plan were $28.1 million, $24.5 million, and $20.8 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of 2 to 25 years upon reaching age 55, having 15 years of service, or becoming disabled. Our total liability under this plan was $26.0 million as of December 31, 2021, and $23.1 million as of December 31, 2020. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $26.0 million as of December 31, 2021, and $23.1 million as of December 31, 2020.

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

	Asset/(Liability) Balance
	December 31,
	2021	2020	Input Level
Trading investments	$26.0	$23.1	1
Interest rate swap	$6.3	$12.5	2
Senior notes, net of unamortized discount and debt issuance costs	$(356.0)	$(361.3)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of interest rate swap and corresponding senior notes have been measured using the income approach (Level 2), which include relevant interest rate curve inputs. Trading investments are classified in other assets in our Consolidated Balance Sheets. At December 31, 2021, the interest rate swap and senior notes are classified in our Consolidated Balance Sheet in prepaid expenses and other current assets and current portion of long-term debt, respectively. At December 31, 2020, the interest rate swap and senior notes are classified in our Consolidated Balance Sheet in other assets and long-term debt, respectively.

Financial Instruments

The carrying amount of our senior revolving line of credit and remaining senior notes not measured at fair value on a recurring basis was $945.2 million and $944.1 million at December 31, 2021 and 2020, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.04 billion and $1.09 billion at December 31, 2021 and 2020, respectively.

The carrying amounts of all other instruments at December 31, 2021 and 2020, approximate their fair value due to the short maturity of these instruments.

10.	Commitments and Contingencies

At December 31, 2021, we had outstanding commitments of approximately $1.88 billion, net of proceeds from sales or trade-ins during 2022 and 2023, which is primarily related to the acquisition of tractors, containers, chassis, and other trailing equipment.

During 2021, we issued financial standby letters of credit as a guaranty of our performance under certain operating agreements and self-insurance arrangements. If we default on our commitments under the agreements or other arrangements, we are required to perform under these guaranties. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $5.0 million as of December 31, 2021.

As the result of state use tax audits, we have been assessed amounts owed from which we are vigorously appealing. We have recorded a liability for the estimated probable exposure under these audits and await resolution of the matter.

In 2019, we paid $20 million for the settlement of a casualty claim within our FMS segment.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

11.	Leases

As of December 31, 2021, we had various obligations remaining under operating lease arrangements related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards and equipment. Many of these leases include one or more options, at our discretion, to renew and extend the agreement beyond the current lease expiration date or to terminate the agreement prior to the lease expiration date. These options are included in the calculation of our operating lease right-of-use asset and liability when it becomes reasonably certain the option will be exercised. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Operating leases with an initial term of more than 12 months are included in our Consolidated Balance Sheets as discounted liabilities and corresponding right-of-use assets consisting of the following (in millions):

	Asset/(Liability) Balance
	December 31,
	2021	2020
Right-of-use assets	$183.6	$136.8
Lease liabilities, current	$(58.2)	$(48.3)
Lease liabilities, long-term	$(124.1)	$(87.2)

Right-of-use assets are classified in other assets in our Consolidated Balance Sheets. Operating lease liability, current is classified in other accrued expenses, while operating lease liability, long-term is classified in other long-term liabilities in our Consolidated Balance Sheets.

As of December 31, 2021 and 2020, the weighted-average remaining lease term for our outstanding operating lease obligations was 5.5 years and 4.3 years, respectively. As of December 31, 2021 and 2020, the weighted-average discount rate was 1.97% and 3.05%, respectively. Future minimum lease payments under these operating leases as of December 31, 2021, are as follows (in millions):

Year one	$58.6
Year two	40.8
Year three	25.7
Year four	16.8
Year five	10.8
Thereafter	37.8
Total lease payments	190.5
Less interest	(8.2)
Present value of lease liabilities	$182.3

During the years ended December 31, 2021, 2020, and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $59.5 million, $49.7 million, and $44.5 million, while $58.6 million, $50.2 million, and $43.5 million of operating lease expense was recognized on a straight-line basis, respectively. Operating lease expense is recorded in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. During the years ended December 31, 2021, 2020, and 2019, a total of $101.9 million, $57.0 million, and $61.6 million of right-of-use assets were obtained in exchange for new operating lease liabilities, of which, $4.4 million and $19.1 million was obtained through business combinations in 2020 and 2019, respectively.

12.	Acquisitions

On January 31, 2022, we entered into an agreement to acquire substantially all of the assets and assume certain specified liabilities of Zenith Freight Lines, LLC (Zenith), a wholly-owned subsidiary of Bassett Furniture Industries Inc., subject to customary closing conditions. The closing of the transaction is expected to be effective on February 28, 2022. The purchase price was $87 million. Upon closing of this acquisition, we will acquire customer contracts, net working capital, property and equipment, and assumed various facility leases. We anticipate using our existing cash balance to fund this transaction. The Zenith acquisition will be accounted for as a business combination and will operate within our FMS business segment.

On November 20, 2020, we entered into an asset purchase agreement to acquire substantially all of the assets and assume certain specified liabilities of Mass Movement, Inc. (Mass Movement), subject to customary closing conditions. The closing of the transaction was effective on November 30, 2020, with a purchase price of $25.5 million. Of this total purchase price, $13.5 million was deferred and is subject to an agreed-upon future earn-out calculation based on established cumulative earnings before interest, taxes, depreciation, and amortization (EBITDA) targets reported for the acquired operations in 2021 through 2023. Total consideration paid in cash under the Mass Movement agreement at closing was $12.1 million and consisted of the remaining agreed upon purchase price of $12.0 million adjusted for estimated working capital adjustments and other employee related liabilities. Accordingly, total consideration given under the Mass Movement agreement was $25.6 million. Transaction costs incurred were not material. The Mass Movement acquisition was accounted for as a business combination and operates within our FMS business segment. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded $12.1 million of finite-lived intangible assets and $3.9 million of goodwill, with a $4.9 million reduction of goodwill recorded in 2021 as a result of the finalization of our purchase price allocation. Goodwill consists of acquiring and retaining the Mass Movement existing network and expected synergies from the combination of operations.

13.	Goodwill and Other Intangible Assets

Total goodwill was $100.5 million, $105.4 million, and $96.3 million at December 31, 2021, 2020, and 2019 respectively. All goodwill is assigned to our FMS business segment. No impairment losses have been recorded for goodwill as of December 31, 2021. Our intangible assets consist of those arising from previous business acquisitions and our purchased local distribution center (LDC) network access, both within our FMS segment. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
	December 31,		Amortization
	2021	2020	Period
Finite-lived intangibles:
Customer relationships	$129.9	$131.7	11.1
Non-competition agreements	7.3	7.9	6.7
Trade names	4.2	3.8	2.1
LDC Network	10.5	10.5	10.0
Total finite-lived intangibles	151.9	153.9
Less accumulated amortization	(61.3)	(47.1)
Total identifiable intangible assets, net	$90.6	$106.8

Our finite-lived intangible assets have no assigned residual values.

During the years ending December 31, 2021, 2020, and 2019, intangible asset amortization expense was $14.3 million, $13.8 million and $12.4 million, respectively. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $13.5 million for 2022 and 2023, $13.2 for 2024, and $13.1 million for 2025 and 2026. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

14.	Segment Information

We have five reportable business segments which are based primarily on the services each segment provides. The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane, or service. DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates. ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and LTL, as well as a variety of dry-van and intermodal solutions. ICS offers the majority of these services though an online multimodal marketplace via J.B. Hunt 360 that matches the right load with the right carrier and the best mode. FMS provides final-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfilment and retail-pooling distributions services. JBT business includes full-load, dry-van freight that is transported utilizing company-owned revenue equipment or third-party carriers utilizing company-owned trailing equipment as well as services though our J.B. Hunt 360box program which utilizes the J.B. Hunt 360 platform to access capacity and offer efficient drop trailer solutions to customers. This freight is typically transported over roads and highways and does not move by rail. All transactions between reporting segments are eliminated in consolidation.

Our customers are geographically dispersed across the United States. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts)
	December 31,
	2021	2020
JBI	$2,858	$2,426
DCS	1,630	1,482
ICS	428	301
FMS	472	486
JBT	403	286
Other (includes corporate)	1,003	947
Total	$6,794	$5,928

	Revenues
	Years ended December 31,
	2021	2020	2019
JBI	$5,454	$4,675	$4,745
DCS	2,578	2,196	2,128
ICS	2,538	1,658	1,348
FMS	842	689	567
JBT	796	463	389
Total segment revenues	12,208	9,681	9,177
Intersegment eliminations	(40)	(44)	(12)
Total	$12,168	$9,637	$9,165

	Operating Income
	Years ended December 31,
	2021	2020	2019
JBI	$603	$428	$447
DCS	304	314	278
ICS	46	(45)	(11)
FMS	28	(1)	(9)
JBT	65	17	29
Total	$1,046	$713	$734

	Depreciation and Amortization Expense
	Years ended December 31,
	2021	2020	2019
JBI	$198	$189	$181
DCS	233	224	216
FMS	35	33	30
JBT	36	34	33
Other	55	47	39
Total	$557	$527	$499