Form 10-Q
period 2022-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2022-07-29
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐         No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2022 was 103,813,143.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2022

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating revenues, excluding fuel surcharge revenues	$3,159,759	$2,606,981	$6,201,976	$4,995,015
Fuel surcharge revenues	677,773	301,389	1,124,144	531,504
Total operating revenues	3,837,532	2,908,370	7,326,120	5,526,519

Operating expenses:
Rents and purchased transportation	1,920,823	1,538,232	3,758,163	2,890,533
Salaries, wages and employee benefits	841,825	665,471	1,605,416	1,285,502
Fuel and fuel taxes	265,636	126,841	455,102	239,881
Depreciation and amortization	157,571	139,371	306,334	276,916
Operating supplies and expenses	126,383	91,019	233,322	172,717
Insurance and claims	87,258	35,508	133,389	73,538
General and administrative expenses, net of asset dispositions	59,764	47,505	97,209	92,396
Operating taxes and licenses	16,323	14,209	32,073	28,024
Communication and utilities	8,866	8,668	17,735	17,814
Total operating expenses	3,484,449	2,666,824	6,638,743	5,077,321
Operating income	353,083	241,546	687,377	449,198
Net interest expense	12,842	12,059	25,429	24,084
Earnings before income taxes	340,241	229,487	661,948	425,114
Income taxes	84,899	57,325	163,282	106,346
Net earnings	$255,342	$172,162	$498,666	$318,768

Weighted average basic shares outstanding	104,252	105,509	104,572	105,594

Basic earnings per share	$2.45	$1.63	$4.77	$3.02

Weighted average diluted shares outstanding	105,387	106,816	105,729	106,816

Diluted earnings per share	$2.42	$1.61	$4.72	$2.98

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$123,841	$355,549
Trade accounts receivable, net	1,776,773	1,506,619
Prepaid expenses and other	381,304	451,201
Total current assets	2,281,918	2,313,369
Property and equipment, at cost	7,294,079	6,680,316
Less accumulated depreciation	2,846,384	2,612,661
Net property and equipment	4,447,695	4,067,655
Goodwill and intangible assets, net	236,489	191,093
Other assets	286,460	222,231
Total assets	$7,252,562	$6,794,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$349,955	$355,972
Trade accounts payable	886,617	772,736
Claims accruals	324,758	307,210
Accrued payroll	185,829	190,950
Other accrued expenses	122,906	102,732
Total current liabilities	1,870,065	1,729,600

Long-term debt	945,999	945,257
Other long-term liabilities	301,003	256,233
Deferred income taxes	810,631	745,442
Stockholders' equity	3,324,864	3,117,816
Total liabilities and stockholders' equity	$7,252,562	$6,794,348

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2021 and 2022
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at March 31, 2021	$1,671	$419,251	$5,101,748	$(2,800,604)	$2,722,066
Comprehensive income:
Net earnings	-	-	172,162	-	172,162
Cash dividend declared and paid ($0.30 per share)	-	-	(31,704)	-	(31,704)
Purchase of treasury shares	-	-	-	(81,341)	(81,341)
Share-based compensation	-	16,498	-	-	16,498
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	987	-	360	1,347
Balances at June 30, 2021	$1,671	$436,736	$5,242,206	$(2,881,585)	$2,799,028

Balances at March 31, 2022	$1,671	$461,516	$5,822,488	$(3,032,133)	$3,253,542
Comprehensive income:
Net earnings	-	-	255,342	-	255,342
Cash dividend declared and paid ($0.40 per share)	-	-	(41,735)	-	(41,735)
Purchase of treasury shares	-	-	-	(164,322)	(164,322)
Share-based compensation	-	20,443	-	-	20,443
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	1,150	-	444	1,594
Balances at June 30, 2022	$1,671	$483,109	$6,036,095	$(3,196,011)	$3,324,864

	Six Months Ended June 30, 2021 and 2022
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2020	$1,671	$408,244	$4,984,739	$(2,794,516)	$2,600,138
Comprehensive income:
Net earnings	-	-	318,768	-	318,768
Cash dividend declared and paid ($0.58 per share)	-	-	(61,301)	-	(61,301)
Purchase of treasury shares	-	-	-	(86,580)	(86,580)
Share-based compensation	-	31,466	-	-	31,466
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(2,974)	-	(489)	(3,463)
Balances at June 30, 2021	$1,671	$436,736	$5,242,206	$(2,881,585)	$2,799,028

Balances at December 31, 2021	$1,671	$448,217	$5,621,103	$(2,953,175)	$3,117,816
Comprehensive income:
Net earnings	-	-	498,666	-	498,666
Cash dividend declared and paid ($0.80 per share)	-	-	(83,674)	-	(83,674)
Purchase of treasury shares	-	-	-	(239,340)	(239,340)
Share-based compensation	-	39,584	-	-	39,584
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(4,692)	-	(3,496)	(8,188)
Balances at June 30, 2022	$1,671	$483,109	$6,036,095	$(3,196,011)	$3,324,864

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net earnings	$498,666	$318,768
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	306,334	276,916
Noncash lease expense	39,066	25,411
Share-based compensation	39,584	31,466
(Gain)/loss on sale of revenue equipment and other	(20,667)	2,359
Deferred income taxes	65,189	36,945
Changes in operating assets and liabilities:
Trade accounts receivable	(262,943)	(169,521)
Other assets	61,653	85,657
Trade accounts payable	83,856	49,273
Income taxes payable or receivable	(13,915)	(26,359)
Claims accruals	24,905	7,359
Accrued payroll and other accrued expenses	(37,201)	30,474
Net cash provided by operating activities	784,527	668,748

Cash flows from investing activities:
Additions to property and equipment	(667,742)	(306,727)
Net proceeds from sale of equipment	69,648	46,016
Business acquisition	(86,939)	-
Changes in other assets	-	(88)
Net cash used in investing activities	(685,033)	(260,799)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	-	1,011
Purchase of treasury stock	(239,340)	(86,580)
Stock repurchased for payroll taxes and other	(8,188)	(3,463)
Dividends paid	(83,674)	(61,301)
Net cash used in financing activities	(331,202)	(150,333)
Net change in cash and cash equivalents	(231,708)	257,616
Cash and cash equivalents at beginning of period	355,549	313,302
Cash and cash equivalents at end of period	$123,841	$570,918

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,335	$24,341
Income taxes	$111,641	$92,368

Noncash investing activities
Accruals for equipment received	$90,490	$50,606

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

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.1 million and 1.2 million shares during the three and six months ended June 30, 2022, compared to 1.3 million and 1.2 million shares during the three and six months ended June 30, 2021.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted share units:
Pretax compensation expense	$14,920	$12,214	$27,895	$22,993
Tax benefit	3,730	3,078	6,974	5,795
Restricted share unit expense, net of tax	$11,190	$9,136	$20,921	$17,198

Performance share units:
Pretax compensation expense	$5,523	$4,284	$11,689	$8,473
Tax benefit	1,381	1,080	2,922	2,135
Performance share unit expense, net of tax	$4,142	$3,204	$8,767	$6,338

As of June 30, 2022, we had $93.9 million and $31.6 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 2.8 years for restricted share units and 2.3 years for performance share units. During the six months ended June 30, 2022, we issued 13,813 shares for vested restricted share units and 108,823 shares for vested performance share units. No restricted share units or performance share units were issued during the second quarter 2022.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost and fair value swap, under our current financing arrangements consist of the following (in millions):

	June 30, 2022	December 31, 2021
Senior notes	$1,296.0	$1,301.2
Less current portion of long-term debt	(350.0)	(356.0)
Total long-term debt	$946.0	$945.2

Senior Revolving Line of Credit

At June 30, 2022, we were authorized to borrow up to $750 million under a senior revolving line of credit, which is supported by a credit agreement with a group of banks and expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees. At June 30, 2022, we had no outstanding borrowings under this agreement.

Senior Notes

Our senior notes consist of three separate issuances. The first is $250 million of 3.85% senior notes due March 2024, issued in March 2014. Interest payments under these notes are due semiannually in March and September of each year, beginning September 2014. The second is $350 million of 3.30% senior notes due August 2022, issued in August 2015. Interest payments under these notes are due semiannually in February and August of each year, beginning February 2016. The third is $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under these notes are due semiannually in March and September of each year beginning September 2019. All three senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to shelf registration statements filed in February 2014 and January 2019. All notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. See Note 5, Derivative Financial Instruments, for terms of an interest rate swap previously entered into on the $350 million of 3.30% senior notes due August 2022.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2022.

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

We entered into a receive fixed-rate and pay variable-rate interest rate swap agreement simultaneously with the issuance of our $350 million of 3.30% senior notes due August 2022, to effectively convert this fixed-rate debt to variable-rate. The notional amount of this interest rate swap agreement equaled that of the corresponding fixed-rate debt. The applicable interest rate under this agreement was based on LIBOR plus an established margin. The swap originally expired when the corresponding senior notes matured, however, this swap was retired during second quarter 2022. See Note 7, Fair Value Measurements, for disclosure of relevant fair value. This derivative met the required criteria to be designated as a fair value hedge, and as the specific terms and notional amount of this derivative instrument matched those of the fixed-rate debt being hedged, this derivative instrument was assumed to perfectly hedge the related debt against changes in fair value due to changes in the benchmark interest rate. Accordingly, any change in the fair value of this interest rate swap recorded in earnings was offset by a corresponding change in the fair value of the related debt.

6.	Capital Stock

On January 22, 2020, our Board of Directors authorized the purchase of up to $500 million of our common stock. At June 30, 2022, $112 million of this authorization was remaining. We purchased approximately 1,362,000 shares, or $239.3 million, of our common stock under our repurchase authorization during the six months ended June 30, 2022, of which 979,000 shares, or $164.3 million, were purchased in second quarter 2022. On July 20, 2022, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. On January 20, 2022, our Board of Directors declared a regular quarterly cash dividend of $0.40, which was paid February 18, 2022, to stockholders of record on February 4, 2022. On April 28, 2022, our Board of Directors declared a regular quarterly dividend of $0.40 per common share, which was paid on May 27, 2022, to stockholders of record on May 13, 2022. On July 20, 2022, our Board of Directors declared a regular quarterly dividend of $0.40 per common share, which will be paid on August 19, 2022, to stockholders of record on August 5, 2022.

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at June 30, 2022 (in millions):

	Asset/(Liability) Balance
	June 30, 2022	December 31, 2021	Input Level
Trading investments	$24.3	$26.0	1
Interest rate swap	$-	$6.3	2
Senior notes, net of unamortized discount and debt issuance costs	$-	$(356.0)	2

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

Financial Instruments

The carrying amount of our remaining senior notes not measured at fair value on a recurring basis was $1.30 billion and $945.2 million at June 30, 2022 and December 31, 2021, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.30 billion and $1.04 billion at June 30, 2022 and December 31, 2021, respectively.

The carrying amounts of all other instruments at June 30, 2022, approximate their fair value due to the short maturity of these instruments.

8.	Income Taxes

Our effective income tax rate was 25.0% for both the second quarter 2022 and 2021. Our effective income tax rate was 24.7% for the first six months of 2022, compared to 25.0% in 2021. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At June 30, 2022, we had a total of $84.8 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $72.2 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $8.1 million at June 30, 2022.

9.	Commitments and Contingencies

As the result of state use tax audits, we have been assessed amounts owed from which we are vigorously appealing. We have recorded a liability for the estimated probable exposure under these audits and await resolution of the matter.

We purchase insurance coverage for a portion of expenses related to vehicular collisions and accidents. These policies include a level of self-insurance (deductible) coverage applicable to each claim as well as certain coverage layer specific, aggregated reimbursement limits of covered excess claims. We may exceed some of these existing coverage layer aggregate reimbursement limits. We have recorded $30 million in liabilities in the second quarter 2022, to reflect our estimate of exposure for excess claims and will adjust current reserves as necessary until the underlying claims are ultimately settled.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.	Acquisitions

On January 31, 2022, we entered into an asset purchase agreement to acquire substantially all of the assets and assume certain specified liabilities of Zenith Freight Lines, LLC (Zenith), a wholly-owned subsidiary of Bassett Furniture Industries, Inc., subject to customary closing conditions.  The closing of the transaction was effective on February 28, 2022, with a purchase price and total consideration paid in cash of $86.9 million. In addition, we incurred approximately $0.9 million in transaction costs which are recorded in general and administrative expenses, net of asset dispositions in our Condensed Consolidated Statements of Earnings. The Zenith acquisition was accounted for as a business combination and will operate within our Final Mile Services® business segment. Assets acquired and liabilities assumed were recorded in our Condensed Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $42.7 million of definite-lived intangible assets and approximately $11.2 million of goodwill. Goodwill consists of acquiring and retaining the Zenith existing network and expected synergies from the combination of operations. The following table outlines the consideration transferred and preliminary purchase price allocation at their respective estimated fair values as of February 28, 2022 (in millions):

Consideration	$86.9
Accounts receivable	7.2
Other current assets	1.3
Property and equipment	28.4
Other assets	0.3
Right-of-use assets	28.2
Intangibles	42.7
Accounts payable and accrued liabilities	(4.2)
Lease liabilities	(28.2)
Goodwill	$11.2

11.	Goodwill and Other Intangible Assets

As discussed in Note 10, Acquisitions, in 2022, we recorded additional goodwill of approximately $11.2 million and additional finite-lived intangible assets of approximately $42.7 million in connection with the Zenith acquisition. Total goodwill was $111.7 million and $100.5 million at June 30, 2022, and December 31, 2021, respectively. All goodwill is assigned to our Final Mile Services business segment and no impairment losses have been recorded for goodwill as of June 30, 2022. Prior to the Zenith acquisition, our intangible assets consisted of those arising from previous business acquisitions and our purchased LDC network access, both within our Final Mile Services business segment. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
	June 30,	December 31,	Amortization
	2022	2021	Period
Finite-lived intangibles:
Customer relationships	$168.1	$129.9	10.9
Non-competition agreements	9.6	7.3	6.3
Trade names	6.4	4.2	2.1
LDC Network	10.5	10.5	10.0
Total finite-lived intangibles	194.6	151.9
Less accumulated amortization	(69.8)	(61.3)
Total identifiable intangible assets, net	$124.8	$90.6

Our finite-lived intangible assets have no assigned residual values.

Intangible asset amortization expense was $4.8 million during the second quarter 2022, compared to $3.5 million during second quarter 2021. During the six months ended June 30, 2022 and 2021, intangible asset amortization expense was $8.5 million and $7.2 million, respectively. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $18.2 million for 2022, $19.4 million for 2023, $18.2 million for 2024, $17.9 million for 2025, and $17.1 million for 2026. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

12.	Business Segments

We reported five distinct business segments during the six months ended June 30, 2022 and 2021. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions™ (ICS), Truckload (JBT), and Final Mile Services (FMS). The operation of each of these businesses is described in Note 14, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2021. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	June 30, 2022	December 31, 2021
JBI	$3,107	$2,858
DCS	1,750	1,630
ICS	412	428
JBT	467	403
FMS	608	472
Other (includes corporate)	909	1,003
Total	$7,253	$6,794

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
JBI	$1,833	$1,289	$3,436	$2,467
DCS	863	621	1,604	1,201
ICS	623	608	1,299	1,133
JBT	269	184	533	333
FMS	257	212	476	414
Subtotal	3,845	2,914	7,348	5,548
Inter-segment eliminations	(7)	(6)	(22)	(21)
Total	$3,838	$2,908	$7,326	$5,527

	Operating Income/(Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
JBI	$202.5	$134.6	$403.5	$242.1
DCS	89.2	79.0	166.3	153.3
ICS	23.6	3.1	48.6	10.4
JBT	25.0	14.2	56.5	24.4
FMS	12.8	10.7	12.7	19.2
Other (includes corporate)	(0.0)	(0.1)	(0.2)	(0.2)
Total	$353.1	$241.5	$687.4	$449.2

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
JBI	$55.3	$49.4	$108.0	$98.5
DCS	66.1	58.4	129.1	115.3
ICS	0.5	0.2	1.0	0.4
JBT	10.7	8.8	20.6	17.7
FMS	11.3	8.6	20.7	17.6
Other (includes corporate)	13.7	14.0	26.9	27.4
Total	$157.6	$139.4	$306.3	$276.9

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

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate five distinct, but complementary, business segments and provide a wide range of safe and reliable transportation, brokerage, and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers or independent contractors. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, freight handling, specialized equipment, and freight network design. In addition, we provide or arrange for local and home delivery services, generally referred to as final-mile delivery services, to customers through a network of cross-dock and other delivery system locations throughout the continental United States. Utilizing thousands of reliable third-party carriers, we also provide comprehensive freight transportation, brokerage, and logistics services. In addition to dry-van, full-load operations, we also arrange for these unrelated outside carriers to provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360°®, an online platform that offers shippers and carriers greater access, visibility, and transparency of the supply chain. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our five business segments is described in Note 14, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2021.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2022	2021	2022	2021
JBI	$1,833	$1,289	$202.5	$134.6
DCS	863	621	89.2	79.0
ICS	623	608	23.6	3.1
JBT	269	184	25.0	14.2
FMS	257	212	12.8	10.7
Other (includes corporate)	-	-	(0.0)	(0.1)
Subtotal	3,845	2,914	353.1	241.5
Inter-Segment eliminations	(7)	(6)	-	-
Total	$3,838	$2,908	$353.1	$241.5

Total consolidated operating revenues increased to $3.84 billion for the second quarter 2022, a 32% increase from $2.91 billion in the second quarter 2021. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 21%. This increase in operating revenues resulted from increased revenues in JBI driven by increased volumes and higher revenue per load, higher average truck counts and improved fleet productivity in DCS, higher revenues in JBT and ICS as both segments leveraged the capabilities of the J.B. Hunt 360 platform, and increased revenues in FMS, primarily driven by a recent business acquisition.

JBI segment revenue increased 42% to $1.83 billion during the second quarter 2022, compared with $1.29 billion in 2021. Load volumes during the second quarter 2022 increased 8% over the same period 2021. Transcontinental loads increased 5% during the second quarter 2022, and eastern network load volume was up 13% compared to the second quarter 2021. Despite demand for intermodal capacity remaining high throughout the current period, JBI continued to encounter network fluidity issues attributable to rail velocity and customer behavior during the second quarter 2022, which hindered further load volume growth within the period. Revenue per load, which is determined by the combination of customer rates, fuel surcharges and freight mix, increased 32% during the second quarter 2022. Revenue per load excluding fuel surcharge revenue increased 20% compared to the second quarter 2021. JBI segment operating income increased 50%, to $202.5 million in the second quarter 2022, from $134.6 million in 2021. The increase is primarily due to increased revenue, partially offset by higher rail and third-party dray purchased transportation expense, higher costs to attract and retain drivers, increased non-driver salary and wages, and higher costs due to rail and port network inefficiencies and customer detention of equipment. In addition, JBI incurred a net expense of $7.7 million in the second quarter 2022, consisting of the segment’s portion of an increase in casualty claim expenses, partially offset by a workers’ compensation insurance benefit (Insurance-Related Charge). The current quarter ended with approximately 110,600 units of trailing capacity and 6,620 power units assigned to the dray fleet.

DCS segment revenue increased 39% to $863 million in the second quarter 2022 from $621 million in 2021. Productivity, defined as revenue per truck per week, increased 14% when compared to the second quarter 2021. Productivity excluding fuel surcharges increased 5%, primarily due to contractual index-based rate increases, partially offset by lower productivity of equipment on start-up accounts during the current period. A net additional 2,122 revenue-producing trucks were in the fleet by the end of the second quarter 2022 compared to the prior year period. DCS segment operating income increased 13% to $89.2 million in the second quarter 2022, from $79.0 million in 2021. The increase is primarily due to increased revenue, partially offset by increased driver and non-driver wages, benefits and recruiting costs, higher costs related to the implementation of new long-term customer contracts, and increased bad debt expense when compared to the second quarter 2021. In addition, DCS incurred a net expense of $1.6 million for the segment’s portion of the Insurance-Related Charge in second quarter 2022.

ICS segment revenue increased 3% to $623 million in the second quarter 2022, from $608 million in 2021. Overall volumes decreased 3% compared to the second quarter 2021, while revenue per load increased 5%, primarily due to higher contractual rates within the truckload business as well as changes in customer freight mix, partially offset by lower revenue per load within the segment’s spot rate business compared to second quarter 2021. Contractual business represented approximately 54% of total load volume and 48% of total revenue in the second quarter 2022, compared to 48% and 35%, respectively, in 2021. Approximately $392 million of second quarter 2022 ICS revenue was executed through the Marketplace for J.B. Hunt 360 compared to $396 million in the second quarter 2021. ICS segment operating income increased to $23.6 million in the second quarter of 2022 compared to $3.1 million in 2021. Gross profit margin increased to 16.2% in the second quarter 2022, compared to 10.5% in 2021. Increases in revenue and gross profit margin were partially offset by higher personnel costs, increased insurance and claims expense, and increased technology spending, compared to second quarter 2021. In addition, ICS incurred a net expense of $6.7 million for the segment’s portion of the Insurance-Related Charge in second quarter 2022. ICS’s carrier base increased 33% compared to second quarter 2021.

JBT segment revenue totaled $269 million for the second quarter 2022, an increase of 46% from $184 million in second quarter 2021. Revenue excluding fuel surcharge increased 37% primarily due to a 20% increase in revenue per load excluding fuel surcharge revenue and a 14% increase in load volume compared to second quarter 2021. Load volume growth was primarily related to the continued leveraging of the J.B. Hunt 360 platform to grow power capacity and the expansion of J.B. Hunt 360box® which leverages the J.B. Hunt 360 platform to access drop-trailer capacity for customers across our transportation network. At the end of the second quarter 2022, the JBT fleet consisted of 12,770 trailers and 2,623 tractors, compared to 8,958 trailers and 1,770 tractors in 2021. Trailer turns in the second quarter of 2022 decreased 18% compared to second quarter 2021 due to the onboarding of new trailers and freight mix. JBT segment operating income increased to $25.0 million in 2022, compared with $14.2 million during second quarter 2021. Benefits from the higher load volume and increased revenue per load were partially offset by higher purchased transportation expense, higher equipment maintenance costs, increased personnel costs, higher insurance and claims expense, and increased technology spending. In addition, JBT incurred a net expense of $2.0 million for the segment’s portion of the Insurance-Related Charge in second quarter 2022.

FMS segment revenue increased 21% to $257 million in the second quarter 2022 from $212 million in 2021, primarily due to the acquisition of Zenith Freight Lines, LLC (Zenith) completed in the first quarter 2022 and the addition of multiple new customer contracts implemented over the past year. The increase in revenue was partially offset by the effects of internal efforts to improve revenue quality across certain accounts. The Zenith acquisition contributed $28 million to FMS revenue during the second quarter 2022. FMS segment operating income increased to $12.8 million in the second quarter of 2022 compared to $10.7 million in 2021, which included a $3.2 million benefit from the net settlement of claims. Benefits from higher revenue were partially offset by higher personnel salary, wages and benefits expense, increased insurance and claims expense, higher technology costs, increased driver recruiting costs, and implementation costs related to new long-term contractual business. In addition, FMS incurred a net expense of $0.4 million for the segment’s portion of the Insurance-Related Charge in second quarter 2022.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2022	2021	2022 vs. 2021
Total operating revenues	100.0%	100.0%	31.9%
Operating expenses:
Rents and purchased transportation	50.1	52.9	24.9
Salaries, wages and employee benefits	21.9	22.9	26.5
Fuel and fuel taxes	6.9	4.4	109.4
Depreciation and amortization	4.1	4.8	13.1
Operating supplies and expenses	3.3	3.1	38.9
Insurance and claims	2.3	1.2	145.7
General and administrative expenses, net of asset dispositions	1.6	1.6	25.8
Operating taxes and licenses	0.4	0.5	14.9
Communication and utilities	0.2	0.3	2.3
Total operating expenses	90.8	91.7	30.7
Operating income	9.2	8.3	46.2
Net interest expense	0.3	0.4	6.5
Earnings before income taxes	8.9	7.9	48.3
Income taxes	2.2	2.0	48.1
Net earnings	6.7%	5.9%	48.3%

Total operating expenses increased 30.7%, while operating revenues increased 31.9% during the second quarter 2022, from the comparable period 2021. Operating income increased to $353.1 million during the second quarter 2022 from $241.5 million in 2021.

Rents and purchased transportation costs increased 24.9% in second quarter 2022. This increase was primarily the result of an increase in rail carrier purchased transportation rates within the JBI segment, increased JBI load volume, which increased services provided by third-party rail carriers, and an increase in the use of third-party truck carriers by JBT during second quarter of 2022 compared to 2021.

Salaries, wages and employee benefits costs increased 26.5% during the second quarter 2022, compared with 2021. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers, a trend we anticipate continuing, and an increase in the number of employees as well as an increase in incentive compensation and group medical expense, partially offset by an $11.6 million workers’ compensation insurance return of premium benefit during the current quarter.

Fuel costs increased 109.4% in 2022, compared with 2021, due primarily to an increase in the price of fuel and increased road miles. Depreciation and amortization expense increased 13.1% in second quarter 2022, primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment and accessories within our JBI and JBT segments, and increased intangible asset amortization expense resulting from the Zenith acquisition within FMS, partially offset by lower JBT tractor depreciation expense due to reductions in its company-owned tractor fleet.

Operating supplies and expenses increased 38.9%, driven primarily by higher equipment maintenance costs, increased tire expense, higher travel and entertainment expenses, and increased tolls expense. Insurance and claims expense increased 145.7% in 2022 compared with 2021, primarily due to increased cost per claim, higher insurance policy premium expense, and the inclusion of a $30 million expense in second quarter 2022 for additional reserves of claims subject to insurance coverage layer specific aggregated limits. General and administrative expenses increased 25.8% for the current quarter from the comparable period in 2021, primarily due to higher building rentals, bad debt expense, advertising expense and professional service expense, partially offset by higher net gains from sale or disposals of assets. Net gain from sale or disposal of assets was $3.4 million in 2022, compared to a net loss from sale or disposals of assets of $1.2 million in 2021.

Net interest expense increased 6.5% in 2022 due to an increase in effective interest rates on our debt compared to second quarter 2021. Income tax expense increased 48.1% in 2022, compared with 2021, primarily due to higher taxable earnings. Our effective income tax rate was 25.0% for both the second quarter 2022 and 2021. Our annual tax rate for 2022 is expected to be between 23.5% and 24.5%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income/(loss)
	2022	2021	2022	2021
JBI	$3,436	$2,467	$403.5	$242.1
DCS	1,604	1,201	166.3	153.3
ICS	1,299	1,133	48.6	10.4
JBT	533	333	56.5	24.4
FMS	476	414	12.7	19.2
Other (includes corporate)	-	-	(0.2)	(0.2)
Subtotal	7,348	5,548	687.4	449.2
Inter-segment eliminations	(22)	(21)	-	-
Total	$7,326	$5,527	$687.4	$449.2

Total consolidated operating revenues increased to $7.33 billion for the first six months of 2022, a 33% increase from $5.53 billion for the comparable period 2021. Fuel surcharge revenue increased to $1.12 billion during the first six months of 2022, compared with $531.5 million in 2021. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 24% for the first six months of 2022 compared to the prior year period.

JBI segment revenue increased 39% to $3.44 billion during the first six months of 2022, compared with $2.47 billion in 2021. Load volume during the first six months of 2022 increased 7% and revenue per load increased 30%, which is determined by the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, increased 21% compared to the first six months of 2021. JBI segment operating income increased 67% to $403.5 million in the first six months of 2022, from $242.1 million in 2021. The increase is primarily due to increased revenue and higher net gains from the sale of equipment during the first six months of 2022, partially offset by higher rail and third-party dray purchased transportation expense, higher costs to attract and retain drivers, increased non-driver salary and wages, and higher costs due to rail and port network inefficiencies and customer detention of equipment. In addition, JBI incurred a net expense of $7.7 million in 2022, consisting of the segment’s portion of the Insurance-Related Charge in the second quarter.

DCS segment revenue increased 34%, to $1.60 billion during the first six months of 2022, from $1.20 billion in 2021. Productivity, defined as revenue per truck per week, increased by approximately 10% from a year ago. Productivity excluding fuel surcharge revenue for the first six months of 2022 increased 3% from a year ago. The increase in productivity was primarily due to contractual index-based rate increases, partially offset by lower productivity of equipment on start-up accounts and COVID-related labor disruptions during the first half of the current period. Operating income of our DCS segment increased to $166.3 million in the first six months of 2022, from $153.3 million in 2021. Higher revenues during the current period were partially offset by increased driver and non-driver wages, benefits and recruiting costs, higher costs related to the implementation of new long-term customer contracts, and increased bad debt expense when compared to the first six months of 2021. In addition, DCS incurred a net expense of $1.6 million in 2022, consisting of the segment’s portion of the Insurance-Related Charge in the second quarter.

ICS revenue increased 15% to $1.30 billion during the first six months of 2022, from $1.13 billion in 2021. Overall volumes increased 4%, while revenue per load increased 10% primarily due to higher contractual and spot customer rates in our truckload business as well as changes in customer freight mix compared to 2021. Approximately $822 million of ICS revenue for the first six months of 2022 was executed through the Marketplace for J.B. Hunt 360 compared to $755 million in 2021. Gross profit margin increased to 14.5% in the current period compared to 11.4% in 2021. ICS segment had operating income of $48.6 million in the first six months of 2022 compared to $10.4 million in 2021, primarily due to increased revenue and higher gross profit margins, partially offset by higher personnel costs, increased insurance and claims expense, and increased technology spending during the first six months of 2022. In addition, ICS incurred a net expense of $6.7 million in 2022, consisting of the segment’s portion of the Insurance-Related Charge in the second quarter.

JBT segment revenue increased 60% to $533 million for the first six months of 2022, from $333 million in 2021. Revenue excluding fuel surcharge revenue increased 53%, primarily due to a 32% increase in revenue per load excluding fuel surcharge revenue and a 15% increase in load volume compared to 2021. Operating income of our JBT segment increased to $56.5 million in the first six months of 2022, from $24.4 million in 2021. The increase in operating income was driven primarily by increased load counts and revenue per load during the current period which were partially offset by higher purchased transportation expense, higher equipment maintenance costs, increased personnel costs, higher insurance and claims expense, and increased technology spending. In addition, JBT incurred a net expense of $2.0 million in 2022, consisting of the segment’s portion of the Insurance-Related Charge in the second quarter.

FMS revenue increased 15% to $476 million during the first six months of 2022, from $414 million in 2021, primarily due to the addition of multiple new customer contracts implemented over the past year and the Zenith acquisition during the first half of the current period. The increase in revenue was partially offset by the effects of internal efforts to improve revenue quality across certain accounts as well as supply-chain related constraints for goods in the primary markets served by FMS. FMS segment had operating income of $12.7 million in the first six months of 2022 compared to $19.2 million in 2021, which included a $3.2 million benefit from the net settlement of claims. The decrease in operating income was primarily due to increased revenues being more than offset by higher personnel salary, wages and benefits expense, increased insurance and claims expense, increased driver recruiting costs, and implementation costs related to new long-term contractual business. In addition, FMS incurred a net expense of $0.4 million in 2022, consisting of the segment’s portion of the Insurance-Related Charge in the second quarter.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2022	2021	2022 vs. 2021
Total operating revenues	100.0%	100.0%	32.6%
Operating expenses:
Rents and purchased transportation	51.3	52.3	30.0
Salaries, wages and employee benefits	21.9	23.3	24.9
Fuel and fuel taxes	6.2	4.3	89.7
Depreciation and amortization	4.2	5.0	10.6
Operating supplies and expenses	3.2	3.1	35.1
Insurance and claims	1.8	1.3	81.4
General and administrative expenses, net of asset dispositions	1.4	1.8	5.2
Operating taxes and licenses	0.4	0.5	14.4
Communication and utilities	0.2	0.3	(0.4)
Total operating expenses	90.6	91.9	30.8
Operating income	9.4	8.1	53.0
Net interest expense	0.4	0.4	5.6
Earnings before income taxes	9.0	7.7	55.7
Income taxes	2.2	1.9	53.5
Net earnings	6.8%	5.8%	56.4%

Total operating expenses increased 30.8%, while operating revenues increased 32.6%, during the first six months of 2022, from the comparable period of 2021. Operating income increased to $687.4 million during the first six months of 2022, from $449.2 million in 2021.

Rents and purchased transportation costs increased 30.0% in 2022. This increase was primarily the result of increased load volumes, which increased services provided by third-party rail and truck carriers within JBI and ICS segments, increased rail and truck carrier purchased transportation rates, and an increase in the use of third-party truck carriers by JBT during the current period.

Salaries, wages and employee benefits costs increased 24.9% in 2022 from 2021. This increase was primarily related to increases in driver pay and office personnel compensation due to a tighter supply of qualified drivers and an increase in the number of employees as well as an increase in incentive compensation and group medical expense.

Fuel costs increased 89.7% in 2022, compared with 2021, due primarily to an increase in the price of fuel and an increase in road miles. Depreciation and amortization expense increased 10.6% in 2022 primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment and accessories within our JBI and JBT segments, and increased intangible asset amortization expense resulting from the Zenith acquisition within FMS, partially offset by lower JBT tractor depreciation expense due to reductions in its company-owned tractor fleet.

Operating supplies and expenses increased 35.1% driven primarily by higher equipment maintenance costs, increased tire expense, increased tolls expense, and higher travel and entertainment expenses. Insurance and claims expense increased 81.4% in 2022 compared with 2021, primarily due to increased cost per claim, higher insurance policy premium expense, and the inclusion of a $30 million expense in 2022 for additional reserves of claims subject to insurance coverage layer specific aggregated limits. General and administrative expenses increased 5.2% from the comparable period in 2021, primarily due to higher building rentals, advertising expense, professional services expense, and bad debt expense, partially offset by higher net gains from sale or disposals of assets. Net gain from sale or disposal of assets was $20.7 million in 2022, compared to a net loss from sale or disposals of assets of $2.4 million in 2021.

Net interest expense increased 5.6% in 2022, due primarily to higher effective interest rates on our debt. Income tax expense increased 53.5% during the first six months of 2022, compared with 2021, primarily due to increased taxable earnings in the first six months of 2022. Our effective income tax rate was 24.7% for the first six months of 2022, compared to 25.0% in 2021. Our annual tax rate for 2022 is expected to be between 23.5% and 24.5%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $784.5 million during the first six months of 2022, compared with $668.7 million for the same period 2021. Operating cash flows increased due to increased earnings, partially offset by the timing of general working capital activities. Net cash used in investing activities totaled $685.0 million in 2022, compared with $260.8 million in 2021. The increase resulted from an increase in equipment purchases, net of proceeds from the sale of equipment and the purchase of Zenith during 2022. Net cash used in financing activities was $331.2 million in 2022, compared with $150.3 million in 2021. This increase resulted primarily from an increase in treasury stock purchased and higher dividends paid during the first six months of 2022.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At June 30, 2022, we had a cash balance of $123.8 million and no outstanding balance on our senior revolving line of credit, which authorizes us to borrow up to $750 million and is supported by a credit agreement with a group of banks that expires in September 2023. This senior credit facility allows us to request an increase in the total commitment by up to $250 million and to request a one-year extension of the maturity date. The applicable interest rate under this agreement is based on either the Prime Rate, the Federal Funds Rate or LIBOR, depending upon the specific type of borrowing, plus an applicable margin based on our credit rating and other fees.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At June 30, 2022, we were compliant with all covenants and financial ratios. In addition, we do not anticipate the future international transitioning from LIBOR to alternative rates to have a material impact on our financial statements.

Our net capital expenditures were approximately $598.1 million during the first six months of 2022, compared with $260.7 million for the same period 2021. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2022 were primarily for tractors, intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $2.4 billion during the years 2022 to 2024, of which, approximately $1.0 billion is planned for the full year 2022. These expenditures will primarily be driven by purchasing additional intermodal containers, additional DCS tractors, and trailers used in our J.B. Hunt 360box program. At June 30, 2022, our aggregate future minimum lease payments under operating lease obligations related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment was $252.2 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $2.4 billion, as of June 30, 2022.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our outstanding debt at June 30, 2022 includes our senior revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 3.30% to 3.875%. Our senior revolving line of credit has variable interest rates, which are based on the Prime Rate, the Federal Funds Rate, or LIBOR, depending upon the specific type of borrowing, plus any applicable margins. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would have no impact on annual pretax earnings.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or six months ended June 30, 2022. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2022, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

There were no changes in our internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

On April 28, 2022, we issued an aggregate of 9,125 shares of our common stock to nonemployee members of our Board of Directors who elected to receive all or a portion of their annual director retainer in Company stock. These shares were valued based on the closing market price per share of our common stock of $174.59 on April 28, 2022, for an aggregate value of $1,593,134. The shares were issued to our nonemployee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2022:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
April 1 through April 30, 2022	290,218	$172.39	290,218	$226
May 1 through May 31, 2022	550,324	164.89	550,324	135
June 1 through June 30, 2022	138,848	169.59	138,848	112
Total	979,390	$167.78	979,390	$112

(1)         On January 22, 2020, our Board of Directors authorized the purchase of up to $500 million of our common stock. On July 20, 2022, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. These stock repurchase programs have no expiration date.

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

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated July 20, 2022 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed July 26, 2022)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 29th day of July 2022.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Financial Officer,
Executive Vice President
(Principal Financial and Accounting Officer)