Form 10-Q
period 2022-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2022-11-04
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐     No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2022 was 103,537,423.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2022

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating revenues, excluding fuel surcharge revenues	$3,162,106	$2,813,939	$9,364,082	$7,808,954
Fuel surcharge revenues	676,151	330,873	1,800,295	862,377
Total operating revenues	3,838,257	3,144,812	11,164,377	8,671,331

Operating expenses:
Rents and purchased transportation	1,891,848	1,667,236	5,650,011	4,557,770
Salaries, wages and employee benefits	887,723	711,694	2,493,139	1,997,196
Fuel and fuel taxes	242,379	139,155	697,481	379,036
Depreciation and amortization	166,580	138,923	472,914	415,839
Operating supplies and expenses	138,346	98,541	371,668	271,257
Insurance and claims	60,189	41,254	193,577	114,792
General and administrative expenses, net of asset dispositions	62,815	50,266	160,026	142,662
Operating taxes and licenses	17,082	15,464	49,154	43,488
Communication and utilities	9,067	8,450	26,802	26,264
Total operating expenses	3,476,029	2,870,983	10,114,772	7,948,304
Operating income	362,228	273,829	1,049,605	723,027
Net interest expense	13,562	11,977	38,991	36,061
Earnings before income taxes	348,666	261,852	1,010,614	686,966
Income taxes	79,284	62,023	242,566	168,369
Net earnings	$269,382	$199,829	$768,048	$518,597

Weighted average basic shares outstanding	103,757	105,173	104,297	105,452

Basic earnings per share	$2.60	$1.90	$7.36	$4.92

Weighted average diluted shares outstanding	104,924	106,436	105,458	106,688

Diluted earnings per share	$2.57	$1.88	$7.28	$4.86

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$84,334	$355,549
Trade accounts receivable, net	1,726,155	1,506,619
Prepaid expenses and other	341,927	451,201
Total current assets	2,152,416	2,313,369
Property and equipment, at cost	7,680,238	6,680,316
Less accumulated depreciation	2,972,231	2,612,661
Net property and equipment	4,708,007	4,067,655
Goodwill and intangible assets, net	241,443	191,093
Other assets	329,693	222,231
Total assets	$7,431,559	$6,794,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$355,972
Trade accounts payable	838,859	772,736
Claims accruals	340,207	307,210
Accrued payroll	208,707	190,950
Other accrued expenses	112,951	102,732
Total current liabilities	1,500,724	1,729,600

Long-term debt	1,243,814	945,257
Other long-term liabilities	346,007	256,233
Deferred income taxes	835,905	745,442
Stockholders' equity	3,505,109	3,117,816
Total liabilities and stockholders' equity	$7,431,559	$6,794,348

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30, 2022 and 2021
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at June 30, 2021	$1,671	$436,736	$5,242,206	$(2,881,585)	$2,799,028
Comprehensive income:
Net earnings	-	-	199,829	-	199,829
Cash dividend declared and paid ($0.30 per share)	-	-	(31,590)	-	(31,590)
Purchase of treasury shares	-	-	-	(50,336)	(50,336)
Share-based compensation	-	15,946	-	-	15,946
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(7,774)	-	(2,875)	(10,649)
Balances at September 30, 2021	$1,671	$444,908	$5,410,445	$(2,934,796)	$2,922,228

Balances at June 30, 2022	$1,671	$483,109	$6,036,095	$(3,196,011)	$3,324,864
Comprehensive income:
Net earnings	-	-	269,382	-	269,382
Cash dividend declared and paid ($0.40 per share)	-	-	(41,554)	-	(41,554)
Purchase of treasury shares	-	-	-	(60,690)	(60,690)
Share-based compensation	-	20,153	-	-	20,153
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(5,806)	-	(1,240)	(7,046)
Balances at September 30, 2022	$1,671	$497,456	$6,263,923	$(3,257,941)	$3,505,109

	Nine Months Ended September 30, 2022 and 2021
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2020	$1,671	$408,244	$4,984,739	$(2,794,516)	$2,600,138
Comprehensive income:
Net earnings	-	-	518,597	-	518,597
Cash dividend declared and paid ($0.88 per share)	-	-	(92,891)	-	(92,891)
Purchase of treasury shares	-	-	-	(136,917)	(136,917)
Share-based compensation	-	47,411	-	-	47,411
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(10,747)	-	(3,363)	(14,110)
Balances at September 30, 2021	$1,671	$444,908	$5,410,445	$(2,934,796)	$2,922,228

Balances at December 31, 2021	$1,671	$448,217	$5,621,103	$(2,953,175)	$3,117,816
Comprehensive income:
Net earnings	-	-	768,048	-	768,048
Cash dividend declared and paid ($1.20 per share)	-	-	(125,228)	-	(125,228)
Purchase of treasury shares	-	-	-	(300,030)	(300,030)
Share-based compensation	-	59,737	-	-	59,737
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(10,498)	-	(4,736)	(15,234)
Balances at September 30, 2022	$1,671	$497,456	$6,263,923	$(3,257,941)	$3,505,109

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net earnings	$768,048	$518,597
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	472,914	415,839
Noncash lease expense	61,656	40,160
Share-based compensation	59,737	47,411
(Gain)/loss on sale of revenue equipment and other	(20,970)	2,317
Deferred income taxes	90,463	38,566
Changes in operating assets and liabilities:
Trade accounts receivable	(212,325)	(318,545)
Other assets	102,506	131,753
Trade accounts payable	55,640	101,636
Income taxes payable or receivable	(7,616)	(16,976)
Claims accruals	34,322	10,464
Accrued payroll and other accrued expenses	(48,969)	(1,373)
Net cash provided by operating activities	1,355,406	969,849

Cash flows from investing activities:
Additions to property and equipment	(1,087,881)	(572,717)
Net proceeds from sale of equipment	69,853	61,642
Business acquisitions	(118,101)	-
Changes in other assets	-	(79)
Net cash used in investing activities	(1,136,129)	(511,154)

Cash flows from financing activities:
Payments on long-term debt	(350,000)	-
Proceeds from revolving lines of credit and other	1,035,200	1,516
Payments on revolving lines of credit and other	(735,200)	-
Purchase of treasury stock	(300,030)	(136,917)
Stock repurchased for payroll taxes and other	(15,234)	(14,110)
Dividends paid	(125,228)	(92,891)
Net cash used in financing activities	(490,492)	(242,402)
Net change in cash and cash equivalents	(271,215)	216,293
Cash and cash equivalents at beginning of period	355,549	313,302
Cash and cash equivalents at end of period	$84,334	$529,595

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$48,694	$45,643
Income taxes	$156,304	$140,992

Noncash investing activities
Accruals for equipment received	$70,903	$72,459

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

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.2 million shares during the three and nine months ended September 30, 2022, compared to 1.3 million and 1.2 million shares during the three and nine months ended September 30, 2021, respectively.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted share units:
Pretax compensation expense	$14,655	$11,677	$42,550	$34,669
Tax benefit	3,664	2,931	10,638	8,702
Restricted share unit expense, net of tax	$10,991	$8,746	$31,912	$25,967

Performance share units:
Pretax compensation expense	$5,498	$4,269	$17,187	$12,742
Tax benefit	1,375	1,071	4,297	3,198
Performance share unit expense, net of tax	$4,123	$3,198	$12,890	$9,544

As of September 30, 2022, we had $81.8 million and $31.3 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 2.9 years for restricted share units and 2.6 years for performance share units. During the nine months ended September 30, 2022, we issued 128,769 shares for vested restricted share units and 108,823 shares for vested performance share units. Of this total, 114,956 shares for vested restricted share units and no shares for vested performance share units were issued during the third quarter 2022.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost, under our current financing arrangements consist of the following (in millions):

	September 30, 2022	December 31, 2021
Senior credit facility	$297.0	$-
Senior notes	946.8	1,301.2
Less current portion of long-term debt	-	(356.0)
Total long-term debt	$1,243.8	$945.2

Senior Credit Facility

On September 27, 2022, we replaced our $750 million senior credit facility dated September 25, 2018, with a new credit facility authorizing us to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorize us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, and if funded, will mature in September 2025. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2022, we had $300.0 million outstanding on the revolving line of credit, at an average interest rate of 4.10%, and no outstanding balance of term loans under this agreement.

Senior Notes

Our senior notes consist of two separate issuances. The first is $250 million of 3.85% senior notes due March 2024, issued in March 2014. Interest payments under these notes are due semiannually in March and September of each year, beginning September 2014. The second is $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under these notes are due semiannually in March and September of each year beginning September 2019. Both senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to shelf registration statements filed in February 2014 and January 2019. Both notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. Our $350 million of 3.30% senior notes matured in August 2022. The entire outstanding balance was paid in full at maturity.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2022.

5.	Capital Stock

On January 22, 2020, our Board of Directors authorized the purchase of up to $500 million of our common stock. On July 20, 2022, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At September 30, 2022, $551 million of this combined authorization was remaining. We purchased approximately 1,710,000 shares, or $300 million, of our common stock under our repurchase authorization during the nine months ended September 30, 2022, of which 349,000 shares, or $60.7 million, were purchased in third quarter 2022. On July 20, 2022, our Board of Directors declared a regular quarterly dividend of $0.40 per common share, which was paid August 19, 2022, to stockholders of record on August 5, 2022. On October 20, 2022, our Board of Directors declared a regular quarterly dividend of $0.40 per common share, which will be paid on November 18, 2022, to stockholders of record on November 4, 2022.

6.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). The following are assets and liabilities measured at fair value on a recurring basis at September 30, 2022 (in millions):

	Asset/(Liability) Balance
	September 30, 2022	December 31, 2021	Input Level
Trading investments	$23.5	$26.0	1
Interest rate swap	$-	$6.3	2
Senior notes, net of unamortized discount and debt issuance costs	$-	$(356.0)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of the interest rate swap and corresponding senior notes have been measured using the income approach (Level 2), which include relevant interest rate curve inputs. Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets. The interest rate swap and senior notes are classified in our Condensed Consolidated Balance Sheets in prepaid expenses and other and current portion of long-term debt, respectively. The senior notes matured in August, 2022 and the related interest rate swap terminated.

Financial Instruments

The carrying amount of our senior credit facility and remaining senior notes not measured at fair value on a recurring basis was $1.24 billion and $945.2 million at September 30, 2022 and December 31, 2021, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $905.0 million and $1.04 billion at September 30, 2022 and December 31, 2021, respectively.

The carrying amounts of all other instruments at September 30, 2022, approximate their fair value due to the short maturity of these instruments.

7.	Income Taxes

Our effective income tax rate was 22.7% for the three months ended September 30, 2022, compared to 23.7% for the three months ended September 30, 2021. Our effective income tax rate was 24.0% for the first nine months of 2022, compared to 24.5% in 2021. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At September 30, 2022, we had a total of $87.8 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $74.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $9.0 million at September 30, 2022.

In August 2022, the Inflation Reduction Act of 2022 was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. The major tax provisions in the law include a corporate alternative minimum tax (CAMT) on certain large corporations and an excise tax on certain share repurchases, both effective January 1, 2023. The CAMT is not expected to impact us on the effective date, and the excise tax on share repurchases is not expected to have a material impact on our financial statements.

8.	Commitments and Contingencies

As the result of state use tax audits, we have been assessed amounts owed from which we are vigorously appealing. We have recorded a liability for the estimated probable exposure under these audits and await resolution of the matter.

We purchase insurance coverage for a portion of expenses related to vehicular collisions and accidents. These policies include a level of self-insurance (deductible) coverage applicable to each claim as well as certain coverage layer specific, aggregated reimbursement limits of covered excess claims. We may exceed some of these existing coverage layer aggregate reimbursement limits. During the second quarter 2022, we recorded $30 million in liabilities to reflect our estimate of exposure for excess claims and will adjust current reserves as necessary until the underlying claims are ultimately settled.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

9.	Acquisitions

On January 31, 2022, we entered into an asset purchase agreement to acquire substantially all of the assets and assume certain specified liabilities of Zenith Freight Lines, LLC (Zenith), a wholly-owned subsidiary of Bassett Furniture Industries, Inc., subject to customary closing conditions.  The closing of the transaction was effective on February 28, 2022, with a purchase price of $86.9 million. Total consideration paid in cash under the Zenith agreement was $87.1 million and consisted of the agreed upon purchase price adjusted for estimated working capital adjustments. In addition, we incurred approximately $0.9 million in transaction costs which are recorded in general and administrative expenses, net of asset dispositions in our Condensed Consolidated Statements of Earnings. The Zenith acquisition was accounted for as a business combination and will operate within our Final Mile Services® business segment. Assets acquired and liabilities assumed were recorded in our Condensed Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $42.7 million of definite-lived intangible assets and approximately $11.4 million of goodwill. Goodwill consists of acquiring and retaining the Zenith existing network and expected synergies from the combination of operations. The following table outlines the consideration transferred and preliminary purchase price allocation at their respective estimated fair values as of February 28, 2022 (in millions):

Consideration	$87.1
Accounts receivable	7.2
Other current assets	1.3
Property and equipment	28.4
Other assets	0.3
Right-of-use assets	28.2
Intangibles	42.7
Accounts payable and accrued liabilities	(4.2)
Lease liabilities	(28.2)
Goodwill	$11.4

On September 14, 2022, we entered into purchase agreements to acquire substantially all of the assets and assume certain specified liabilities of Alterri Distribution Center, LLC and to acquire all the real property and other assets of related entities (Alterri), subject to customary closing conditions.  The closing of the transaction was effective on September 14, 2022, with a purchase price and total consideration paid in cash of $31.0 million. The Alterri acquisition was accounted for as a business combination and will operate within our Intermodal business segment. Assets acquired and liabilities assumed were recorded in our Condensed Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $0.9 million of definite-lived intangible assets and approximately $8.7 million of goodwill. Goodwill consists of acquiring and retaining Alterri’s existing operating model and strategic geographic location as well as expected synergies from the combination of operations. The following table outlines the consideration transferred and preliminary purchase price allocation at their respective estimated fair values as of September 30, 2022 (in millions):

Consideration	$31.0
Accounts receivable	0.3
Property and equipment	21.1
Right-of-use assets	0.4
Intangibles	0.9
Lease liabilities	(0.4)
Goodwill	$8.7

10.	Goodwill and Other Intangible Assets

As discussed in Note 9, Acquisitions, in 2022, we recorded additional goodwill of approximately $20.1 million and additional finite-lived intangible assets of approximately $43.6 million in connection with the Zenith and Alterri acquisitions. Total goodwill was $120.6 million and $100.5 million at September 30, 2022, and December 31, 2021, respectively. At September 30, 2022, $111.9 million and $8.7 million of our goodwill was assigned to our Final Mile Services and Intermodal business segments, respectively. No impairment losses have been recorded for goodwill as of September 30, 2022. Prior to the Zenith and Alterri acquisitions, our intangible assets consisted of those arising from previous business acquisitions and our purchased LDC network access, both within our Final Mile Services business segment. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
	September 30,	December 31,	Amortization
	2022	2021	Period
Finite-lived intangibles:
Customer relationships	$169.0	$129.9	10.8
Non-competition agreements	9.6	7.3	6.3
Trade names	6.4	4.2	2.1
LDC Network	10.5	10.5	10.0
Total finite-lived intangibles	195.5	151.9
Less accumulated amortization	(74.7)	(61.3)
Total identifiable intangible assets, net	$120.8	$90.6

Our finite-lived intangible assets have no assigned residual values.

Intangible asset amortization expense was $4.8 million during the third quarter 2022, compared to $3.5 million during third quarter 2021. During the nine months ended September 30, 2022 and 2021, intangible asset amortization expense was $13.4 million and $10.7 million, respectively. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $18.2 million for 2022, $19.5 million for 2023, $18.3 million for 2024, $18.0 million for 2025, and $17.2 million for 2026. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

11.	Business Segments

We reported five distinct business segments during the nine months ended September 30, 2022 and 2021. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions™ (ICS), Truckload (JBT), and Final Mile Services (FMS). The operation of each of these businesses is described in Note 14, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2021. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	September 30, 2022	December 31, 2021
JBI	$3,272	$2,858
DCS	1,824	1,630
ICS	396	428
JBT	491	403
FMS	579	472
Other (includes corporate)	870	1,003
Total	$7,432	$6,794

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
JBI	$1,837	$1,413	$5,273	$3,879
DCS	894	665	2,498	1,866
ICS	591	666	1,890	1,799
JBT	274	204	807	537
FMS	249	206	725	620
Subtotal	3,845	3,154	11,193	8,701
Inter-segment eliminations	(7)	(9)	(29)	(30)
Total	$3,838	$3,145	$11,164	$8,671

	Operating Income/(Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
JBI	$217.0	$165.1	$620.5	$407.2
DCS	103.1	78.1	269.4	231.5
ICS	13.5	14.7	62.1	25.1
JBT	19.0	14.7	75.5	39.0
FMS	9.6	1.3	22.3	20.5
Other (includes corporate)	(0.0)	(0.1)	(0.2)	(0.3)
Total	$362.2	$273.8	$1,049.6	$723.0

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
JBI	$58.0	$48.9	$165.9	$147.5
DCS	68.7	58.3	197.8	173.6
ICS	0.6	0.2	1.7	0.6
JBT	11.9	9.1	32.5	26.8
FMS	11.4	8.7	32.1	26.3
Other (includes corporate)	16.0	13.7	42.9	41.0
Total	$166.6	$138.9	$472.9	$415.8

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2022	2021	2022	2021
JBI	$1,837	$1,413	$217.0	$165.1
DCS	894	665	103.1	78.1
ICS	591	666	13.5	14.7
JBT	274	204	19.0	14.7
FMS	249	206	9.6	1.3
Other (includes corporate)	-	-	(0.0)	(0.1)
Subtotal	3,845	3,154	362.2	273.8
Inter-Segment eliminations	(7)	(9)	-	-
Total	$3,838	$3,145	$362.2	$273.8

Total consolidated operating revenues increased to $3.84 billion for the third quarter 2022, a 22% increase from $3.14 billion in the third quarter 2021. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 12%. This increase in operating revenues resulted from higher JBI revenue per load, excluding fuel surcharge revenue, higher average truck counts and improved fleet productivity in DCS, higher volumes in JBT, and increased revenues in FMS primarily driven by a recent business acquisition, partially offset by decreased ICS volume.

JBI segment revenue increased 30% to $1.84 billion during the third quarter 2022, compared with $1.41 billion in 2021. Load volumes during the third quarter 2022 increased 4% over the same period 2021. Transcontinental loads increased 1% during the third quarter 2022, and eastern network load volume was up 7% compared to the third quarter 2021. Despite sustained growth in demand for intermodal capacity, JBI continued to encounter network fluidity issues attributable to rail velocity, customer behavior, and general uncertainties within the overall supply chain during the third quarter 2022, which hindered further load volume growth within the period. Revenue per load, which is determined by the combination of customer rates, fuel surcharges and freight mix, increased 26% during the third quarter 2022. Revenue per load excluding fuel surcharge revenue increased 17% compared to the third quarter 2021. JBI segment operating income increased 31%, to $217.0 million in the third quarter 2022, from $165.1 million in 2021. The increase is primarily due to increased revenue, partially offset by higher rail and third-party dray purchased transportation expense, higher costs to attract and retain drivers, increased non-driver salary and wages, higher equipment-related expenses, and higher costs due to rail network inefficiencies and customer detention of equipment. The current quarter ended with approximately 113,000 units of trailing capacity and 6,870 power units assigned to the dray fleet.

DCS segment revenue increased 34% to $894 million in the third quarter 2022 from $665 million in 2021. Productivity, defined as revenue per truck per week, increased 14% when compared to the third quarter 2021. Productivity excluding fuel surcharges increased 6%, primarily due to contractual index-based rate increases and higher productivity of equipment on start-up accounts during the current period. A net additional 1,836 revenue-producing trucks were in the fleet by the end of the third quarter 2022 compared to the prior year period. DCS segment operating income increased 32% to $103.1 million in the third quarter 2022, from $78.1 million in 2021. The increase is primarily due to increased revenue, partially offset by increased driver and non-driver wages, benefits and recruiting costs, higher equipment-related expenses, and higher costs related to the implementation of new long-term customer contracts when compared to the third quarter 2021.

ICS segment revenue decreased 11% to $591 million in the third quarter 2022, from $666 million in 2021. Overall volumes decreased 8%, while truckload volumes decreased 1%, compared to the third quarter 2021. Revenue per load decreased 4%, primarily due to decreases in spot rates that were partially offset by higher contractual rates and freight mix changes compared to the third quarter 2021. Contractual business represented approximately 57% of total load volume and 53% of total revenue in the third quarter 2022, compared to 54% and 41%, respectively, in 2021. Approximately $391 million of third quarter 2022 ICS revenue was executed through the Marketplace for J.B. Hunt 360 compared to $397 million in the third quarter 2021. ICS segment operating income decreased to $13.5 million in the third quarter of 2022 compared to $14.7 million in 2021. Gross profit margin increased to 14.3% in the third quarter 2022, compared to 12.0% in 2021. The increase in gross profit margin was more than offset by higher personnel costs, increased technology spending, higher bad debt expense, and increased insurance and claims expense compared to third quarter 2021. ICS’s carrier base increased 25% compared to third quarter 2021.

JBT segment revenue totaled $274 million for the third quarter 2022, an increase of 34% from $204 million in third quarter 2021. Revenue excluding fuel surcharge increased 24% primarily due to a 10% increase in revenue per load excluding fuel surcharge revenue and a 13% increase in load volume compared to third quarter 2021. Load volume growth was primarily related to the expansion of J.B. Hunt 360box® which leverages the J.B. Hunt 360 platform to provide customers access to drop-trailer capacity across our transportation network. At the end of the third quarter 2022, the JBT fleet consisted of 13,751 trailers and 2,684 tractors, compared to 9,906 trailers and 1,965 tractors in 2021. Trailer turns in the third quarter of 2022 decreased 18% compared to third quarter 2021 due to the onboarding of new trailers and freight mix. JBT segment operating income increased to $19.0 million in the third quarter 2022, compared with $14.7 million during third quarter 2021. Benefits from the higher load volume and increased revenue per load were partially offset by higher purchased transportation expense, higher equipment-related expenses, increased personnel costs, higher insurance and claims expense, and increased technology spending.

FMS segment revenue increased 21% to $249 million in the third quarter 2022 from $206 million in 2021, primarily due to the acquisition of Zenith completed in the first quarter 2022 and the addition of multiple new customer contracts implemented over the past year. The increase in revenue was partially offset by the effects of internal efforts to improve revenue quality across certain accounts. The Zenith acquisition contributed $28 million to FMS revenue during the third quarter 2022. FMS segment operating income increased to $9.6 million in the third quarter of 2022 compared to $1.3 million in 2021. Benefits from higher revenue were partially offset by increased driver and non-driver wages, benefits and recruiting costs, higher equipment-related expenses, increased insurance and claims expense, higher technology costs, and implementation costs related to new long-term contractual business.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2022	2021	2022 vs. 2021
Total operating revenues	100.0%	100.0%	22.1%
Operating expenses:
Rents and purchased transportation	49.3	53.0	13.5
Salaries, wages and employee benefits	23.1	22.6	24.7
Fuel and fuel taxes	6.3	4.4	74.2
Depreciation and amortization	4.3	4.4	19.9
Operating supplies and expenses	3.6	3.1	40.4
Insurance and claims	1.6	1.3	45.9
General and administrative expenses, net of asset dispositions	1.8	1.7	25.0
Operating taxes and licenses	0.4	0.5	10.5
Communication and utilities	0.2	0.3	7.3
Total operating expenses	90.6	91.3	21.1
Operating income	9.4	8.7	32.3
Net interest expense	0.3	0.4	13.2
Earnings before income taxes	9.1	8.3	33.2
Income taxes	2.1	1.9	27.8
Net earnings	7.0%	6.4%	34.8%

Total operating expenses increased 21.1%, while operating revenues increased 22.1% during the third quarter 2022, from the comparable period 2021. Operating income increased to $362.2 million during the third quarter 2022 from $273.8 million in 2021.

Rents and purchased transportation costs increased 13.5% in third quarter 2022. This increase was primarily the result of an increase in rail carrier purchased transportation costs within the JBI segment and an increase in the use of third-party truck carriers by JBT during third quarter of 2022 compared to 2021. These increases were partially offset by decreased volumes and third-party truck carrier rates within ICS.

Salaries, wages and employee benefits costs increased 24.7% during the third quarter 2022, compared with 2021. This increase was primarily related to increases in driver pay and office personnel compensation and an increase in the number of employees.

Fuel costs increased 74.2% in the third quarter 2022, compared with 2021, due primarily to an increase in the price of fuel and increased road miles. Depreciation and amortization expense increased 19.9% in third quarter 2022, primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment within our JBI and JBT segments, and increased intangible asset amortization expense resulting from the Zenith acquisition within FMS.

Operating supplies and expenses increased 40.4% in the third quarter 2022, driven primarily by higher equipment maintenance costs, due to holding equipment longer, increased tire expense, higher travel and entertainment expenses, and increased tolls expense. Insurance and claims expense increased 45.9% in 2022 compared with 2021, primarily due to increased cost per claim, and higher insurance policy premium expense. General and administrative expenses increased 25.0% for the current quarter from the comparable period in 2021, primarily due to higher building rental expense, higher bad debt expense, and increased professional service expense, partially offset by lower advertising costs. Net gain from sale or disposal of assets was $0.3 million in the third quarter 2022, compared to $0.1 million in 2021.

Net interest expense increased 13.2% in the third quarter 2022 due primarily to an increase in effective interest rates on our debt and higher debt issuance costs compared to third quarter 2021. Income tax expense increased 27.8% in 2022, compared with 2021, primarily due to higher taxable earnings, partially offset by a lower effective income tax rate. Our effective income tax rate reduced to 22.7% for the third quarter 2022, compared with 23.7% for the third quarter 2021, due primarily to legislation enacted in the third quarter 2022, decreasing state tax rates. Our annual tax rate for 2022 is expected to be between 23.5% and 24.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(loss)
	2022	2021	2022	2021
JBI	$5,273	$3,879	$620.5	$407.2
DCS	2,498	1,866	269.4	231.5
ICS	1,890	1,799	62.1	25.1
JBT	807	537	75.5	39.0
FMS	725	620	22.3	20.5
Other (includes corporate)	-	-	(0.2)	(0.3)
Subtotal	11,193	8,701	1,049.6	723.0
Inter-segment eliminations	(29)	(30)	-	-
Total	$11,164	$8,671	$1,049.6	$723.0

Total consolidated operating revenues increased to $11.16 billion for the first nine months of 2022, a 29% increase from $8.67 billion for the comparable period 2021. Fuel surcharge revenue increased to $1.80 billion during the first nine months of 2022, compared with $862.4 million in 2021. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 20% for the first nine months of 2022 compared to the prior year period.

JBI segment revenue increased 36% to $5.27 billion during the first nine months of 2022, compared with $3.88 billion in 2021. Load volume during the first nine months of 2022 increased 6% and revenue per load increased 28%, which is determined by the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, increased 19% compared to the first nine months of 2021. JBI segment operating income increased 52% to $620.5 million in the first nine months of 2022, from $407.2 million in 2021. The increase is primarily due to increased revenue and higher net gains from the sale of equipment during the current period, partially offset by higher rail and third-party dray purchased transportation expense, higher costs to attract and retain drivers, increased non-driver salary and wages, higher equipment-related expenses, and higher costs due to rail and port network inefficiencies and customer detention of equipment. In addition, JBI incurred a net expense of $7.7 million in the second quarter of 2022, consisting of the segment’s portion of an increase in casualty claim expenses, partially offset by a workers’ compensation insurance benefit (Insurance-Related Charge).

DCS segment revenue increased 34%, to $2.50 billion during the first nine months of 2022, from $1.87 billion in 2021. Productivity, defined as revenue per truck per week, increased by approximately 12% from a year ago. Productivity excluding fuel surcharge revenue for the first nine months of 2022 increased 4% from a year ago. The increase in productivity was primarily due to contractual index-based rate increases, partially offset by lower productivity of equipment on start-up accounts and COVID-related labor disruptions during the first half of the current period. Operating income of our DCS segment increased to $269.4 million in the first nine months of 2022, from $231.5 million in 2021. Higher revenues and higher net gains from the sale of equipment during the current period were partially offset by increased driver and non-driver wages, benefits and recruiting costs, higher equipment-related expenses, higher costs related to the implementation of new long-term customer contracts and increased bad debt expense when compared to the first nine months of 2021. In addition, DCS incurred a net expense of $1.6 million in 2022, consisting of the segment’s portion of the Insurance-Related Charge in the second quarter.

ICS revenue increased 5% to $1.90 billion during the first nine months of 2022, from $1.80 billion in 2021. Overall volumes were flat, while revenue per load increased 5% primarily due to higher contractual customer rates in our truckload business as well as changes in customer freight mix compared to 2021. Approximately $1.21 billion of ICS revenue for the first nine months of 2022 was executed through the Marketplace for J.B. Hunt 360 compared to $1.15 billion in 2021. Gross profit margin increased to 14.5% in the current period compared to 11.6% in 2021. ICS segment had operating income of $62.1 million in the first nine months of 2022 compared to $25.1 million in 2021, primarily due to increased revenue and higher gross profit margins, partially offset by higher personnel costs, increased insurance and claims expense, increased technology spending, and higher bad debt expense during the first nine months of 2022. In addition, ICS incurred a net expense of $6.7 million in 2022, consisting of the segment’s portion of the Insurance-Related Charge in the second quarter.

JBT segment revenue increased 50% to $807 million for the first nine months of 2022, from $537 million in 2021. Revenue excluding fuel surcharge revenue increased 42%, primarily due to a 24% increase in revenue per load excluding fuel surcharge revenue and a 15% increase in load volume compared to 2021. Operating income of our JBT segment increased to $75.5 million in the first nine months of 2022, from $39.0 million in 2021. The increase in operating income was driven primarily by increased load counts and revenue per load during the current period which were partially offset by higher purchased transportation expense, higher equipment-related expenses, increased personnel costs, higher insurance and claims expense, and increased technology spending. In addition, JBT incurred a net expense of $2.0 million in 2022, consisting of the segment’s portion of the Insurance-Related Charge in the second quarter.

FMS revenue increased 17% to $725 million during the first nine months of 2022, from $620 million in 2021, primarily due to the addition of multiple new customer contracts implemented over the past year and the Zenith acquisition during the first half of the current period. The increase in revenue was partially offset by the effects of internal efforts to improve revenue quality across certain accounts as well as supply-chain related constraints for goods in the primary markets served by FMS. FMS segment had operating income of $22.3 million in the first nine months of 2022 compared to $20.5 million in 2021, which included a $3.2 million benefit from the net settlement of claims. The increase in operating income was primarily due to increased revenues, partially offset by higher personnel salary, wages and benefits expense, higher equipment-related expenses, increased insurance and claims expense, increased driver recruiting costs, increased technology costs, and implementation costs related to new long-term contractual business. In addition, FMS incurred a net expense of $0.4 million in 2022, consisting of the segment’s portion of the Insurance-Related Charge in the second quarter.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2022	2021	2022 vs. 2021
Total operating revenues	100.0%	100.0%	28.8%
Operating expenses:
Rents and purchased transportation	50.6	52.6	24.0
Salaries, wages and employee benefits	22.3	23.0	24.8
Fuel and fuel taxes	6.2	4.4	84.0
Depreciation and amortization	4.2	4.8	13.7
Operating supplies and expenses	3.3	3.1	37.0
Insurance and claims	1.7	1.3	68.6
General and administrative expenses, net of asset dispositions	1.7	1.7	12.2
Operating taxes and licenses	0.4	0.5	13.0
Communication and utilities	0.2	0.3	2.0
Total operating expenses	90.6	91.7	27.3
Operating income	9.4	8.3	45.2
Net interest expense	0.3	0.4	8.1
Earnings before income taxes	9.1	7.9	47.1
Income taxes	2.2	1.9	44.1
Net earnings	6.9%	6.0%	48.1%

Total operating expenses increased 27.3%, while operating revenues increased 28.8%, during the first nine months of 2022, from the comparable period of 2021. Operating income increased to $1.05 billion during the first nine months of 2022, from $723.0 million in 2021.

Rents and purchased transportation costs increased 24.0% in 2022. This increase was primarily the result of an increase in rail carrier purchased transportation costs within the JBI segment and an increase in the use of third-party truck carriers by JBT during the current period.

Salaries, wages and employee benefits costs increased 24.8% in 2022 from 2021. This increase was primarily related to increases in driver pay and office personnel compensation and an increase in the number of employees as well as an increase in incentive compensation and group medical expense.

Fuel costs increased 84.0% in 2022, compared with 2021, due primarily to an increase in the price of fuel and an increase in road miles. Depreciation and amortization expense increased 13.7% in 2022 primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment within our JBI and JBT segments and increased intangible asset amortization expense resulting from the Zenith acquisition within FMS.

Operating supplies and expenses increased 37.0% driven primarily by higher equipment maintenance costs, due to holding equipment longer, increased tire expense, increased tolls expense, and higher travel and entertainment expenses. Insurance and claims expense increased 68.6% in 2022 compared with 2021, primarily due to increased cost per claim, higher insurance policy premium expense, and the inclusion of a $30.0 million expense in the second quarter 2022 for additional reserves of claims subject to insurance coverage layer specific aggregated limits. General and administrative expenses increased 12.2% from the comparable period in 2021, primarily due to higher building rentals, increased professional services expense, higher software subscription expense, higher bad debt expense, and increased advertising expense, partially offset by higher net gains from sale or disposals of assets. Net gain from sale or disposal of assets was $21.0 million in 2022, compared to a net loss from sale or disposals of assets of $2.3 million in 2021.

Net interest expense increased 8.1% in 2022, due primarily to higher effective interest rates on our debt. Income tax expense increased 44.1% during the first nine months of 2022, compared with 2021, primarily due to increased taxable earnings in the first nine months of 2022. Our effective income tax rate was 24.0% for the first nine months of 2022, compared to 24.5% in 2021. Our annual tax rate for 2022 is expected to be between 23.5% and 24.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $1.36 billion during the first nine months of 2022, compared with $969.8 million for the same period 2021. Operating cash flows increased primarily due to increased earnings. Net cash used in investing activities totaled $1.14 billion in 2022, compared with $511.1 million in 2021. The increase resulted from an increase in equipment purchases, net of proceeds from the sale of equipment and the purchases of Zenith and Alterri which closed during the first and third quarters of 2022, respectively. Net cash used in financing activities was $490.5 million in 2022, compared with $242.4 million in 2021. This increase resulted primarily from an increase in treasury stock purchased and higher dividends paid during the first nine months of 2022.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. On September 27, 2022, we replaced our $750 million senior credit facility dated September 25, 2018, with a new credit facility authorizing us to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorize us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, and if funded, will mature in September 2025. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2022, we had a cash balance of $84.3 million, a $300 million outstanding balance on the revolving line of credit and no outstanding balance of term loans under our senior credit facility.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At September 30, 2022, we were compliant with all covenants and financial ratios.

Our net capital expenditures were approximately $1.02 billion during the first nine months of 2022, compared with $511.1 million for the same period 2021. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2022 were primarily for tractors, intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $2.2 billion during the years 2022 to 2024, of which approximately $738 million is planned for the full year 2022. These expenditures will primarily be driven by purchasing additional intermodal containers, additional DCS tractors, and trailers used in our J.B. Hunt 360box program. At September 30, 2022, our aggregate future minimum lease payments under operating lease obligations related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment was $301.4 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $2.2 billion, as of September 30, 2022.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our outstanding debt at September 30, 2022 includes our revolving line of credit and senior notes issuances. Our senior notes have fixed interest rates ranging from 3.85% to 3.875%. Our revolving line of credit has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2022, the average interest rate under our revolving line of credit was 4.10%. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.0 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or nine months ended September 30, 2022. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2022, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

There were no changes in our internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended September 30, 2022:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
July 1 through July 31, 2022	-	$-	-	$612
August 1 through August 31, 2022	251,125	174.37	251,125	568
September 1 through September 30, 2022	97,534	173.30	97,534	551
Total	348,659	$174.07	348,659	$551

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

3.1

Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2

Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated October 21, 2021 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed October 27, 2021)

3.3

Amendment No. 1 to the Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated July 20, 2022 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed July 26, 2022)

10.1	Amended and Restated Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed October 3, 2022)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 4th day of November 2022.

J.B. HUNT TRANSPORT SERVICES, INC. (Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III Chief Executive Officer (Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow Chief Financial Officer, Executive Vice President (Principal Financial and Accounting Officer)