Form 10-K
period 2022-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2023-02-24
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of 82,346,856 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2022, was $13.0 billion (based upon $157.47 per share).

As of February 21, 2023, the number of outstanding shares of the registrant’s common stock was 103,770,366.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Stockholders, to be held April 27, 2023, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2022

FORWARD-LOOKING STATEMENTS

This report, including documents which are incorporated by reference and other documents which we file periodically with the Securities and Exchange Commission (SEC), contains statements that may be considered to be “forward-looking statements.” Such statements relate to our predictions concerning future events or operations and are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “goals,” “strategy,” “future,” “predict,” “seek,” “estimate,” “likely,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. These statements are based on our belief or interpretation of information currently available. Stockholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors. Some of the factors and events that are not within our control and that could have a material impact on future operating results include the following: general economic and business conditions; potential business or operational disruptions resulting from the effects of the novel coronavirus (COVID-19) pandemic, including any future spikes or outbreaks of the virus, as well as government actions taken in response to the pandemic; competition and competitive rate fluctuations; excess capacity in the intermodal or trucking industries; a loss of one or more major customers; cost and availability of diesel fuel; interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; ability to attract and retain qualified drivers, delivery personnel, independent contractors, and third-party carriers; retention of key employees; insurance costs and availability; litigation and claims expense; determination that independent contractors are employees; new or different environmental or other laws and regulations; volatile financial credit markets or interest rates; terrorist attacks or actions; acts of war; adverse weather conditions; disruption or failure of information systems; inability to keep pace with technological advances affecting our information technology platforms; operational disruption or adverse effects of business acquisitions; increased costs for and availability of new revenue equipment; increased tariffs assessed on or disruptions in the procurement of imported revenue equipment; decreases in the value of used equipment; and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.

You should understand that many important factors, in addition to those listed above, could impact us operationally and financially. Our operating results may fluctuate as a result of these and other risk factors or events as described in our filings with the SEC. Some important factors that could cause our future results to differ from estimates or projections contained in the forward-looking statements are described under “Risk Factors” in Item 1A. We assume no obligation to update any forward-looking statement to the extent we become aware that it will not be achieved for any reason.

PART I

ITEM 1.   BUSINESS

OVERVIEW

We are one of the largest surface transportation, delivery, and logistics companies in North America. J.B. Hunt Transport Services, Inc. is a publicly held holding company that, through our wholly owned subsidiaries, provides a wide range of reliable transportation, brokerage, and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Unless otherwise indicated by the context, “we,” “us,” “our,” the “Company”, and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries. We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers, independent contractors, or third-party carriers. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, freight handling, specialized equipment, and freight network design. In addition, we provide or arrange for local and home delivery services, generally referred to as last-mile delivery services, to customers through a network of cross-dock and other delivery system locations throughout the continental United States. Utilizing thousands of reliable third-party carriers, we also provide comprehensive freight transportation brokerage and logistics services. In addition to dry-van, full-load operations, we also arrange for these unrelated outside carriers to provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360°®, an online platform that offers shippers and carriers greater access, visibility and transparency of the supply chain.

We believe our ability to offer multiple services, utilizing our existing lines of business and a full complement of logistics services through third parties, represents a competitive advantage. We report our operating results for these services using five reporting segments: Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions (ICS), Final Mile Services® (FMS) and Truckload (JBT). Our business usually involves slightly higher freight volumes in August through early November. Meanwhile, DCS and FMS are subject to less seasonal variation than our other segments.

Our operations have been impacted by the COVID-19 global pandemic. We began our COVID-19 response activities in the first quarter of 2020, which required remote working when possible, expanded health and safety policies, facility modifications, increased security coverage, and purchase and distribution of personal protective equipment and supplies. In addition, we provided incremental paid time off for employees to help offset any financial loss caused by their absence from work when receiving the COVID-19 vaccination. We also worked with local healthcare organizations to provide vaccination assistance under applicable area guidelines and procedures to employees and their family members. In April 2022, we eliminated the requirement of remote working when possible, resulting in previously remote employees returning to our home office campus and all other field locations throughout North America. We continue to review and analyze both external and internal COVID-related data, including the effects of new variants. We are pleased with the continued performance of our employees, particularly our drivers, who provided consistent service to our customers throughout the pandemic.

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

Increasingly, our customers are seeking energy-efficient transportation solutions to reduce both cost and greenhouse-gas emissions. Our Company’s mission, to create the most efficient transportation network in North America, focuses on delivering both for our customers across all of our business segments. We seek to accomplish this by maintaining a modern fleet to maximize fuel efficiency, converting loads from truck to rail with our intermodal service, and introducing technologies to optimize freight flows in the supply chain by eliminating waste. Additionally, we continue to test and explore the usage of alternative fuel vehicles. Efforts to improve fleet fuel efficiency and reduce greenhouse gas emissions are ongoing. We are an Environmental Protection Agency (EPA) SmartWay® Transport Partner, and proud to have been awarded the EPA’s SmartWay® Excellence Award each of the past twelve years it was awarded.

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

JBI operates 115,150 pieces of company-owned trailing equipment systemwide. The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality. We own and maintain our own chassis fleet, consisting of 95,553 units. The containers and chassis are uniquely designed so that they may only be paired together, which we feel creates an operational competitive advantage. JBI also manages a fleet of 6,081 company-owned tractors and 7,972 company drivers and contracts 615 independent contractor trucks. At December 31, 2022, the total JBI employee count was 9,229. Revenue for the JBI segment in 2022 was $7.02 billion.

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

At December 31, 2022, this segment operated 12,328 company-owned trucks, 570 customer-owned trucks, and 1 independent contractor truck. DCS also operates 23,354 owned pieces of trailing equipment and 4,968 customer-owned trailers. The DCS segment employed 16,334 people, including 13,887 drivers, at December 31, 2022. DCS revenue for 2022 was $3.38 billion.

ICS Segment

ICS provides traditional freight brokerage and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment within other segments. By leveraging the J.B. Hunt brand, systems, and network, we provide a broader service offering to customers by providing flatbed, refrigerated, expedited, and LTL, as well as a variety of dry-van and intermodal solutions. Furthermore, we offer an online multimodal marketplace via J.B. Hunt 360 that helps shippers and carriers match the right load with the right carrier and the best mode. ICS also provides single-source logistics management for customers desiring to outsource their transportation functions and utilize our proven supply chain technology and design expertise to improve efficiency. ICS operates multiple remote sales offices or branches, as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2022, the ICS segment employed 984 people, with approximately 156,400 available third-party carriers. ICS revenue for 2022 was $2.39 billion.

JBT Segment

The service offering in this segment is full-load, dry-van freight, utilizing tractors and trailers operating over roads and highways. JBT also offers services through our J.B. Hunt 360box® program which utilizes our J.B. Hunt 360 platform to access capacity and offer efficient drop trailer solutions to our customers. We typically pick up freight at the dock or specified location of the shipper and transport the load directly to the location of the consignee. We use our company-owned tractors and employee drivers or independent contractors or third-party carriers who agree to transport freight in our trailers.

At December 31, 2022, the JBT segment operated 620 company-owned tractors, 14,718 company-owned trailers, and employed 1,055 people, 626 of whom were drivers. At December 31, 2022, we had 2,098 independent contractors operating in the JBT segment. JBT revenue for 2022 was $1.08 billion.

FMS Segment

FMS provides last-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations, with 98% of the continental U.S. population living within 150 miles of a network location. FMS provides both asset and non-asset (brokerage) big and bulky delivery and installation services, as well as fulfillment and retail-pooling distributions services. FMS contracts with customers range from one to five years, with the average being approximately three years.

At December 31, 2022, this segment operated 1,506 company-owned trucks, 303 customer-owned trucks, and 20 independent contractor trucks. FMS also operates 1,297 owned pieces of trailing equipment and 316 customer-owned trailers. The FMS segment employed 3,768 people, including 1,926 drivers and 607 delivery and material assistants, at December 31, 2022. FMS revenue for 2022 was $980 million.

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

Human Capital Resources

General

Despite operating over 182,000 pieces of transportation equipment, our single greatest asset and one of the factors differentiating us from our competitors is our service-oriented people. J.B. Hunt strives to provide a supportive and safe work environment for its employees, where diverse and innovative ideas can be fostered to solve problems and provide value-added services for our customers. In addition to our employees, our customers, vendors, and communities in which we operate also share diverse backgrounds and an equally diverse range of interests and passions. J.B. Hunt puts forth its best effort to support initiatives reflecting the company values which are shared by its stakeholders.

As of December 31, 2022, we had 37,151 employees, which consisted of 24,411 company drivers, 10,795 office personnel, 1,324 maintenance technicians, and 621 delivery and material assistants. We also had arrangements with 2,734 independent contractors to transport freight in our trailing equipment. None of our employees are represented by unions or covered by collective bargaining agreements.

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

In addition, our Employee Resource Groups (ERGs), Inclusion Office, and Inclusion Council work together to further our culture of inclusivity. The Company’s six ERGs offer opportunities for employee professional development, business improvement, community engagement, and networking. Comprised of groups representing women, Latinos, veterans, LGBTQIA+, African Americans, and Asian Americans and Pacific Islanders, our ERGs promote camaraderie within the workforce and allow employees with similar interests to build meaningful work relationships that enable career mobility. Our Inclusion Office is a division of our People Team where our inclusion strategy and work are centralized to enable our mission of creating an inclusive culture where all employees feel welcomed, valued, respected, safe, and heard. Our Inclusion Council was established in 2022 and is comprised of 15 senior leaders with diverse identities from across our organization. They are a voice for our people who share a passion for ensuring that inclusion remains a key component of creating an exceptional employee experience and drives how we do business.

Employee Safety and Health

The health and well-being of our workforce is a priority as we continue to ingrain safety into our corporate culture and strive to conduct all our operations as safely as possible. J.B. Hunt employees participate in regular job-specific safety training programs. In addition, J.B. Hunt’s Million Mile Safe Driving and Recognition Awards Program has recognized and rewarded our drivers who dedicate themselves to accident-free driving. Since its inception in 1996, the program has awarded more than $35 million to over 4,600 drivers.

We believe that access to quality healthcare is also an important part of this priority, and we have programs in place that focus on improving the quality of care that our employees and their families receive. Paid leave is another key component of this focus and the Company offers benefit plans that comply with all applicable laws.

In April 2022, we successfully implemented our return to office plan and began concluding our COVID-19 specific safety response activities at our home office campus and all other field locations throughout North America. Our COVID-19 safety response included requiring remote working when possible, expanded health and safety policies, facility modifications, increased security coverage, and purchase and distribution of personal protective equipment and supplies. In addition, we provided incremental paid time off for employees to help offset any financial loss caused by their absence from work when receiving the COVID-19 vaccination. We also worked with local healthcare organizations to provide vaccination assistance under applicable area guidelines and procedures to employees and their family members. Due to the nature of our business and the large portion of our workforce consisting of drivers and other non-office personnel, fewer than 25% of our total employees were able to work remotely; however, we remained, and continue to remain, committed to the safety of our workforce, suppliers, and customers while continuing to meet our customers’ needs.

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

As of December 31, 2022, our company-owned tractor and truck fleet consisted of 20,535 units. In addition, we had 2,734 independent contractors who operate their own tractors but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets. Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers, improved fuel efficiency and lowers maintenance expense. At December 31, 2022, the average age of our combined tractor fleet was 2.6 years, while our containers averaged 8.3 years of age and our trailers averaged 6.3 years. We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

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

Our JBI business segment utilizes railroads in the performance of its transportation services. The majority of these services are provided pursuant to contractual relationships with the railroads. While we have agreements with a number of Class I railroads, the majority of our business travels on the BNSF and the Norfolk Southern railways. The transportation services provided by these railroads have been in recent years and may from time to time in the future be impacted by contractual disagreements, labor disruptions or shortages, and other rail network inefficiencies. A material change in the relationship with, the ability to utilize or the overall service levels provided by one or more of these railroads could have a material adverse effect on our business and operating results. In addition, a portion of the freight we deliver is imported to the United States through ports of call that are subject to labor union contracts. Work stoppages or other disruptions at any of these ports could have a material adverse effect on our business.

We regularly purchase new revenue equipment, including trucks, chassis and trailing equipment, in each of our operating segments to expand our fleets and replace aging equipment. Since the beginning of the COVID-19 pandemic, equipment manufacturers have experienced production and delivery delays due to work stoppages, supply chain disruptions and high demand that have impacted the availability, cost and timing of our receipt of new equipment orders. Any continued or future delays in the availability of new revenue equipment or further increases in the cost of such equipment could have a material adverse affect on our business and profitability by reducing productivity, increasing maintenance expenses and capital expenditures, and limiting our ability to expand our business.

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

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2022, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. We have experienced substantial increases in the number and severity of auto liability claims which have exceeded our insurance coverage layers, which has adversely impacted our operating results in recent periods. If the number or severity of claims for which we are self-insured continues to increase, our operating results could be further adversely affected. We have policies in place for 2023 with substantially the same terms as our 2022 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage. We purchase insurance coverage for the amounts above which we are self-insured. If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

For the calendar year ended December 31, 2022, our top 10 customers, based on revenue, accounted for approximately 38% of our revenue. One customer accounted for approximately 14% of our total revenue for the year ended December 31, 2022. Our JBI, ICS, and JBT segments typically do not have long-term contracts with their customers. While our DCS and FMS segments may involve long-term written contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

A determination that independent contractors are employees could expose us to various liabilities and additional costs.

Federal and state legislation as well as tax and other regulatory authorities have sought to assert that independent contractors in the transportation service industry are employees rather than independent contractors. An example of such legislation has recently gone into effect in California, although a legal challenge to the law is pending. There can be no assurance that interpretations that support the independent contractor status will not change, that other federal or state legislation will not be enacted or that various authorities will not successfully assert a position that re-classifies independent contractors to be employees. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

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

We rely on information technology throughout all areas of our business to initiate, track, and complete customer orders; process financial and nonfinancial data; compile results of operations for internal and external reporting; and achieve operating efficiencies and growth. We have also invested significantly in the development of our Marketplace for J.B. Hunt 360 online freight matching platform, through which we are generating an increasing amount of revenue. Each of our information technology systems may be susceptible to various interruptions, including equipment or network failures, failed upgrades or replacement of software, user error, power outages, natural disasters, cyber-attacks, theft or misuse of data, terrorist attacks, computer viruses, hackers, or other security breaches. We may in the future experience security breaches and other interruptions of our information technology systems despite our best efforts to prevent them. We have mitigated our exposure to these risks through the establishment and maintenance of technology security programs and disaster recovery plans, but these mitigating activities may not be sufficient. A significant disruption, failure or security breach in our information technology systems could have a material adverse effect on our business, which could include operational disruptions, loss of confidential information, external reporting delays or errors, legal claims, or damage to our business reputation. We also could experience an inability to keep pace with technological advances, resulting in our information technology platforms becoming obsolete or our competitors developing related or similar service offerings more effective than ours.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We own our corporate headquarters in Lowell, Arkansas. In addition, we own or lease buildings in Lowell that we utilize for administrative support and warehousing. We also own or lease 52 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel, and employ personnel to support operations. These facilities vary in size from 2 to 39 acres. Each of our business segments utilizes these facilities. In addition, we have 129 leased or owned facilities in our FMS cross-dock and other delivery system networks and multiple leased or owned remote sales offices or branches in our ICS segment. We also own or lease multiple small facilities, offices, and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	563	935,000	198,000
Cross-dock and delivery system facilities	82	4,567,000	140,000
Corporate headquarters campus, Lowell, Arkansas	130	-	707,000
Branch sales offices	-	-	50,000
Other facilities, offices, and parking yards	555	995,000	266,000

ITEM 3.   LEGAL PROCEEDINGS

See Note 9, Commitments and Contingencies in our Consolidated Financial Statements for disclosures related to legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “JBHT.” At December 31, 2022, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued. We had 103.7 million and 105.1 million shares outstanding as of December 31, 2022 and 2021 respectively. On February 21, 2023, we had 967 stockholders of record of our common stock.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and any other factors the Board of Directors may deem relevant. On January 19, 2023, we announced an increase in our quarterly cash dividend from $0.40 to $0.42 per share, which was paid February 24, 2023, to stockholders of record on February 10, 2023. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

On January 22, 2020, our Board of Directors authorized the purchase of up to $500 million of our common stock. On July 20, 2022, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. These stock repurchase programs have no expiration date. At December 31, 2022, we had $551.1 million available under these authorized plans to purchase our common stock. We made no purchases of our common stock during the three months ended December 31, 2022.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of stockholders of our common stock with the cumulative total returns of the S&P 500 index and two customized peer groups. The peer group labeled “2021 Peer Group” consists of 13 companies: C.H. Robinson Worldwide Inc., CSX Corporation, Expeditors International of Washington Inc., Hub Group Inc., Knight-Swift Transportation Holdings Inc., Norfolk Southern Corporation, Old Dominion Freight Line Inc., Republic Services Inc., Ryder System Inc., Schneider National Inc., Stericycle Inc., Waste Management Inc., and XPO, Inc. The peer group labeled “2022 Peer Group” consists of 14 companies: C.H. Robinson Worldwide Inc., CSX Corporation, Expeditors International of Washington Inc., Hub Group Inc., Knight-Swift Transportation Holdings Inc., Norfolk Southern Corporation, Old Dominion Freight Line Inc., Republic Services Inc., Ryder System Inc., Schneider National Inc., Stericycle Inc., Union Pacific Corporation, Waste Management Inc., and XPO, Inc. The graph assumes the value of the investment in our common stock, in the index, and in each of the peer groups (including reinvestment of dividends) was $100 on December 31, 2017 and tracks it through December 31, 2022. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31,
	2017	2018	2019	2020	2021	2022

J.B. Hunt Transport Services, Inc.	$100.00	$81.59	$103.43	$122.15	$183.99	$158.36
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
2021 Peer Group	100.00	100.83	127.45	154.02	210.17	182.35
2022 Peer Group	100.00	102.30	131.78	157.84	208.60	179.30

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

Workers’ Compensation and Accident Costs

We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents, and cargo damage. Certain insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim. We have umbrella policies to limit our exposure to catastrophic claim costs which may include certain coverage-layer-specific, aggregated reimbursement limits of covered excess claims. We are substantially self-insured for loss of and damage to our owned and leased revenue equipment.

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2020 through 2022, we were self-insured for $500,000 per occurrence as well as subject to coverage-layer-specific, aggregated reimbursement limits of covered excess claims for personal injury and property damage. We were fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2023 with substantially the same terms as our 2022 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate personal injury and property damage claim liability. This process involves the use of expected loss rates, loss-development factors based on our historical claims experience, claim frequencies and severity, and contractual premium adjustment factors, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2022, we had an accrual of approximately $427 million for estimated claims. A significant increase in the volume of claims or amount of settlements exceeding our coverage-layer specific, aggregated reimbursement limits could result in significant increase in our estimated liability for claims in future periods. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2022, we have recorded $374 million of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis, and trailers in connection with our business. This equipment may be purchased or acquired under lease agreements. In addition, we may rent revenue equipment from various third parties under short-term rental arrangements. Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairment to our assets at December 31, 2022.

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

	Percentage of Operating Revenues			Percentage Change Between Years
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating revenues	100.0%	100.0%	100.0%	21.7%	26.3%

Operating expenses:
Rents and purchased transportation	49.9	53.0	51.4	14.6	30.2
Salaries, wages and employee benefits	22.8	22.7	24.4	22.1	17.6
Fuel and fuel taxes	6.3	4.4	3.7	75.6	48.4
Depreciation and amortization	4.4	4.6	5.5	15.7	5.6
Operating supplies and expenses	3.4	3.0	3.5	36.1	10.5
Insurance and claims	2.1	1.4	1.4	92.7	22.7
General and administrative expenses, net of asset dispositions	1.4	1.5	1.8	10.1	8.6
Operating taxes and licenses	0.5	0.5	0.6	14.8	9.4
Communication and utilities	0.2	0.3	0.3	5.3	4.0
Total operating expenses	91.0	91.4	92.6	21.2	24.6
Operating income	9.0	8.6	7.4	27.4	46.6
Net interest expense	0.4	0.4	0.5	9.7	(2.8)
Earnings before income taxes	8.6	8.2	6.9	28.2	50.1
Income taxes	2.1	1.9	1.6	30.6	49.4
Net earnings	6.5%	6.3%	5.3%	27.4%	50.3%

2022 Compared With 2021

Consolidated Operating Revenues

Our total consolidated operating revenues increased 21.7% to $14.81 billion in 2022, compared to $12.17 billion in 2021. This increase was primarily due to higher revenue per load and increased load volumes within JBI and JBT, increased average revenue producing trucks and fleet productivity within DCS, and increased revenue in FMS primarily driven by a business acquisition, partially offset by decreased ICS load volume. Fuel surcharge revenues increased 94.2% to $2.43 billion in 2022, compared to $1.25 billion in 2021. If fuel surcharge revenues were excluded from both years, our 2022 revenue increased 13.4% over 2021.

Consolidated Operating Expenses

Our 2022 consolidated operating expenses increased 21.2% from 2021, while year-over-year revenue increased 21.7%, resulting in a 2022 operating ratio of 91.0% compared to 91.4% in 2021.

Rents and purchased transportation costs increased 14.6% in 2022, primarily due to an increase in rail carrier purchased transportation costs within the JBI segment and an increase in the use of third-party truck carriers by JBT, partially offset by decreased ICS load volume. Salaries, wages and employee benefit costs increased 22.1% in 2022 from 2021. This increase was primarily related to increases in driver pay and office personnel compensation and an increase in the number of employees as well as an increase in group medical expense compared to 2021.

Fuel and fuel taxes expense increased 75.6% in 2022 compared with 2021, due primarily to an increase in the price of fuel during 2022 and increased road miles. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional, or local fuel prices. While these programs may address fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue. As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues. Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties. These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 15.7% in 2022, primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment within our JBI and JBT segments and increased intangible asset amortization expense resulting from the business acquisition within FMS.

Operating supplies and expenses increased 36.1% in 2022 compared with 2021, driven primarily by higher equipment maintenance costs, due to holding equipment longer, increased tire expense, increased tolls expense, and higher travel and entertainment expenses compared to 2021. Insurance and claims expense increased 92.7% in 2022, primarily due to increased cost per claim, higher insurance policy premium expense, and the inclusion of $94.0 million of expense for additional casualty claim reserves for claims subject to insurance coverage layer specific aggregated limits in 2022. General and administrative expenses increased 10.1% from 2021, primarily due to higher building rentals, higher software subscription expense, increased professional services expense, and higher bad debt expense, partially offset by higher net gains from sale or disposals of assets. Net gain from sale or disposal of assets was $25.4 million in 2022, compared to a net loss from sale or disposals of assets of $5.5 million in 2021.

Net interest expense for 2022 increased by 9.7% compared with 2021, due to higher effective interest rates on our debt. Income tax expense increased 30.6% in 2022, due primarily to increased taxable earnings in 2022. Our effective income tax rate was 24.4% in 2022 and 23.9% in 2021.

Segments

We operated five business segments during 2022. The operation of each of these businesses is described in our Notes to Consolidated Financial Statements. The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment
	Years Ended December 31, (in millions)
	2022	2021	2020
JBI	$7,022	$5,454	$4,675
DCS	3,378	2,578	2,196
ICS	2,386	2,538	1,658
JBT	1,082	796	463
FMS	980	842	689
Total segment revenues	14,848	12,208	9,681
Intersegment eliminations	(34)	(40)	(44)
Total	$14,814	$12,168	$9,637

	Operating Income by Segment
	Years Ended December 31, (in millions)
	2022	2021	2020
JBI	$800	$603	$428
DCS	345	304	314
ICS	59	46	(45)
JBT	93	65	17
FMS	35	28	(1)
Total	$1,332	$1,046	$713

Operating Data by Segment

	Years Ended December 31,
	2022	2021	2020
JBI
Loads	2,068,278	1,984,834	2,019,391
Average length of haul (miles)	1,665	1,684	1,690
Revenue per load	$3,395	$2,748	$2,315
Average tractors during the period(1)	6,601	5,904	5,530
Tractors (end of period)	6,696	6,194	5,663
Trailing equipment (end of period)	115,150	104,973	98,689
Average effective trailing equipment usage	107,319	98,798	90,514

DCS
Loads	4,406,527	4,020,308	3,676,212
Average length of haul (miles)	165	161	160
Revenue per truck per week(2)	$5,225	$4,719	$4,373
Average trucks during the period(3)	12,564	10,628	9,743
Trucks (end of period)	12,899	11,689	9,911
Trailing equipment (end of period)	28,322	28,822	27,290

ICS
Loads	1,231,334	1,326,979	1,265,897
Revenue per load	$1,938	$1,912	$1,310
Gross profit margin	14.7%	11.8%	9.9%
Employee count (end of period)	984	975	1,011
Approximate number of third-party carriers (end of period)	156,400	136,400	100,200
Marketplace for J.B. Hunt 360 revenue (millions)	$1,521.1	$1,583.8	$1,142.2

JBT
Loads	500,407	445,812	406,550
Average trailers during the period	12,798	9,299	7,866
Revenue per load	$2,163	$1,785	$1,138
Average length of haul	520	482	420
Tractors (end of period)
Company-owned	620	734	798
Independent contractor	2,098	1,501	971
Total tractors	2,718	2,235	1,769
Trailers (end of period)	14,718	11,172	8,567

FMS
Stops	5,432,627	6,413,680	5,771,533
Average trucks during the period(3)	1,814	1,520	1,405

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue increased 29% to $7.02 billion in 2022, from $5.45 billion in 2021. This increase in revenue was primarily a result of a 24% increase in revenue per load, which is the combination of changes in freight mix, customer rate changes, cost recovery efforts, and fuel surcharge revenue and a 4% increase in load volume. Eastern network load volumes increased 9% and transcontinental loads increased 1% compared to 2021. Revenue per load excluding fuel surcharges increased 15% compared to 2021.

Operating income of the JBI segment increased to $800 million in 2022, from $603 million in 2021. The increase is primarily due to increased revenue and higher net gains from the sale of equipment during the current year, partially offset by higher rail and third-party dray purchased transportation expense, higher costs to attract and retain drivers, increased non-driver salary and wages, higher equipment-related expenses, increased insurance and claims expense, and higher costs due to rail and port network inefficiencies and customer detention of equipment. In addition, JBI incurred $33 million in expense for the segment’s portion of the additional casualty claim reserves in 2022.

DCS Segment

DCS segment revenue increased 31% to $3.38 billion in 2022, from $2.58 billion in 2021. Productivity, defined as revenue per truck per week, increased 11% compared to 2021. Productivity excluding fuel surcharge revenue increased 4% from 2021. The increase in productivity was primarily due to contractual index-based rate increases, partially offset by lower productivity of equipment on start-up accounts. Customer retention rates remain above 98%.

Operating income of our DCS segment increased to $345 million in 2022, from $304 million in 2021. Higher revenues and higher net gains from the sale of equipment during 2022 were partially offset by increased driver and non-driver wages, benefits and recruiting costs, higher equipment-related expenses, higher costs related to the implementation of new long-term customer contracts, increased insurance and claims expense, and higher bad debt expense when compared to 2021. In addition, DCS incurred $27 million in expense for the segment’s portion of the additional casualty claim reserves in 2022.

ICS Segment

ICS segment revenue decreased 6% to $2.39 billion in 2022, from $2.54 billion in 2021. Overall volumes decreased 7%, while revenue per load increased 1% when compared to 2021, primarily due to higher contractual customer rates within the truckload business and changes in customer freight mix when compared to 2021. Contractual business was 56% of the total load volume and 51% of the total revenue in 2022, compared to 51% of the total load volume and 39% of the total revenue in 2021.

Operating income of our ICS segment increased to $59 million in 2022, from $46 million in 2021. The increase in operating income was primarily due to higher gross profit margins, partially offset by higher personnel costs, increased technology spending, increased insurance and claims expense, and higher bad debt expense during 2022. In addition, ICS incurred $22 million in expense for the segment’s portion of the additional casualty claim reserves in 2022. Gross profit margin increased to 14.7% in the current year versus 11.8% last year. Approximately $1.52 billion of ICS revenue for 2022 was executed through the Marketplace for J.B. Hunt 360 compared to $1.58 billion in 2021. ICS’s carrier base increased 15% when compared to 2021.

JBT Segment

JBT segment revenue increased 36% to $1.1 billion in 2022, from $796 million in 2021. Excluding fuel surcharges, revenue for 2022 increased 28% compared to 2021, primarily due to a 12% increase in load volume and a 14% increase in revenue excluding fuel surcharge revenue per load compared to 2021. The 2022 growth in load count was primarily due to the continued expansion of J.B. Hunt 360box which leverages the J.B. Hunt 360 platform to access drop trailer capacity for customers across our transportation network. At the end of 2022, JBT operated 14,718 trailers and 2,718 tractors compared to 11,172 and 2,235 at the end of 2021.

Operating income of our JBT segment increased to $93 million in 2022, from $65 million in 2021. The increase in operating income was driven primarily by increased load counts and revenue per load during the current year, which were partially offset by higher purchased transportation expense, higher equipment-related expenses, increased personnel costs, increased insurance and claims expense, and increased technology spending related to the continued expansion of J.B. Hunt 360box. In addition, JBT incurred $7 million in expense for the segment’s portion of the additional casualty claim reserves in 2022.

FMS Segment

FMS segment revenue increased 16% to $980 million in 2022 from $842 million in 2021, primarily due to the implementation of multiple new customer contracts and the acquisition of Zenith Freight Lines, LLC (Zenith) in 2022. The increase in revenue was partially offset by the effects of internal efforts to improve revenue quality across certain accounts as well as supply-chain related constraints for goods in the primary markets served by FMS.

Operating income of our FMS segment increased to $35 million in 2022, from $28 million in 2021. The increase in operating income was primarily due to increased revenues, partially offset by higher personnel salary, wages and benefits expense, higher equipment-related expenses, increased insurance and claims expense, increased driver recruiting costs, increased technology costs, and implementation costs related to new long-term contractual business. In addition, FMS incurred $5 million in expense for the segment’s portion of the additional casualty claim reserves in 2022, while 2021 included an aggregated benefit of $9 million from the net settlement of claims and the reduction of a contingent liability.

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

JBT Segment

JBT segment revenue increased 72% to $796 million in 2021, from $463 million in 2020. Excluding fuel surcharges, revenue for 2021 increased 70% compared to 2020, primarily due to a 10% increase in load volume and a 55% increase in revenue excluding fuel surcharge revenue per load compared to 2020. The 2021 growth in load count was primarily due to the continued expansion of J.B. Hunt 360box which leverages the J.B. Hunt 360 platform to access drop trailer capacity for customers across our transportation network. At the end of 2021, JBT operated 11,172 trailers and 2,235 tractors compared to 8,567 and 1,769 at the end of 2020.

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

FMS Segment

FMS segment revenue increased 22% to $842 million in 2021 from $689 million in 2020, primarily due to the addition of multiple customer contracts implemented during the current year and 2020 including temporary suspension of operations at several customer sites as a result of the COVID-19 pandemic. Stop count for 2021 increased 11%, while productivity, defined as revenue per stop, increased 10% compared to 2020. The increase in productivity was primarily due to a shift in the mix of business between asset and asset-light operations and the implementation of higher rates.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.78 billion in 2022, compared to $1.22 billion in 2021, due to increased earnings and the timing of general working capital activities.

Net cash used in investing activities totaled $1.55 billion in 2022, compared with $877 million in 2021. The increase resulted primarily from an increase in equipment purchases, net of proceeds from the sale of equipment, and business acquisitions completed in 2022.

Net cash used in financing activities was $530 million in 2022, compared with $305 million in 2021. This increase resulted primarily from an increase in treasury stock purchased, higher dividends paid, and retirement of long-term debt, partially offset by net proceeds from revolving lines of credit in 2022.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and other factors the Board of Directors may deem relevant. We paid a $0.27 per share quarterly dividend in 2020, a $0.28 per share quarterly dividend in the first quarter of 2021, a $0.30 per share quarterly dividend in the last three quarters of 2021, and a $0.40 per share quarterly dividend in 2022. On January 19, 2023, we announced an increase in our quarterly cash dividend from $0.40 to $0.42 per share, which was paid February 24, 2023, to stockholders of record on February 10, 2023. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. In September 2022, we replaced our $750 million senior credit facility dated September 25, 2018, with a new credit facility authorizing us to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorize us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, and if funded, will mature in September 2025. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At December 31, 2022, we had a cash balance of $51.9 million, a $317.5 million outstanding balance on the revolving line of credit at an average interest rate of 5.32% and no outstanding balance of term loans under our senior credit facility.

We continue to evaluate the possible effects of current economic conditions and reasonable and supportable economic forecasts on operational cash flows, including the risks of declines in the overall freight market and our customers' liquidity and ability to pay. We regularly monitor working capital and maintain frequent communication with our customers, suppliers and service providers. A large portion of our cost structure is variable. Purchased transportation expense represents more than half of our total costs and is heavily tied to load volumes. Our second largest cost item is salaries and wages, the largest portion of which is driver pay, which includes a large variable component.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At December 31, 2022, we were in compliance with all covenants and financial ratios.

We are currently committed to spend a total of approximately $2.37 billion, net of proceeds from sales or trade-ins, during 2023 and 2024, which is primarily related to the acquisition of tractors, containers, chassis, and other trailing equipment. We had no other off-balance sheet arrangements as of December 31, 2022.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 3.85% to 3.875%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our revolving line of credit has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At December 31, 2022, the average interest rate under our revolving line of credit was 5.32%. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $3.2 million. During 2022, we had an interest rate swap agreement which effectively converted our then outstanding $350 million of 3.30% fixed-rate senior notes due August 2022 to a variable rate. The applicable interest rate under this swap agreement was based on LIBOR plus an established margin. These senior notes matured in August 2022 and the related interest rate swap was terminated. We are not currently utilizing any hedging instruments to manage our interest rate risk.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2022. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases. As of December 31, 2022, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

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

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Earnings for years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows for years ended December 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

The effectiveness of internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. PricewaterhouseCoopers LLP’s report on internal control over financial reporting is included herein (following Item 15).

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2023.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2023.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2023.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2022, information about compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,542,366	$ - (2)	4,233,978

(1)	We have no equity compensation plans that are not approved by security holders.

(2)

Currently, only restricted share units remain outstanding under our equity compensation plan. Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis and, accordingly, do not include an exercise price.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2023.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2023.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Financial Statements

The financial statements included in Item 8 above are filed as part of this annual report.

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Other Receivables for the Years Ended:	Balance at Beginning of Year	Charged to Expense	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2020	$13.3	$5.6	$(0.5)	$18.4
December 31, 2021	18.4	2.6	(4.2)	16.8
December 31, 2022	16.8	9.0	(3.5)	22.3

The above schedule reports allowances related to trade accounts receivable and other receivables.

All other schedules have been omitted either because they are not applicable or because the required information is included in our Consolidated Financial Statements or the notes thereto.

(3)	Exhibits

Exhibit
Number	Description

3.1

Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2

Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated October 21, 2021 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed October 27, 2021)

3.3

Amendment No. 1 to the Second Amended and Restated Bylaws J.B. Hunt Transport Services, Inc., dated July 20, 2022 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K filed July 26, 2022)

3.4

Amendment No. 2 to the Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated January 19, 2023 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed January 24, 2023)

4.1	Description of Capital Stock of J.B. Hunt Transport Services, Inc.

4.2	Indenture (incorporated by reference from Exhibit 4.1 of the Company’s registration statement on Form S-3ASR (File No. 333-169365), filed September 14, 2010)

4.3	Third Supplemental Indenture (incorporated by reference from Exhibit 4.4 of the Company’s current report on Form 8-K, filed March 6, 2014)

4.4	Base Indenture, dated as of March 1, 2019 (incorporated by reference from Exhibit 4.1 of the Company’s current report on Form 8-K, filed March 1, 2019)

4.5	First Supplemental Indenture, dated as of March 1, 2019 (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed March 1, 2019)

10.1	Third Amended and Restated Management Incentive Plan (incorporated by reference from Appendix A of the Company’s definitive proxy statement on Schedule 14A, filed March 9, 2017)

10.2

Amendment to J.B. Hunt Transport Services, Inc. Third Amended and Restated Management Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed April 22, 2019)

10.3	Summary of Compensation Arrangements with Named Executive Officers for 2022 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed January 24, 2022)

10.4	Summary of Compensation Arrangements with Named Executive Officers for 2023 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed January 24, 2023)

10.5	Amended and Restated Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed October 3, 2022)

21.1	Subsidiaries of J.B. Hunt Transport Services, Inc.

22.1	List of Guarantor Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP

24.1	Powers of Attorney of Members of J.B. Hunt Transport Services, Inc. Board of Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 24th day of February 2023.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 24th day of February 2023, on behalf of the registrant and in the capacities indicated.

/s/ John N. Roberts, III	Chief Executive Officer,
John N. Roberts, III	Member of the Board of Directors
(Principal Executive Officer)

/s/ John Kuhlow	Chief Financial Officer,
John Kuhlow	Executive Vice President
(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors
Kirk Thompson

*	Member of the Board of Directors
James L. Robo	(Independent Lead Director)

*	Member of the Board of Directors
Douglas G. Duncan

*	Member of the Board of Directors
Francesca M. Edwardson

*	Member of the Board of Directors
Wayne Garrison

*	Member of the Board of Directors
Sharilyn S. Gasaway

*	Member of the Board of Directors
Gary C. George

*	Member of the Board of Directors
John B. Hill, III

*	Member of the Board of Directors
J. Bryan Hunt, Jr.

*	Member of the Board of Directors
Gale V. King

*By	/s/ John N. Roberts, III
John N. Roberts, III
As Attorney-in-Fact Pursuant to Powers of Attorney filed herewith

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our management has concluded that as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. PricewaterhouseCoopers LLP’s report on internal control over financial reporting is included herein.

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
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of J.B. Hunt Transport Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, of stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2022 appearing under Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Personal injury and property damage claims accruals

As described in Note 2 to the consolidated financial statements, the Company is substantially self-insured for loss of and damage to owned and leased revenue equipment. As of December 31, 2022, the Company’s claims accrual balance for self-insured claims was $427 million, of which a significant portion of claims related to personal injury and property damage. The Company recognizes a liability at the time of the incident based on an analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Management uses an actuarial method to develop current claim information to derive an estimate of the ultimate personal injury and property damage claim liability, which involves the use of expected loss rates, loss-development factors based on historical claims experience, and claim frequencies and severity.

The principal considerations for our determination that performing procedures relating to the personal injury and property damage claims accrual is a critical audit matter are (i) the significant judgment by management when developing the claims accrual estimate; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to the expected loss rates, loss-development factors based on historical claims experience, and claim frequencies and severity, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s personal injury and property damage claims accrual process, including controls over the development of expected loss rates, loss-development factors based on historical claims experience, and claim frequencies and severity. These procedures also included, among others, (i) testing management’s process for developing the claims accrual estimate; (ii) evaluating the appropriateness of the actuarial method; (iii) testing the completeness and accuracy of underlying data used in the personal injury and property damage claims accrual estimate; and (iv) evaluating the reasonableness of management’s significant assumptions related to the expected loss rates, loss-development factors based on historical claims experience, and claim frequencies and severity used in the calculation of the estimate. Professionals with specialized skill and knowledge were used to assist in evaluating of (i) the appropriateness of the Company’s claims accrual process, (ii) the appropriateness of the actuarial method, and (iii) the reasonableness of the expected loss rate, loss-development factors, and claim frequencies and severity used in developing the estimate.

/s/ PricewaterhouseCoopers LLP

Fayetteville, Arkansas

February 24, 2023

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of J.B. Hunt Transport Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of earnings, stockholders' equity and cash flows of J.B. Hunt Transport Services, Inc. (the Company) for the year ended December 31, 2020, and the related notes to the financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the operations of the Company and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2005 to 2021.

Rogers, Arkansas

February 22, 2021

J.B. HUNT TRANSPORT SERVICES, INC.

Consolidated Balance Sheets

December 31, 2022 and 2021

(in thousands, except share data)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$51,927	$355,549
Trade accounts receivable, net	1,528,075	1,506,619
Other receivables	330,764	216,615
Inventories	40,602	25,032
Prepaid expenses and other current assets	260,410	209,554
Total current assets	2,211,778	2,313,369
Property and equipment, at cost:
Revenue and service equipment	6,815,776	5,667,131
Land	88,699	67,540
Structures and improvements	382,007	318,222
Software, office equipment and furniture	712,998	627,423
Total property and equipment	7,999,480	6,680,316
Less accumulated depreciation	3,019,663	2,612,661
Net property and equipment	4,979,817	4,067,655
Goodwill	120,449	100,521
Other intangible assets, net	115,941	90,572
Other assets	358,597	222,231
Total assets	$7,786,582	$6,794,348

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$-	$355,972
Trade accounts payable	798,776	772,736
Claims accruals	452,149	307,210
Accrued payroll and payroll taxes	188,252	190,950
Other accrued expenses	129,054	102,732
Total current liabilities	1,568,231	1,729,600
Long-term debt	1,261,738	945,257
Other long-term liabilities	369,314	256,233
Deferred income taxes	920,531	745,442
Total liabilities	4,119,814	3,676,532
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2022 and 2021, of which 103,743,382 and 105,093,706 shares were outstanding at December 31, 2022 and 2021, respectively)	1,671	1,671
Additional paid-in capital	499,897	448,217
Retained earnings	6,423,730	5,621,103
Treasury stock, at cost (63,356,050 shares at December 31, 2022, and 62,005,726 shares at December 31, 2021)	(3,258,530)	(2,953,175)
Total stockholders’ equity	3,666,768	3,117,816

Total liabilities and stockholders' equity	$7,786,582	$6,794,348

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Consolidated Statements of Earnings

Years Ended December 31, 2022, 2021 and 2020

(in thousands, except per share amounts)

	2022	2021	2020

Operating revenues, excluding fuel surcharge revenues	$12,381,359	$10,915,442	$8,879,653
Fuel surcharge revenues	2,432,640	1,252,860	756,920
Total operating revenues	14,813,999	12,168,302	9,636,573
Operating expenses:
Rents and purchased transportation	7,392,179	6,449,068	4,954,123
Salaries, wages and employee benefits	3,373,063	2,761,680	2,347,716
Fuel and fuel taxes	931,710	530,642	357,483
Depreciation and amortization	644,520	557,093	527,375
Operating supplies and expenses	502,553	369,294	334,350
Insurance and claims	318,123	165,052	134,482
General and administrative expenses, net of asset dispositions	215,361	195,616	180,083
Operating taxes and licenses	68,230	59,462	54,331
Communication and utilities	36,707	34,865	33,511
Total operating expenses	13,482,446	11,122,772	8,923,454
Operating income	1,331,553	1,045,530	713,119
Interest income	1,069	493	486
Interest expense	51,249	46,251	47,580
Earnings before income taxes	1,281,373	999,772	666,025
Income taxes	312,022	238,966	159,990
Net earnings	$969,351	$760,806	$506,035

Weighted average basic shares outstanding	104,141	105,359	105,700
Basic earnings per share	$9.31	$7.22	$4.79
Weighted average diluted shares outstanding	105,276	106,593	106,766
Diluted earnings per share	$9.21	$7.14	$4.74

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2022, 2021 and 2020

(in thousands, except per share amounts)

		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
Balances at December 31, 2019	$1,671	$374,049	$4,592,938	$(2,701,629)	$2,267,029
Comprehensive income:
Net earnings	-	-	506,035	-	506,035
Cash dividend declared and paid ($1.08 per share)	-	-	(114,234)	-	(114,234)
Purchase of treasury shares	-	-	-	(92,548)	(92,548)
Share-based compensation	-	60,698	-	-	60,698
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(26,503)	-	(339)	(26,842)

Balances at December 31, 2020	$1,671	$408,244	$4,984,739	$(2,794,516)	$2,600,138
Comprehensive income:
Net earnings	-	-	760,806	-	760,806
Cash dividend declared and paid ($1.18 per share)	-	-	(124,442)	-	(124,442)
Purchase of treasury shares	-	-	-	(151,720)	(151,720)
Share-based compensation	-	61,505	-	-	61,505
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(21,532)	-	(6,939)	(28,471)

Balances at December 31, 2021	$1,671	$448,217	$5,621,103	$(2,953,175)	$3,117,816
Comprehensive income:
Net earnings	-	-	969,351	-	969,351
Cash dividend declared and paid ($1.60 per share)	-	-	(166,724)	-	(166,724)
Purchase of treasury shares	-	-	-	(300,030)	(300,030)
Share-based compensation	-	77,535	-	-	77,535
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(25,855)	-	(5,325)	(31,180)

Balances at December 31, 2022	$1,671	$499,897	$6,423,730	$(3,258,530)	$3,666,768

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021 and 2020

(in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net earnings	$969,351	$760,806	$506,035
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	644,520	557,093	527,375
Noncash lease expense	83,797	55,137	45,985
Share-based compensation	77,535	61,505	60,698
(Gain)/loss on sale of revenue equipment and other	(25,422)	5,540	4,389
Deferred income taxes	175,089	53,420	(7,056)
Changes in operating assets and liabilities:
Trade accounts receivable	(13,950)	(382,216)	(109,758)
Income taxes receivable or payable	(69,025)	(30,633)	57,851
Other current assets	(83,892)	(15,252)	(18,038)
Trade accounts payable	(23,838)	140,295	(5,482)
Claims accruals	117,887	35,051	(9,072)
Accrued payroll and other accrued expenses	(75,170)	(16,848)	69,932
Net cash provided by operating activities	1,776,882	1,223,898	1,122,859
Cash flows from investing activities:
Additions to property and equipment	(1,540,796)	(947,563)	(738,545)
Proceeds from sale of equipment	108,901	70,545	137,776
Business acquisition	(118,175)	-	(12,136)
Change in other assets	-	-	(52)
Net cash used in investing activities	(1,550,070)	(877,018)	(612,957)
Cash flows from financing activities:
Payments on long-term debt	(350,000)	-	-
Proceeds from revolving lines of credit and other	1,738,100	-	222,124
Payments on revolving lines of credit and other	(1,420,600)	-	(220,100)
Purchase of treasury stock	(300,030)	(151,720)	(92,548)
Stock repurchased for payroll taxes and other	(31,180)	(28,471)	(26,842)
Dividends paid	(166,724)	(124,442)	(114,234)
Net cash used in financing activities	(530,434)	(304,633)	(231,600)
Net (decrease)/increase in cash and cash equivalents	(303,622)	42,247	278,302
Cash and cash equivalents at beginning of year	355,549	313,302	35,000
Cash and cash equivalents at end of year	$51,927	$355,549	$313,302
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$50,433	$47,016	$48,351
Income taxes	$195,827	$203,740	$95,454
Noncash investing activities
Accruals for equipment received	$107,474	$60,464	$12,533

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts is calculated over the life of the underlying receivable and is based on historical experience; any known trends or uncertainties related to customer billing and account collectability; current economic conditions; and reasonable and supportable economic forecasts, each applied to segregated risk pools based on the business segment that generated the receivable. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts for our trade accounts receivable was $22.3 million at December 31, 2022 and $16.8 million at December 31, 2021. During 2022, the allowance for uncollectible accounts increased by $9.0 million and was reduced $3.5 million by write-offs. During 2021, the allowance for uncollectible accounts increased by $2.6 million and was reduced $4.2 million by write-offs.

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

At December 31, 2022 and 2021, we had no available-for-sale securities. See Note 7, Employee Benefit Plans, for a discussion of our trading securities.

Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 4 to 10 years for tractors, 7 to 20 years for trailing equipment, 10 to 40 years for structures and improvements, 3 to 10 years for computer hardware and software, and 3 to 10 years for furniture and other office equipment. Salvage values are typically 10% to 30% of original cost for tractors and trailing equipment and reflect any agreements with tractor suppliers for residual or trade-in values for certain new equipment. We periodically review these useful lives and salvage values. We capitalize tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service. Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition and are classified in general and administrative expenses, net of asset dispositions in the Consolidated Statements of Earnings.

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

Our revenue is earned through the service offerings of our five reportable business segments. See Note 13, Segment Information, for revenue reported by segment. All revenue transactions between reporting segments are eliminated in consolidation.

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

Integrated Capacity Solutions (ICS) - ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and less-than-truckload (LTL), as well as a variety of dry-van and intermodal solutions. ICS performs these services through customer contractual rate quotes as well as spot quotes that are one-time rate quotes issued for a single transaction or group of transactions. ICS offers the majority of these services through an online multimodal marketplace via J.B. Hunt 360°® that matches the right load with the right carrier and the best mode.

Final Mile Services® (FMS) - FMS provides last-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfillment and retail-pooling distributions services. FMS operations usually include formal, written agreements or contracts that govern services performed and applicable rates.

Truckload (JBT) - JBT business includes full-load, dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment as well as services through our J.B. Hunt 360box® program which utilizes our J.B. Hunt 360 platform to access capacity and offer efficient drop trailer solutions to our customers. This freight is typically transported over roads and highways and does not move by rail. JBT utilizes both contractual rate quotes and spot rate quotes with customers.

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

	Years ended December 31,
	2022	2021	2020
Weighted average shares outstanding – basic	104,141	105,359	105,700
Effect of common stock equivalents	1,135	1,234	1,066
Weighted average shares outstanding – diluted	105,276	106,593	106,766

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For each of the years ended December 31, 2022, 2021, and 2020, our top 10 customers, based on revenue, accounted for approximately 38%, 39%, and 37% of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 36% and 39% of our total trade accounts receivable at December 31, 2022 and 2021, respectively. One customer accounted for approximately 14%, 12%, and 10% of our total revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Each of our five business segments conduct business with this customer.

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

Claims Accruals

We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents, and cargo damage. We are substantially self-insured for loss of and damage to our owned and leased revenue equipment. Certain insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim. We have umbrella policies to limit our exposure to catastrophic claim costs which may include certain coverage-layer-specific, aggregated reimbursement limits of covered excess claims.

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2020 through 2022, we were self-insured for $500,000 per occurrence as well as subject to coverage-layer-specific, aggregated reimbursement limits of covered excess claims for personal injury and property damage. We were fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2023 with substantially the same terms as our 2022 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate personal injury and property damage claim liability. This process involves the use of expected loss rates, loss-development factors based on our historical claims experience, claim frequencies and severity, and contractual premium adjustment factors, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2022 and 2021, we had an accrual of approximately $427 million and $287 million, respectively, for estimated claims, which are recorded in claims accruals in our Consolidated Balance Sheets. A significant increase in the volume of claims or amount of settlements exceeding our coverage-layer specific, aggregated reimbursement limits could result in significant increase in our estimated liability for claims in future periods. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims. At December 31, 2022 and 2021, we have recorded $374 million and $311 million, respectively, of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums. Of these total asset balances, $198 million and $171 million have been included in other receivables, with the remaining balance included in prepaid expenses and other current assets in our Consolidated Balance Sheets at December 31, 2022 and 2021, respectively.

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

Outstanding borrowings, net of unamortized discount, unamortized debt issuance cost, and fair value swap, under our current financing arrangements consist of the following (in millions):

	December 31,
	2022	2021
Senior credit facility	$314.7	$-
Senior notes	947.0	1,301.2
Less current portion of long-term debt	-	(356.0)
Total long-term debt	$1,261.7	$945.2

Aggregate maturities of long-term debt subsequent to December 31, 2022, are as follows: $249.7 million in 2024, $697.3 million in 2026, and $314.7 million in 2027.

Senior Credit Facility

On September 27, 2022, we replaced our $750 million senior credit facility dated September 25, 2018, with a new credit facility authorizing us to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorize us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, and if funded, will mature in September 2025. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At December 31, 2022, we had $317.5 million outstanding on the revolving line of credit, at an average interest rate of 5.32%, and no outstanding balance of term loans under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2022.

4.	Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2022 or 2021. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the stockholders. On January 19, 2023, we announced an increase in our quarterly cash dividend from $0.40 to $0.42 per share, which was paid February 24, 2023, to stockholders of record on February 10, 2023. At December 31, 2022, we had 1.5 million shares of common stock to be issued upon the vesting of equity awards and 4.2 million shares reserved for future issuance pursuant to share-based payment plans. During calendar year 2022, we purchased approximately 1,710,000 shares, or $300.0 million, of our common stock in accordance with plans authorized by our Board. At December 31, 2022, we had $551.1 million available under an authorized plan to purchase our common stock.

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

Our restricted share units have various vesting schedules generally ranging from 4 to 10 years when awarded. These restricted share units do not contain rights to vote or receive dividends until the vesting date. Unvested restricted share units are forfeited if the employee terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee. Restricted share units are valued based on the fair value of the award on the grant date, adjusted for dividend estimates based on grant date dividend rates.

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

	Years ended December 31,
	2022	2021	2020
Restricted share units
Pretax compensation expense	$54,276	$44,505	$47,044
Tax benefit	13,216	10,637	11,300
Restricted share units, net of tax	$41,060	$33,868	$35,744
Performance share units
Pretax compensation expense	$23,259	$17,000	$13,654
Tax benefit	5,664	4,063	3,280
Performance share awards, net of tax	$17,595	$12,937	$10,374

A summary of our restricted share units and performance share units is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	1,313,418	$91.22
Granted	511,859	110.49
Vested	(457,437)	93.78
Forfeited	(22,694)	102.03
Unvested at December 31, 2020	1,345,146	$97.22
Granted	360,734	150.33
Vested	(387,948)	100.36
Forfeited	(27,700)	118.20
Unvested at December 31, 2021	1,290,232	$110.83
Granted	317,751	189.66
Vested	(427,942)	118.00
Forfeited	(38,704)	138.94
Unvested at December 31, 2022	1,141,337	$129.75

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	375,528	$95.67
Granted	202,023	112.87
Vested	(145,038)	89.75
Forfeited	(98,588)	110.19
Unvested at December 31, 2020	333,925	$109.57
Granted	135,500	143.32
Vested	(95,415)	103.21
Forfeited	-	-
Unvested at December 31, 2021	374,010	$123.42
Granted	135,842	189.05
Vested	(108,823)	117.57
Forfeited	-	-
Unvested at December 31, 2022	401,029	$146.96

At December 31, 2022, we had $72.4 million and $26.8 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is expected to be recognized over the remaining weighted average vesting period of approximately 2.9 years for restricted share units and 2.5 years for performance share units.

The aggregate intrinsic value of restricted and performance share units vested during the years ended December 31, 2022, 2021, and 2020, was $94.0 million, $84.9 million, and $73.0 million, respectively. The aggregate intrinsic value of unvested restricted and performance share units was $274.8 million at December 31, 2022. The total fair value of shares vested for restricted share and performance share units during the years ended December 31, 2022, 2021, and 2020, was $63.1 million, $48.8 million, and $56.3 million, respectively.

6.	Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2022	2021	2020
Current:
Federal	$85,855	$142,542	$138,952
State and local	51,078	43,004	28,094
	136,933	185,546	167,046
Deferred:
Federal	172,334	43,900	(2,392)
State and local	2,755	9,520	(4,664)
	175,089	53,420	(7,056)
Total tax expense/(benefit)	$312,022	$238,966	$159,990

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 21% as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Income tax at federal statutory rate	$269,088	$209,952	$139,865
State tax, net of federal effect	41,624	37,223	20,071
Benefit of stock compensation	(7,584)	(7,583)	(3,503)
199/R&D credit	5,839	(1,524)	-
Nondeductible meals and entertainment	294	130	1,344
Change in effective state tax rate, net of federal benefit	1,561	(724)	98
Other, net	1,200	1,492	2,115
Total tax expense	$312,022	$238,966	$159,990

Income taxes receivable was $102.7 million and $33.7 million at December 31, 2022 and 2021, respectively. These amounts have been included in other receivables in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021, are presented below (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Insurance accruals	$54,047	$27,487
Allowance for doubtful accounts	10,230	8,886
Compensation accrual	30,492	22,061
CARES Act payroll tax deferral	-	9,955
Deferred compensation accrual	28,249	28,937
Federal benefit of state uncertain tax positions	16,280	12,870
Lease liabilities	71,732	43,850
State NOL carry-forward	6,765	7,303
Other	7,361	5,549
Total gross deferred tax assets	225,156	166,898
Valuation allowance	(6,765)	(7,303)
Total deferred tax assets, net of valuation allowance	218,391	159,595
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	1,011,963	816,744
Prepaid permits and insurance, principally due to expensing for income tax purposes	55,132	44,132
Lease right-of-use assets	71,827	44,161
Total gross deferred tax liabilities	1,138,922	905,037
Net deferred tax liability	$920,531	$745,442

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

	December 31,
	2022	2021	2020
Beginning balance	$78.5	$66.1	$50.6
Additions based on tax positions related to the current year	25.8	14.9	9.8
Additions/(reductions) based on tax positions taken in prior years	2.8	4.8	13.9
Reductions due to settlements	(8.0)	(0.9)	(1.0)
Reductions due to lapse of applicable statute of limitations	(10.0)	(6.4)	(7.2)
Ending balance	$89.1	$78.5	$66.1

At December 31, 2022 and 2021, we had a total of $89.1 million and $78.5 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $72.6 million and $67.2 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2022 and 2021, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Statements of Earnings.  The amount of accrued interest and penalties recognized during the years ended December 31, 2022, 2021, and 2020, was $4.3 million, $3.5 million, and $2.9 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2022 and 2021, was $7.9 million and $6.4 million, respectively. No material change in unrecognized tax benefits is expected in the next 12 months.

Tax years 2019 and forward remain subject to examination by federal tax jurisdictions, while tax years 2012 and forward remain open for state jurisdictions.

7.	Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2022, 2021, and 2020, our matching contributions to the plan were $32.5 million, $28.1 million, and $24.5 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of 2 to 25 years upon reaching age 55, having 15 years of service, or becoming disabled. Our total liability under this plan was $25.1 million as of December 31, 2022, and $26.0 million as of December 31, 2021. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $25.1 million as of December 31, 2022, and $26.0 million as of December 31, 2021.

8.	Fair Value Measurements

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

	Asset/(Liability) Balance
	December 31,
	2022	2021	Input Level
Trading investments	$25.1	$26.0	1
Interest rate swap	$-	$6.3	2
Senior notes, net of unamortized discount and debt issuance costs	$-	$(356.0)	2

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. The fair values of interest rate swap and corresponding senior notes were measured using the income approach (Level 2), which included relevant interest rate curve inputs. Trading investments are classified in other assets in our Consolidated Balance Sheets. The interest rate swap and senior notes were classified in our Consolidated Balance Sheet in prepaid expenses and other and current portion of long-term debt at December 31, 2021. The senior notes matured in August, 2022 and the related interest rate swap terminated.

Financial Instruments

The carrying amount of our senior credit facility and remaining senior notes not measured at fair value on a recurring basis was $1.26 billion and $945.2 million at December 31, 2022 and 2021, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.24 billion and $1.04 billion at December 31, 2022 and 2021, respectively.

The carrying amounts of all other instruments at December 31, 2022 and 2021, approximate their fair value due to the short maturity of these instruments.

9.	Commitments and Contingencies

At December 31, 2022, we had outstanding commitments of approximately $2.37 billion, net of proceeds from sales or trade-ins during 2023 and 2024, which is primarily related to the acquisition of tractors, containers, chassis, and other trailing equipment.

During 2022, we issued financial standby letters of credit as a guaranty of our performance under certain operating agreements and self-insurance arrangements. If we default on our commitments under the agreements or other arrangements, we are required to perform under these guaranties. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $5.0 million as of December 31, 2022.

As the result of state use tax audits, we have been assessed amounts owed from which we are vigorously appealing. We have recorded a liability for the estimated probable exposure under these audits and await resolution of the matter.

We purchase insurance coverage for a portion of expenses related to vehicular collisions and accidents. These policies include a level of self-insurance (deductible) coverage applicable to each claim as well as certain coverage-layer-specific, aggregated reimbursement limits of covered excess claims. Our claims from time to time exceed some of these existing coverage layer aggregate reimbursement limits. During the year ended December 31, 2022, we recorded $94 million in liabilities to reflect our estimate of exposure for excess claims which have developed in maturity and severity.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.	Leases

As of December 31, 2022, we had various obligations remaining under operating lease arrangements related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards and equipment. Many of these leases include one or more options, at our discretion, to renew and extend the agreement beyond the current lease expiration date or to terminate the agreement prior to the lease expiration date. These options are included in the calculation of our operating lease right-of-use asset and liability when it becomes reasonably certain the option will be exercised. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Operating leases with an initial term of more than 12 months are included in our Consolidated Balance Sheets as discounted liabilities and corresponding right-of-use assets consisting of the following (in millions):

	Asset/(Liability) Balance
	December 31,
	2022	2021
Right-of-use assets	$309.9	$183.6
Lease liabilities, current	$(86.0)	$(58.2)
Lease liabilities, long-term	$(223.5)	$(124.1)

Right-of-use assets are classified in other assets in our Consolidated Balance Sheets. Operating lease liability, current is classified in other accrued expenses, while operating lease liability, long-term is classified in other long-term liabilities in our Consolidated Balance Sheets.

As of December 31, 2022 and 2021, the weighted-average remaining lease term for our outstanding operating lease obligations was 5.4 years and 5.5 years, respectively. As of December 31, 2022 and 2021, the weighted-average discount rate was 2.27% and 1.97%, respectively. Future minimum lease payments under these operating leases as of December 31, 2022, are as follows (in millions):

2023	$87.1
2024	66.1
2025	54.3
2026	40.6
2027	27.0
Thereafter	52.7
Total lease payments	327.8
Less interest	(18.3)
Present value of lease liabilities	$309.5

During the years ended December 31, 2022, 2021, and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $87.6 million, $59.5 million, and $49.7 million, while $87.7 million, $58.6 million, and $50.2 million of operating lease expense was recognized on a straight-line basis, respectively. Operating lease expense is recorded in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. During the years ended December 31, 2022, 2021, and 2020, a total of $213.9 million, $101.9 million, and $57.0 million of right-of-use assets were obtained in exchange for new operating lease liabilities, of which, $28.6 million and $4.4 million was obtained through business combinations in 2022 and 2020, respectively.

11.	Acquisitions

On January 31, 2022, we entered into an asset purchase agreement to acquire substantially all of the assets and assume certain specified liabilities of Zenith Freight Lines, LLC (Zenith), a wholly-owned subsidiary of Bassett Furniture Industries, Inc., subject to customary closing conditions.  The closing of the transaction was effective on February 28, 2022, with a purchase price of $86.9 million. Total consideration paid in cash under the Zenith agreement was $87.1 million and consisted of the agreed upon purchase price adjusted for estimated working capital adjustments. Transaction costs incurred were not material. The Zenith acquisition was accounted for as a business combination and will operate within our FMS business segment. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $42.7 million of definite-lived intangible assets and approximately $11.1 million of goodwill. Goodwill consists of acquiring and retaining the Zenith existing network and expected synergies from the combination of operations. The following table outlines the consideration transferred and final purchase price allocation at their respective estimated fair values as of February 28, 2022 (in millions):

Consideration	$87.1
Accounts receivable	7.2
Other current assets	1.3
Property and equipment	28.4
Other assets	0.3
Right-of-use assets	28.2
Intangibles	42.7
Accounts payable and accrued liabilities	(3.9)
Lease liabilities	(28.2)
Goodwill	$11.1

On September 14, 2022, we entered into purchase agreements to acquire substantially all of the assets and assume certain specified liabilities of Alterri Distribution Center, LLC and to acquire all the real property and other assets of related entities (Alterri), subject to customary closing conditions.  The closing of the transaction was effective on September 14, 2022, with a purchase price and total consideration paid in cash of $31.0 million. Total consideration paid in cash under the Alterri agreement was $31.1 million and consisted of the agreed upon purchase price adjusted for estimated working capital adjustments. Transaction costs incurred were not material. The Alterri acquisition was accounted for as a business combination and will operate within our JBI business segment. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $0.9 million of definite-lived intangible assets and approximately $8.8 million of goodwill. Goodwill consists of acquiring and retaining Alterri’s existing operating model and strategic geographic location as well as expected synergies from the combination of operations. The following table outlines the consideration transferred and final purchase price allocation at their respective estimated fair values as of September 14, 2022 (in millions):

Consideration	$31.1
Accounts receivable	0.3
Property and equipment	21.1
Right-of-use assets	0.4
Intangibles	0.9
Lease liabilities	(0.4)
Goodwill	$8.8

12.	Goodwill and Other Intangible Assets

Total goodwill was $120.4 million, $100.5 million, and $105.4 million at December 31, 2022, 2021, and 2020 respectively. At December 31, 2022, $111.6 million and $8.8 million of our goodwill was assigned to our FMS and JBI business segments, respectively. No impairment losses have been recorded for goodwill as of December 31, 2022. Prior to the Zenith and Alterri acquisitions, our intangible assets consisted of those arising from previous business acquisitions within our FMS segment. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
	December 31,		Amortization
	2022	2021	Period
Finite-lived intangibles:
Customer relationships	$169.0	$129.9	10.8
Non-competition agreements	9.6	7.3	6.3
Trade names	6.4	4.2	2.1
Total finite-lived intangibles	185.0	141.4
Less accumulated amortization	(69.1)	(50.8)
Total identifiable intangible assets, net	$115.9	$90.6

Our finite-lived intangible assets have no assigned residual values.

During the years ending December 31, 2022, 2021, and 2020, intangible asset amortization expense was $18.2 million, $14.3 million and $13.8 million, respectively. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $19.5 million for 2023, $18.3 million for 2024, $18.0 million for 2025, $17.2 million for 2026, and $13.4 million for 2027. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

13.	Segment Information

We have five reportable business segments which are based primarily on the services each segment provides. The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane, or service. DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates. ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and LTL, as well as a variety of dry-van and intermodal solutions. ICS offers the majority of these services through an online multimodal marketplace via J.B. Hunt 360 that matches the right load with the right carrier and the best mode. FMS provides last-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfillment and retail-pooling distributions services. JBT business includes full-load, dry-van freight that is transported utilizing company-owned revenue equipment or third-party carriers utilizing company-owned trailing equipment as well as services through our J.B. Hunt 360box program which utilizes the J.B. Hunt 360 platform to access capacity and offer efficient drop trailer solutions to customers. This freight is typically transported over roads and highways and does not move by rail. All transactions between reporting segments are eliminated in consolidation.

Our customers are geographically dispersed across the United States. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts)
	December 31,
	2022	2021
JBI	$3,270	$2,858
DCS	1,910	1,630
ICS	322	428
JBT	515	403
FMS	609	472
Other (includes corporate)	1,161	1,003
Total	$7,787	$6,794

	Revenues
	Years ended December 31,
	2022	2021	2020
JBI	$7,022	$5,454	$4,675
DCS	3,378	2,578	2,196
ICS	2,386	2,538	1,658
JBT	1,082	796	463
FMS	980	842	689
Total segment revenues	14,848	12,208	9,681
Intersegment eliminations	(34)	(40)	(44)
Total	$14,814	$12,168	$9,637

	Operating Income
	Years ended December 31,
	2022	2021	2020
JBI	$800	$603	$428
DCS	345	304	314
ICS	59	46	(45)
JBT	93	65	17
FMS	35	28	(1)
Total	$1,332	$1,046	$713

	Depreciation and Amortization Expense
	Years ended December 31,
	2022	2021	2020
JBI	$226	$198	$189
DCS	269	233	224
ICS	3	-	-
JBT	45	36	34
FMS	44	35	33
Other	58	55	47
Total	$645	$557	$527