Form 10-Q
period 2023-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2023-04-28
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐        No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2023 was 103,647,731.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended March 31, 2023

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022

Operating revenues, excluding fuel surcharge revenues	$2,731,453	$3,042,217
Fuel surcharge revenues	498,135	446,371
Total operating revenues	3,229,588	3,488,588

Operating expenses:
Rents and purchased transportation	1,467,798	1,837,340
Salaries, wages and employee benefits	824,999	763,591
Fuel and fuel taxes	195,834	189,466
Depreciation and amortization	175,812	148,763
Operating supplies and expenses	128,360	106,939
Insurance and claims	70,328	46,131
General and administrative expenses, net of asset dispositions	60,404	37,447
Operating taxes and licenses	18,108	15,749
Communication and utilities	10,456	8,868
Total operating expenses	2,952,099	3,154,294
Operating income	277,489	334,294
Net interest expense	14,789	12,586
Earnings before income taxes	262,700	321,708
Income taxes	64,932	78,383
Net earnings	$197,768	$243,325

Weighted average basic shares outstanding	103,724	104,894

Basic earnings per share	$1.91	$2.32

Weighted average diluted shares outstanding	104,729	106,075

Diluted earnings per share	$1.89	$2.29

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$52,604	$51,927
Trade accounts receivable, net	1,382,896	1,528,075
Prepaid expenses and other	553,427	631,776
Total current assets	1,988,927	2,211,778
Property and equipment, at cost	8,163,778	7,999,480
Less accumulated depreciation	2,965,980	3,019,663
Net property and equipment	5,197,798	4,979,817
Goodwill and intangible assets, net	231,518	236,390
Other assets	372,159	358,597
Total assets	$7,790,402	$7,786,582

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$249,785	$-
Trade accounts payable	749,774	798,776
Claims accruals	485,623	452,149
Accrued payroll	96,961	188,252
Other accrued expenses	121,440	129,054
Total current liabilities	1,703,583	1,568,231

Long-term debt	991,710	1,261,738
Other long-term liabilities	375,761	369,314
Deferred income taxes	921,977	920,531
Stockholders' equity	3,797,371	3,666,768
Total liabilities and stockholders' equity	$7,790,402	$7,786,582

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)
(unaudited)

		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2021	$1,671	$448,217	$5,621,103	$(2,953,175)	$3,117,816
Comprehensive income:
Net earnings	-	-	243,325	-	243,325
Cash dividend declared and paid ($0.40 per share)	-	-	(41,940)	-	(41,940)
Purchase of treasury shares	-	-	-	(75,018)	(75,018)
Share-based compensation	-	19,141	-	-	19,141
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(5,842)	-	(3,940)	(9,782)
Balances at March 31, 2022	$1,671	$461,516	$5,822,488	$(3,032,133)	$3,253,542

Balances at December 31, 2022	$1,671	$499,897	$6,423,730	$(3,258,530)	$3,666,768
Comprehensive income:
Net earnings	-	-	197,768	-	197,768
Cash dividend declared and paid ($0.42 per share)	-	-	(43,584)	-	(43,584)
Purchase of treasury shares	-	-	-	(30,849)	(30,849)
Share-based compensation	-	19,248	-	-	19,248
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(7,826)	-	(4,154)	(11,980)
Balances at March 31, 2023	$1,671	$511,319	$6,577,914	$(3,293,533)	$3,797,371

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net earnings	$197,768	$243,325
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	175,812	148,763
Noncash lease expense	22,852	18,461
Share-based compensation	19,248	19,141
(Gain)/loss on sale of revenue equipment and other	6,038	(17,262)
Deferred income taxes	1,446	8,285
Changes in operating assets and liabilities:
Trade accounts receivable	145,179	(232,920)
Other assets	52,886	35,734
Trade accounts payable	(76,106)	86,959
Income taxes payable or receivable	52,951	33,688
Claims accruals	17,085	13,357
Accrued payroll and other accrued expenses	(127,538)	(65,746)
Net cash provided by operating activities	487,621	291,785

Cash flows from investing activities:
Additions to property and equipment	(461,314)	(309,338)
Net proceeds from sale of equipment	81,483	20,212
Business acquisition	-	(86,939)
Net cash used in investing activities	(379,831)	(376,065)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	945,400	-
Payments on revolving lines of credit and other	(966,100)	-
Purchase of treasury stock	(30,849)	(75,018)
Stock repurchased for payroll taxes and other	(11,980)	(9,782)
Dividends paid	(43,584)	(41,940)
Net cash used in financing activities	(107,113)	(126,740)
Net change in cash and cash equivalents	677	(211,020)
Cash and cash equivalents at beginning of period	51,927	355,549
Cash and cash equivalents at end of period	$52,604	$144,529

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,577	$20,974
Income taxes	$7,455	$22,153

Noncash investing activities
Accruals for equipment received	$134,578	$52,195

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2023, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.0 million shares during the three months ended March 31, 2023, compared to 1.2 million shares during the three months ended March 31, 2022.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted share units:
Pretax compensation expense	$12,722	$12,975
Tax benefit	3,252	3,250
Restricted share unit expense, net of tax	$9,470	$9,725
Performance share units:
Pretax compensation expense	$6,526	$6,166
Tax benefit	1,668	1,545
Performance share unit expense, net of tax	$4,858	$4,621

As of March 31, 2023, we had $99.7 million and $45.0 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 2.7 years for restricted share units and 2.5 years for performance share units. During the three months ended March 31, 2023, we issued 13,159 shares for vested restricted share units and 138,881 shares for vested performance share units.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost, under our current financing arrangements consist of the following (in millions):

	March 31, 2023	December 31, 2022
Senior credit facility	$294.2	$314.7
Senior notes	947.3	947.0
Less current portion of long-term debt	(249.8)	-
Total long-term debt	$991.7	$1,261.7

Senior Credit Facility

At March 31, 2023, we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorize us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, and if funded, will mature in September 2025. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At March 31, 2023, we had $296.8 million outstanding on the revolving line of credit, at an average interest rate of 5.77%, and no outstanding balance of term loans under this agreement.

Senior Notes

Our senior notes consist of two separate issuances. The first is $250 million of 3.85% senior notes due March 2024, issued in March 2014. Interest payments under these notes are due semiannually in March and September of each year, beginning September 2014. The second is $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under these notes are due semiannually in March and September of each year beginning September 2019. Both senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant tangible assets or operations. The notes are guaranteed on a full and unconditional basis by a wholly-owned subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to shelf registration statements filed in February 2014 and January 2019. Both notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at March 31, 2023.

5.	Capital Stock

On January 22, 2020, our Board of Directors authorized the purchase of up to $500 million of our common stock. On July 20, 2022, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At March 31, 2023, $520 million of these authorizations were remaining. We purchased approximately 183,000 shares, or $30.8 million, of our common stock under our repurchase authorization during the three months ended March 31, 2023. On January 19, 2023, our Board of Directors declared a regular quarterly cash dividend of $0.42, which was paid February 24, 2023, to stockholders of record on February 10, 2023. On April 27, 2023, our Board of Directors declared a regular quarterly dividend of $0.42 per common share, which will be paid on May 26, 2023, to stockholders of record on May 12, 2023.

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

Assets Measured at Fair Value on a Recurring Basis

The following assets are measured at fair value on a recurring basis (in millions):

	Asset Balance
	March 31, 2023	December 31, 2022	Input Level
Trading investments	$28.1	$25.1	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflects quoted market prices. Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes was $1.24 billion and $1.26 billion at March 31, 2023 and December 31, 2022, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.23 billion and $1.24 billion at March 31, 2023 and December 31, 2022, respectively.

The carrying amounts of all other instruments at March 31, 2023, approximate their fair value due to the short maturity of these instruments.

7.	Income Taxes

Our effective income tax rate was 24.7% for the three months ended March 31, 2023, compared to 24.4% for the three months ended March 31, 2022. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At March 31, 2023, we had a total of $92.2 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $77.2 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $8.9 million at March 31, 2023.

8.	Commitments and Contingencies

As the result of state use tax audits, we have been assessed amounts owed from which we are vigorously appealing. We have recorded a liability for the estimated probable exposure under these audits and await resolution of the matter.

We purchase insurance coverage for a portion of expenses related to vehicular collisions and accidents. These policies include a level of self-insurance (deductible) coverage applicable to each claim as well as certain coverage-layer-specific, aggregated reimbursement limits of covered excess claims. Our claims from time to time exceed some of these existing coverage layer aggregate reimbursement limits, and accordingly, we have recorded a liability for the estimated probable exposure for these occurrences.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

9.	Business Segments

We reported five distinct business segments during the three months ended March 31, 2023 and 2022. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solution (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2022.

On January 1, 2023, we transferred the majority of the company owned trucking operations in our JBT business segment to our DCS business segment and transferred our less-than-truckload brokerage operations from our ICS business segment to our FMS business segment. Accordingly, the prior period segment information reported below has been reclassified to conform to the current period presentation. These reclassifications have no impact on our historical consolidated balance sheets, statements of earnings or cash flows.

A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2023	December 31, 2022
JBI	$3,262	$3,270
DCS	2,128	1,952
ICS	284	311
FMS	629	620
JBT	464	474
Other (includes corporate)	1,023	1,160
Total	$7,790	$7,787

	Operating Revenues For The Three Months Ended March 31,
	2023	2022
JBI	$1,540	$1,603
DCS	879	776
ICS	385	659
FMS	225	235
JBT	206	230
Subtotal	3,235	3,503
Inter-segment eliminations	(5)	(14)
Total	$3,230	$3,489

	Operating Income/(Loss) For The Three Months Ended March 31,
	2023	2022
JBI	$168.7	$201.0
DCS	102.6	79.7
ICS	(5.4)	24.2
FMS	6.6	0.6
JBT	5.0	28.9
Other (includes corporate)	-	(0.1)
Total	$277.5	$334.3

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2023	2022
JBI	$61.7	$52.7
DCS	76.2	65.4
FMS	12.0	9.4
JBT	10.8	7.5
Other (includes corporate)	15.1	13.8
Total	$175.8	$148.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2022, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and are based on our belief or interpretation of information currently available. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “goals,” “strategy,” “future,” “predict,” “seek,” “estimate,” “likely,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. These statements are based on our belief or interpretation of information currently available. Stockholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors. Some of the factors and events that are not within our control and that could have a material impact on future operating results include the following: general economic and business conditions; potential business or operational disruptions resulting from the effects of a national or international health pandemic; competition and competitive rate fluctuations; excess capacity in the intermodal or trucking industries; a loss of one or more major customers; cost and availability of diesel fuel; interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; ability to attract and retain qualified drivers, delivery personnel, independent contractors, and third-party carriers; retention of key employees; insurance costs and availability; litigation and claims expense; determination that independent contractors are employees; new or different environmental or other laws and regulations; volatile financial credit markets or interest rates; terrorist attacks or actions; acts of war; adverse weather conditions; disruption or failure of information systems; inability to keep pace with technological advances affecting our information technology platforms; operational disruption or adverse effects of business acquisitions; increased costs for and availability of new revenue equipment; increased tariffs assessed on or disruptions in the procurement of imported revenue equipment; decreases in the value of used equipment; and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2022, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors as described from time to time in our filings with the SEC. We assume no obligation to update any forward-looking statement to the extent we become aware that it will not be achieved for any reason.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate five distinct, but complementary, business segments and provide a wide range of reliable transportation, brokerage, and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers, independent contractors, or third-party carriers. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, freight handling, specialized equipment, and freight network design. In addition, we provide or arrange for local and home delivery services, generally referred to as last-mile delivery services, to customers through a network of cross-dock and other delivery system locations throughout the continental United States. Utilizing thousands of reliable third-party carriers, we also provide comprehensive freight transportation brokerage and logistics services. In addition to dry-van, full-load operations, we also arrange for these unrelated outside carriers to provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360°®, an online platform that offers shippers and carriers greater access, visibility and transparency of the supply chain. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our five business segments is described in Note 9, Business Segments, in our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2022.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2022, contains a summary of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2023	2022	2023	2022
JBI	$1,540	$1,603	$168.7	$201.0
DCS	879	776	102.6	79.7
ICS	385	659	(5.4)	24.2
FMS	225	235	6.6	0.6
JBT	206	230	5.0	28.9
Other (includes corporate)	-	-	-	(0.1)
Subtotal	3,235	3,503	277.5	334.3
Inter-Segment eliminations	(5)	(14)	-	-
Total	$3,230	$3,489	$277.5	$334.3

Total consolidated operating revenues decreased to $3.23 billion for the first quarter 2023, a 7% decrease from $3.49 billion in the first quarter 2022. This decrease was the result of decreased volumes in ICS, JBI, and FMS, combined with decreased revenue per load in JBT, when compared to the first quarter 2022. These decreases were partially offset by higher average truck counts and improved fleet productivity in DCS during the current quarter. Total consolidated operating revenue, excluding fuel surcharge revenue, decreased 10%.

JBI segment revenue decreased 4% to $1.54 billion during the first quarter 2023, compared with $1.60 billion in 2022. Load volumes during the first quarter 2023 decreased 5% over the same period 2022, primarily due to weaker overall freight activity, principally import-related freight, despite improved rail service and customer unloading activity during the current period. Transcontinental loads decreased 9%, while eastern network load volume increased 1% compared to the first quarter 2022. Revenue per load, which is determined by the combination of customer rates, fuel surcharges and freight mix, increased 1% during the first quarter 2023. Revenue per load excluding fuel surcharge revenue was flat compared to the first quarter 2022. JBI segment operating income decreased 16%, to $168.7 million in the first quarter 2023, from $201.0 million in 2022. The decrease is primarily due to decreased revenue, lower utilization of equipment, higher driver and non-driver wages and benefits, higher insurance and claims expense, and a $14.5 million decrease in net gains from the sale of equipment when compared to the first quarter 2022. The current quarter ended with approximately 116,200 units of trailing capacity and 6,570 power units assigned to the dray fleet.

DCS segment revenue increased 13% to $879 million in the first quarter 2023 from $776 million in 2022. Average revenue producing trucks increased 7% and productivity, defined as revenue per truck per week, increased 5% when compared to the first quarter 2022. Productivity excluding fuel surcharges also increased 5%, primarily due to contractual index-based rate increases and improved utilization of equipment. A net additional 541 revenue-producing trucks were in the fleet by the end of the first quarter 2023 compared to the prior year period. DCS segment operating income increased 29% to $102.6 million in the first quarter 2023, from $79.7 million in 2022. The increase is primarily due to increased revenue and the maturing of new long-term customer contracts, partially offset by higher driver and non-driver wages and benefits, increased equipment-related costs, and higher insurance and claims expense when compared to the first quarter 2022.

ICS segment revenue decreased 42% to $385 million in the first quarter 2023, from $659 million in 2022. Overall volumes decreased 25% compared to the first quarter 2022. Revenue per load decreased 22%, primarily due to lower contractual and spot customer rates in our truckload business as well as changes in customer freight mix compared to first quarter 2022. Contractual business represented approximately 63% of total load volume and 64% of total revenue in the first quarter 2023, compared to 44% and 42%, respectively, in 2022. Approximately $251 million of first quarter 2023 ICS revenue was executed through the Marketplace for J.B. Hunt 360 compared to $430 million in the first quarter 2022. ICS segment had an operating loss of $5.4 million in the first quarter 2023, compared to operating income of $24.2 million in 2022. The decrease is primarily due to lower revenue and a 39% decrease in gross profit, partially offset by lower personnel salary and wages expense and decreased technology cost. Gross profit margin increased to 13.4% in the first quarter 2023, compared to 12.8% in 2022. ICS’s carrier base increased 2% compared to the first quarter 2022.

FMS segment revenue decreased 4% to $225 million in the first quarter 2023 from $235 million in 2022, primarily due to decreased customer demand and the effects of internal efforts to improve revenue quality across certain accounts, partially offset by the full quarter operations of Zenith Freight Lines, LLC acquired in 2022 and the addition of multiple new customer contracts implemented over the past year. FMS segment had operating income of $6.6 million in the first quarter 2023 compared to $0.6 million in 2022. This increase was primarily due to improvements in revenue quality and overall cost management, partially offset by increased personnel salary and wages expense and higher equipment-related maintenance expenses compared to the first quarter 2022.

JBT segment revenue totaled $206 million for the first quarter 2023, a decrease of 10% from $230 million in first quarter 2022. Revenue excluding fuel surcharge revenue decreased 15% primarily due to a 22% decrease in revenue per load excluding fuel surcharge revenue, partially offset by an 8% increase in load volume and a 16% increase in average length of haul compared to first quarter 2022. Load volume growth was primarily related to the expansion of J.B. Hunt 360box®, which leverages the J.B. Hunt 360 platform to provide customers access to drop-trailer capacity across our transportation network. Trailer turns in the first quarter 2023 decreased 25% compared to first quarter 2022 due to freight mix and a decrease in freight demand. JBT average effective trailer count increased to 13,127 in the first quarter 2023, compared to 9,156 in 2022. At the end of the first quarter 2023, the JBT power fleet consisted of 2,162 tractors, compared to 1,624 tractors in 2022. JBT segment operating income decreased 83% to $5.0 million in 2023, compared with $28.9 million during first quarter 2022. This decrease was primarily due to decreased revenue, higher insurance and claims expense, and increased technology cost.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2023	2022	2023 vs. 2022
Total operating revenues	100.0%	100.0%	(7.4% )
Operating expenses:
Rents and purchased transportation	45.4	52.7	(20.1)
Salaries, wages and employee benefits	25.5	21.9	8.0
Fuel and fuel taxes	6.1	5.4	3.4
Depreciation and amortization	5.4	4.3	18.2
Operating supplies and expenses	4.0	3.1	20.0
Insurance and claims	2.2	1.3	52.5
General and administrative expenses, net of asset dispositions	1.9	0.9	61.3
Operating taxes and licenses	0.6	0.5	15.0
Communication and utilities	0.3	0.3	17.9
Total operating expenses	91.4	90.4	(6.4)
Operating income	8.6	9.6	(17.0)
Net interest expense	0.5	0.4	17.5
Earnings before income taxes	8.1	9.2	(18.3)
Income taxes	2.0	2.2	(17.2)
Net earnings	6.1%	7.0%	(18.7% )

Total operating expenses decreased 6.4%, while operating revenues decreased 7.4% during the first quarter 2023, from the comparable period 2022. Operating income decreased to $277.5 million during the first quarter 2023 from $334.3 million in 2022.

Rents and purchased transportation costs decreased 20.1% in first quarter 2023. This decrease was primarily the result of a decrease in truck carrier purchased transportation rates within ICS and JBT segments and decreased JBI and ICS load volume, which decreased services provided by third-party rail and truck carriers during the first quarter 2023 compared to 2022.

Salaries, wages and employee benefits costs increased 8.0% during the first quarter 2023, compared with 2022. This increase was primarily related to increased base driver pay and office personnel compensation, partially offset by lower incentive compensation.

Fuel costs increased 3.4% in 2023, compared with 2022, due primarily to an increase in road miles, partially offset by a decrease in the price of fuel. Depreciation and amortization expense increased 18.2% in first quarter 2023, primarily due to equipment purchases related to new DCS long-term customer contracts and the addition of trailing equipment and accessories within our JBI and JBT segments.

Operating supplies and expenses increased 20.0%, driven primarily by higher equipment maintenance costs, increased tire expense, higher travel and entertainment expenses, and increased tolls expense. Insurance and claims expense increased 52.5% in 2023 compared with 2022, primarily due to increased cost per claim, and higher insurance policy premium expense. General and administrative expenses increased 61.3% for the current quarter from the comparable period in 2022, primarily due to a decrease in net gains from sale or disposals of assets and an increase in building rentals, partially offset by lower advertising costs and professional service expenses. Net loss from sale or disposal of assets was $6.0 million in 2023, compared to a net gain from sale or disposal of assets of $17.3 million in 2022.

Net interest expense increased 17.5% in 2023 due to an increase in effective interest rates on our debt compared to first quarter 2022. Income tax expense decreased 17.2% in 2023, compared with 2022, primarily due to lower taxable earnings. Our effective income tax rate was 24.7% for the first quarter 2023, compared with 24.4% for the first quarter 2022. Our annual tax rate for 2023 is expected to be between 24.0% and 25.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $487.6 million during the first quarter 2023, compared with $291.8 million for the same period 2022. Operating cash flows increased primarily due to the timing of general working capital activities, partially offset by decreased earnings. Net cash used in investing activities totaled $379.8 million in 2023, compared with $376.1 million in 2022. The increase resulted from an increase in equipment purchases, net of proceeds from the sale of equipment during the first quarter 2023, partially offset by the inclusion of a business acquisition in 2022. Net cash used in financing activities was $107.1 million in 2023, compared with $126.7 million in 2022. This decrease resulted primarily from a decrease in treasury stock purchased, partially offset by the net payments on revolving lines of credit in the first quarter 2023.

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors, and trailers required to support our growth and the replacement of older equipment as well as periodic business acquisitions and real estate transactions. We are frequently able to accelerate or postpone a portion of equipment replacements or other capital expenditures depending on market and overall economic conditions. In recent years, we have obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment. For our senior notes maturing in 2024, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing cash balance, revolving line of credit or other sources of long-term financing.

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At March 31, 2023 we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorize us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, and if funded, will mature in September 2025. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At March 31, 2023, we had a cash balance of $52.6 million, a $296.8 million outstanding balance on our revolving line of credit at an average interest rate of 5.77% and no outstanding balance of term loans under our senior credit facility.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At March 31, 2023, we were compliant with all covenants and financial ratios.

Our net capital expenditures were approximately $379.8 million during the first three months of 2023, compared with $289.1 million for the same period 2022. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in the first quarter 2023 were primarily for tractors, intermodal containers and chassis, other trailing equipment, and real estate. We are currently committed to spend approximately $1.8 billion during the years 2023 and 2024, of which, approximately $1.2 billion is planned for the full year 2023. These expenditures will relate primarily to the acquisition of tractors, containers, chassis, and other trailing equipment. At March 31, 2023, our aggregate future minimum lease payments under operating lease obligations related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment was $339.4 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $1.8 billion, as of March 31, 2023.

Risk Factors

You should refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2022, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

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

Our outstanding debt at March 31, 2023 consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 3.85% to 3.875%. These fixed rate facilities reduce the impact of changes to market interest rates on future interest expense. Our revolving line of credit has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At March 31, 2023, the average interest rate under our revolving line of credit was 5.77%. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates on variable-rate debt outstanding. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $3.0 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2023. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of March 31, 2023, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

There were no changes in our internal control over financial reporting during the first quarter 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended March 31, 2023:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
January 1 through January 31, 2023	34,490	$169.58	34,490	$545
February 1 through February 28, 2023	-	-	-	545
March 1 through March 31, 2023	148,429	168.43	148,429	520
Total	182,919	$168.65	182,919	$520

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

3.1

Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2

Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated October 21, 2021 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed October 27, 2021)

3.3

Amendment No. 1 to the Second Amended and Restated Bylaws J.B. Hunt Transport Services, Inc., dated July 20, 2022 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed July 26, 2022)

3.4

Amendment No. 2 to the Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc., dated January 19, 2023 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed January 24, 2023)

10.1	Summary of Compensation Arrangements with Named Executive Officers for 2023 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed January 24, 2023)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 28th day of April 2023.

J.B. HUNT TRANSPORT SERVICES, INC. (Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Financial Officer,
Executive Vice President
(Principal Financial and Accounting Officer)