Form 10-Q
period 2023-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2023-07-27
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2023 was 103,344,606.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2023

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating revenues, excluding fuel surcharge revenues	$2,707,560	$3,159,759	$5,450,070	$6,201,976
Fuel surcharge revenues	425,063	677,773	912,142	1,124,144
Total operating revenues	3,132,623	3,837,532	6,362,212	7,326,120

Operating expenses:
Rents and purchased transportation	1,404,586	1,920,823	2,872,384	3,758,163
Salaries, wages and employee benefits	821,876	841,825	1,646,875	1,605,416
Fuel and fuel taxes	171,846	265,636	367,680	455,102
Depreciation and amortization	179,972	157,571	355,784	306,334
Operating supplies and expenses	128,949	126,383	257,308	233,322
Insurance and claims	63,893	87,258	134,221	133,389
General and administrative expenses, net of asset dispositions	61,472	59,764	121,879	97,209
Operating taxes and licenses	18,951	16,323	37,058	32,073
Communication and utilities	10,366	8,866	20,822	17,735
Total operating expenses	2,861,911	3,484,449	5,814,011	6,638,743
Operating income	270,712	353,083	548,201	687,377
Net interest expense	14,604	12,842	29,393	25,429
Earnings before income taxes	256,108	340,241	518,808	661,948
Income taxes	66,556	84,899	131,488	163,282
Net earnings	$189,552	$255,342	$387,320	$498,666

Weighted average basic shares outstanding	103,562	104,252	103,643	104,572

Basic earnings per share	$1.83	$2.45	$3.74	$4.77

Weighted average diluted shares outstanding	104,566	105,387	104,647	105,729

Diluted earnings per share	$1.81	$2.42	$3.70	$4.72

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$295,929	$51,927
Trade accounts receivable, net	1,286,244	1,528,075
Prepaid expenses and other	555,407	631,776
Total current assets	2,137,580	2,211,778
Property and equipment, at cost	8,424,327	7,999,480
Less accumulated depreciation	2,940,246	3,019,663
Net property and equipment	5,484,081	4,979,817
Goodwill and intangible assets, net	226,646	236,390
Other assets	399,425	358,597
Total assets	$8,247,732	$7,786,582

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$249,844	$-
Trade accounts payable	767,428	798,776
Claims accruals	492,222	452,149
Accrued payroll	119,898	188,252
Other accrued expenses	139,132	129,054
Total current liabilities	1,768,524	1,568,231

Long-term debt	1,195,309	1,261,738
Other long-term liabilities	393,181	369,314
Deferred income taxes	978,795	920,531
Stockholders' equity	3,911,923	3,666,768
Total liabilities and stockholders' equity	$8,247,732	$7,786,582

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2022 and 2023
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at March 31, 2022	$1,671	$461,516	$5,822,488	$(3,032,133)	$3,253,542
Comprehensive income:
Net earnings	-	-	255,342	-	255,342
Cash dividend declared and paid ($0.40 per share)	-	-	(41,735)	-	(41,735)
Purchase of treasury shares	-	-	-	(164,322)	(164,322)
Share-based compensation	-	20,443	-	-	20,443
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	1,150	-	444	1,594
Balances at June 30, 2022	$1,671	$483,109	$6,036,095	$(3,196,011)	$3,324,864

Balances at March 31, 2023	$1,671	$511,319	$6,577,914	$(3,293,533)	$3,797,371
Comprehensive income:
Net earnings	-	-	189,552	-	189,552
Cash dividend declared and paid ($0.42 per share)	-	-	(43,528)	-	(43,528)
Purchase of treasury shares	-	-	-	(53,086)	(53,086)
Share-based compensation	-	20,597	-	-	20,597
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	587	-	430	1,017
Balances at June 30, 2023	$1,671	$532,503	$6,723,938	$(3,346,189)	$3,911,923

	Six Months Ended June 30, 2022 and 2023
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2021	$1,671	$448,217	$5,621,103	$(2,953,175)	$3,117,816
Comprehensive income:
Net earnings	-	-	498,666	-	498,666
Cash dividend declared and paid ($0.80 per share)	-	-	(83,674)	-	(83,674)
Purchase of treasury shares	-	-	-	(239,340)	(239,340)
Share-based compensation	-	39,584	-	-	39,584
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(4,692)	-	(3,496)	(8,188)
Balances at June 30, 2022	$1,671	$483,109	$6,036,095	$(3,196,011)	$3,324,864

Balances at December 31, 2022	$1,671	$499,897	$6,423,730	$(3,258,530)	$3,666,768
Comprehensive income:
Net earnings	-	-	387,320	-	387,320
Cash dividend declared and paid ($0.84 per share)	-	-	(87,112)	-	(87,112)
Purchase of treasury shares	-	-	-	(83,935)	(83,935)
Share-based compensation	-	39,845	-	-	39,845
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(7,239)	-	(3,724)	(10,963)
Balances at June 30, 2023	$1,671	$532,503	$6,723,938	$(3,346,189)	$3,911,923

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net earnings	$387,320	$498,666
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	355,784	306,334
Noncash lease expense	46,844	39,066
Share-based compensation	39,845	39,584
(Gain)/loss on sale of revenue equipment and other	9,558	(20,667)
Deferred income taxes	58,264	65,189
Changes in operating assets and liabilities:
Trade accounts receivable	241,832	(262,943)
Other assets	99,983	61,653
Trade accounts payable	(54,492)	83,856
Income taxes payable or receivable	11,217	(13,915)
Claims accruals	12,365	24,905
Accrued payroll and other accrued expenses	(111,230)	(37,201)
Net cash provided by operating activities	1,097,290	784,527

Cash flows from investing activities:
Additions to property and equipment	(1,058,970)	(667,742)
Net proceeds from sale of equipment	205,192	69,648
Business acquisition	-	(86,939)
Net cash used in investing activities	(853,778)	(685,033)

Cash flows from financing activities:
Proceeds from revolving lines of credit and other	2,093,600	-
Payments on revolving lines of credit and other	(1,911,100)	-
Purchase of treasury stock	(83,935)	(239,340)
Stock repurchased for payroll taxes and other	(10,963)	(8,188)
Dividends paid	(87,112)	(83,674)
Net cash provided by/(used in) financing activities	490	(331,202)
Net change in cash and cash equivalents	244,002	(231,708)
Cash and cash equivalents at beginning of period	51,927	355,549
Cash and cash equivalents at end of period	$295,929	$123,841

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$29,935	$21,335
Income taxes	$56,313	$111,641

Noncash investing activities
Accruals for equipment received	$130,618	$90,490

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2023, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.0 million shares during the three and six months ended June 30, 2023, compared to 1.1 million and 1.2 million shares during the three and six months ended June 30, 2022.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted share units:
Pretax compensation expense	$14,731	$14,920	$27,454	$27,895
Tax benefit	3,799	3,730	7,080	6,974
Restricted share unit expense, net of tax	$10,932	$11,190	$20,374	$20,921
Performance share units:
Pretax compensation expense	$5,866	$5,523	$12,391	$11,689
Tax benefit	1,513	1,381	3,196	2,922
Performance share unit expense, net of tax	$4,353	$4,142	$9,195	$8,767

As of June 30, 2023, we had $84.3 million and $39.1 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 2.6 years for restricted share units and 2.4 years for performance share units. During the six months ended June 30, 2023, we issued 18,657 shares for vested restricted share units and 138,881 shares for vested performance share units. Of this total, 5,498 shares for vested restricted share units and zero shares for vested performance share units were issued during the second quarter 2023.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost, under our current financing arrangements consist of the following (in millions):

	June 30, 2023	December 31, 2022
Senior credit facility	$497.5	$314.7
Senior notes	947.6	947.0
Less current portion of long-term debt	(249.8)	-
Total long-term debt	$1,195.3	$1,261.7

Senior Credit Facility

At June 30, 2023, we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At June 30, 2023, we had no outstanding balance on the revolving line of credit and a $500.0 million outstanding balance of term loans, at an average interest rate of 6.20%, under this agreement.

Senior Notes

Our senior notes consist of two separate issuances. The first is $250 million of 3.85% senior notes due March 2024, issued in March 2014. Interest payments under these notes are due semiannually in March and September of each year, beginning September 2014. The second is $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under these notes are due semiannually in March and September of each year beginning September 2019. Both senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant tangible assets or operations. The notes are guaranteed on a full and unconditional basis by our wholly-owned operating subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to shelf registration statements filed in February 2014 and January 2019. Both notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at June 30, 2023.

5.	Capital Stock

On January 22, 2020, our Board of Directors authorized the purchase of up to $500 million of our common stock. On July 20, 2022, our Board of Directors authorized an additional purchase of up to $500 million of our common stock. At June 30, 2023, $467 million of these authorizations were remaining. We purchased approximately 498,000 shares, or $83.9 million, of our common stock under our repurchase authorization during the six months ended June 30, 2023, of which 315,000 shares, or $53.1 million, were purchased in second quarter 2023. On January 19, 2023, our Board of Directors declared a regular quarterly cash dividend of $0.42, which was paid February 24, 2023, to stockholders of record on February 10, 2023. On April 27, 2023, our Board of Directors declared a regular quarterly dividend of $0.42 per common share, which was paid on May 26, 2023, to stockholders of record on May 12, 2023. On July 19, 2023, our Board of Directors declared a regular quarterly dividend of $0.42 per common share, which will be paid on August 18, 2023, to stockholders of record on August 4, 2023.

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

Assets Measured at Fair Value on a Recurring Basis

The following assets are measured at fair value on a recurring basis (in millions):

	Asset Balance
	June 30, 2023	December 31, 2022	Input Level
Trading investments	$30.0	$25.1	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflects quoted market prices. Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes was $1.45 billion and $1.26 billion at June 30, 2023 and December 31, 2022, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.42 billion and $1.24 billion at June 30, 2023 and December 31, 2022, respectively.

The carrying amounts of all other instruments at June 30, 2023, approximate their fair value due to the short maturity of these instruments.

7.	Income Taxes

Our effective income tax rate was 26.0% for the three months ended June 30, 2023, compared to 25.0% for the three months ended June 30, 2022. Our effective income tax rate was 25.3% for the first six months of 2023, compared to 24.7% in 2022. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At June 30, 2023, we had a total of $94.5 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $79.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $10.0 million at June 30, 2023.

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

We reported five distinct business segments during the six months ended June 30, 2023 and 2022. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2022.

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

A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	June 30, 2023	December 31, 2022
JBI	$3,481	$3,270
DCS	2,355	1,952
ICS	244	311
FMS	642	620
JBT	463	474
Other (includes corporate)	1,063	1,160
Total	$8,248	$7,787

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
JBI	$1,489	$1,833	$3,029	$3,436
DCS	888	904	1,767	1,680
ICS	344	605	728	1,265
FMS	224	275	449	510
JBT	192	228	398	457
Subtotal	3,137	3,845	6,371	7,348
Inter-segment eliminations	(4)	(7)	(9)	(22)
Total	$3,133	$3,838	$6,362	$7,326

	Operating Income/(Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
JBI	$142.9	$202.5	$311.5	$403.5
DCS	113.6	94.1	216.2	173.9
ICS	(4.4)	23.3	(9.8)	47.4
FMS	14.8	13.3	21.4	13.9
JBT	3.8	20.0	8.8	48.9
Other (includes corporate)	-	(0.1)	0.1	(0.2)
Total	$270.7	$353.1	$548.2	$687.4

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
JBI	$62.4	$55.3	$124.1	$108.0
DCS	79.5	68.7	155.7	134.1
FMS	11.9	11.3	23.9	20.7
JBT	11.1	8.1	21.9	15.6
Other (includes corporate)	15.1	14.2	30.2	27.9
Total	$180.0	$157.6	$355.8	$306.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2023	2022	2023	2022
JBI	$1,489	$1,833	$142.9	$202.5
DCS	888	904	113.6	94.1
ICS	344	605	(4.4)	23.3
FMS	224	275	14.8	13.3
JBT	192	228	3.8	20.0
Other (includes corporate)	-	-	-	(0.1)
Subtotal	3,137	3,845	270.7	353.1
Inter-Segment eliminations	(4)	(7)	-	-
Total	$3,133	$3,838	$270.7	$353.1

Total consolidated operating revenues decreased to $3.13 billion for the second quarter 2023, an 18% decrease from $3.84 billion in the second quarter 2022. This decrease was primarily the result of decreased revenue per load in ICS, JBI, and JBT, lower fleet productivity in DCS, lower volumes in JBI, ICS and DCS, and a decline in stop count in FMS, when compared to the second quarter 2022. Total consolidated operating revenue, excluding fuel surcharge revenue, decreased 14%.

JBI segment revenue decreased 19% to $1.49 billion during the second quarter 2023, compared with $1.83 billion in 2022. Load volumes during the second quarter 2023 decreased 7% over the same period 2022, primarily due to weaker overall freight activity, principally import-related freight during the current period. Transcontinental loads decreased 8% during the second quarter 2023, and eastern network load volume was down 6% compared to the second quarter 2022. Revenue per load, which is determined by the combination of customer rates, fuel surcharges and freight mix, decreased 13% during the second quarter 2023. Revenue per load, excluding fuel surcharge revenue, decreased 7% compared to the second quarter 2022. JBI segment operating income decreased 29%, to $142.9 million in the second quarter 2023, from $202.5 million in 2022. The decrease is primarily due to the decrease in revenue and higher driver and non-driver wages and increased network and equipment-related costs as a percentage of gross revenue, partially offset by lower insurance and claims expenses. The second quarter 2022 included a net expense of $7.7 million consisting of the segment’s portion of an increase in casualty claim expenses, partially offset by a workers’ compensation insurance benefit (collectively referred to in this report as the Insurance-Related Charge). The current quarter ended with approximately 116,500 units of trailing capacity and 6,500 power units assigned to the dray fleet.

DCS segment revenue decreased 2% to $888 million in the second quarter 2023 from $904 million in 2022.  Productivity, defined as revenue per truck per week, decreased 4% when compared to the second quarter 2022. Productivity excluding fuel surcharge revenue increased 3%, primarily due to contractual index-based rate increases. On a net basis, revenue-producing trucks in the fleet at the end of the second quarter 2023 remained flat compared to the prior year period. DCS segment operating income increased 21% to $113.6 million in the second quarter 2023, from $94.1 million in 2022. The increase is primarily due to the maturing of new long-term customer contracts, partially offset by higher driver and non-driver wages and benefits and increased equipment-related and maintenance costs when compared to the second quarter 2022. The second quarter 2022 included a net expense of $1.6 million for the segment’s portion of the Insurance-Related Charge.

ICS segment revenue decreased 43% to $344 million in the second quarter 2023, from $605 million in 2022. Overall volumes decreased 26% compared to the second quarter 2022, while revenue per load decreased 24%, primarily due to lower contractual and spot rates as well as changes in customer freight mix. Contractual business represented approximately 66% of total load volume and 64% of total revenue in the second quarter 2023, compared to 44% and 47%, respectively, in 2022. Approximately $225 million of second quarter 2023 ICS revenue was executed through the Marketplace for J.B. Hunt 360 compared to $392 million in the second quarter 2022. ICS segment had an operating loss of $4.4 million in the second quarter 2023, compared to operating income of $23.2 million in 2022. The decrease is primarily due to lower revenue and a 54% decrease in gross profit, partially offset by lower personnel salary and wages expense, lower insurance and claims expenses, and decreased technology cost. Gross profit margin decreased to 13.0% in the second quarter 2023, compared to 16.1% in 2022. The second quarter 2022, included a net expense of $6.7 million for the segment’s portion of the Insurance-Related Charge. ICS’s carrier base decreased 7% compared to second quarter 2022, primarily due to changes in carrier requirements.

FMS segment revenue decreased 19% to $224 million in the second quarter 2023 from $275 million in 2022, primarily due to decreased customer demand and the effects of internal efforts to improve revenue quality across certain accounts, partially offset by the addition of multiple new customer contracts implemented over the past year and improved revenue quality at underperforming accounts. FMS segment operating income increased to $14.8 million in the second quarter of 2023 compared to $13.3 million in 2022. This increase was primarily due to improvements in revenue quality and overall cost management, partially offset by higher equipment-related and maintenance expenses, increased technology costs, and inflationary increases in facility rental expenses compared to the second quarter 2022. The second quarter 2022 also included a net expense of $0.4 million for the segment’s portion of the Insurance-Related Charge.

JBT segment revenue totaled $192 million for the second quarter 2023, a decrease of 16% from $228 million in second quarter 2022. Revenue excluding fuel surcharge decreased 15% primarily due to a 20% decrease in revenue per load excluding fuel surcharge revenue, partially offset by a 6% increase in load volume compared to second quarter 2022. Load volume growth was primarily related to the expansion of J.B. Hunt 360box®, which leverages the J.B. Hunt 360 platform to provide customers access to drop-trailer capacity across our transportation network. JBT average effective trailer count increased to 13,108 in the second quarter 2023, compared to 9,928 in 2022.  At the end of the second quarter 2023, the JBT power fleet consisted of 2,068 tractors, compared to 2,015 tractors at June 30, 2022. Trailer turns in the second quarter of 2023 decreased 20% compared to second quarter 2022 due to freight mix and the increase in trailer count. JBT segment operating income decreased to $3.8 million in 2023, compared with $20.0 million during second quarter 2022. The decrease is primarily due to the decrease in revenue and higher network, technology, and equipment-related costs as a percentage of gross revenue, partially offset by lower insurance and claims expenses. The second quarter 2022 included a net expense of $2.0 million for the segment’s portion of the Insurance-Related Charge.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2023	2022	2023 vs. 2022
Total operating revenues	100.0%	100.0%	(18.4)%
Operating expenses:
Rents and purchased transportation	44.8	50.1	(26.9)
Salaries, wages and employee benefits	26.2	21.9	(2.4)
Fuel and fuel taxes	5.5	6.9	(35.3)
Depreciation and amortization	5.7	4.1	14.2
Operating supplies and expenses	4.1	3.3	2.0
Insurance and claims	2.1	2.3	(26.8)
General and administrative expenses, net of asset dispositions	2.1	1.6	2.9
Operating taxes and licenses	0.6	0.4	16.1
Communication and utilities	0.3	0.2	16.9
Total operating expenses	91.4	90.8	(17.9)
Operating income	8.6	9.2	(23.3)
Net interest expense	0.4	0.3	13.7
Earnings before income taxes	8.2	8.9	(24.7)
Income taxes	2.1	2.2	(21.6)
Net earnings	6.1%	6.7%	(25.8)%

Total operating expenses decreased 17.9%, while operating revenues decreased 18.4% during the second quarter 2023, from the comparable period 2022. Operating income decreased to $270.7 million during the second quarter 2023 from $353.1 million in 2022.

Rents and purchased transportation costs decreased 26.9% in second quarter 2023. This decrease was primarily the result of a decrease in rail and truck carrier purchased transportation rates within JBI, ICS and JBT segments and decreased JBI and ICS load volume, which decreased services provided by third-party rail and truck carriers during the second quarter 2023 compared to 2022.

Salaries, wages and employee benefits costs decreased 2.4% during the second quarter 2023, compared with 2022. This decrease was primarily driven by a decrease in incentive compensation, partially offset by a $11.6 million workers’ compensation insurance return of premium benefit present in second quarter 2022.

Fuel costs decreased 35.3% in the second quarter 2023, compared with 2022, due primarily to a decrease in the price of fuel. Depreciation and amortization expense increased 14.2% in second quarter 2023, primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment within our JBI and JBT segments, and increased truck and tractor trades.

Operating supplies and expenses increased 2.0%, driven primarily by higher equipment maintenance costs and increased towing expenses, partially offset by lower travel and entertainment expenses. Insurance and claims expenses decreased 26.8% in 2023 compared with 2022, primarily due to the inclusion of the $30 million Insurance-Related Charge in second quarter 2022 and lower claim volume in the current period, partially offset by increased cost per claim and higher insurance policy premium expense. General and administrative expenses increased 2.9% for the current quarter from the comparable period in 2022, primarily due to a decrease in net gains from sale or disposal of assets and an increase in building and yard rentals, partially offset by lower advertising costs, professional service expenses, and bad debt expense. Net loss from sale or disposal of assets was $3.5 million in 2023, compared to a net gain from sale or disposal of assets of $3.4 million in 2022.

Net interest expense increased 13.7% in 2023 due to an increase in effective interest rates on our debt compared to second quarter 2022. Income tax expense decreased 21.6% in 2023, compared with 2022, primarily due to lower taxable earnings. Our effective income tax rate was 26.0% for the second quarter of 2023, compared to 25.0% in 2022. Our annual tax rate for 2023 is expected to be between 24.0% and 25.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income/(loss)
	2023	2022	2023	2022
JBI	$3,029	$3,436	$311.5	$403.5
DCS	1,767	1,680	216.2	173.9
ICS	728	1,265	(9.8)	47.4
FMS	449	510	21.4	13.9
JBT	398	457	8.8	48.9
Other (includes corporate)	-	-	0.1	(0.2)
Subtotal	6,371	7,348	548.2	687.4
Inter-segment eliminations	(9)	(22)	-	-
Total	$6,362	$7,326	$548.2	$687.4

Total consolidated operating revenues decreased to $6.36 billion for the first six months of 2023, a 13% decrease from $7.33 billion for the comparable period 2022. Fuel surcharge revenue decreased to $912.1 million during the first six months of 2023, compared with $1.12 billion in 2022. Total consolidated operating revenue, excluding fuel surcharge revenue, decreased 12% for the first six months of 2023 compared to the prior year period.

JBI segment revenue decreased 12% to $3.03 billion during the first six months of 2023, compared with $3.44 billion in 2022. Load volume during the first six months of 2023 decreased 6% and revenue per load decreased 6%, which is determined by the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, decreased 4% compared to the first six months of 2022. JBI segment operating income decreased 23% to $311.5 million in the first six months of 2023, from $403.5 million in 2022. The decrease is primarily due to decreased revenue and lower net gains from the sale of equipment, together with higher network and equipment-related costs and higher driver and non-driver wages as a percentage of gross revenue during the first six months of 2023, partially offset by lower rail and third-party dray purchased transportation expense.

DCS segment revenue increased 5%, to $1.77 billion during the first six months of 2023, from $1.68 billion in 2022. Productivity, defined as revenue per truck per week remained virtually flat from a year ago. Productivity excluding fuel surcharge revenue for the first six months of 2023 increased 4% from a year ago. The increase in productivity was primarily due to contractual index-based rate increases and improved utilization of equipment during the current period. Operating income of our DCS segment increased to $216.2 million in the first six months of 2023, from $173.9 million in 2022. The increase is primarily due to increased revenue and the maturing of new long-term customer contracts, partially offset by higher driver and non-driver wages and benefits and higher equipment-related and maintenance costs, when compared to the first six months of 2022.

ICS revenue decreased 42% to $728.5 million during the first six months of 2023, from $1.26 billion in 2022. Overall volumes decreased 26%, while revenue per load decreased 23% primarily due to lower contractual and spot rates as well as changes in customer freight mix compared to 2022. Approximately $476 million of ICS revenue for the first six months of 2023 was executed through the Marketplace for J.B. Hunt 360 compared to $822 million in 2022. Gross profit margin decreased to 13.3% in the current period compared to 14.4% in 2022. The ICS segment had an operating loss of $9.8 million in the first six months of 2023 compared to operating income of $47.4 million in 2022, primarily due to decreased revenue and lower gross profit margins, partially offset by lower personnel costs, decreased technology cost, and lower insurance and claims expenses during the first six months of 2023.

FMS revenue decreased 12% to $449 million during the first six months of 2023, from $510 million in 2022, primarily due to decreased customer demand and the effects of internal efforts to improve revenue quality across certain accounts, partially offset by the full period operations of Zenith Freight Lines, LLC acquired in 2022 and the addition of multiple new customer contracts implemented over the past year. FMS segment had operating income of $21.4 million in the first six months of 2023 compared to $13.9 million in 2022. This increase was primarily due to improvements in revenue quality and overall cost management, partially offset by higher equipment-related and maintenance expenses and inflationary increases in facility rental expenses compared to the first six months of 2022.

JBT segment revenue decreased 13% to $398 million for the first six months of 2023, from $457 million in 2022. Revenue excluding fuel surcharge revenue decreased 15%, primarily due to a 21% decrease in revenue per load excluding fuel surcharge revenue, partially offset by a 7% increase in load volume compared to the first six months of 2022. Operating income of our JBT segment decreased to $8.8 million in the first six months of 2023, from $48.9 million in 2022. The decrease in operating income was driven primarily by the decrease in revenue and higher network, technology, and equipment-related costs as a percentage of gross revenue.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2023	2022	2023 vs. 2022
Total operating revenues	100.0%	100.0%	(13.2)%
Operating expenses:
Rents and purchased transportation	45.1	51.3	(23.6)
Salaries, wages and employee benefits	25.9	21.9	2.6
Fuel and fuel taxes	5.8	6.2	(19.2)
Depreciation and amortization	5.6	4.2	16.1
Operating supplies and expenses	4.0	3.2	10.3
Insurance and claims	2.1	1.8	0.6
General and administrative expenses, net of asset dispositions	2.0	1.4	25.4
Operating taxes and licenses	0.6	0.4	15.5
Communication and utilities	0.3	0.2	17.4
Total operating expenses	91.4	90.6	(12.4)
Operating income	8.6	9.4	(20.3)
Net interest expense	0.4	0.4	15.6
Earnings before income taxes	8.2	9.0	(21.6)
Income taxes	2.1	2.2	(19.5)
Net earnings	6.1%	6.8%	(22.3)%

Total operating expenses decreased 12.4%, while operating revenues decreased 13.2%, during the first six months of 2023, from the comparable period of 2022. Operating income decreased to $548.2 million during the first six months of 2023, from $687.4 million in 2022.

Rents and purchased transportation costs decreased 23.6% in 2023. This decrease was primarily the result of a decrease in rail and truck carrier purchased transportation rates within JBI, ICS and JBT segments and decreased JBI and ICS load volume, which decreased services provided by third-party rail and truck carriers during the current period.

Salaries, wages and employee benefits costs increased 2.6% in 2023 from 2022.  This increase was primarily related to increased base driver pay and office personnel compensation, partially offset by lower incentive compensation in 2023. In addition, an $11.6 million workers’ compensation insurance return of premium benefit was present in the prior year period.

Fuel costs decreased 19.2% in 2023, compared with 2022, due primarily to a decrease in the price of fuel. Depreciation and amortization expense increased 16.1% in 2023 primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment within our JBI and JBT segments, and increased truck and tractor trades.

Operating supplies and expenses increased 10.3% primarily due to higher equipment maintenance costs, increased tire expense, higher travel and entertainment expenses, increased towing costs, and higher tolls expense. Insurance and claims expense increased 0.6% in 2023 compared with 2022, primarily due to increased cost per claim and higher insurance policy premium expense, partially offset by lower claim volume in the current period and the inclusion of a $30 million expense in 2022 for additional reserves of claims subject to insurance coverage layer specific aggregated limits. General and administrative expenses increased 25.4% from the comparable period in 2022, primarily due to a decrease in net gains from sale or disposal of assets and an increase in building and yard rentals, partially offset by lower advertising costs, professional service expenses, and bad debt expense. Net loss from sale or disposal of assets was $9.6 million in 2023, compared to a net gain from sale or disposal of assets of $20.7 million in 2022.

Net interest expense increased 15.6% in 2023, due primarily to higher effective interest rates on our debt. Income tax expense decreased 19.5% during the first six months of 2023, compared with 2022, primarily due to decreased taxable earnings in the first six months of 2023. Our effective income tax rate was 25.3% for the first six months of 2023, compared to 24.7% in 2022. Our annual tax rate for 2023 is expected to be between 24.0% and 25.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $1.1 billion during the first six months of 2023, compared with $784.5 million for the same period 2022. Operating cash flows increased primarily due to the timing of general working capital activities, partially offset by decreased earnings. Net cash used in investing activities totaled $853.8 million in 2023, compared with $685.0 million in 2022. The increase resulted from an increase in equipment purchases, net of proceeds from the sale of equipment, partially offset by the inclusion of a business acquisition in 2022. Net cash provided by financing activities was $0.5 million in 2023, compared with $331.2 million used in 2022. This decrease resulted primarily from a decrease in treasury stock purchased, partially offset by the net proceeds from our senior credit facility in 2023, which was the result of electing to draw funds available to us under the term portion of our credit facility.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At June 30, 2023, we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At June 30, 2023, we had a cash balance of $295.9 million. Under our senior credit facility, we had no outstanding balance on our revolving line of credit and a $500.0 million outstanding balance of term loans at an average interest rate of 6.20%.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At June 30, 2023, we were compliant with all covenants and financial ratios.

Our net capital expenditures were approximately $853.8 million during the first six months of 2023, compared with $598.1 million for the same period 2022. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in second quarter 2023 were primarily for tractors, intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $1.6 billion during the years 2023 and 2024. We expect to spend in the range of $1.5 billion to $1.8 billion for net capital expenditures during calendar year 2023. These expenditures will relate primarily to the acquisition of tractors, containers, chassis, and other trailing equipment. At June 30, 2023, our aggregate future minimum lease payments under operating lease obligations related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment was $360.2 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $1.5 billion, as of June 30, 2023.

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

Our outstanding debt at June 30, 2023 consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 3.85% to 3.875%. These fixed rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior credit facility has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At June 30, 2023, the average interest rate under our senior credit facility was 6.20%. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates on variable-rate debt outstanding. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $5.0 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or six months ended June 30, 2023. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2023, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

There were no changes in our internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

On April 27, 2023, we issued an aggregate of 7,389 shares of our common stock to nonemployee members of our Board of Directors who elected to receive all or a portion of their annual director retainer in Company stock. These shares were valued based on the closing market price per share of our common stock of $170.07 on April 27, 2023, for an aggregate value of $1,256,647. The shares were issued to our nonemployee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2023:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
April 1 through April 30, 2023	16,477	$165.03	16,477	$518
May 1 through May 31, 2023	73,262	166.88	73,262	505
June 1 through June 30, 2023	224,868	169.61	224,868	467
Total	314,607	$168.74	314,607	$467

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

During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 27th day of July 2023.

J.B. HUNT TRANSPORT SERVICES, INC. (Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Financial Officer,
Executive Vice President
(Principal Financial and Accounting Officer)