Form 10-Q
period 2023-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2023-10-27
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐     No  ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2023 was 103,142,805.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2023

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating revenues, excluding fuel surcharge revenues	$2,690,890	$3,162,106	$8,140,959	$9,364,082
Fuel surcharge revenues	472,863	676,151	1,385,006	1,800,295
Total operating revenues	3,163,753	3,838,257	9,525,965	11,164,377

Operating expenses:
Rents and purchased transportation	1,443,197	1,891,848	4,315,581	5,650,011
Salaries, wages and employee benefits	803,187	887,723	2,450,062	2,493,139
Fuel and fuel taxes	195,962	242,379	563,642	697,481
Depreciation and amortization	187,714	166,580	543,498	472,914
Operating supplies and expenses	130,905	138,346	388,213	371,668
Insurance and claims	62,675	60,189	196,896	193,577
General and administrative expenses, net of asset dispositions	69,413	62,815	191,291	160,026
Operating taxes and licenses	18,739	17,082	55,797	49,154
Communication and utilities	10,245	9,067	31,067	26,802
Total operating expenses	2,922,037	3,476,029	8,736,047	10,114,772
Operating income	241,716	362,228	789,918	1,049,605
Net interest expense	12,586	13,562	41,980	38,991
Earnings before income taxes	229,130	348,666	747,938	1,010,614
Income taxes	41,699	79,284	173,186	242,566
Net earnings	$187,431	$269,382	$574,752	$768,048

Weighted average basic shares outstanding	103,302	103,757	103,528	104,297

Basic earnings per share	$1.81	$2.60	$5.55	$7.36

Weighted average diluted shares outstanding	104,394	104,924	104,562	105,458

Diluted earnings per share	$1.80	$2.57	$5.50	$7.28

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$75,198	$51,927
Trade accounts receivable, net	1,369,974	1,528,075
Prepaid expenses and other	525,002	631,776
Total current assets	1,970,174	2,211,778
Property and equipment, at cost	8,660,207	7,999,480
Less accumulated depreciation	2,942,438	3,019,663
Net property and equipment	5,717,769	4,979,817
Goodwill and intangible assets, net	276,046	236,390
Other assets	408,981	358,597
Total assets	$8,372,970	$7,786,582

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$249,902	$-
Trade accounts payable	808,803	798,776
Claims accruals	480,963	452,149
Accrued payroll	98,438	188,252
Other accrued expenses	140,970	129,054
Total current liabilities	1,779,076	1,568,231

Long-term debt	1,195,708	1,261,738
Other long-term liabilities	393,564	369,314
Deferred income taxes	986,520	920,531
Stockholders' equity	4,018,102	3,666,768
Total liabilities and stockholders' equity	$8,372,970	$7,786,582

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2023 and 2022
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders
	Stock	Capital	Earnings	Stock	Equity

Balances at June 30, 2022	$1,671	$483,109	$6,036,095	$(3,196,011)	$3,324,864
Comprehensive income:
Net earnings	-	-	269,382	-	269,382
Cash dividend declared and paid ($0.40 per share)	-	-	(41,554)	-	(41,554)
Purchase of treasury shares	-	-	-	(60,690)	(60,690)
Share-based compensation	-	20,153	-	-	20,153
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(5,806)	-	(1,240)	(7,046)
Balances at September 30, 2022	$1,671	$497,456	$6,263,923	$(3,257,941)	$3,505,109

Balances at June 30, 2023	$1,671	$532,503	$6,723,938	$(3,346,189)	$3,911,923
Comprehensive income:
Net earnings	-	-	187,431	-	187,431
Cash dividend declared and paid ($0.42 per share)	-	-	(43,431)	-	(43,431)
Purchase of treasury shares	-	-	-	(51,101)	(51,101)
Share-based compensation	-	20,673	-	-	20,673
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(5,543)	-	(1,850)	(7,393)
Balances at September 30, 2023	$1,671	$547,633	$6,867,938	$(3,399,140)	$4,018,102

	Nine Months Ended September 30, 2023 and 2022
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2021	$1,671	$448,217	$5,621,103	$(2,953,175)	$3,117,816
Comprehensive income:
Net earnings	-	-	768,048	-	768,048
Cash dividend declared and paid ($1.20 per share)	-	-	(125,228)	-	(125,228)
Purchase of treasury shares	-	-	-	(300,030)	(300,030)
Share-based compensation	-	59,737	-	-	59,737
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(10,498)	-	(4,736)	(15,234)
Balances at September 30, 2022	$1,671	$497,456	$6,263,923	$(3,257,941)	$3,505,109

Balances at December 31, 2022	$1,671	$499,897	$6,423,730	$(3,258,530)	$3,666,768
Comprehensive income:
Net earnings	-	-	574,752	-	574,752
Cash dividend declared and paid ($1.26 per share)	-	-	(130,544)	-	(130,544)
Purchase of treasury shares	-	-	-	(135,036)	(135,036)
Share-based compensation	-	60,518	-	-	60,518
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(12,782)	-	(5,574)	(18,356)
Balances at September 30, 2023	$1,671	$547,633	$6,867,938	$(3,399,140)	$4,018,102

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net earnings	$574,752	$768,048
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	543,498	472,914
Noncash lease expense	71,766	61,656
Share-based compensation	60,518	59,737
(Gain)/loss on sale of revenue equipment and other	17,244	(20,970)
Deferred income taxes	65,989	90,463
Changes in operating assets and liabilities:
Trade accounts receivable	224,387	(212,325)
Other assets	165,622	102,506
Trade accounts payable	(7,564)	55,640
Income taxes payable or receivable	(2,366)	(7,616)
Claims accruals	(8,510)	34,322
Accrued payroll and other accrued expenses	(175,724)	(48,969)
Net cash provided by operating activities	1,529,612	1,355,406

Cash flows from investing activities:
Additions to property and equipment	(1,558,587)	(1,087,881)
Net proceeds from sale of equipment	238,682	69,853
Business acquisitions	(85,000)	(118,101)
Net cash used in investing activities	(1,404,905)	(1,136,129)

Cash flows from financing activities:
Payments on long-term debt	-	(350,000)
Proceeds from revolving lines of credit and other	2,093,600	1,035,200
Payments on revolving lines of credit and other	(1,911,100)	(735,200)
Purchase of treasury stock	(135,036)	(300,030)
Stock repurchased for payroll taxes and other	(18,356)	(15,234)
Dividends paid	(130,544)	(125,228)
Net cash used in financing activities	(101,436)	(490,492)
Net change in cash and cash equivalents	23,271	(271,215)
Cash and cash equivalents at beginning of period	51,927	355,549
Cash and cash equivalents at end of period	$75,198	$84,334

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$56,189	$48,694
Income taxes	$115,145	$156,304

Noncash investing activities
Accruals for equipment received	$75,348	$70,903

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

We compute basic earnings per share by dividing net earnings available to common stockholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 1.1 million and 1.0 million shares during the three and nine months ended September 30, 2023, compared to 1.2 million shares during the three and nine months ended September 30, 2022.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted share units:
Pretax compensation expense	$14,433	$14,655	$41,886	$42,550
Tax benefit	3,722	3,664	10,802	10,638
Restricted share unit expense, net of tax	$10,711	$10,991	$31,084	$31,912
Performance share units:
Pretax compensation expense	$6,240	$5,498	$18,632	$17,187
Tax benefit	1,609	1,375	4,805	4,297
Performance share unit expense, net of tax	$4,631	$4,123	$13,827	$12,890

As of September 30, 2023, we had $69.1 million and $32.8 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 2.7 years for restricted share units and 2.3 years for performance share units. During the nine months ended September 30, 2023, we issued 120,798 shares for vested restricted share units and 142,346 shares for vested performance share units. Of this total, 102,141 shares for vested restricted share units and 3,465 shares for vested performance share units were issued during the third quarter 2023.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost, under our current financing arrangements consist of the following (in millions):

	September 30, 2023	December 31, 2022
Senior credit facility	$497.8	$314.7
Senior notes	947.8	947.0
Less current portion of long-term debt	(249.9)	-
Total long-term debt	$1,195.7	$1,261.7

Senior Credit Facility

At September 30, 2023, we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2023, we had no outstanding balance on the revolving line of credit and a $500.0 million outstanding balance of term loans, at an average interest rate of 6.43%, under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2023.

5.	Capital Stock

On July 20, 2022, our Board of Directors authorized the purchase of up to $500 million of our common stock. At September 30, 2023, $416 million of these authorizations were remaining. We purchased approximately 765,000 shares, or $135.0 million, of our common stock under our repurchase authorization during the nine months ended September 30, 2023, of which 267,000 shares, or $51.1 million, were purchased in third quarter 2023. On July 19, 2023, our Board of Directors declared a regular quarterly dividend of $0.42 per common share, which was paid on August 18, 2023, to stockholders of record on August 4, 2023. On October 19, 2023, our Board of Directors declared a regular quarterly dividend of $0.42 per common share, which will be paid on November 24, 2023, to stockholders of record on November 10, 2023.

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

Assets Measured at Fair Value on a Recurring Basis

The following assets are measured at fair value on a recurring basis (in millions):

	Asset Balance
	September 30, 2023	December 31, 2022	Input Level
Trading investments	$29.1	$25.1	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflects quoted market prices. Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes was $1.45 billion and $1.26 billion at September 30, 2023 and December 31, 2022, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.42 billion and $1.24 billion at September 30, 2023 and December 31, 2022, respectively.

The carrying amounts of all other instruments at September 30, 2023, approximate their fair value due to the short maturity of these instruments.

7.	Income Taxes

Our effective income tax rate was 18.2% for the three months ended September 30, 2023, compared to 22.7% for the three months ended September 30, 2022. Our effective income tax rate was 23.2% for the first nine months of 2023, compared to 24.0% in 2022. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At September 30, 2023, we had a total of $81.3 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $65.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $9.3 million at September 30, 2023.

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

On September 14, 2023, we entered into an asset purchase agreement to acquire substantially all of the brokerage assets and assume certain specified liabilities of BNSF Logistics, LLC (BNSFL), an affiliate of Burlington Northern Santa Fe, LLC, subject to customary closing conditions.  The closing of the transaction was effective on September 30, 2023, with a purchase price and total consideration paid in cash of $85.0 million. Transaction costs incurred were not material. The BNSFL acquisition was accounted for as a business combination and will operate within our Integrated Capacity Solutions business segment. Assets acquired and liabilities assumed were recorded in our Condensed Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $41.9 million of definite-lived intangible assets and approximately $12.4 million of goodwill. Goodwill consists of acquiring and retaining the BNSFL existing brokerage network and expected synergies from the combination of operations. The following table outlines the consideration transferred and preliminary purchase price allocation at their respective estimated fair values as of September 30, 2023 (in millions):

Consideration	$85.0
Accounts receivable	66.3
Other current assets	1.8
Property and equipment	14.5
Other assets	0.1
Right-of-use assets	9.1
Intangibles	41.9
Accounts payable and accrued liabilities	(52.0)
Lease liabilities	(9.1)
Goodwill	$12.4

10.	Goodwill and Other Intangible Assets

As discussed in Note 9, Acquisitions, in 2023, we recorded additional goodwill of approximately $12.4 million and additional finite-lived intangible assets of approximately $41.9 million in connection with the BNSFL acquisition. Total goodwill was $132.8 million and $120.4 million at September 30, 2023, and December 31, 2022, respectively. At September 30, 2023, $111.6 million, $12.4 million and $8.8 million of our goodwill was assigned to our Final Mile Services®, Integrated Capacity Solutions and Intermodal business segments, respectively. No impairment losses have been recorded for goodwill as of September 30, 2023. Prior to the BNSFL acquisition, our intangible assets consisted of those arising from previous business acquisitions within our Final Mile Services and Intermodal business segments. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
	September 30,	December 31,	Amortization
	2023	2022	Period
Finite-lived intangibles:
Customer relationships	$210.4	$169.0	10.7
Non-competition agreements	10.1	9.6	6.1
Trade names	6.4	6.4	2.1
Total finite-lived intangibles	226.9	185.0
Less accumulated amortization	(83.7)	(69.1)
Total identifiable intangible assets, net	$143.2	$115.9

Our finite-lived intangible assets have no assigned residual values.

Intangible asset amortization expense was $4.9 million during the third quarter 2023, compared to $4.8 million during third quarter 2022. During the nine months ended September 30, 2023 and 2022, intangible asset amortization expense was $14.6 million and $13.4 million, respectively. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $20.5 million for 2023, $22.6 million for 2024, $22.3 million for 2025, $21.5 million for 2026, and $17.6 million for 2027. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

11.	Business Segments

We reported five distinct business segments during the nine months ended September 30, 2023 and 2022. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions (ICS), Final Mile Services (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2022.

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

A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	September 30, 2023	December 31, 2022
JBI	$3,441	$3,270
DCS	2,359	1,952
ICS	370	311
FMS	627	620
JBT	452	474
Other (includes corporate)	1,124	1,160
Total	$8,373	$7,787

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
JBI	$1,555	$1,837	$4,584	$5,273
DCS	892	931	2,659	2,611
ICS	298	575	1,026	1,840
FMS	226	265	675	775
JBT	196	237	594	694
Subtotal	3,167	3,845	9,538	11,193
Inter-segment eliminations	(3)	(7)	(12)	(29)
Total	$3,164	$3,838	$9,526	$11,164

	Operating Income/(Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
JBI	$128.0	$217.0	$439.5	$620.5
DCS	102.4	107.2	318.6	281.0
ICS	(9.4)	13.4	(19.2)	60.8
FMS	13.0	9.8	34.4	23.6
JBT	7.7	14.9	16.5	63.9
Other (includes corporate)	-	(0.1)	0.1	(0.2)
Total	$241.7	$362.2	$789.9	$1,049.6

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
JBI	$64.7	$58.0	$188.8	$165.9
DCS	84.8	71.5	240.5	205.6
FMS	11.9	11.4	35.8	32.1
JBT	10.9	9.1	32.8	24.7
Other (includes corporate)	15.4	16.6	45.6	44.6
Total	$187.7	$166.6	$543.5	$472.9

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

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate five distinct, but complementary, business segments and provide a wide range of reliable transportation, brokerage, and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers, independent contractors, or third-party carriers. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, freight handling, specialized equipment, and freight network design. In addition, we provide or arrange for local and home delivery services, generally referred to as last-mile delivery services, to customers through a network of cross-dock and other delivery system locations throughout the continental United States. Utilizing thousands of reliable third-party carriers, we also provide comprehensive freight transportation brokerage and logistics services. In addition to dry-van, full-load operations, we also arrange for these unrelated outside carriers to provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360°®, an online platform that offers shippers and carriers greater access, visibility and transparency of the supply chain. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our five business segments is described in Note 11, Business Segments, in our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2022.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2023	2022	2023	2022
JBI	$1,555	$1,837	$128.0	$217.0
DCS	892	931	102.4	107.2
ICS	298	575	(9.4)	13.4
FMS	226	265	13.0	9.8
JBT	196	237	7.7	14.9
Other (includes corporate)	-	-	-	(0.1)
Subtotal	3,167	3,845	241.7	362.2
Inter-Segment eliminations	(3)	(7)	-	-
Total	$3,164	$3,838	$241.7	$362.2

Total consolidated operating revenues decreased to $3.16 billion for the third quarter 2023, an 18% decrease from $3.84 billion in the third quarter 2022. This decrease was primarily the result of decreased revenue per load in JBI and JBT, lower volumes in ICS, a decline in stop count in FMS, and a reduction in DCS average revenue producing trucks when compared to the third quarter 2022. These items were partially offset by increased volumes in JBI and JBT in the current quarter. Total consolidated operating revenue, excluding fuel surcharge revenue, decreased 15%.

JBI segment revenue decreased 15% to $1.56 billion during the third quarter 2023, compared with $1.84 billion in 2022. Load volumes during the third quarter 2023 increased 1% over the same period 2022. Transcontinental loads increased 4%, while eastern network load volume was down 3% when compared to the third quarter 2022. Revenue per load, which is determined by the combination of customer rates, fuel surcharges and freight mix, decreased 16% during the third quarter 2023. Revenue per load, excluding fuel surcharge revenue, decreased 14% compared to the third quarter 2022. JBI segment operating income decreased 41%, to $128.0 million in the third quarter 2023, from $217.0 million in 2022. The decrease is primarily due to the decrease in revenue and higher driver and non-driver wages and increased equipment-related and maintenance costs as a percentage of gross revenue. The current quarter ended with approximately 117,400 units of trailing capacity and 6,400 power units assigned to the dray fleet.

DCS segment revenue decreased 4% to $892 million in the third quarter 2023 from $931 million in 2022. Productivity, defined as revenue per truck per week, decreased 2% when compared to the third quarter 2022. Productivity excluding fuel surcharge revenue increased 2%, primarily due to contractual index-based rate increases. On a net basis, revenue-producing trucks in the fleet at the end of the third quarter 2023 decreased 370 compared to the prior year period. DCS segment operating income decreased 4% to $102.4 million in the third quarter 2023, from $107.2 million in 2022. The decrease is primarily due to increased equipment-related and maintenance costs, higher insurance and claims expense and an increase in loss on sale of equipment, partially offset by the maturing of new long-term customer contracts when compared to the third quarter 2022.

ICS segment revenue decreased 48% to $298 million in the third quarter 2023, from $575 million in 2022. Overall volumes decreased 38% compared to the third quarter 2022, while revenue per load decreased 17%, primarily due to lower contractual and spot rates as well as changes in customer freight mix. Contractual business represented approximately 68% of total load volume and 67% of total revenue in the third quarter 2023, compared to 49% and 52%, respectively, in 2022. Approximately $169 million of third quarter 2023 ICS revenue was executed through the Marketplace for J.B. Hunt 360 compared to $391 million in the third quarter 2022. ICS segment had an operating loss of $9.4 million in the third quarter 2023, compared to operating income of $13.4 million in 2022. The decrease is primarily due to lower revenue and a 53% decrease in gross profit, partially offset by lower personnel salary and wages expense and decreased technology cost. Gross profit margin decreased to 12.8% in the third quarter 2023, compared to 14.2% in 2022. ICS’s carrier base decreased 17% compared to third quarter 2022, primarily due to changes in carrier qualification requirements.

FMS segment revenue decreased 15% to $226 million in the third quarter 2023 from $265 million in 2022, primarily due to decreased customer demand and the effects of internal efforts to improve revenue quality across certain accounts, partially offset by the addition of multiple new customer contracts implemented over the past year and improved revenue quality at underperforming accounts. FMS segment operating income increased to $13.0 million in the third quarter of 2023 compared to $9.8 million in 2022. This increase was primarily due to improvements in revenue quality and overall cost management, partially offset by higher equipment-related and maintenance expenses, increased technology costs, and inflationary increases in facility rental expenses compared to the third quarter 2022.

JBT segment revenue totaled $196 million for the third quarter 2023, a decrease of 17% from $237 million in third quarter 2022. Revenue excluding fuel surcharge decreased 18% primarily due to a 22% decrease in revenue per load excluding fuel surcharge revenue, partially offset by a 6% increase in load volume compared to third quarter 2022. Load volume growth was primarily related to the expansion of J.B. Hunt 360box®, which leverages the J.B. Hunt 360 platform to provide customers access to drop-trailer capacity across our transportation network. JBT average effective trailer count increased to 12,869 in the third quarter 2023, compared to 10,938 in 2022. At the end of the third quarter 2023, the JBT power fleet consisted of 1,989 tractors, predominantly independent contractors, compared to 2,140 tractors at September 30, 2022. Trailer turns in the third quarter of 2023 decreased 9% compared to third quarter 2022 due to freight mix and the decrease in freight demand. JBT segment operating income decreased to $7.7 million in 2023, compared with $14.9 million during third quarter 2022. The decrease is primarily due to the decrease in revenue and higher network, technology, insurance, and equipment-related costs as a percentage of gross revenue.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2023	2022	2023 vs. 2022
Total operating revenues	100.0%	100.0%	(17.6)%
Operating expenses:
Rents and purchased transportation	45.6	49.3	(23.7)
Salaries, wages and employee benefits	25.4	23.1	(9.5)
Fuel and fuel taxes	6.2	6.3	(19.2)
Depreciation and amortization	5.9	4.3	12.7
Operating supplies and expenses	4.1	3.6	(5.4)
Insurance and claims	2.0	1.6	4.1
General and administrative expenses, net of asset dispositions	2.3	1.8	10.5
Operating taxes and licenses	0.6	0.4	9.7
Communication and utilities	0.3	0.2	13.0
Total operating expenses	92.4	90.6	(15.9)
Operating income	7.6	9.4	(33.3)
Net interest expense	0.4	0.3	(7.2)
Earnings before income taxes	7.2	9.1	(34.3)
Income taxes	1.3	2.1	(47.4)
Net earnings	5.9%	7.0%	(30.4)%

Total operating expenses decreased 15.9%, while operating revenues decreased 17.6% during the third quarter 2023, from the comparable period 2022. Operating income decreased to $241.7 million during the third quarter 2023 from $362.2 million in 2022.

Rents and purchased transportation costs decreased 23.7% in the third quarter 2023. This decrease was primarily the result of a decrease in rail and truck carrier purchased transportation rates within JBI, ICS and JBT segments and decreased ICS load volume, which decreased services provided by third-party truck carriers during the third quarter 2023 compared to 2022.

Salaries, wages and employee benefits costs decreased 9.5% during the third quarter 2023, compared with 2022. This decrease was primarily driven by a decrease in employee headcounts and lower incentive compensation.

Fuel costs decreased 19.2% in the third quarter 2023, compared with 2022, due primarily to a decrease in the price of fuel and decreased road miles. Depreciation and amortization expense increased 12.7% in third quarter 2023, primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment within our JBI and JBT segments, and increased truck and tractor trades.

Operating supplies and expenses decreased 5.4%, driven primarily by lower equipment maintenance costs and lower travel and entertainment expenses. Insurance and claims expenses increased 4.1% in 2023 compared with 2022, primarily due to increased cost per claim and higher insurance policy premium expense. General and administrative expenses increased 10.5% for the current quarter from the comparable period in 2022, primarily due to a decrease in net gains from sale or disposal of assets and an increase in building and yard rentals, partially offset by lower advertising costs and professional service expenses. Net loss from sale or disposal of assets was $7.7 million in 2023, compared to a net gain from sale or disposal of assets of $0.3 million in 2022.

Net interest expense decreased 7.2% in the third quarter 2023 primarily due to the interest component of a discrete income tax benefit recognized in the current quarter, partially offset by an increase in our average debt balance and effective interest rates on our debt compared to third quarter 2022. Income tax expense decreased 47.4% in the third quarter 2023, compared with 2022, primarily due to lower taxable earnings and the recording of a discrete benefit in the current quarter. Our effective income tax rate was 18.2% for the third quarter of 2023, compared to 22.7% in 2022. Our annual tax rate for 2023 is expected to be between 22.0% and 23.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items.  This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(loss)
	2023	2022	2023	2022
JBI	$4,584	$5,273	$439.5	$620.5
DCS	2,659	2,611	318.6	281.0
ICS	1,026	1,840	(19.2)	60.8
FMS	675	775	34.4	23.6
JBT	594	694	16.5	63.9
Other (includes corporate)	-	-	0.1	(0.2)
Subtotal	9,538	11,193	789.9	1,049.6
Inter-segment eliminations	(12)	(29)	-	-
Total	$9,526	$11,164	$789.9	$1,049.6

Total consolidated operating revenues decreased to $9.53 billion for the first nine months of 2023, a 15% decrease from $11.16 billion for the comparable period 2022. Fuel surcharge revenue decreased to $1.39 billion during the first nine months of 2023, compared with $1.80 billion in 2022. Total consolidated operating revenue, excluding fuel surcharge revenue, decreased 13% for the first nine months of 2023 compared to the prior year period.

JBI segment revenue decreased 13% to $4.58 billion during the first nine months of 2023, compared with $5.27 billion in 2022. Load volume during the first nine months of 2023 decreased 4% and revenue per load decreased 10%, which is determined by the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, decreased 7% compared to the first nine months of 2022. JBI segment operating income decreased 29% to $439.5 million in the first nine months of 2023, from $620.5 million in 2022. The decrease is primarily due to decreased revenue and lower net gains from the sale of equipment, together with higher driver and non-driver wages and increased network and equipment-related costs as a percentage of gross revenue during the first nine months of 2023, partially offset by lower rail and third-party dray purchased transportation expense.

DCS segment revenue increased 2%, to $2.66 billion during the first nine months of 2023, from $2.61 billion in 2022. Productivity, defined as revenue per truck per week decreased 1% compared to the first nine months of 2023. Productivity excluding fuel surcharge revenue for the first nine months of 2023 increased 3% from a year ago. The increase in productivity was primarily due to contractual index-based rate increases and improved utilization of equipment during the current period. Operating income of our DCS segment increased to $318.6 million in the first nine months of 2023, from $281.0 million in 2022. The increase is primarily due to increased revenue and the maturing of new long-term customer contracts, partially offset by higher driver and non-driver wages and benefits, increased equipment-related and maintenance costs, higher insurance and claims expense and an increase in loss on sale of equipment, when compared to the first nine months of 2022.

ICS revenue decreased 44% to $1.03 billion during the first nine months of 2023, from $1.84 billion in 2022. Overall volumes decreased 30%, while revenue per load decreased 21% primarily due to lower contractual and spot rates as well as changes in customer freight mix compared to 2022. Approximately $644 million of ICS revenue for the first nine months of 2023 was executed through the Marketplace for J.B. Hunt 360 compared to $1.21 billion in 2022. Gross profit margin decreased to 13.1% in the current period compared to 14.3% in 2022. The ICS segment had an operating loss of $19.2 million in the first nine months of 2023 compared to operating income of $60.8 million in 2022, primarily due to decreased revenue and lower gross profit margins, partially offset by lower personnel costs, decreased technology cost, and lower insurance and claims expenses during the first nine months of 2023.

FMS revenue decreased 13% to $675 million during the first nine months of 2023, from $775 million in 2022, primarily due to decreased customer demand and the effects of internal efforts to improve revenue quality across certain accounts, partially offset by the full period operations of Zenith Freight Lines, LLC acquired in 2022 and the addition of multiple new customer contracts implemented over the past year. FMS segment had operating income of $34.4 million in the first nine months of 2023 compared to $23.6 million in 2022. This increase was primarily due to improvements in revenue quality and overall cost management, partially offset by higher equipment-related and maintenance expenses, increased technology costs, and inflationary increases in facility rental expenses compared to the first nine months of 2023.

JBT segment revenue decreased 14% to $594 million for the first nine months of 2023, from $694 million in 2022. Revenue excluding fuel surcharge revenue decreased 16%, primarily due to a 21% decrease in revenue per load excluding fuel surcharge revenue, partially offset by a 7% increase in load volume compared to the first nine months of 2022. Operating income of our JBT segment decreased to $16.5 million in the first nine months of 2023, from $63.9 million in 2022. The decrease in operating income was driven primarily by the decrease in revenue and higher network, technology, and equipment-related costs as a percentage of gross revenue.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2023	2022	2023 vs. 2022
Total operating revenues	100.0%	100.0%	(14.7)%
Operating expenses:
Rents and purchased transportation	45.3	50.6	(23.6)
Salaries, wages and employee benefits	25.7	22.3	(1.7)
Fuel and fuel taxes	5.9	6.2	(19.2)
Depreciation and amortization	5.7	4.2	14.9
Operating supplies and expenses	4.1	3.3	4.5
Insurance and claims	2.1	1.7	1.7
General and administrative expenses, net of asset dispositions	2.0	1.7	19.5
Operating taxes and licenses	0.6	0.4	13.5
Communication and utilities	0.3	0.2	15.9
Total operating expenses	91.7	90.6	(13.6)
Operating income	8.3	9.4	(24.7)
Net interest expense	0.4	0.3	7.7
Earnings before income taxes	7.9	9.1	(26.0)
Income taxes	1.9	2.2	(28.6)
Net earnings	6.0%	6.9%	(25.2)%

Total operating expenses decreased 13.6%, while operating revenues decreased 14.7%, during the first nine months of 2023, from the comparable period of 2022. Operating income decreased to $789.9 million during the first nine months of 2023, from $1.05 billion in 2022.

Rents and purchased transportation costs decreased 23.6% in 2023. This decrease was primarily the result of a decrease in rail and truck carrier purchased transportation rates within JBI, ICS and JBT segments and decreased JBI and ICS load volume, which decreased services provided by third-party rail and truck carriers during the current period.

Salaries, wages and employee benefits costs decreased 1.7% in 2023 from 2022. This decrease was primarily related to a decrease in employee headcounts and lower incentive compensation, partially offset by increased base driver pay and office personnel compensation in 2023. In addition, an $11.6 million workers’ compensation insurance return of premium benefit was present in the prior year period.

Fuel costs decreased 19.2% in 2023, compared with 2022, due primarily to a decrease in the price of fuel. Depreciation and amortization expense increased 14.9% in 2023 primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment within our JBI and JBT segments, and increased truck and tractor trades.

Operating supplies and expenses increased 4.5% primarily due to higher equipment maintenance costs, increased tire expense, increased towing costs, and higher tolls expense. Insurance and claims expense increased 1.7% in 2023 compared with 2022, primarily due to increased cost per claim and higher insurance policy premium expense, partially offset by lower claim volume in the current period and the inclusion of a $30 million expense in 2022 for additional reserves of claims subject to insurance coverage layer specific aggregated limits. General and administrative expenses increased 19.5% from the comparable period in 2022, primarily due to a decrease in net gains from sale or disposal of assets and an increase in building and yard rentals, partially offset by lower advertising costs and professional service expenses. Net loss from sale or disposal of assets was $17.2 million in 2023, compared to a net gain from sale or disposal of assets of $21.0 million in 2022.

Net interest expense increased 7.7% in 2023, due primarily to an increase in our average debt balance and higher effective interest rates on our debt. Income tax expense decreased 28.6% during the first nine months of 2023, compared with 2022, primarily due to decreased taxable earnings in the first nine months of 2023. Our effective income tax rate was 23.2% for the first nine months of 2023, compared to 24.0% in 2022. Our annual tax rate for 2023 is expected to be between 22.0% and 23.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $1.53 billion during the first nine months of 2023, compared with $1.36 billion for the same period 2022. Operating cash flows increased primarily due to the timing of general working capital activities, partially offset by decreased earnings. Net cash used in investing activities totaled $1.40 billion in 2023, compared with $1.14 billion in 2022. The increase resulted from an increase in equipment purchases, net of proceeds from the sale of equipment, partially offset by a reduction in business acquisition expenditures in the current period. Net cash used in financing activities was $101.4 million in 2023, compared with $490.5 million in 2022. This decrease resulted primarily from a decrease in treasury stock purchased, partially offset by the net proceeds from our senior credit facility in 2023, which was the result of electing to draw funds available to us under the term portion of our credit facility.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At September 30, 2023, we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2023, we had a cash balance of $75.2 million. Under our senior credit facility, we had no outstanding balance on our revolving line of credit and a $500.0 million outstanding balance of term loans at an average interest rate of 6.43%.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At September 30, 2023, we were compliant with all covenants and financial ratios.

Our net capital expenditures were approximately $1.32 billion during the first nine months of 2023, compared with $1.02 billion for the same period 2022. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in the third quarter 2023 were primarily for tractors, intermodal containers and chassis, and other trailing equipment. We are currently committed to spend approximately $1.2 billion during the years 2023 and 2024, as well as an additional $380 million thereafter. We expect to spend in the range of $1.5 billion to $1.7 billion for net capital expenditures during the calendar year 2023. These expenditures will relate primarily to the acquisition of tractors, containers, chassis, and other trailing equipment. At September 30, 2023, our aggregate future minimum lease payments under operating lease obligations which relate primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment totaled $388.2 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $1.6 billion, as of September 30, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our outstanding debt at September 30, 2023 consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 3.85% to 3.875%. These fixed rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior credit facility has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2023, the average interest rate under our senior credit facility was 6.43%. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Our earnings would be affected by changes in these short-term variable interest rates on variable-rate debt outstanding. At our current level of borrowing, a one percentage point increase in our applicable rate would reduce annual pretax earnings by $5.0 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three or nine months ended September 30, 2023. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2023, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

There were no changes in our internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended September 30, 2023:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
July 1 through July 31, 2023	-	$-	-	$467
August 1 through August 31, 2023	131,741	193.82	131,741	442
September 1 through September 30, 2023	135,525	188.65	135,525	416
Total	267,266	$191.20	267,266	$416

(1)         On July 20, 2022, our Board of Directors authorized the purchase of up to $500 million of our common stock. This stock repurchase program has no expiration date.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.         EXHIBITS

Index to Exhibits

Exhibit Number	Exhibits
3.1	Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2	Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated October 21, 2021 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed October 27, 2021)

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws J.B. Hunt Transport Services, Inc. dated July 20, 2022 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed July 26, 2022)

3.4	Amendment No. 2 to the Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc., dated January 19, 2023 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed January 24, 2023)

3.5	Amendment No. 3 to the Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc., dated October 19, 2023 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed October 24, 2023)

22.1	List of Guarantor Subsidiaries of J.B. Hunt Transport Services, Inc. (incorporated by reference from Exhibit 22.1 of the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed February 25, 2022)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 27th day of October 2023.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Financial Officer,
Executive Vice President
(Principal Financial and Accounting Officer)