Form 10-K
period 2023-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2024-02-23
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2023

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

Yes ☐  No ☒

The aggregate market value of 82,833,644 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2023, was $15.0 billion (based upon $181.03 per share).

As of February 20, 2024, the number of outstanding shares of the registrant’s common stock was 103,298,462.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Shareholders, to be held April 25, 2024, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2023

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

You should understand that many important factors that are not within our control, in addition to those listed above, could impact us operationally and financially. Our future financial and operating results may fluctuate as a result of these and other risk factors or events as described in our filings with the SEC. Some important factors that could cause our future results to differ from estimates or projections contained in the forward-looking statements are described under “Risk Factors” in Item 1A. We assume no obligation to update any forward-looking statement to the extent we become aware that it will not be achieved for any reason.

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

OUR VISION, MISSION AND STRATEGY

Our Vision: To create the most efficient transportation network in North America.

Our Mission: Driving long-term value for our people, customers and shareholders.

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

We continually analyze opportunities for additional capital investment and where management’s resources should be focused to provide more benefits to our customers. These actions should, in turn, yield increasing returns to our shareholders.

Increasingly, our customers are seeking energy-efficient transportation solutions to reduce both cost and greenhouse-gas emissions. Our Company’s vision, to create the most efficient transportation network in North America, focuses on delivering both for our customers across all of our business segments. We seek to accomplish this by maintaining a modern fleet to maximize fuel efficiency, converting loads from truck to rail with our intermodal service, and introducing technologies to optimize freight flows in the supply chain by eliminating waste. Additionally, we continue to test and explore the usage of alternative fuel vehicles. Efforts to improve fleet fuel efficiency and reduce greenhouse gas emissions are ongoing. We are an Environmental Protection Agency (EPA) SmartWay® Transport Partner, and proud to have been awarded the EPA’s SmartWay® Excellence Award each of the past twelve years it was awarded.

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

JBI operates 118,171 pieces of company-owned trailing equipment systemwide. The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality.  We own and maintain our own chassis fleet, consisting of 100,825 units. The containers and chassis are uniquely designed so that they may only be paired together for optimal productivity, which we feel creates an operational competitive advantage.  JBI also manages a fleet of 5,944 company-owned tractors and 7,567 company drivers and contracts 436 independent contractor trucks.  At December 31, 2023, the total JBI employee count was 8,756.  Revenue for the JBI segment in 2023 was $6.21 billion.

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

At December 31, 2023, this segment operated 12,574 company-owned trucks, 674 customer-owned trucks, and 4 independent contractor trucks. DCS also operates 27,194 owned pieces of trailing equipment and 5,406 customer-owned trailers. The DCS segment employed 16,196 people, including 13,752 drivers, at December 31, 2023. DCS revenue for 2023 was $3.54 billion.

ICS Segment

ICS provides traditional freight brokerage and transportation logistics solutions to customers through relationships with thousands of third-party carriers and integration with our owned equipment within other segments. By leveraging the J.B. Hunt brand, systems, and network, we provide a broader service offering to customers by providing flatbed, refrigerated, and expedited, as well as a variety of dry-van and intermodal solutions. Furthermore, we offer an online multimodal marketplace via J.B. Hunt 360 that helps shippers and carriers match the right load with the right carrier. ICS also provides the majority of our single-source logistics management services for customers desiring to outsource their transportation functions and utilize our proven supply chain technology and design expertise to improve efficiency. ICS operates multiple remote sales offices or branches, as well as on-site logistics personnel working in direct contact with customers.

At December 31, 2023, the ICS segment employed 861 people, with approximately 122,100 available third-party carriers. ICS revenue for 2023 was $1.39 billion.

FMS Segment

FMS provides last-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations, with 98% of the continental U.S. population living within 150 miles of a network location. FMS provides both asset and non-asset (brokerage) big and bulky delivery and installation services, as well as fulfillment, retail-pooling distributions, and LTL services. FMS contracts with customers range from one to five years, with the average being approximately three years.

At December 31, 2023, this segment operated 1,166 company-owned trucks, 225 customer-owned trucks, and 20 independent contractor trucks. FMS also operates 1,212 owned pieces of trailing equipment and 102 customer-owned trailers. The FMS segment employed 2,972 people, including 1,418 drivers and 416 delivery and material assistants, at December 31, 2023. FMS revenue for 2023 was $918 million.

JBT Segment

The service offering in this segment is full-load, dry-van freight, utilizing tractors and trailers operating over roads and highways. JBT also offers services through our J.B. Hunt 360box® program which utilizes our J.B. Hunt 360 platform to access capacity and offer efficient drop trailer solutions to our customers. We typically pick up freight at the dock or specified location of the shipper and transport the load directly to the location of the consignee. We use independent contractors or third-party carriers who agree to transport freight in our trailers as well as our company-owned tractors and employee drivers.

At December 31, 2023, the JBT segment operated 13,561 company-owned trailers, 27 company-owned tractors, and employed 329 people, 28 of whom were drivers. At December 31, 2023, we had 1,931 independent contractors operating in the JBT segment. JBT revenue for 2023 was $789 million.

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

Human Capital Resources

General

Despite operating over 187,000 pieces of transportation equipment, our single greatest asset and one of the factors differentiating us from our competitors is our service-oriented people. J.B. Hunt strives to provide a supportive and safe work environment for its employees, where diverse and innovative ideas can be fostered to solve problems and provide value-added services for our customers. In addition to our employees, our customers, vendors, and communities in which we operate also share diverse backgrounds and an equally diverse range of interests and passions. J.B. Hunt puts forth its best effort to support initiatives reflecting the company values which are shared by its stakeholders.

As of December 31, 2023, we had 34,718 employees, which consisted of 22,765 company drivers, 9,976 office personnel, 1,510 maintenance technicians, and 467 delivery and material assistants. We also had arrangements with 2,391 independent contractors to transport freight in our trailing equipment. None of our employees are represented by unions or covered by collective bargaining agreements.

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

In addition, our Employee Resource Groups (ERGs), Inclusion Office, and Inclusion Council work together to further our culture of inclusivity. The Company’s six ERGs offer opportunities for employee professional development, business improvement, community engagement, and networking. Comprised of groups representing women, Latinos, veterans, LGBTQIA+, African Americans, and Asian Americans and Pacific Islanders, our ERGs promote camaraderie within the workforce and allow employees with similar interests to build meaningful work relationships that enable career mobility. Our Inclusion Office is a division of our People Team where our inclusion strategy and work are centralized to enable our goal of creating an inclusive culture where all employees feel welcomed, valued, respected, safe, and heard. Our Inclusion Council was established in 2022 and is comprised of senior leaders with diverse identities from across our organization. They are a voice for our people who share a passion for ensuring that inclusion remains a key component of creating an exceptional employee experience and drives how we do business.

Employee Safety and Health

The health and well-being of our workforce is a priority as we continue to ingrain safety into our corporate culture and strive to conduct all our operations as safely as possible. J.B. Hunt employees participate in regular job-specific safety training programs. In addition, J.B. Hunt’s Million Mile Safe Driving and Recognition Awards Program has recognized and rewarded our drivers who dedicate themselves to accident-free driving. Since its inception in 1996, the program has awarded more than $38 million to over 4,700 drivers.

We believe that access to quality healthcare is also an important part of this priority, and we have programs in place that focus on improving the quality of care that our employees and their families receive. Paid leave is another key component of this focus and the Company offers benefit plans that comply with all applicable laws.

Revenue Equipment

Our JBI segment utilizes uniquely designed high-cube containers and chassis, which can only be paired with each other and can be separated to allow the containers to be double-stacked on rail cars. The composition of our DCS trailing fleet varies with specific customer requirements and may include dry-vans, flatbeds, bulk, temperature-controlled, curtain-side vans, and dump trailers. We primarily utilize third-party carriers’ tractor and trailing equipment for our ICS segment. Our FMS segment primarily utilizes straight trucks or similar equipment through third-party carriers, while the JBT segment operates primarily 53-foot dry-van trailers.

As of December 31, 2023, our company-owned tractor and truck fleet consisted of 19,711 units. In addition, we had 2,391 independent contractors who operate their own tractors but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets. Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers, improves fuel efficiency and lowers maintenance expense. At December 31, 2023, the average age of our combined tractor fleet was 1.9 years, while our containers averaged 9.0 years of age and our trailers averaged 6.3 years. We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

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

Risks Related to Our Industry

Our business can be significantly impacted by economic conditions, customer business cycles and seasonal factors.

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

Our business can be significantly impacted by the effects of national or international health pandemics on general economic conditions and the operations of our customers and third-party suppliers and service providers.

Our operations can be heavily impacted by the effects of a widespread outbreak of contagious disease. The effects of a pandemic may disrupt or restrict the freight shipping activities of some of our customers, on which our business is dependent. In addition, adverse economic conditions caused by a pandemic may also require us to increase our reserve for bad debt losses. Furthermore, pandemic related social and economic disruptions may lead to other events which could negatively impact our operations including service limitations of our third-party purchased transportation providers, reduced availability of drivers and other key employees, disruptions in the procurement of revenue equipment, restrictions at U.S. ports of call, excess capacity or rate reductions within the intermodal or trucking industries, inability of suppliers to continue activities, or volatile financial credit markets. The extent to which a pandemic will impact general economic and business conditions is highly uncertain and unpredictable; however, any of these factors could have a significant adverse effect on our financial condition and results of operations.

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

We regularly purchase new revenue equipment, including trucks, chassis and trailing equipment, in each of our operating segments to expand our fleets and replace aging equipment. Any significant delays in the availability of new revenue equipment or increases in the cost of such equipment could have a material adverse affect on our business and profitability by reducing productivity, increasing maintenance expenses and capital expenditures, and limiting our ability to expand our business.

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

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2023, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. We have experienced substantial increases in the severity of auto liability claims which have exceeded our insurance coverage layers, which has adversely impacted our operating results in recent periods. If the number or severity of claims for which we are self-insured continues to increase, our operating results could be further adversely affected. We have policies in place for 2024 with substantially the same terms as our 2023 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage. We purchase insurance coverage for the amounts above which we are self-insured. If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

For the calendar year ended December 31, 2023, our top 10 customers, based on revenue, accounted for approximately 36% of our revenue. One customer accounted for approximately 13% of our total revenue for the year ended December 31, 2023. Our JBI, ICS, and JBT segments typically do not have long-term contracts with their customers. While our DCS and FMS segments may involve long-term written contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

A determination that independent contractors are employees could expose us to various liabilities and additional costs.

Federal and state legislation as well as tax and other regulatory authorities have sought to assert that independent contractors in the transportation service industry are employees rather than independent contractors. Recently issued rulemaking by the U.S. Department of Labor, which takes effect on March 11, 2024, and the laws of several states, including California, apply stricter tests for determining whether an independent contractor should be classified as an employee. We believe we are in compliance with all applicable independent contractor classification requirements. However, it is possible that other federal or state legislation or regulations could be enacted or that various authorities could assert a position that re-classifies independent contractors as employees. If our independent contractors are determined to be properly classified as employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate individuals for prior time periods. Any of the above increased costs would adversely affect our business and operating results.

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

We rely on information technology throughout all areas of our business to initiate, track, and complete customer orders; process financial and nonfinancial data; compile results of operations for internal and external reporting; and achieve operating efficiencies and growth. We have also invested significantly in the development of our Marketplace for J.B. Hunt 360 online freight matching platform. Each of our information technology systems may be susceptible to various interruptions, including equipment or network failures, failed upgrades or replacement of software, user error, power outages, natural disasters, cyber-attacks, theft or misuse of data, terrorist attacks, computer viruses, hackers, or other security breaches. We have in the past experienced security breaches and other interruptions of our information technology systems and may in the future experience such breaches or interruptions despite our best efforts to prevent them. We have mitigated our exposure to these risks through the establishment and maintenance of technology security programs and disaster recovery plans, but these mitigating activities may not be sufficient. A significant disruption, failure or security breach in our information technology systems could have a material adverse effect on our business, which could include operational disruptions, loss of confidential information, external reporting delays or errors, legal claims, or damage to our business reputation. We also could experience an inability to keep pace with technological advances, resulting in our information technology platforms becoming obsolete or our competitors developing related or similar service offerings more effective than ours.

Acquisitions or business combinations may disrupt or have a material adverse effect on our operations or earnings.

Future growth strategies for our operating segments may involve the acquisition of one or more businesses. We could have difficulty integrating acquired companies’ assets, personnel and operations with our own.  Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees, and increase our operating costs.  Acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the difficulty of integrating acquired companies and operations; potential disruption of our ongoing businesses and distraction of our management or the management of acquired companies; difficulties in maintaining controls, procedures and policies; potential impairment of relationships with employees and partners as a result of any integration of new management personnel; potential inability to manage an increased number of locations and employees; failure to realize expected efficiencies, synergies and cost savings; or the effect of any government regulations which relate to the businesses acquired.

Our business could be materially impacted if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition or business combination, many of which cannot be presently identified.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

IT Risk Management

The Company maintains an Information Technology (IT) risk identification process that encompasses risks associated with enterprise solutions and products and services provided by third-party service providers. Cybersecurity risks are considered a subcategory of IT risks and are therefore part of this process. The Company maintains a risk register to document and track IT risks, including factors such as:

●	Categories (including but not limited to cybersecurity, data privacy, governance, and application development)
●	Likelihood and impact
●	Initial risk score
●	Mitigating controls and/or remediations
●	Residual risk score
●	Plan for remediation
●	Risk stage
●	Reviewers/owners
●	Approvals/exceptions

The Company’s Governance, Risk, and Compliance (GRC) team maintains the IT risk register and reports updates to the IT Risk Council, which meets regularly. The IT Risk Council is made up of members representing the Company’s cybersecurity, network, server, client, database, and software teams.

Cybersecurity Operations and Incident Response Capabilities

The Company maintains a Cybersecurity Operations Center (CSOC) comprised of in-house staff, contracted personnel, and other third-party security service providers. Our CSOC provides constant monitoring, assessment, and defense of all enterprise information systems (including web sites, applications, databases, servers, clients, and data centers) as well as service provider connections and provides incident reporting as needed.

The Company also maintains a Security Incident Response Team (SIRT) that responds to high-risk security incidents on a 24-hour basis. Members of this team include representatives of our CSOC and Networking Operations Center, as well as cloud/server engineering, network engineering, enterprise data, identity and access management, GRC, end-user computing, application development, and IT leadership teams.

Assessments and Audits

The Company uses various methods to assess our cybersecurity maturity and IT risk management program, including periodic self-assessments and engagements of independent third-party assessors and consultants. We engaged third-party experts for the initial development of the IT risk management program, including preparation of the program charter, IT risk register, and responsibility assignment matrix. We use these external engagements to provide multiple assessments of our cybersecurity functions, including a compromise assessment, a security posture assessment, and a cyber-defense assessment.

Risks Associated with Third-Party Service Providers

The Company’s GRC oversees assessments of third-party service providers in collaboration with our IT contracts, data privacy, technical architecture, and legal teams. An initial review for any cybersecurity threat is completed when the provider is onboarded, with subsequent periodic reviews conducted thereafter. These subsequent reviews occur at different intervals, based on the nature of the business relationship, the type of data being exchanged (if any), and the overall potential impact to the Company, and include consideration of factors such as the third party’s cybersecurity capabilities, data protections and privacy measures, and technical capabilities as related to required integrations with the Company’s systems.

Material Findings from Cybersecurity Risks

The Company faces many of the same risks and has experienced similar cybersecurity incidents as other transportation providers. None of these risks or incidents to date have materially affected our business strategy, operations, or financial condition.

Governance

The Board of Directors maintains oversight of risks from cybersecurity-related threats, primarily through the Audit Committee. The Audit Committee holds a special in-person meeting, typically in the fourth quarter, to review the Company’s cybersecurity as well as the overall IT structure and planned changes with the Company’s Chief Information Officer (CIO) and provides an update to the Board from that meeting. The Company’s CIO also meets directly with the full Board of Directors, typically in the second quarter. At this meeting, the CIO reports and discusses relevant current and new IT risks and the general health and maturity of our overall IT risk management program. Other updates are provided throughout the year to the Audit Committee and the Board, as needed. In the event a cybersecurity incident is determined to be significant, a formal meeting of the full Board of Directors is convened.

Management

The Company’s CIO, senior vice president responsible for technical services, and vice president responsible for IT risk management manage all material risks associated with cybersecurity threats. Combined, these identified leaders have more than 50 years of IT and cybersecurity related experience across multiple industries. In the event of a cybersecurity incident, these leaders engage the Incident Response Team (IRT), a team comprised of senior- and executive-level leaders from various business units, legal and finance departments, and the corporate communications team, to help manage and maintain business operations throughout the incident and any recovery period. The IRT is responsible for reporting details of the incident and its impact on the business to the Executive Leadership Team (ELT) and making key recommendations for managing operations. The ELT is responsible for advising the Board of any material cybersecurity incidents. Both the ELT and the IRT have participated in formal cybersecurity response training.

ITEM 2. PROPERTIES

We own our corporate headquarters in Lowell, Arkansas. In addition, we own or lease buildings in Lowell that we utilize for administrative support and warehousing. We also own or lease 55 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel, and employ personnel to support operations. These facilities vary in size from 1 to 39 acres. Each of our business segments utilizes these facilities. In addition, we have 123 leased or owned facilities in our FMS cross-dock and other delivery system networks and multiple leased or owned remote sales offices or branches in our ICS segment. We also own or lease multiple small facilities, offices, and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	567	940,000	196,000
Cross-dock and delivery system facilities	80	4,475,000	136,000
Corporate headquarters campus, Lowell, Arkansas	140	-	707,000
Branch sales offices	-	-	178,000
Other facilities, offices, and parking yards	751	835,000	285,000

ITEM 3. LEGAL PROCEEDINGS

See Note 9, Commitments and Contingencies in our Consolidated Financial Statements for disclosures related to legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “JBHT.” At December 31, 2023, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued. We had 103.2 million and 103.7 million shares outstanding as of December 31, 2023 and 2022 respectively. On February 20, 2024, we had 915 shareholders of record of our common stock.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and any other factors the Board of Directors may deem relevant. On January 18, 2024, we announced an increase in our quarterly cash dividend from $0.42 to $0.43 per share, which was paid February 23, 2024, to shareholders of record on February 9, 2024. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended December 31, 2023:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
October 1 through October 31, 2023	137,308	$178.72	137,308	$392
November 1 through November 30, 2023	-	-	-	392
December 1 through December 31, 2023	-	-	-	392
Total	137,308	$178.72	137,308	$392

(1)	On July 20, 2022, our Board of Directors authorized the purchase of up to $500 million of our common stock. This stock repurchase program has no expiration date.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of shareholders of our common stock with the cumulative total returns of the S&P 500 index, Nasdaq Transportation index, and a customized peer group. The peer group consists of 14 companies: C.H. Robinson Worldwide Inc., CSX Corporation, Expeditors International of Washington Inc., Hub Group Inc., Knight-Swift Transportation Holdings Inc., Norfolk Southern Corporation, Old Dominion Freight Line Inc., Republic Services Inc., Ryder System Inc., Schneider National Inc., Stericycle Inc., Union Pacific Corporation, Waste Management Inc., and XPO, Inc. The graph assumes the value of the investment in our common stock, in the two indexes, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2018 and tracks it through December 31, 2023. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31,
	2018	2019	2020	2021	2022	2023

J.B. Hunt Transport Services, Inc.	$100.00	$126.76	$149.71	$225.50	$194.09	$224.36
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Nasdaq Transportation	100.00	123.21	130.96	148.36	120.19	161.24
Peer Group	100.00	128.80	154.13	203.71	175.10	208.73

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2021 through 2023, we were self-insured for $500,000 per occurrence as well as subject to coverage-layer-specific, aggregated reimbursement limits of covered excess claims for personal injury and property damage. We were fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2024 with substantially the same terms as our 2023 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate personal injury and property damage claim liability. This process involves the use of expected loss rates, loss-development factors based on our historical claims experience, claim frequencies and severity, and contractual premium adjustment factors, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2023, we had an accrual of approximately $523 million for estimated claims. A significant increase in the volume of claims or amount of settlements exceeding our coverage-layer specific, aggregated reimbursement limits could result in a significant increase in our estimated liability for claims in future periods. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2023, we have recorded $493 million of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis, and trailers in connection with our business. This equipment may be purchased or acquired under lease agreements. In addition, we may rent revenue equipment from various third parties under short-term rental arrangements. Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairment to our assets at December 31, 2023.

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

Income Taxes

We account for income taxes under the liability method. Our deferred tax assets and liabilities represent items that will result in a tax deduction or taxable income in future years for which we have already recorded the related tax expense or benefit in our statement of earnings. Deferred tax accounts arise as a result of timing differences between when items are recognized in our Consolidated Financial Statements and when they are recognized in our tax returns. We assess the likelihood that deferred tax assets will be recovered from future taxable income or the reversal of temporary timing differences. To the extent we believe recovery does not meet the more likely than not threshold, a valuation allowance is established. To the extent we establish a valuation allowance, we include an expense as part of our income tax provision.

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

	Percentage of Operating Revenues			Percentage Change Between Years
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Operating revenues	100.0%	100.0%	100.0%	(13.4)%	21.7%

Operating expenses:
Rents and purchased transportation	45.8	49.9	53.0	(20.6)	14.6
Salaries, wages and employee benefits	25.4	22.8	22.7	(3.4)	22.1
Fuel and fuel taxes	5.9	6.3	4.4	(19.3)	75.6
Depreciation and amortization	5.8	4.4	4.6	14.5	15.7
Operating supplies and expenses	4.0	3.4	3.0	1.4	36.1
Insurance and claims	2.5	2.1	1.4	(0.8)	92.7
General and administrative expenses, net of asset dispositions	2.0	1.4	1.5	27.5	10.1
Operating taxes and licenses	0.6	0.5	0.5	9.9	14.8
Communication and utilities	0.3	0.2	0.3	15.4	5.3
Total operating expenses	92.3	91.0	91.4	(12.2)	21.2
Operating income	7.7	9.0	8.6	(25.4)	27.4
Net interest expense	0.4	0.4	0.4	16.2	9.7
Earnings before income taxes	7.3	8.6	8.2	(27.0)	28.2
Income taxes	1.6	2.1	1.9	(33.8)	30.6
Net earnings	5.7%	6.5%	6.3%	(24.9)%	27.4%

2023 Compared With 2022

Consolidated Operating Revenues

Our total consolidated operating revenues decreased 13.4% to $12.83 billion in 2023, compared to $14.81 billion in 2022. This decrease was primarily due to lower volume and revenue per load within ICS and JBI, decreased revenue per load within JBT, and decreased revenue and stop counts in FMS. Fuel surcharge revenues decreased 23.9% to $1.85 billion in 2023, compared to $2.43 billion in 2022. Revenues, excluding fuel surcharge revenues, decreased 11.3% from 2022.

Consolidated Operating Expenses

Our 2023 consolidated operating expenses decreased 12.2% from 2022, while year-over-year revenue decreased 13.4%, resulting in a 2023 operating ratio of 92.3% compared to 91.0% in 2022.

Rents and purchased transportation costs decreased 20.6% in 2023, primarily due to a decrease in rail and truck carrier purchased transportation rates within JBI, ICS and JBT segments and decreased JBI and ICS load volume, which decreased services provided by third-party rail and truck carriers during the current year. Salaries, wages and employee benefit costs decreased 3.4% in 2023 from 2022. This decrease was primarily related to a decrease in employee headcounts and lower incentive compensation, partially offset by increased base driver pay and office personnel compensation in 2023.

Fuel and fuel taxes expense decreased 19.3% in 2023 compared with 2022, due primarily to a decrease in the price of fuel during 2023 and decreased road miles. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional, or local fuel prices. While these programs may address fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue. As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues. Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties. These payments are classified as purchased transportation expense.

Depreciation and amortization expense increased 14.5% in 2023, primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment within our JBI and JBT segments and increased truck and tractor trades.

Operating supplies and expenses increased 1.4% in 2023 compared with 2022, driven primarily by higher building and facilities maintenance costs, increased tolls expense, increased towing costs, and higher equipment maintenance costs compared to 2022. Insurance and claims expense decreased 0.8% in 2023, primarily due to lower reserve expense for claims subject to insurance coverage-layer-specific aggregated limits and lower claim volume, partially offset by increased cost per claim and higher insurance policy premium expense. General and administrative expenses increased 27.5% from 2022, primarily due to a decrease in net gains from sale or disposal of assets, higher building and yard rental expense, and higher software subscription expense, partially offset by lower advertising costs and decreased professional service expense. Net loss from sale or disposal of assets was $27.8 million in 2023, compared to a net gain from sale or disposal of assets of $25.4 million in 2022.

Net interest expense for 2023 increased by 16.2% compared with 2023, due to higher effective interest rates on our debt and an increase in our average debt balance. Income tax expense decreased 33.8% in 2023, due primarily to decreased taxable earnings in 2023 and the recording of a discrete benefit associated with the favorable settlement of an uncertain tax position which had been reserved in a prior period during the current year. Our effective income tax rate was 22.1% in 2023 and 24.4% in 2022.

Segments

We operated five business segments during 2023. The operation of each of these businesses is described in our Notes to Consolidated Financial Statements. The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment
	Years Ended December 31, (in millions)
	2023	2022	2021
JBI	$6,208	$7,022	$5,454
DCS	3,543	3,524	2,706
ICS	1,390	2,323	2,471
FMS	918	1,042	909
JBT	789	937	668
Total segment revenues	12,848	14,848	12,208
Intersegment eliminations	(18)	(34)	(40)
Total	$12,830	$14,814	$12,168

	Operating Income by Segment
	Years Ended December 31, (in millions)
	2023	2022	2021
JBI	$569	$800	$603
DCS	405	361	314
ICS	(44)	57	40
FMS	47	37	34
JBT	16	77	55
Total	$993	$1,332	$1,046

Operating Data by Segment

	Years Ended December 31,
	2023	2022	2021
JBI
Loads	2,044,980	2,068,278	1,984,834
Average length of haul (miles)	1,673	1,665	1,684
Revenue per load	$3,035	$3,395	$2,748
Average tractors during the period(1)	6,488	6,601	5,904
Tractors (end of period)	6,380	6,696	6,194
Trailing equipment (end of period)	118,171	115,150	104,973
Average effective trailing equipment usage	99,374	107,319	98,798

DCS
Loads	4,274,677	4,508,864	4,138,889
Average length of haul (miles)	175	168	165
Revenue per truck per week(2)	$5,184	$5,214	$4,687
Average trucks during the period(3)	13,290	13,131	11,230
Trucks (end of period)	13,252	13,374	12,306
Trailing equipment (end of period)	32,600	30,020	31,209
Average effective trailing equipment	32,408	31,350	30,150

ICS
Loads	764,839	1,027,529	1,063,473
Revenue per load	$1,818	$2,261	$2,324
Gross profit margin	13.4%	14.6%	11.5%
Employee count (end of period)	861	958	953
Approximate number of third-party carriers (end of period)	122,100	156,400	136,400
Marketplace for J.B. Hunt 360 revenue (millions)	$765.6	$1,521.1	$1,583.8

FMS
Stops	4,596,715	5,636,432	6,677,186
Average trucks during the period(3)	1,540	1,814	1,520

JBT
Loads	410,091	398,070	327,231
Revenue per load	$1,925	$2,353	$2,042
Average length of haul	652	570	548
Tractors (end of period)
Company-owned	27	147	165
Independent contractor	1,931	2,095	1,454
Total tractors	1,958	2,242	1,619
Trailers (end of period)	13,561	13,020	8,785
Average effective trailing equipment usage	13,000	10,611	7,123

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue decreased 12% to $6.21 billion in 2023, from $7.02 billion in 2022. This decrease in revenue was primarily a result of an 11% decrease in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue and a 1% decrease in load volume. Eastern network load volumes decreased 2% and transcontinental loads remained flat compared to 2022. Revenue per load excluding fuel surcharges decreased 8% compared to 2022.

Operating income of the JBI segment decreased to $569 million in 2023, from $800 million in 2022. The decrease is primarily due to decreased revenue and an increase in loss on sale of equipment, together with higher driver and non-driver wages, insurance and claims expense, and increased network and equipment-related costs as a percentage of gross revenue, partially offset by lower rail and third-party dray purchased transportation expense. In addition, JBI incurred $16 million and $33 million in expense for the segment’s portion of the additional casualty claim reserves in 2023 and 2022, respectively.

DCS Segment

DCS segment revenue increased 1% to $3.54 billion in 2023, from $3.52 billion in 2022. Productivity, defined as revenue per truck per week, decreased 1% compared to 2022. Productivity excluding fuel surcharge revenue increased 3% from 2022. The increase in productivity excluding fuel surcharge revenue was primarily due to contractual index-based rate increases and improved utilization of equipment. Customer retention rates are approximately 93%.

Operating income of our DCS segment increased to $405 million in 2023, from $361 million in 2022. The increase is primarily due to the maturing of new long-term customer contracts, partially offset by higher driver and non-driver wages and benefits, an increase in loss on sale of equipment, higher insurance and claims expense, increased equipment-related costs, and increased bad debt expense when compared to 2022. In addition, DCS incurred $20 million and $27 million in expense for the segment’s portion of the additional casualty claim reserves in 2023 and 2022, respectively.

ICS Segment

ICS segment revenue decreased 40% to $1.39 billion in 2023, from $2.32 billion in 2022. Overall volumes decreased 26%, while revenue per load decreased 20% when compared to 2022, primarily due to lower contractual and spot customer rates and changes in customer freight mix when compared to 2022. The decrease in revenue was partially offset by the acquisition of the brokerage assets of BNSF Logistics, LLC (BNSFL) on September 30, 2023. Contractual business was 64% of the total load volume and 63% of the total revenue in 2023, compared to 48% of the total load volume and 50% of the total revenue in 2022.

Our ICS segment had an operating loss of $44 million in 2023 compared to operating income of $57 million in 2022. The decrease in operating income was primarily due to decreased revenue, lower gross profit margins, and integration costs related to the BNSFL acquisition, partially offset by lower personnel expenses and decreased technology cost during 2023. Gross profit margin decreased to 13.4% in the current year versus 14.6% in 2022. Approximately $766 million of ICS revenue for 2023 was executed through the Marketplace for J.B. Hunt 360 compared to $1.52 billion in 2022. ICS’s carrier base decreased 22% when compared to 2022, primarily due to changes in carrier qualification requirements. In addition, ICS incurred $10 million and $22 million in expense for the segment’s portion of the additional casualty claim reserves in 2023 and 2022, respectively.

FMS Segment

FMS segment revenue decreased 12% to $918 million in 2023 from $1.04 billion in 2022, primarily due to decreased customer demand and the effects of internal efforts to improve revenue quality across certain accounts, partially offset by improved revenue quality at underperforming accounts and the addition of multiple new customer contracts implemented over the past year.

Operating income of our FMS segment increased to $47 million in 2023, from $37 million in 2022. The increase in operating income was primarily due to improvements in revenue quality, lower personnel expenses, lower bad debt expense, and overall cost management, partially offset by inflationary increases in facility rental expenses and increased technology costs. In addition, FMS incurred $3 million and $5 million in expense for the segment’s portion of the additional casualty claim reserves in 2023 and 2022, respectively.

JBT Segment

JBT segment revenue decreased 16% to $789 million in 2023, from $937 million in 2022. Excluding fuel surcharges, revenue for 2023 decreased 17% compared to 2022, primarily due to a 19% decrease in revenue excluding fuel surcharge revenue per load, partially offset by a 3% increase in load volume compared to 2022. Load volume growth was primarily related to the continued expansion of J.B. Hunt 360box which leverages the J.B. Hunt 360 platform to access drop trailer capacity for customers across our transportation network. Total average effective trailer count in 2023 was 13,000 compared to 10,611 in 2022. At the end of 2023, JBT operated 1,958 tractors, predominantly independent contractors, compared to 2,242 at the end of 2022.

Operating income of our JBT segment decreased to $16 million in 2023, from $77 million in 2022. The decrease in operating income was driven primarily by the decrease in revenue and an increase in loss on sale of equipment, together with higher purchased transportation expense and equipment-related costs as a percentage of gross revenue. In addition, JBT incurred $4 million and $7 million in expense for the segment’s portion of the additional casualty claim reserves in 2023 and 2022, respectively.

2022 Compared With 2021

Consolidated Operating Revenues

Our total consolidated operating revenues increased 21.7% to $14.81 billion in 2022, compared to $12.17 billion in 2021. This increase was primarily due to higher revenue per load and increased load volumes within JBI and JBT, increased average revenue producing trucks and fleet productivity within DCS, and increased revenue in FMS primarily driven by a business acquisition, partially offset by decreased ICS load volume. Fuel surcharge revenues increased 94.2% to $2.43 billion in 2022, compared to $1.25 billion in 2021. Revenues excluding fuel surcharge revenues increased 13.4% from 2021.

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

Operating supplies and expenses increased 36.1% in 2022 compared with 2021, driven primarily by higher equipment maintenance costs, due to holding equipment longer, increased tire expense, increased tolls expense, and higher travel and entertainment expenses compared to 2021. Insurance and claims expense increased 92.7% in 2022, primarily due to increased cost per claim, higher insurance policy premium expense, and the inclusion of $94.0 million of expense for additional casualty claim reserves for claims subject to insurance coverage-layer-specific aggregated limits in 2022. General and administrative expenses increased 10.1% from 2021, primarily due to higher building rentals, higher software subscription expense, increased professional services expense, and higher bad debt expense, partially offset by higher net gains from sale or disposals of assets. Net gain from sale or disposal of assets was $25.4 million in 2022, compared to a net loss from sale or disposals of assets of $5.5 million in 2021.

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

DCS Segment

DCS segment revenue increased 30% to $3.52 billion in 2022, from $2.71 billion in 2021. Productivity, defined as revenue per truck per week, increased 11% compared to 2021. Productivity excluding fuel surcharge revenue increased 4% from 2021. The increase in productivity was primarily due to contractual index-based rate increases, partially offset by lower productivity of equipment on start-up accounts. Customer retention rates remained above 98%.

Operating income of our DCS segment increased to $361 million in 2022, from $314 million in 2021. Higher revenues and higher net gains from the sale of equipment during 2022 were partially offset by increased driver and non-driver wages, benefits and recruiting costs, higher equipment-related expenses, higher costs related to the implementation of new long-term customer contracts, increased insurance and claims expense, and higher bad debt expense when compared to 2021. In addition, DCS incurred $27 million in expense for the segment’s portion of the additional casualty claim reserves in 2022.

ICS Segment

ICS segment revenue decreased 6% to $2.32 billion in 2022, from $2.47 billion in 2021. Overall volumes decreased 3% when compared to 2021. Revenue per load decreased 3% when compared to 2021, primarily due to changes in customer freight mix, partially offset by higher contractual customer rates within the truckload business when compared to 2021. Contractual business was 48% of the total load volume and 50% of the total revenue in 2022, compared to 40% of the total load volume and 37% of the total revenue in 2021.

Operating income of our ICS segment increased to $57 million in 2022, from $40 million in 2021. The increase in operating income was primarily due to higher gross profit margins, partially offset by higher personnel costs, increased technology spending, increased insurance and claims expense, and higher bad debt expense during 2022. In addition, ICS incurred $22 million in expense for the segment’s portion of the additional casualty claim reserves in 2022. Gross profit margin increased to 14.6% in the current year versus 11.5% in 2021. Approximately $1.52 billion of ICS revenue for 2022 was executed through the Marketplace for J.B. Hunt 360 compared to $1.58 billion in 2021. ICS’s carrier base increased 15% when compared to 2021.

FMS Segment

FMS segment revenue increased 15% to $1.04 billion in 2022 from $909 million in 2021, primarily due to the implementation of multiple new customer contracts and the acquisition of Zenith Freight Lines, LLC (Zenith) in 2022. The increase in revenue was partially offset by the effects of internal efforts to improve revenue quality across certain accounts as well as supply-chain related constraints for goods in the primary markets served by FMS.

Operating income of our FMS segment increased to $37 million in 2022, from $34 million in 2021. The increase in operating income was primarily due to increased revenues, partially offset by higher personnel salary, wages and benefits expense, higher equipment-related expenses, increased insurance and claims expense, increased driver recruiting costs, increased technology costs, and implementation costs related to new long-term contractual business. In addition, FMS incurred $5 million in expense for the segment’s portion of the additional casualty claim reserves in 2022, while 2021 included an aggregated benefit of $9 million from the net settlement of claims and the reduction of a contingent liability.

JBT Segment

JBT segment revenue increased 40% to $937 million in 2022, from $668 million in 2021. Excluding fuel surcharges, revenue for 2022 increased 31% compared to 2021, primarily due to a 22% increase in load volume and a 8% increase in revenue excluding fuel surcharge revenue per load compared to 2021. The 2022 growth in load count was primarily due to the continued expansion of J.B. Hunt 360box which leverages the J.B. Hunt 360 platform to access drop trailer capacity for customers across our transportation network. Total average effective trailer count in 2022 was 10,611 compared to 7,123 in 2021. At the end of 2022, JBT operated 2,242 tractors compared to 1,619 at the end of 2021.

Operating income of our JBT segment increased to $77 million in 2022, from $55 million in 2021. The increase in operating income was driven primarily by increased load counts and revenue per load during the current year, which were partially offset by higher purchased transportation expense, higher equipment-related expenses, increased personnel costs, increased insurance and claims expense, and increased technology spending related to the continued expansion of J.B. Hunt 360box. In addition, JBT incurred $7 million in expense for the segment’s portion of the additional casualty claim reserves in 2022.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.74 billion in 2023, compared to $1.78 billion in 2022. The decrease was primarily due to decreased earnings of approximately $241 million, mostly offset by the timing of general working capital activities.

Net cash used in investing activities totaled $1.69 billion in 2023, compared with $1.55 billion in 2022. The increase resulted primarily from an increase in equipment purchases, net of proceeds from the sale of equipment, partially offset by lower business acquisitions in 2023.

Net cash used in financing activities was $58 million in 2023, compared with $530 million in 2022. This decrease resulted primarily from a decrease in current year treasury stock purchases and the fact that 2022 included the full retirement of our $350 million of 3.30% senior notes that matured in August 2022.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and other factors the Board of Directors may deem relevant. We paid a $0.28 per share quarterly dividend in the first quarter of 2021, a $0.30 per share quarterly dividend in the last three quarters of 2021, a $0.40 per share quarterly dividend in 2022, and a $0.42 per share quarterly dividend in 2023. On January 18, 2024, we announced an increase in our quarterly cash dividend from $0.42 to $0.43 per share, which was paid February 23, 2024, to shareholders of record on February 9, 2024. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At December 31, 2023, we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At December 31, 2023, we had a cash balance of $53.3 million. Under our senior credit facility, we had a $130.0 million outstanding balance on the revolving line of credit and a $500.0 million outstanding balance of term loans at an average interest rate of 6.44%.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At December 31, 2023, we were in compliance with all covenants and financial ratios.

We are currently committed to spend approximately $868 million, net of proceeds from sales or trade-ins, during the years 2024 and 2025, as well as an additional $381 million thereafter. These expenditures will relate primarily to the acquisition of tractors, containers, chassis, and other trailing equipment. We had no other off-balance sheet arrangements as of December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 3.85% to 3.875%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior credit facility has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At December 31, 2023, the average interest rate under our senior credit facility was 6.44%. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $6.3 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2023. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases. As of December 31, 2023, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and reports thereon of our independent registered public accounting firm as specified by this Item are presented following Item 15 of this report and include:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Earnings for years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Shareholders’ Equity for years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows for years ended December 31, 2023, 2022, and 2021

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

The effectiveness of internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. PricewaterhouseCoopers LLP’s report on internal control over financial reporting is included herein (following Item 15).

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except as set forth below, the information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2024.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2023, information about compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,323,215	$ - (2)	3,866,900

(1)	We have no equity compensation plans that are not approved by security holders.

(2)

Currently, only restricted share units remain outstanding under our equity compensation plan. Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis and, accordingly, do not include an exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Financial Statements

The financial statements included in Item 8 above are filed as part of this annual report.

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Other Receivables for the Years Ended:	Balance at Beginning of Year	Charged to Expense	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2021	$18.4	$2.6	$(4.2)	$16.8
December 31, 2022	16.8	9.0	(3.5)	22.3
December 31, 2023	22.3	9.0	(6.7)	24.6

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

10.3	Summary of Compensation Arrangements with Named Executive Officers for 2022 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed January 24, 2022)

10.4	Summary of Compensation Arrangements with Named Executive Officers for 2023 (incorporated by reference from Exhibit 99.1 of the Company’s current report on Form 8-K, filed January 24, 2023)

10.5	Amended and Restated Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed October 3, 2022)

21.1	Subsidiaries of J.B. Hunt Transport Services, Inc.

22.1	List of Guarantor Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney of Members of J.B. Hunt Transport Services, Inc. Board of Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 C.F.R. 240.10D-1.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 23rd day of February 2024.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ John N. Roberts, III
John N. Roberts, III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 23rd day of February 2024, on behalf of the registrant and in the capacities indicated.

	/s/ John N. Roberts, III	Chief Executive Officer,
	John N. Roberts, III	Member of the Board of Directors
(Principal Executive Officer)

	/s/ John Kuhlow	Chief Financial Officer,
	John Kuhlow	Executive Vice President
(Principal Financial and Accounting Officer)

	*	Chairman of the Board of Directors
Kirk Thompson

	*	Member of the Board of Directors
	James L. Robo	(Independent Lead Director)

	*	Member of the Board of Directors
Francesca M. Edwardson

	*	Member of the Board of Directors
Wayne Garrison

	*	Member of the Board of Directors
Sharilyn S. Gasaway

	*	Member of the Board of Directors
John B. Hill, III

	*	Member of the Board of Directors
J. Bryan Hunt, Jr.

	*	Member of the Board of Directors
Persio Lisboa

	*	Member of the Board of Directors
Patrick Ottensmeyer

* By	/s/ John N. Roberts, III
John N. Roberts, III
As Attorney-in-Fact Pursuant to Powers of Attorney filed herewith

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our management has concluded that as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. PricewaterhouseCoopers LLP’s report on internal control over financial reporting is included herein.

/s/ John N. Roberts, III	/s/ John Kuhlow
John N. Roberts, III	John Kuhlow
Chief Executive Officer	Chief Financial Officer,
(Principal Executive Officer)	Executive Vice President
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of J.B. Hunt Transport Services, Inc. and its subsidiaries (the “Company”)

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Personal injury and property damage claims accruals

As described in Note 2 to the consolidated financial statements, the Company maintains insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents and cargo damage which include a level of self-insurance coverage applicable to each claim. As of December 31, 2023, the Company’s claims accrual balance was $523 million, of which a significant portion of claims related to personal injury and property damage. The Company recognizes a liability at the time of the incident based on an analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Management uses an actuarial method to develop current claim information to derive an estimate of the ultimate personal injury and property damage claim liability, which involves the use of expected loss rates, loss-development factors based on historical claims experience, and claim frequencies and severity.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s personal injury and property damage claims accrual process, including controls over the development of expected loss rates, loss-development factors based on historical claims experience, and claim frequencies and severity. These procedures also included, among others, (i) testing management’s process for developing the claims accrual estimate; (ii) evaluating the appropriateness of the actuarial method; (iii) testing the completeness and accuracy of underlying data used in the personal injury and property damage claims accrual estimate; and (iv) evaluating the reasonableness of management’s significant assumptions related to the expected loss rates, loss-development factors based on historical claims experience, and claim frequencies and severity used in the calculation of the estimate. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s claims accrual process, (ii) the appropriateness of the actuarial method, and (iii) the reasonableness of the expected loss rate, loss-development factors, and claim frequencies and severity used in developing the estimate.

/s/PricewaterhouseCoopers LLP

Springdale, Arkansas

February 23, 2024

We have served as the Company’s auditor since 2021.

J.B. HUNT TRANSPORT SERVICES, INC.

Consolidated Balance Sheets

December 31, 2023 and 2022

(in thousands, except share data)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$53,344	$51,927
Trade accounts receivable, net	1,334,912	1,528,075
Other receivables	354,968	330,764
Inventories	42,186	40,602
Prepaid expenses and other current assets	299,502	260,410
Total current assets	2,084,912	2,211,778
Property and equipment, at cost:
Revenue and service equipment	7,293,093	6,815,776
Land	258,144	88,699
Structures and improvements	462,536	382,007
Software, office equipment and furniture	754,099	712,998
Total property and equipment	8,767,872	7,999,480
Less accumulated depreciation	2,993,959	3,019,663
Net property and equipment	5,773,913	4,979,817
Goodwill	134,057	120,449
Other intangible assets, net	133,896	115,941
Other assets	411,482	358,597
Total assets	$8,538,260	$7,786,582

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$249,961	$-
Trade accounts payable	737,364	798,776
Claims accruals	547,277	452,149
Accrued payroll and payroll taxes	94,563	188,252
Other accrued expenses	150,256	129,054
Total current liabilities	1,779,421	1,568,231
Long-term debt	1,326,107	1,261,738
Other long-term liabilities	392,766	369,314
Deferred income taxes	936,208	920,531
Total liabilities	4,434,502	4,119,814
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2023 and 2022, of which 103,220,027 and 103,743,382 shares were outstanding at December 31, 2023 and 2022, respectively)	1,671	1,671
Additional paid-in capital	549,132	499,897
Retained earnings	6,978,119	6,423,730
Treasury stock, at cost (63,879,405 shares at December 31, 2023, and 63,356,050 shares at December 31, 2022)	(3,425,164)	(3,258,530)
Total shareholders’ equity	4,103,758	3,666,768

Total liabilities and shareholders' equity	$8,538,260	$7,786,582

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Consolidated Statements of Earnings

Years Ended December 31, 2023, 2022 and 2021

(in thousands, except per share amounts)

	2023	2022	2021

Operating revenues, excluding fuel surcharge revenues	$10,978,387	$12,381,359	$10,915,442
Fuel surcharge revenues	1,851,278	2,432,640	1,252,860
Total operating revenues	12,829,665	14,813,999	12,168,302
Operating expenses:
Rents and purchased transportation	5,872,591	7,392,179	6,449,068
Salaries, wages and employee benefits	3,257,484	3,373,063	2,761,680
Fuel and fuel taxes	751,497	931,710	530,642
Depreciation and amortization	737,954	644,520	557,093
Operating supplies and expenses	509,354	502,553	369,294
Insurance and claims	315,678	318,123	165,052
General and administrative expenses, net of asset dispositions	274,564	215,361	195,616
Operating taxes and licenses	74,996	68,230	59,462
Communication and utilities	42,351	36,707	34,865
Total operating expenses	11,836,469	13,482,446	11,122,772
Operating income	993,196	1,331,553	1,045,530
Interest income	7,624	1,069	493
Interest expense	65,933	51,249	46,251
Earnings before income taxes	934,887	1,281,373	999,772
Income taxes	206,600	312,022	238,966
Net earnings	$728,287	$969,351	$760,806

Weighted average basic shares outstanding	103,440	104,141	105,359
Basic earnings per share	$7.04	$9.31	$7.22
Weighted average diluted shares outstanding	104,451	105,276	106,593
Diluted earnings per share	$6.97	$9.21	$7.14

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Consolidated Statements of Shareholders' Equity

Years Ended December 31, 2023, 2022 and 2021

(in thousands, except per share amounts)

		Additional
	Common	Paid-in	Retained	Treasury	Shareholders’
	Stock	Capital	Earnings	Stock	Equity
Balances at December 31, 2020	$1,671	$408,244	$4,984,739	$(2,794,516)	$2,600,138
Comprehensive income:
Net earnings	-	-	760,806	-	760,806
Cash dividend declared and paid ($1.18 per share)	-	-	(124,442)	-	(124,442)
Purchase of treasury shares	-	-	-	(151,720)	(151,720)
Share-based compensation	-	61,505	-	-	61,505
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(21,532)	-	(6,939)	(28,471)

Balances at December 31, 2021	$1,671	$448,217	$5,621,103	$(2,953,175)	$3,117,816
Comprehensive income:
Net earnings	-	-	969,351	-	969,351
Cash dividend declared and paid ($1.60 per share)	-	-	(166,724)	-	(166,724)
Purchase of treasury shares	-	-	-	(300,030)	(300,030)
Share-based compensation	-	77,535	-	-	77,535
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(25,855)	-	(5,325)	(31,180)

Balances at December 31, 2022	$1,671	$499,897	$6,423,730	$(3,258,530)	$3,666,768
Comprehensive income:
Net earnings	-	-	728,287	-	728,287
Cash dividend declared and paid ($1.68 per share)	-	-	(173,898)	-	(173,898)
Purchase of treasury shares	-	-	-	(159,576)	(159,576)
Share-based compensation	-	79,189	-	-	79,189
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(29,954)	-	(7,058)	(37,012)

Balances at December 31, 2023	$1,671	$549,132	$6,978,119	$(3,425,164)	$4,103,758

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022 and 2021

(in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net earnings	$728,287	$969,351	$760,806
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	737,954	644,520	557,093
Noncash lease expense	97,666	83,797	55,137
Share-based compensation	79,189	77,535	61,505
(Gain)/loss on sale of revenue equipment and other	27,806	(25,422)	5,540
Deferred income taxes	15,677	175,089	53,420
Changes in operating assets and liabilities:
Trade accounts receivable	259,449	(13,950)	(382,216)
Income taxes receivable or payable	62,054	(69,025)	(30,633)
Other current assets	(39,351)	(83,892)	(15,252)
Trade accounts payable	(48,346)	(23,838)	140,295
Claims accruals	18,429	117,887	35,051
Accrued payroll and other accrued expenses	(194,196)	(75,170)	(16,848)
Net cash provided by operating activities	1,744,618	1,776,882	1,223,898
Cash flows from investing activities:
Additions to property and equipment	(1,862,431)	(1,540,796)	(947,563)
Proceeds from sale of equipment	262,216	108,901	70,545
Business acquisitions	(85,000)	(118,175)	-
Net cash used in investing activities	(1,685,215)	(1,550,070)	(877,018)
Cash flows from financing activities:
Payments on long-term debt	-	(350,000)	-
Proceeds from revolving lines of credit and other	2,223,600	1,738,100	-
Payments on revolving lines of credit and other	(1,911,100)	(1,420,600)	-
Purchase of treasury stock	(159,576)	(300,030)	(151,720)
Stock repurchased for payroll taxes and other	(37,012)	(31,180)	(28,471)
Dividends paid	(173,898)	(166,724)	(124,442)
Net cash used in financing activities	(57,986)	(530,434)	(304,633)
Net (decrease)/increase in cash and cash equivalents	1,417	(303,622)	42,247
Cash and cash equivalents at beginning of year	51,927	355,549	313,302
Cash and cash equivalents at end of year	$53,344	$51,927	$355,549
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$65,561	$50,433	$47,016
Income taxes	$135,385	$195,827	$203,740
Noncash investing activities
Accruals for equipment received	$44,692	$107,474	$60,464

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts is calculated over the life of the underlying receivable and is based on historical experience; any known trends or uncertainties related to customer billing and account collectability; current economic conditions; and reasonable and supportable economic forecasts, each applied to segregated risk pools based on the business segment that generated the receivable. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts for our trade accounts receivable was $24.6 million at December 31, 2023 and $22.3 million at December 31, 2022. During 2023, the allowance for uncollectible accounts increased by $9.0 million and was reduced $6.7 million by write-offs. During 2022, the allowance for uncollectible accounts increased by $9.0 million and was reduced $3.5 million by write-offs.

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

At December 31, 2023 and 2022, we had no available-for-sale securities. See Note 7, Employee Benefit Plans, for a discussion of our trading securities.

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

Integrated Capacity Solutions (ICS) - ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and expedited, as well as a variety of dry-van and intermodal solutions. ICS performs these services through customer contractual rate quotes as well as spot quotes that are one-time rate quotes issued for a single transaction or group of transactions. ICS offers the majority of these services through an online multimodal marketplace via J.B. Hunt 360°® that matches the right load with the right carrier and the best mode.

Final Mile Services® (FMS) - FMS provides last-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfillment, retail-pooling distributions, and less-than-truckload (LTL) services. FMS operations usually include formal, written long-term agreements or contracts that govern services performed and applicable rates.

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

Derivative Instruments

We periodically utilize derivative instruments to manage exposure to changes in interest rates. At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively. At December 31, 2023 and 2022, we had no derivative instruments.

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

	Years ended December 31,
	2023	2022	2021
Weighted average shares outstanding – basic	103,440	104,141	105,359
Effect of common stock equivalents	1,011	1,135	1,234
Weighted average shares outstanding – diluted	104,451	105,276	106,593

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For each of the years ended December 31, 2023, 2022, and 2021, our top 10 customers, based on revenue, accounted for approximately 36%, 38%, and 39% of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 34% and 36% of our total trade accounts receivable at December 31, 2023 and 2022, respectively. One customer accounted for approximately 13%, 14%, and 12% of our total revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Each of our five business segments conduct business with this customer.

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2021 through 2023, we were self-insured for $500,000 per occurrence as well as subject to coverage-layer-specific, aggregated reimbursement limits of covered excess claims for personal injury and property damage. We were fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2024 with substantially the same terms as our 2023 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate personal injury and property damage claim liability. This process involves the use of expected loss rates, loss-development factors based on our historical claims experience, claim frequencies and severity, and contractual premium adjustment factors, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2023 and 2022, we had an accrual of approximately $523 million and $427 million, respectively, for estimated claims, which are recorded in claims accruals in our Consolidated Balance Sheets. A significant increase in the volume of claims or amount of settlements exceeding our coverage-layer specific, aggregated reimbursement limits could result in significant increase in our estimated liability for claims in future periods. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2023 and 2022, we have recorded $493 million and $374 million, respectively, of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums. Of these total asset balances, $276 million and $198 million have been included in other receivables, with the remaining balance included in prepaid expenses and other current assets in our Consolidated Balance Sheets at December 31, 2023 and 2022, respectively.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expense categories and amounts for each of our reportable segments. The new standard is effective retrospectively for us on January 1, 2024, for annual periods, and January 1, 2025, for interim periods, with early adoption permitted. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which enhances income tax disclosures to provide more transparency about income tax information, primarily related to the rate reconciliation and income taxes paid by jurisdiction information. These disclosures will include consistent categories and greater disaggregation of information in the rate reconciliation and require income taxes paid to be disaggregated by jurisdiction as well as additional amendments to improve the effectiveness of income tax disclosures. The new standard is effective prospectively for us on January 1, 2025, with retrospective adoption permitted. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Consolidated Financial Statements.

3.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost under our current financing arrangements consist of the following (in millions):

	December 31,
	2023	2022
Senior credit facility	$627.9	$314.7
Senior notes	948.2	947.0
Less current portion of long-term debt	(250.0)	-
Total long-term debt	$1,326.1	$1,261.7

Aggregate maturities of long-term debt subsequent to December 31, 2023, are as follows: $250.0 million in 2024, $698.2 million in 2026, and $627.9 million in 2027.

Senior Credit Facility

At December 31, 2023, we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At December 31, 2023, we had $130.0 million outstanding on the revolving line of credit and a $500.0 million outstanding balance of term loans, at an average interest rate of 6.44%, under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at December 31, 2023.

4.	Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2023 or 2022. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders. On January 18, 2024, we announced an increase in our quarterly cash dividend from $0.42 to $0.43 per share, which was paid February 23, 2024, to shareholders of record on February 9, 2024. At December 31, 2023, we had 1.3 million shares of common stock to be issued upon the vesting of equity awards and 3.9 million shares reserved for future issuance pursuant to share-based payment plans. During calendar year 2023, we purchased approximately 902,100 shares, or $159.6 million, of our common stock in accordance with plans authorized by our Board. At December 31, 2023, we had $391.5 million available under an authorized plan to purchase our common stock.

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

	Years ended December 31,
	2023	2022	2021
Restricted share units
Pretax compensation expense	$56,837	$54,276	$44,505
Tax benefit	12,561	13,216	10,637
Restricted share units, net of tax	$44,276	$41,060	$33,868
Performance share units
Pretax compensation expense	$22,352	$23,259	$17,000
Tax benefit	4,940	5,664	4,063
Performance share awards, net of tax	$17,412	$17,595	$12,937

A summary of our restricted share units and performance share units is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	1,345,146	$97.22
Granted	360,734	150.33
Vested	(387,948)	100.36
Forfeited	(27,700)	118.20
Unvested at December 31, 2021	1,290,232	$110.83
Granted	317,751	189.66
Vested	(427,942)	118.00
Forfeited	(38,704)	138.94
Unvested at December 31, 2022	1,141,337	$129.75
Granted	277,234	180.00
Vested	(443,883)	125.36
Forfeited	(38,196)	143.45
Unvested at December 31, 2023	936,492	$147.02

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	333,925	$109.57
Granted	135,500	143.32
Vested	(95,415)	103.21
Forfeited	-	-
Unvested at December 31, 2021	374,010	$123.42
Granted	135,842	189.05
Vested	(108,823)	117.57
Forfeited	-	-
Unvested at December 31, 2022	401,029	$146.96
Granted	150,051	174.23
Vested	(142,346)	127.36
Forfeited	(22,011)	170.87
Unvested at December 31, 2023	386,723	$163.87

At December 31, 2023, we had $60.8 million and $24.7 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years for restricted share units and 2.3 years for performance share units.

The aggregate intrinsic value of restricted and performance share units vested during the years ended December 31, 2023, 2022, and 2021, was $104.0 million, $94.0 million, and $84.9 million, respectively. The aggregate intrinsic value of unvested restricted and performance share units was $264.3 million at December 31, 2023. The total fair value of shares vested for restricted share and performance share units during the years ended December 31, 2023, 2022, and 2021, was $73.8 million, $63.1 million, and $48.8 million, respectively.

6.	Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2023	2022	2021
Current:
Federal	$146,595	$85,855	$142,542
State and local	44,328	51,078	43,004
	190,923	136,933	185,546
Deferred:
Federal	23,544	172,334	43,900
State and local	(7,867)	2,755	9,520
	15,677	175,089	53,420
Total tax expense/(benefit)	$206,600	$312,022	$238,966

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 21% as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Income tax at federal statutory rate	$196,326	$269,088	$209,952
State tax, net of federal effect	28,997	41,624	37,223
Benefit of stock compensation	(7,442)	(7,584)	(7,583)
199/R&D credit, net of FIN 48	(622)	5,839	(1,524)
Federal 1341 Claim	(14,616)	-	-
Nondeductible meals and entertainment	2,331	294	130
Change in effective state tax rate, net of federal benefit	(193)	1,561	(724)
Other, net	1,819	1,200	1,492
Total tax expense	$206,600	$312,022	$238,966

Income taxes receivable was $40.7 million and $102.7 million at December 31, 2023 and 2022, respectively. These amounts have been included in other receivables in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022, are presented below (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Insurance accruals	$104,720	$54,047
Allowance for doubtful accounts	10,766	10,230
Compensation accrual	8,003	30,492
Deferred compensation accrual	36,309	28,249
Federal benefit of state uncertain tax positions	17,491	16,280
Lease liabilities	82,048	71,732
State NOL carry-forward	5,478	6,765
Other	7,673	7,361
Total gross deferred tax assets	272,488	225,156
Valuation allowance	(5,478)	(6,765)
Total deferred tax assets, net of valuation allowance	267,010	218,391
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	1,057,922	1,011,963
Prepaid permits and insurance, principally due to expensing for income tax purposes	63,880	55,132
Lease right-of-use assets	81,416	71,827
Total gross deferred tax liabilities	1,203,218	1,138,922
Net deferred tax liability	$936,208	$920,531

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

	December 31,
	2023	2022	2021
Beginning balance	$89.1	$78.5	$66.1
Additions based on tax positions related to the current year	16.2	25.8	14.9
Additions/(reductions) based on tax positions taken in prior years	0.5	2.8	4.8
Reductions due to settlements	(14.6)	(8.0)	(0.9)
Reductions due to lapse of applicable statute of limitations	(10.3)	(10.0)	(6.4)
Ending balance	$80.9	$89.1	$78.5

At December 31, 2023 and 2022, we had a total of $80.9 million and $89.1 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $65.6 million and $72.6 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2023 and 2022, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Statements of Earnings.  The amount of accrued interest and penalties recognized during the years ended December 31, 2023, 2022, and 2021, was $5.3 million, $4.3 million, and $3.5 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2023 and 2022, was $9.0 million and $7.9 million, respectively. No material change in unrecognized tax benefits is expected in the next 12 months.

Tax years 2017 and forward remain subject to examination by federal tax jurisdictions, while tax years 2013 and forward remain open for state jurisdictions.

7.	Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2023, 2022, and 2021, our matching contributions to the plan were $34.3 million, $32.5 million, and $28.1 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of 2 to 25 years upon reaching age 55, having 15 years of service, or becoming disabled. Our total liability under this plan was $31.6 million as of December 31, 2023, and $25.1 million as of December 31, 2022. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $31.6 million as of December 31, 2023, and $25.1 million as of December 31, 2022.

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

	Asset/(Liability) Balance
	December 31,
	2023	2022	Input Level
Trading investments	$31.6	$25.1	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. Trading investments are classified in other assets in our Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes not measured at fair value on a recurring basis was $1.58 billion and $1.26 billion at December 31, 2023 and 2022, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.57 billion and $1.24 billion at December 31, 2023 and 2022, respectively.

The carrying amounts of all other instruments at December 31, 2023 and 2022, approximate their fair value due to the short maturity of these instruments.

9.	Commitments and Contingencies

At December 31, 2023, we had outstanding commitments of approximately $1.3 billion, net of proceeds from sales or trade-ins during 2024 and 2025, which is primarily related to the acquisition of tractors, containers, chassis, and other trailing equipment.

During 2023, we issued financial standby letters of credit as a guaranty of our performance under certain operating agreements and self-insurance arrangements. If we default on our commitments under the agreements or other arrangements, we are required to perform under these guaranties. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $3.6million as of December 31, 2023.

As the result of state use tax audits, we have been assessed amounts owed from which we are vigorously appealing. We have recorded a liability for the estimated probable exposure under these audits and await resolution of the matter.

We purchase insurance coverage for a portion of expenses related to vehicular collisions and accidents. These policies include a level of self-insurance (deductible) coverage applicable to each claim as well as certain coverage-layer-specific, aggregated reimbursement limits of covered excess claims. Our claims from time to time exceed some of these existing coverage layer aggregate reimbursement limits. We have recorded liabilities to reflect our estimate of exposure for excess claims which have developed in maturity and severity, which are included in our total claims accrual, discussed further in Note 2, Summary of Significant Accounting Policies.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.	Leases

As of December 31, 2023, we had various obligations remaining under operating lease arrangements related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards and equipment. Many of these leases include one or more options, at our discretion, to renew and extend the agreement beyond the current lease expiration date or to terminate the agreement prior to the lease expiration date. These options are included in the calculation of our operating lease right-of-use asset and liability when it becomes reasonably certain the option will be exercised. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Operating leases with an initial term of more than 12 months are included in our Consolidated Balance Sheets as discounted liabilities and corresponding right-of-use assets consisting of the following (in millions):

	Asset/(Liability) Balance
	December 31,
	2023	2022
Right-of-use assets	$350.2	$309.9
Lease liabilities, current	(99.9)	(86.0)
Lease liabilities, long-term	(252.9)	(223.5)

Right-of-use assets are classified in other assets in our Consolidated Balance Sheets. Operating lease liability, current is classified in other accrued expenses, while operating lease liability, long-term is classified in other long-term liabilities in our Consolidated Balance Sheets.

As of December 31, 2023 and 2022, the weighted-average remaining lease term for our outstanding operating lease obligations was 5.0 years and 5.4 years, respectively. As of December 31, 2023 and 2022, the weighted-average discount rate was 3.73% and 2.27%, respectively. Future minimum lease payments under these operating leases as of December 31, 2023, are as follows (in millions):

2024	$101.9
2025	90.1
2026	66.9
2027	47.7
2028	29.5
Thereafter	48.0
Total lease payments	384.1
Less interest	(31.3)
Present value of lease liabilities	$352.8

During the years ended December 31, 2023, 2022, and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $106.2 million, $87.6 million, and $59.5 million, while $106.8 million, $87.7 million, and $58.6 million of operating lease expense was recognized on a straight-line basis, respectively. Operating lease expense is recorded in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. During the years ended December 31, 2023, 2022, and 2021, a total of $159.7 million, $213.9 million, and $101.9 million of right-of-use assets were obtained in exchange for new operating lease liabilities, of which, $9.1 million and $28.6 million was obtained through business combinations in 2023 and 2022, respectively.

11.	Acquisitions

On September 14, 2023, we entered into an asset purchase agreement to acquire substantially all of the brokerage assets and assume certain specified liabilities of BNSF Logistics, LLC (BNSFL), an affiliate of Burlington Northern Santa Fe, LLC, subject to customary closing conditions.  The closing of the transaction was effective on September 30, 2023, with a purchase price of $85.0 million. Total consideration to be paid in cash under the BNSFL agreement is $81.2 million and consists of the agreed upon purchase price adjusted for estimated work capital adjustments. Transaction costs incurred were not material. The BNSFL acquisition was accounted for as a business combination and will operate within our Integrated Capacity Solutions business segment. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $38.5 million of definite-lived intangible assets and approximately $13.6 million of goodwill. Goodwill consists of acquiring and retaining the BNSFL existing brokerage network and expected synergies from the combination of operations. The following table outlines the expected consideration transferred and preliminary purchase price allocation at their respective estimated fair values as of September 30, 2023 (in millions):

Consideration	$81.2
Accounts receivable	66.3
Other current assets	1.8
Property and equipment	12.9
Other assets	0.1
Right-of-use assets	9.1
Intangibles	38.5
Accounts payable and accrued liabilities	(52.0)
Lease liabilities	(9.1)
Goodwill	$13.6

On September 14, 2022, we entered into purchase agreements to acquire substantially all of the assets and assume certain specified liabilities of Alterri Distribution Center, LLC and to acquire all the real property and other assets of related entities (Alterri), subject to customary closing conditions.  The closing of the transaction was effective on September 14, 2022, with a purchase price and total consideration paid in cash of $31.0 million. Total consideration paid in cash under the Alterri agreement was $31.1 million and consisted of the agreed upon purchase price adjusted for estimated working capital adjustments. Transaction costs incurred were not material. The Alterri acquisition was accounted for as a business combination and will operate within our JBI business segment. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $0.9 million of definite-lived intangible assets and approximately $8.8 million of goodwill in 2022. Goodwill consists of acquiring and retaining Alterri’s existing operating model and strategic geographic location as well as expected synergies from the combination of operations.

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

12.	Goodwill and Other Intangible Assets

Total goodwill was $134.0 million, $120.4 million, and $100.5 million at December 31, 2023, 2022, and 2021 respectively. At December 31, 2023, $111.6 million, $13.6 million and $8.8 million of our goodwill was assigned to our FMS, ICS, and JBI business segments, respectively. No impairment losses have been recorded for goodwill as of December 31, 2023. Prior to the BNSFL acquisition, our intangible assets consisted of those arising from previous business acquisitions within our FMS and JBI segments. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
	December 31,		Amortization
	2023	2022	Period
Finite-lived intangibles:
Customer relationships	$206.3	$169.0	10.7
Non-competition agreements	10.8	9.6	6.0
Trade names	6.5	6.4	2.1
Total finite-lived intangibles	223.6	185.0
Less accumulated amortization	(89.7)	(69.1)
Total identifiable intangible assets, net	$133.9	$115.9

Our finite-lived intangible assets have no assigned residual values.

During the years ending December 31, 2023, 2022, and 2021, intangible asset amortization expense was $20.5 million, $18.2 million and $14.3 million, respectively. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $22.6 million for 2024, $22.3 million for 2025, $21.3 million for 2026, $17.3 million for 2027, and $11.4 million for 2028. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

13.	Segment Information

We have five reportable business segments which are based primarily on the services each segment provides. The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane, or service. DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates. ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and expedited, as well as a variety of dry-van and intermodal solutions. ICS offers the majority of these services through an online multimodal marketplace via J.B. Hunt 360 that matches the right load with the right carrier and the best mode. FMS provides last-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfillment, retail-pooling distributions, and LTL services. JBT business includes full-load, dry-van freight that is transported utilizing company-owned revenue equipment or third-party carriers utilizing company-owned trailing equipment as well as services through our J.B. Hunt 360box program which utilizes the J.B. Hunt 360 platform to access capacity and offer efficient drop trailer solutions to customers. This freight is typically transported over roads and highways and does not move by rail. All transactions between reporting segments are eliminated in consolidation.

On January 1, 2023, we transferred the majority of the company owned trucking operations in our JBT business segment to our DCS business segment and transferred our LTL brokerage operations from our ICS business segment to our FMS business segment. Accordingly, the prior period segment information reported below has been reclassified to conform to the current period presentation. These reclassifications have no impact on our historical consolidated balance sheets, statements of earnings or cash flows.

Our customers are geographically dispersed across the United States. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts)
	December 31,
	2023	2022
JBI	$3,391	$3,270
DCS	2,355	1,989
ICS	350	311
FMS	634	620
JBT	419	437
Other (includes corporate)	1,389	1,160
Total	$8,538	$7,787

	Revenues
	Years ended December 31,
	2023	2022	2021
JBI	$6,208	$7,022	$5,454
DCS	3,543	3,524	2,706
ICS	1,390	2,323	2,471
FMS	918	1,042	909
JBT	789	937	668
Total segment revenues	12,848	14,848	12,208
Intersegment eliminations	(18)	(34)	(40)
Total	$12,830	$14,814	$12,168

	Operating Income
	Years ended December 31,
	2023	2022	2021
JBI	$569	$800	$603
DCS	405	361	314
ICS	(44)	57	40
FMS	47	37	34
JBT	16	77	55
Total	$993	$1,332	$1,046

	Depreciation and Amortization Expense
	Years ended December 31,
	2023	2022	2021
JBI	$256	$226	$198
DCS	327	280	244
FMS	48	44	35
JBT	44	35	25
Other	63	60	55
Total	$738	$645	$557