Form 10-Q
period 2024-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2024-04-26
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐          No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2024 was 103,196,573.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended March 31, 2024

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Operating revenues, excluding fuel surcharge revenues	$2,552,486	$2,731,453
Fuel surcharge revenues	391,515	498,135
Total operating revenues	2,944,001	3,229,588

Operating expenses:
Rents and purchased transportation	1,280,987	1,467,798
Salaries, wages and employee benefits	807,884	824,999
Depreciation and amortization	182,996	175,812
Fuel and fuel taxes	173,527	195,834
Operating supplies and expenses	122,991	128,360
General and administrative expenses, net of asset dispositions	76,784	60,404
Insurance and claims	75,686	70,328
Operating taxes and licenses	17,535	18,108
Communication and utilities	11,242	10,456
Total operating expenses	2,749,632	2,952,099
Operating income	194,369	277,489
Net interest expense	15,649	14,789
Earnings before income taxes	178,720	262,700
Income taxes	51,227	64,932
Net earnings	$127,493	$197,768

Weighted average basic shares outstanding	103,242	103,724

Basic earnings per share	$1.23	$1.91

Weighted average diluted shares outstanding	104,107	104,729

Diluted earnings per share	$1.22	$1.89

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$64,185	$53,344
Trade accounts receivable, net	1,272,115	1,334,912
Prepaid expenses and other	613,260	696,656
Total current assets	1,949,560	2,084,912
Property and equipment, at cost	8,866,281	8,767,872
Less accumulated depreciation	3,071,485	2,993,959
Net property and equipment	5,794,796	5,773,913
Goodwill and intangible assets, net	262,173	267,953
Other assets	421,254	411,482
Total assets	$8,427,783	$8,538,260

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$249,961
Trade accounts payable	731,741	737,364
Claims accruals	576,082	547,277
Accrued payroll	93,579	94,563
Other accrued expenses	142,582	150,256
Total current liabilities	1,543,984	1,779,421

Long-term debt	1,366,506	1,326,107
Other long-term liabilities	397,866	392,766
Deferred income taxes	952,996	936,208
Shareholders' equity	4,166,431	4,103,758
Total liabilities and shareholders' equity	$8,427,783	$8,538,260

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Shareholders' Equity

(in thousands, except per share amounts)

(unaudited)

		Additional
	Common	Paid-in	Retained	Treasury	Shareholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2022	$1,671	$499,897	$6,423,730	$(3,258,530)	$3,666,768
Comprehensive income:
Net earnings	-	-	197,768	-	197,768
Cash dividend declared and paid ($0.42 per share)	-	-	(43,584)	-	(43,584)
Purchase of treasury shares	-	-	-	(30,849)	(30,849)
Share-based compensation	-	19,248	-	-	19,248
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(7,826)	-	(4,154)	(11,980)
Balances at March 31, 2023	$1,671	$511,319	$6,577,914	$(3,293,533)	$3,797,371

Balances at December 31, 2023	$1,671	$549,132	$6,978,119	$(3,425,164)	$4,103,758
Comprehensive income:
Net earnings	-	-	127,493	-	127,493
Cash dividend declared and paid ($0.43 per share)	-	-	(44,418)	-	(44,418)
Purchase of treasury shares	-	-	-	(25,140)	(25,140)
Share-based compensation	-	18,409	-	-	18,409
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(9,096)	-	(4,575)	(13,671)
Balances at March 31, 2024	$1,671	$558,445	$7,061,194	$(3,454,879)	$4,166,431

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net earnings	$127,493	$197,768
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	182,996	175,812
Noncash lease expense	26,497	22,852
Share-based compensation	18,409	19,248
Loss on sale of revenue equipment and other	7,271	6,038
Deferred income taxes	16,788	1,446
Changes in operating assets and liabilities:
Trade accounts receivable	62,797	145,179
Other assets	92,021	52,886
Trade accounts payable	(65,398)	(76,106)
Income taxes payable or receivable	27,694	52,951
Claims accruals	5,131	17,085
Accrued payroll and other accrued expenses	(35,232)	(127,538)
Net cash provided by operating activities	466,467	487,621

Cash flows from investing activities:
Additions to property and equipment	(203,387)	(461,314)
Net proceeds from sale of equipment	37,205	81,483
Business acquisition	3,785	-
Net cash used in investing activities	(162,397)	(379,831)

Cash flows from financing activities:
Payments on long-term debt	(250,000)	-
Proceeds from revolving lines of credit and other	407,600	945,400
Payments on revolving lines of credit and other	(367,600)	(966,100)
Purchase of treasury stock	(25,140)	(30,849)
Stock repurchased for payroll taxes and other	(13,671)	(11,980)
Dividends paid	(44,418)	(43,584)
Net cash used in financing activities	(293,229)	(107,113)
Net change in cash and cash equivalents	10,841	677
Cash and cash equivalents at beginning of period	53,344	51,927
Cash and cash equivalents at end of period	$64,185	$52,604

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$28,994	$24,577
Income taxes	$5,351	$7,455

Noncash investing activities
Accruals for equipment received	$104,467	$134,578

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2024, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

Summary of Significant Accounting Policies – Property and Equipment

In January 2024, we changed the estimated useful lives of certain trailing equipment used in our Intermodal segment from 20 years to 25 years. This change did not have a material impact on our financial statements.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expense categories and amounts for each of our reportable segments. The new standard is effective retrospectively for us on January 1, 2024, for annual periods, and January 1, 2025, for interim periods, with early adoption permitted. We are currently evaluating the impact of the adoption of this accounting pronouncement on our financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which enhances income tax disclosures to provide more transparency about income tax information, primarily related to the rate reconciliation and income taxes paid by jurisdiction information. These disclosures will include consistent categories and greater disaggregation of information in the rate reconciliation and require income taxes paid to be disaggregated by jurisdiction as well as additional amendments to improve the effectiveness of income tax disclosures. The new standard is effective prospectively for us on January 1, 2025, with retrospective adoption permitted. We are currently evaluating the impact of the adoption of this accounting pronouncement on our financial statements.

Recent Disclosure Rules

In March 2024, the SEC adopted new rules that will require registrants to provide certain climate-related information in their registration statements and annual reports. These rules will require information about our climate-related risks that are reasonably likely to have a material impact on our business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of our greenhouse gas emissions. In addition, the rules will require us to present certain climate-related financial metrics in our audited financial statements. We are currently evaluating the impact of the adoption of these rules on our financial statements and related disclosures and monitoring the status of the rules while legal challenges are pending.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 0.9 million shares during the three months ended March 31, 2024, compared to 1.0 million shares during the three months ended March 31, 2023.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2024	2023
Restricted share units:
Pretax compensation expense	$12,408	$12,722
Tax benefit	3,214	3,252
Restricted share unit expense, net of tax	$9,194	$9,470
Performance share units:
Pretax compensation expense	$6,001	$6,526
Tax benefit	1,554	1,668
Performance share unit expense, net of tax	$4,447	$4,858

As of March 31, 2024, we had $90.2 million and $46.2 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 2.6 years for restricted share units and 2.4 years for performance share units. During the three months ended March 31, 2024, we issued 32,383 shares for vested restricted share units and 138,115 shares for vested performance share units.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost, under our current financing arrangements consist of the following (in millions):

	March 31, 2024	December 31, 2023
Senior credit facility	$668.1	$627.9
Senior notes	698.4	948.2
Less current portion of long-term debt	-	(250.0)
Total long-term debt	$1,366.5	$1,326.1

Senior Credit Facility

At March 31, 2024, we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At March 31, 2024, we had $170 million outstanding on the revolving line of credit and a $500 million outstanding balance of term loans, at an average interest rate of 6.40%, under this agreement.

Senior Notes

Our senior notes consist of $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under these notes are due semiannually in March and September of each year beginning September 2019. These senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant tangible assets or operations. The notes are guaranteed on a full and unconditional basis by our wholly-owned operating subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to shelf registration statements filed in January 2019. These notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. Our $250 million of 3.85% senior notes matured in March 2024. The entire outstanding balance was paid in full at maturity.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2024.

5.	Capital Stock

On July 20, 2022, our Board of Directors authorized the purchase of up to $500 million of our common stock. At March 31, 2024, $366 million of these authorizations were remaining. We purchased approximately 126,000 shares, or $25.1 million, of our common stock under our repurchase authorization during the three months ended March 31, 2024. On January 18, 2024, our Board of Directors declared a regular quarterly cash dividend of $0.43, which was paid February 23, 2024, to shareholders of record on February 9, 2024. On April 25, 2024, our Board of Directors declared a regular quarterly dividend of $0.43 per common share, which will be paid on May 24, 2024, to shareholders of record on May 10, 2024.

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

Assets Measured at Fair Value on a Recurring Basis

The following assets are measured at fair value on a recurring basis (in millions):

	Asset Balance
	March 31, 2024	December 31, 2023	Input Level
Trading investments	$32.5	$31.6	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflects quoted market prices. Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes was $1.37 billion and $1.58 billion at March 31, 2024 and December 31, 2023, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.35 billion and $1.57 billion at March 31, 2024 and December 31, 2023, respectively.

The carrying amounts of all other instruments at March 31, 2024, approximate their fair value due to the short maturity of these instruments.

7.	Income Taxes

Our effective income tax rate was 28.7% for the three months ended March 31, 2024, compared to 24.7% for the three months ended March 31, 2023. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At March 31, 2024, we had a total of $81.7 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $66.2 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $10.7 million at March 31, 2024.

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

We reported five distinct business segments during the three months ended March 31, 2024 and 2023. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2023. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2024	December 31, 2023
JBI	$3,438	$3,391
DCS	2,380	2,355
ICS	302	350
FMS	608	634
JBT	421	419
Other (includes corporate)	1,279	1,389
Total	$8,428	$8,538

	Operating Revenues For The Three Months Ended March 31,
	2024	2023
JBI	$1,396	$1,540
DCS	860	879
ICS	285	385
FMS	229	225
JBT	178	206
Subtotal	2,948	3,235
Inter-segment eliminations	(4)	(5)
Total	$2,944	$3,230

	Operating Income/(Loss) For The Three Months Ended March 31,
	2024	2023
JBI	$101.9	$168.7
DCS	93.6	102.6
ICS	(17.5)	(5.4)
FMS	15.1	6.6
JBT	1.2	5.0
Other (includes corporate)	0.1	-
Total	$194.4	$277.5

	Depreciation and Amortization Expense For The Three Months Ended March 31,
	2024	2023
JBI	$60.4	$61.7
DCS	82.2	76.2
ICS	3.3	1.3
FMS	11.7	12.0
JBT	9.1	10.8
Other (includes corporate)	16.3	13.8
Total	$183.0	$175.8

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2023, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and are based on our belief or interpretation of information currently available. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “goals,” “strategy,” “future,” “predict,” “seek,” “estimate,” “likely,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. These statements are based on our belief or interpretation of information currently available. Shareholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors. Some of the factors and events that are not within our control and that could have a material impact on future operating results include the following: general economic and business conditions; potential business or operational disruptions resulting from the effects of a national or international health pandemic; competition and competitive rate fluctuations; excess capacity in the intermodal or trucking industries; a loss of one or more major customers; cost and availability of diesel fuel; interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; ability to attract and retain qualified drivers, delivery personnel, independent contractors, and third-party carriers; retention of key employees; insurance costs and availability; litigation and claims expense; determination that independent contractors are employees; new or different environmental or other laws and regulations; volatile financial credit markets or interest rates; terrorist attacks or actions; acts of war; adverse weather conditions; disruption or failure of information systems; inability to keep pace with technological advances affecting our information technology platforms; operational disruption or adverse effects of business acquisitions; increased costs for and availability of new revenue equipment; increased tariffs assessed on or disruptions in the procurement of imported revenue equipment; decreases in the value of used equipment; and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2023, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors or events as described from time to time in our filings with the SEC. We assume no obligation to update any forward-looking statement to the extent we become aware that it will not be achieved for any reason.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate five distinct, but complementary, business segments and provide a wide range of reliable transportation, brokerage, and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers, independent contractors, or third-party carriers. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, freight handling, specialized equipment, and freight network design. In addition, we provide or arrange for local and home delivery services, generally referred to as last-mile delivery services, to customers through a network of cross-dock and other delivery system locations throughout the continental United States. Utilizing thousands of reliable third-party carriers, we also provide comprehensive freight transportation brokerage and logistics services. In addition to dry-van, full-load operations, we also arrange for these unrelated outside carriers to provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize a combination of company-owned and contracted power units to provide traditional over-the-road full truckload delivery services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360°®, an online platform that offers shippers and carriers greater access, visibility and transparency of the supply chain. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our five business segments is described in Note 9, Business Segments, in our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2023.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2023, contains a summary of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2024	2023	2024	2023
JBI	$1,396	$1,540	$101.9	$168.7
DCS	860	879	93.6	102.6
ICS	285	385	(17.5)	(5.4)
FMS	229	225	15.1	6.6
JBT	178	206	1.2	5.0
Other (includes corporate)	-	-	0.1	-
Subtotal	2,948	3,235	194.4	277.5
Inter-Segment eliminations	(4)	(5)	-	-
Total	$2,944	$3,230	$194.4	$277.5

Total consolidated operating revenues were $2.94 billion for the first quarter 2024, a 9% decrease from $3.23 billion in the first quarter 2023. This decrease was primarily the result of decreased revenue per load in JBI and JBT, lower volumes in ICS, and slightly lower average revenue producing trucks and productivity in DCS, when compared to the first quarter 2023. These decreases were partially offset by revenue growth in FMS in the current quarter from new contracts implemented over the past year. Total consolidated operating revenue, excluding fuel surcharge revenue, decreased 7%.

JBI segment revenue decreased 9% to $1.40 billion during the first quarter 2024, compared with $1.54 billion in 2023. Load volumes during the first quarter 2024 were flat compared to the same period 2023, primarily driven by competition from over-the-road truck options in the eastern network and our disciplined approach to the market for the value our services provide. Eastern network loads decreased 7%, while transcontinental load volume increased 5% compared to the first quarter 2023. Revenue per load, which is determined by the combination of customer rates, fuel surcharges and freight mix, decreased 9% during the first quarter 2024. Revenue per load excluding fuel surcharge revenue decreased 8% compared to the first quarter 2023. JBI segment operating income decreased 40%, to $101.9 million in the first quarter 2024, from $168.7 million in 2023. The decrease is primarily due to decreased revenue per load as well as higher driver and non-driver wages and benefits, higher equipment and maintenance costs, and higher insurance premiums expense as a percentage of gross revenue, when compared to the first quarter 2023. The current quarter ended with approximately 119,300 units of trailing capacity and 6,300 power units assigned to the dray fleet.

DCS segment revenue decreased 2% to $860 million in the first quarter 2024 from $879 million in 2023. Average revenue producing trucks decreased 1% and productivity, defined as revenue per truck per week, decreased 1% when compared to the first quarter 2023. Productivity excluding fuel surcharges increased 1%, primarily due to contractual index-based rate increases, partially offset by decreased utilization of equipment. DCS segment operating income decreased 9% to $93.6 million in the first quarter 2024, from $102.6 million in 2023. The decrease is primarily due to decreased revenue, higher insurance premium expense, increased equipment costs, higher bad debt expense, and higher new account start-up costs, partially offset by lower maintenance costs and the maturing of new business onboarded over the past year, when compared to the first quarter 2023.

ICS segment revenue decreased 26% to $285 million in the first quarter 2024, from $385 million in 2023. Overall volumes decreased 22% compared to the first quarter 2023. Revenue per load decreased 5%, primarily due to lower contractual and spot customer rates as well as changes in customer freight mix compared to first quarter 2023. Contractual business represented approximately 57% of total load volume and 59% of total revenue in the first quarter 2024, compared to 63% and 64%, respectively, in 2023. Approximately $106 million of first quarter 2024 ICS revenue was executed through the Marketplace for J.B. Hunt 360 compared to $251 million in the first quarter 2023. ICS segment had an operating loss of $17.5 million in the first quarter 2024, compared to an operating loss of $5.4 million in 2023. The decrease is primarily due to a 21% decrease in gross profit, higher insurance expense, and integration and transition costs related to the purchase of the brokerage assets of BNSF Logistics, LLC. These items were partially offset by lower salary, wages, and benefits expense and decreased technology cost. Gross profit margin increased to 14.3% in the first quarter 2024, compared to 13.4% in 2023. ICS’s carrier base decreased 22% compared to the first quarter 2023, primarily due to changes in carrier qualification requirements.

FMS segment revenue increased 2% to $229 million in the first quarter 2024 from $225 million in 2023, primarily due to the addition of multiple new customer contracts implemented over the past year and internal efforts to improve revenue quality across certain accounts, partially offset by decreased customer demand. FMS segment had operating income of $15.1 million in the first quarter 2024 compared to $6.6 million in 2023. This increase was primarily due to increased revenue and decreased personnel, maintenance, and technology expenses, as well as a $3.1 million benefit from a prior year claim settlement in the first quarter of 2024. The increase was partially offset by increased facility rent expense, insurance premiums, bad debt expense, and loss on equipment sales compared to the first quarter 2023.

JBT segment revenue totaled $178 million for the first quarter 2024, a decrease of 13% from $206 million in first quarter 2023. Revenue excluding fuel surcharge revenue decreased 13% primarily due to a 9% decrease in revenue per load excluding fuel surcharge revenue and a 5% decrease in load volume, partially offset by a 6% increase in average length of haul compared to first quarter 2023. Trailer turns in the first quarter 2024 decreased 2% compared to first quarter 2023 due to freight mix and a decrease in freight demand. JBT average effective trailer count decreased to 12,891 in the first quarter 2024, compared to 13,127 in 2023. At the end of the first quarter 2024, the JBT power fleet consisted of 1,933 tractors, compared to 2,162 tractors in 2023. JBT segment operating income decreased 75% to $1.2 million in 2024, compared with $5.0 million during first quarter 2023. This decrease was primarily due to decreased revenue as well as higher equipment maintenance costs and insurance premiums expense as a percentage of gross revenue.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2024	2023	2024 vs. 2023
Total operating revenues	100.0%	100.0%	(8.8%)
Operating expenses:
Rents and purchased transportation	43.5	45.4	(12.7)
Salaries, wages and employee benefits	27.4	25.5	(2.1)
Depreciation and amortization	6.2	5.4	4.1
Fuel and fuel taxes	5.9	6.1	(11.4)
Operating supplies and expenses	4.2	4.0	(4.2)
General and administrative expenses, net of asset dispositions	2.6	1.9	27.1
Insurance and claims	2.6	2.2	7.6
Operating taxes and licenses	0.6	0.6	(3.2)
Communication and utilities	0.4	0.3	7.5
Total operating expenses	93.4	91.4	(6.9)
Operating income	6.6	8.6	(30.0)
Net interest expense	0.5	0.5	5.8
Earnings before income taxes	6.1	8.1	(32.0)
Income taxes	1.8	2.0	(21.1)
Net earnings	4.3%	6.1%	(35.5%)

Total operating expenses decreased 6.9%, while operating revenues decreased 8.8% during the first quarter 2024, from the comparable period 2023. Operating income decreased to $194.4 million during the first quarter 2024 from $277.5 million in 2023.

Rents and purchased transportation costs decreased 12.7% in first quarter 2024. This decrease was primarily the result of a decrease in third-party rail and truck carrier purchased transportation rates within JBI, ICS and JBT segments and decreased ICS and JBT load volumes, which decreased services provided by third-party truck carriers during the first quarter 2024 compared to 2023.

Salaries, wages and employee benefits costs decreased 2.1% during the first quarter 2024, compared with 2023. This decrease was primarily related to decreased driver and office employee headcounts.

Depreciation and amortization expense increased 4.1% in first quarter 2024, primarily due to increased truck and tractor trades, equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment within JBI, and additional depreciation and amortization expense resulting from the recent business acquisition, partially offset by the impact of the change in expected useful lives of our container fleet. Fuel costs decreased 11.4% in 2024, compared with 2023, due primarily to a decrease in the price of fuel and decreased road miles.

Operating supplies and expenses decreased 4.2%, driven primarily by lower equipment maintenance costs and decreased tire expense. General and administrative expenses increased 27.1% for the current quarter from the comparable period in 2023, primarily due to higher building lease expense, increased professional services expense, and higher bad debt expense. Net loss from sale or disposal of assets was $7.3 million in 2024, compared to $6.0 million in 2023. Insurance and claims expense increased 7.6% in 2024 compared with 2023, primarily due to higher insurance policy premiums expense, partially offset by lower claim volume.

Net interest expense increased 5.8% in 2024 due to an increase in our effective interest rates and a higher debt balance compared to first quarter 2023. Income tax expense decreased 21.1% in 2024, compared with 2023, primarily due to lower taxable earnings, partially offset by a higher effective income tax rate. Our effective income tax rate increased to 28.7% for the first quarter 2024, compared with 24.7% for the first quarter 2023, due to discrete tax items. Our annual tax rate for 2024 is expected to be between 24.0% and 25.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $466.5 million during the first quarter 2024, compared with $487.6 million for the same period 2023. Operating cash flows decreased primarily due to decreased earnings, partially offset by the timing of general working capital activities. Net cash used in investing activities totaled $162.4 million in 2024, compared with $379.8 million in 2023. The decrease resulted primarily from a decrease in equipment purchases, net of proceeds from the sale of equipment during the first quarter 2024. Net cash used in financing activities was $293.2 million in 2024, compared with $107.1 million in 2023. This increase resulted primarily from the retirement of long-term debt that matured in the first quarter of 2024.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At March 31, 2024 we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At March 31, 2024, we had a cash balance of $64.2 million. Under our senior credit facility, we had a $170 million outstanding balance on the revolving line of credit and a $500 million outstanding balance of term loans at an average interest rate of 6.40%.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At March 31, 2024, we were compliant with all covenants and financial ratios.

Our net capital expenditures were approximately $166.2 million during the first three months of 2024, compared with $379.8 million for the same period 2023. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in the first quarter 2024 were primarily for tractors, intermodal containers and chassis, other trailing equipment, and real estate. We expect to spend in the range of $800 million to $1.0 billion for net capital expenditures during the full calendar year 2024. We are currently committed to spend approximately $858 million, net of proceeds from sales or trade-ins, during the years 2024 and 2025, as well as an additional $472 million thereafter. These expenditures will relate primarily to the acquisition of tractors, containers, chassis, and other trailing equipment. At March 31, 2024, our aggregate future minimum lease payments under operating lease obligations related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment totaled $390.4 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $1.3 billion, as of March 31, 2024.

Risk Factors

You should refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2023, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

Risks Related to Our Industry

●	Our business can be significantly impacted by economic conditions, customer business cycles, and seasonal factors.

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

●

We rely significantly on our information technology systems, a disruption, failure or security breach of which or inability to keep pace with technological advances could have a material adverse effect on our business.

●	Acquisitions or business combinations may disrupt or have a material adverse effect on our operations or earnings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have a fixed interest rate of 3.875%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior credit facility has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At March 31, 2024, the average interest rate under our senior credit facility was 6.40%. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $6.7 million.

Although we conduct business in foreign countries, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2024. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of March 31, 2024, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

There were no changes in our internal control over financial reporting during the first quarter 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended March 31, 2024:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
January 1 through January 31, 2024	-	$-	-	$392
February 1 through February 29, 2024	-	-	-	392
March 1 through March 31, 2024	125,710	199.98	125,710	366
Total	125,710	$199.98	125,710	$366

(1)     On July 20, 2022, our Board of Directors authorized the purchase of up to $500 million of our common stock. This stock repurchase program has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 26th day of April 2024.

J.B. HUNT TRANSPORT SERVICES, INC. (Registrant)

BY:	/s/ John N. Roberts, III
John N. Roberts, III
Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Financial Officer,
Executive Vice President
(Principal Financial and Accounting Officer)