Form 10-Q
period 2024-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2024-07-26
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Smaller reporting company☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2024 was 101,986,531.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2024

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Operating revenues, excluding fuel surcharge revenues	$2,545,023	$2,707,560	$5,097,508	$5,450,070
Fuel surcharge revenues	383,662	425,063	775,177	912,142
Total operating revenues	2,928,685	3,132,623	5,872,685	6,362,212

Operating expenses:
Rents and purchased transportation	1,274,011	1,404,586	2,554,998	2,872,384
Salaries, wages and employee benefits	803,047	821,876	1,610,931	1,646,875
Depreciation and amortization	184,658	179,972	367,655	355,784
Fuel and fuel taxes	164,291	171,846	337,817	367,680
Operating supplies and expenses	120,425	128,949	243,416	257,308
General and administrative expenses, net of asset dispositions	74,707	61,472	151,490	121,879
Insurance and claims	73,222	63,893	148,908	134,221
Operating taxes and licenses	17,575	18,951	35,110	37,058
Communication and utilities	11,040	10,366	22,282	20,822
Total operating expenses	2,722,976	2,861,911	5,472,607	5,814,011
Operating income	205,709	270,712	400,078	548,201
Net interest expense	20,198	14,604	35,847	29,393
Earnings before income taxes	185,511	256,108	364,231	518,808
Income taxes	49,638	66,556	100,865	131,488
Net earnings	$135,873	$189,552	$263,366	$387,320

Weighted average basic shares outstanding	102,386	103,562	102,814	103,643

Basic earnings per share	$1.33	$1.83	$2.56	$3.74

Weighted average diluted shares outstanding	103,146	104,566	103,626	104,647

Diluted earnings per share	$1.32	$1.81	$2.54	$3.70

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$53,505	$53,344
Trade accounts receivable, net	1,251,665	1,334,912
Prepaid expenses and other	608,540	696,656
Total current assets	1,913,710	2,084,912
Property and equipment, at cost	9,007,510	8,767,872
Less accumulated depreciation	3,174,017	2,993,959
Net property and equipment	5,833,493	5,773,913
Goodwill and intangible assets, net	256,580	267,953
Other assets	412,097	411,482
Total assets	$8,415,880	$8,538,260

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$249,961
Trade accounts payable	724,862	737,364
Claims accruals	594,482	547,277
Accrued payroll	111,234	94,563
Other accrued expenses	150,882	150,256
Total current liabilities	1,581,460	1,779,421

Long-term debt	1,483,804	1,326,107
Other long-term liabilities	394,494	392,766
Deferred income taxes	880,126	936,208
Shareholders' equity	4,075,996	4,103,758
Total liabilities and shareholders' equity	$8,415,880	$8,538,260

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Shareholders' Equity

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30, 2023 and 2024
		Additional
	Common	Paid-in	Retained	Treasury	Shareholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at March 31, 2023	$1,671	$511,319	$6,577,914	$(3,293,533)	$3,797,371
Comprehensive income:
Net earnings	-	-	189,552	-	189,552
Cash dividend declared and paid ($0.42 per share)	-	-	(43,528)	-	(43,528)
Purchase of treasury shares	-	-	-	(53,086)	(53,086)
Share-based compensation	-	20,597	-	-	20,597
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	587	-	430	1,017
Balances at June 30, 2023	$1,671	$532,503	$6,723,938	$(3,346,189)	$3,911,923

Balances at March 31, 2024	$1,671	$558,445	$7,061,194	$(3,454,879)	$4,166,431
Comprehensive income:
Net earnings	-	-	135,873	-	135,873
Cash dividend declared and paid ($0.43 per share)	-	-	(44,009)	-	(44,009)
Purchase of treasury shares	-	-	-	(203,145)	(203,145)
Share-based compensation	-	19,155	-	-	19,155
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	1,024	-	667	1,691
Balances at June 30, 2024	$1,671	$578,624	$7,153,058	$(3,657,357)	$4,075,996

	Six Months Ended June 30, 2023 and 2024
		Additional
	Common	Paid-in	Retained	Treasury	Shareholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2022	$1,671	$499,897	$6,423,730	$(3,258,530)	$3,666,768
Comprehensive income:
Net earnings	-	-	387,320	-	387,320
Cash dividend declared and paid ($0.84 per share)	-	-	(87,112)	-	(87,112)
Purchase of treasury shares	-	-	-	(83,935)	(83,935)
Share-based compensation	-	39,845	-	-	39,845
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(7,239)	-	(3,724)	(10,963)
Balances at June 30, 2023	$1,671	$532,503	$6,723,938	$(3,346,189)	$3,911,923

Balances at December 31, 2023	$1,671	$549,132	$6,978,119	$(3,425,164)	$4,103,758
Comprehensive income:
Net earnings	-	-	263,366	-	263,366
Cash dividend declared and paid ($0.86 per share)	-	-	(88,427)	-	(88,427)
Purchase of treasury shares	-	-	-	(228,285)	(228,285)
Share-based compensation	-	37,564	-	-	37,564
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(8,072)	-	(3,908)	(11,980)
Balances at June 30, 2024	$1,671	$578,624	$7,153,058	$(3,657,357)	$4,075,996

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net earnings	$263,366	$387,320
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	367,655	355,784
Noncash lease expense	51,129	46,844
Share-based compensation	37,564	39,845
Loss on sale of revenue equipment and other	12,482	9,558
Deferred income taxes	(56,082)	58,264
Changes in operating assets and liabilities:
Trade accounts receivable	83,248	241,832
Other assets	161,322	99,983
Trade accounts payable	(59,768)	(54,492)
Income taxes payable or receivable	(22,693)	11,217
Claims accruals	17,857	12,365
Accrued payroll and other accrued expenses	(29,059)	(111,230)
Net cash provided by operating activities	827,021	1,097,290

Cash flows from investing activities:
Additions to property and equipment	(465,700)	(1,058,970)
Net proceeds from sale of equipment	56,847	205,192
Business acquisition	3,785	-
Net cash used in investing activities	(405,068)	(853,778)

Cash flows from financing activities:
Payments on long-term debt	(250,000)	-
Proceeds from revolving lines of credit and other	1,345,400	2,093,600
Payments on revolving lines of credit and other	(1,188,500)	(1,911,100)
Purchase of treasury stock	(228,285)	(83,935)
Stock repurchased for payroll taxes and other	(11,980)	(10,963)
Dividends paid	(88,427)	(87,112)
Net cash provided by/(used in) financing activities	(421,792)	490
Net change in cash and cash equivalents	161	244,002
Cash and cash equivalents at beginning of period	53,344	51,927
Cash and cash equivalents at end of period	$53,505	$295,929

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$43,484	$29,935
Income taxes	$177,080	$56,313

Noncash investing activities
Accruals for equipment received	$91,958	$130,618

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

We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 0.8 million shares during the three and six months ended June 30, 2024, compared to 1.0 million shares during the three and six months ended June 30, 2023.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted share units:
Pretax compensation expense	$13,409	$14,731	$25,817	$27,454
Tax benefit	3,540	3,799	6,816	7,080
Restricted share unit expense, net of tax	$9,869	$10,932	$19,001	$20,374
Performance share units:
Pretax compensation expense	$5,746	$5,866	$11,747	$12,391
Tax benefit	1,517	1,513	3,101	3,196
Performance share unit expense, net of tax	$4,229	$4,353	$8,646	$9,195

As of June 30, 2024, we had $75.1 million and $39.7 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 2.6 years for restricted share units and 2.3 years for performance share units. During the six months ended June 30, 2024, we issued 36,860 shares for vested restricted share units and 138,115 shares for vested performance share units. Of this total, 4,477 shares for vested restricted share units and zero shares for vested performance share units were issued during the second quarter 2024.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost, under our current financing arrangements consist of the following (in millions):

	June 30, 2024	December 31, 2023
Senior credit facility	$785.2	$627.9
Senior notes	698.6	948.2
Less current portion of long-term debt	-	(250.0)
Total long-term debt	$1,483.8	$1,326.1

Senior Credit Facility

At June 30, 2024, we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027 and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR) or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At June 30, 2024, we had $287 million outstanding on the revolving line of credit and a $500 million outstanding balance of term loans, at an average interest rate of 6.40%, under this agreement.

Senior Notes

Our senior notes consist of $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under these notes are due semiannually in March and September of each year beginning September 2019. These senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant tangible assets or operations. The notes are guaranteed on a full and unconditional basis by our wholly-owned operating subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to a shelf registration statement filed in January 2019. These notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. Our $250 million of 3.85% senior notes matured in March 2024. The entire outstanding balance was paid in full at maturity.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2024.

5. Capital Stock

On July 20, 2022, our Board of Directors authorized the purchase of up to $500 million of our common stock. At June 30, 2024, $163 million of this authorization was remaining. We purchased approximately 1,350,700 shares, or $228.3 million, of our common stock under our repurchase authorization during the six months ended June 30, 2024, of which 1,225,000 shares, or $203.1 million, were purchased in the second quarter 2024. On January 18, 2024, our Board of Directors declared a regular quarterly cash dividend of $0.43, which was paid February 23, 2024, to shareholders of record on February 9, 2024. On April 25, 2024, our Board of Directors declared a regular quarterly dividend of $0.43 per common share, which was paid on May 24, 2024, to shareholders of record on May 10, 2024. On July 17, 2024, our Board of Directors declared a regular quarterly dividend of $0.43 per common share, which will be paid on August 16, 2024, to shareholders of record on August 2, 2024.

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

Assets Measured at Fair Value on a Recurring Basis

The following assets are measured at fair value on a recurring basis (in millions):

	Asset Balance
	June 30, 2024	December 31, 2023	Input Level
Trading investments	$33.1	$31.6	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflects quoted market prices. Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes was $1.48 billion and $1.58 billion at June 30, 2024 and December 31, 2023, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.48 billion and $1.57 billion at June 30, 2024 and December 31, 2023, respectively.

The carrying amounts of all other instruments at June 30, 2024, approximate their fair value due to the short maturity of these instruments.

7. Income Taxes

Our effective income tax rate was 26.8% for the three months ended June 30, 2024, compared to 26.0% for the three months ended June 30, 2023. Our effective income tax rate was 27.7% for the first six months of 2024, compared to 25.3% in 2023. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At June 30, 2024, we had a total of $81.8 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $66.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $12.6 million at June 30, 2024.

8. Commitments and Contingencies

As the result of state use tax audits, we have been assessed amounts owed from which we are vigorously appealing. We have recorded a liability for the estimated probable exposure under these audits and await resolution of the matter.

We purchase insurance coverage for a portion of expenses related to vehicular collisions and accidents. These policies include a level of self-insurance (deductible) coverage applicable to each claim, as well as certain coverage-layer-specific, aggregated reimbursement limits of covered excess claims. Our claims from time to time exceed some of these existing coverage-layer, aggregated reimbursement limits, and accordingly, we have recorded a liability for the estimated probable exposure for these occurrences.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations, or liquidity.

9. Business Segments

We reported five distinct business segments during the six months ended June 30, 2024 and 2023. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2023.

A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	June 30, 2024	December 31, 2023
JBI	$3,565	$3,391
DCS	2,334	2,355
ICS	302	350
FMS	581	634
JBT	403	419
Other (includes corporate)	1,231	1,389
Total	$8,416	$8,538

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
JBI	$1,408	$1,489	$2,803	$3,029
DCS	851	888	1,711	1,767
ICS	270	344	556	728
FMS	235	224	465	449
JBT	168	192	346	398
Subtotal	2,932	3,137	5,881	6,371
Inter-segment eliminations	(3)	(4)	(8)	(9)
Total	$2,929	$3,133	$5,873	$6,362

	Operating Income/(Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
JBI	$99.2	$142.9	201.1	$311.5
DCS	96.4	113.6	190.1	216.2
ICS	(13.3)	(4.4)	(30.8)	(9.8)
FMS	19.8	14.8	34.9	21.4
JBT	3.5	3.8	4.8	8.8
Other (includes corporate)	0.1	-	-	0.1
Total	$205.7	$270.7	$400.1	$548.2

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
JBI	$61.3	$62.4	$121.8	$124.1
DCS	82.2	79.5	164.3	155.7
ICS	4.3	1.1	7.6	2.3
FMS	11.3	11.9	23.0	23.9
JBT	9.0	11.1	18.1	21.9
Other (includes corporate)	16.6	14.0	32.9	27.9
Total	$184.7	$180.0	$367.7	$355.8

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2024	2023	2024	2023
JBI	$1,408	$1,489	$99.2	$142.9
DCS	851	888	96.4	113.6
ICS	270	344	(13.3)	(4.4)
FMS	235	224	19.8	14.8
JBT	168	192	3.5	3.8
Other (includes corporate)	-	-	0.1	-
Subtotal	2,932	3,137	205.7	270.7
Inter-Segment eliminations	(3)	(4)	-	-
Total	$2,929	$3,133	$205.7	$270.7

Total consolidated operating revenues were $2.93 billion for the second quarter 2024, a 7% decrease from $3.13 billion in the second quarter 2023. This decrease was primarily the result of decreased revenue per load in JBI and lower volumes in ICS, JBT, and DCS, when compared to the second quarter 2023. These decreases were partially offset by revenue growth in FMS in the current quarter from new contracts implemented over the past year. Total consolidated operating revenue, excluding fuel surcharge revenue, decreased 6%.

JBI segment revenue decreased 5% to $1.41 billion during the second quarter 2024, compared with $1.49 billion in 2023. Load volumes during the second quarter 2024 decreased 1% over the same period 2023, primarily driven by weak demand, competition from over-the-road truck options in the eastern network, and our disciplined approach to the market for the value our services provide. Transcontinental loads increased 4% during the second quarter 2024, and eastern network load volume was down 7% compared to the second quarter 2023. Revenue per load, which is determined by the combination of customer rates, fuel surcharges, and freight mix, decreased 5% during the second quarter 2024. Revenue per load, excluding fuel surcharge revenue, decreased 4% compared to the second quarter 2023. JBI segment operating income decreased 31% to $99.2 million in the second quarter 2024 from $142.9 million in 2023. The decrease is primarily due to the decrease in revenue and higher driver and non-driver wages, increased maintenance and equipment-related costs, and higher insurance premiums expense, as a percentage of gross revenue. The current quarter ended with approximately 121,200 units of trailing capacity and 6,200 power units assigned to the dray fleet.

DCS segment revenue decreased 4% to $851 million in the second quarter 2024 from $888 million in 2023.  Productivity, defined as revenue per truck per week, decreased 3% when compared to the second quarter 2023. Productivity, excluding fuel surcharge revenue, decreased 3%, primarily due to decreased asset utilization and increased idle equipment, partially offset by contractual index-based rate increases. On a net basis, revenue-producing trucks in the fleet at the end of the second quarter 2024 decreased by 339 trucks, or 3%, compared to the prior-year period. Customer retention rates are approximately 88%, primarily due to customer account losses and fleet downsizing. DCS segment operating income decreased 15% to $96.4 million in the second quarter 2024, from $113.6 million in 2023. The decrease is primarily due to decreased revenue, increased insurance premium expense, increased equipment-related costs, higher bad debt expense, and higher new account start-up costs, partially offset by lower maintenance costs and the maturing of new business onboarded over the past year when compared to the second quarter 2023.

ICS segment revenue decreased 21% to $270 million in the second quarter 2024, from $344 million in 2023. Overall volumes decreased 25% compared to the second quarter 2023, while revenue per load increased 5%, primarily due to higher contractual and spot rates and changes in customer freight mix. Contractual business represented approximately 61% of total load volume and 59% of total revenue in the second quarter 2024, compared to 66% and 64%, respectively, in 2023. Approximately $104 million of second quarter 2024 ICS revenue was executed through the Marketplace for J.B. Hunt 360, compared to $225 million in the second quarter 2023. The ICS segment had an operating loss of $13.3 million in the second quarter 2024, compared to an operating loss of $4.4 million in 2023. The increase in operating loss is primarily due to an 11% decrease in gross profit, higher insurance and claims expense, and integration and transition costs related to the purchase of the brokerage assets of BNSF Logistics, LLC, partially offset by lower personnel salary and wages expense and reduced technology costs. Gross profit margin increased to 14.8% in the second quarter 2024, compared to 13.0% in 2023, reflecting our focused bid season yield management and improved capacity procurement. ICS’s carrier base decreased 24% compared to second quarter 2023, primarily due to changes in carrier qualification requirements.

FMS segment revenue increased 5% to $235 million in the second quarter 2024 from $224 million in 2023, primarily due to the addition of multiple new customer contracts implemented over the past year, partially offset by the effects of internal efforts to improve revenue quality across certain accounts and general weakness in customer demand. FMS segment operating income increased to $19.8 million in the second quarter of 2024 compared to $14.8 million in 2023. This increase was primarily due to increased revenue, decreased personnel, equipment-related, and bad debt expenses, and a $1.1 million net benefit from two offsetting claim settlements. These items were partially offset by increased facility maintenance expenses, higher insurance premiums expense, and higher loss on equipment sales, compared to the second quarter 2023.

JBT segment revenue decreased 12% to $168 million in the second quarter 2024, from $192 million in 2023. Revenue, excluding fuel surcharge revenue, decreased 13% primarily due to a 9% decrease in load volume and a 4% decrease in revenue per load, excluding fuel surcharge revenue, compared to second quarter 2023. JBT average effective trailer count decreased to 12,600 in the second quarter 2024, compared to 13,108 in 2023. At the end of the second quarter 2024, the JBT power fleet consisted of 1,897 tractors, compared to 2,068 tractors at June 30, 2023. Trailer turns in the second quarter of 2024 decreased 5% compared to second quarter 2023, due to weakened overall customer demand. JBT segment operating income decreased to $3.5 million in 2024, compared with $3.8 million during second quarter 2023. The decrease is primarily due to the decrease in revenue and higher insurance premiums expense, partially offset by overall cost management initiatives.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2024	2023	2024 vs. 2023
Total operating revenues	100.0%	100.0%	(6.5)%
Operating expenses:
Rents and purchased transportation	43.5	44.8	(9.3)
Salaries, wages and employee benefits	27.4	26.2	(2.3)
Depreciation and amortization	6.3	5.7	2.6
Fuel and fuel taxes	5.6	5.5	(4.4)
Operating supplies and expenses	4.1	4.1	(6.6)
General and administrative expenses, net of asset dispositions	2.6	2.1	21.5
Insurance and claims	2.5	2.1	14.6
Operating taxes and licenses	0.6	0.6	(7.3)
Communication and utilities	0.4	0.3	6.5
Total operating expenses	93.0	91.4	(4.9)
Operating income	7.0	8.6	(24.0)
Net interest expense	0.7	0.4	38.3
Earnings before income taxes	6.3	8.2	(27.6)
Income taxes	1.7	2.1	(25.4)
Net earnings	4.6%	6.1%	(28.3)%

Total operating expenses decreased 4.9%, while operating revenues decreased 6.5% during the second quarter 2024 from the comparable period 2023. Operating income decreased to $205.7 million during the second quarter 2024 from $270.7 million in 2023.

Rents and purchased transportation costs decreased 9.3% in the second quarter 2024. This decrease was primarily the result of a decrease in rail and truck carrier purchased transportation rates within JBI, ICS, and JBT segments and decreased JBI, ICS and JBT load volumes, which decreased services provided by third-party rail and truck carriers during the second quarter 2024 compared to 2023.

Salaries, wages, and employee benefits costs decreased 2.3% during the second quarter 2024, compared with 2023. This decrease was primarily due to a decrease in driver and office employee headcounts and lower incentive compensation, partially offset by an increase in group medical benefit expenses.

Depreciation and amortization expense increased 2.6% in second quarter 2024 compared with 2023, primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment within JBI, and additional depreciation and amortization expense resulting from the recent business acquisition, partially offset by the impact of the change in expected useful lives of our container fleet. Fuel costs decreased 4.4% in the second quarter 2024, compared with 2023, due primarily to a decrease in the price of fuel and decreased road miles.

Operating supplies and expenses decreased 6.6%, driven primarily by lower equipment maintenance costs, decreased towing expenses, and lower travel and entertainment expenses. General and administrative expenses increased 21.5% for the current quarter from the comparable period in 2023, primarily due to higher building and yard rental expense, increased professional services expense, and an increase in net loss from sale or disposal of assets, partially offset by lower advertising costs and bad debt expense. Net loss from sale or disposal of assets was $5.2 million in 2024, compared to a net loss from sale or disposal of assets of $3.5 million in 2023. Insurance and claims expenses increased 14.6% in 2024 compared with 2023, primarily due to higher insurance policy premiums expense, partially offset by lower cost per claim.

Net interest expense increased 38.3% in 2024 due to an increase in effective interest rates on our debt and an increase in our average debt balance compared to second quarter 2023. Income tax expense decreased 25.4% in 2024, compared with 2023, primarily due to lower taxable earnings. Our effective income tax rate was 26.8% for the second quarter of 2024, compared to 26.0% in 2023. Our annual tax rate for 2024 is expected to be between 24.0% and 25.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income/(loss)
	2024	2023	2024	2023
JBI	$2,803	$3,029	$201.1	$311.5
DCS	1,711	1,767	190.1	216.2
ICS	556	728	(30.8)	(9.8)
FMS	465	449	34.9	21.4
JBT	346	398	4.8	8.8
Other (includes corporate)	-	-	-	0.1
Subtotal	5,881	6,371	400.1	548.2
Inter-segment eliminations	(8)	(9)	-	-
Total	$5,873	$6,362	$400.1	$548.2

Total consolidated operating revenues were $5.87 billion for the first six months of 2024, an 8% decrease from $6.36 billion for the comparable period 2023. Fuel surcharge revenue decreased to $775.2 million during the first six months of 2024, compared with $912.1 million in 2023. Total consolidated operating revenue, excluding fuel surcharge revenue, decreased 6% for the first six months of 2024 compared to the prior-year period.

JBI segment revenue decreased 7% to $2.80 billion during the first six months of 2024, compared with $3.03 billion in 2023. Load volume during the first six months of 2024 decreased 1% and revenue per load decreased 7%, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, decreased 6% compared to the first six months of 2023. JBI segment operating income decreased 35% to $201.1 million in the first six months of 2024, from $311.5 million in 2023. The decrease is primarily due to decreased revenue and higher driver and non-driver wages and benefits, increased maintenance and equipment-related costs, and higher insurance premiums expense, as a percentage of gross revenue when compared to the first six months of 2023.

DCS segment revenue decreased 3% to $1.71 billion during the first six months of 2024, from $1.77 billion in 2023. Productivity, defined as revenue per truck per week, decreased 2% from a year ago. Productivity, excluding fuel surcharge revenue, for the first six months of 2024 decreased 1% from a year ago. The decrease in productivity was primarily due to decreased utilization of equipment, partially offset by contractual index-based rate increases during the current period. Operating income of our DCS segment decreased to $190.1 million in the first six months of 2024, from $216.2 million in 2023. The decrease is primarily due to decreased revenue, higher insurance premiums expense, increased equipment-related costs, higher bad debt expense, and higher new account start-up costs, partially offset by lower maintenance costs and the maturing of new business onboarded over the past year, when compared to the first six months of 2023.

ICS revenue decreased 24% to $555.7 million during the first six months of 2024, from $728.5 million in 2023. Overall volumes decreased 24%, while revenue per load remained flat compared to 2023. Approximately $210 million of ICS revenue for the first six months of 2024 was executed through the Marketplace for J.B. Hunt 360 compared to $476 million in 2023. The ICS segment had an operating loss of $30.8 million in the first six months of 2024 compared to an operating loss of $9.8 million in 2023, primarily due to decreased gross profit, higher insurance and claims expense, and integration and transition costs related to the purchase of the brokerage assets of BNSF Logistics, LLC. These items were partially offset by lower salary, wages, and benefits expenses and decreased technology cost during the first six months of 2024. Gross profit margin increased to 14.5% in the current period compared to 13.3% in 2023, reflecting our focused bid season yield management and improved capacity procurement.

FMS revenue increased 3% to $465 million during the first six months of 2024, from $449 million in 2023, primarily due to the addition of multiple new customer contracts implemented over the past year, partially offset by internal efforts to improve revenue quality across certain accounts and general weakness in customer demand. FMS segment had operating income of $34.9 million in the first six months of 2024 compared to $21.4 million in 2023. This increase was primarily due to increased revenue and decreased personnel and equipment-related expenses as well as a $4.2 million net benefit from offsetting claim settlements, partially offset by increased facility rent and maintenance expense, higher insurance premiums expense, and increased loss on equipment sales compared to the first six months of 2023.

JBT segment revenue decreased 13% to $346 million for the first six months of 2024, from $398 million in 2023. Revenue, excluding fuel surcharge revenue, decreased 13%, primarily due to a 7% decrease in revenue per load, excluding fuel surcharge revenue, and a 7% decrease in load volume compared to the first six months of 2023. Operating income of our JBT segment decreased to $4.8 million in the first six months of 2024, from $8.8 million in 2023. The decrease in operating income was driven primarily by the decrease in revenue and higher insurance premiums expense, partially offset by overall cost management initiatives.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2024	2023	2024 vs. 2023
Total operating revenues	100.0%	100.0%	(7.7)%
Operating expenses:
Rents and purchased transportation	43.5	45.1	(11.1)
Salaries, wages and employee benefits	27.4	25.9	(2.2)
Depreciation and amortization	6.3	5.6	3.3
Fuel and fuel taxes	5.8	5.8	(8.1)
Operating supplies and expenses	4.1	4.0	(5.4)
General and administrative expenses, net of asset dispositions	2.6	2.0	24.3
Insurance and claims	2.5	2.1	10.9
Operating taxes and licenses	0.6	0.6	(5.3)
Communication and utilities	0.4	0.3	7.0
Total operating expenses	93.2	91.4	(5.9)
Operating income	6.8	8.6	(27.0)
Net interest expense	0.6	0.4	22.0
Earnings before income taxes	6.2	8.2	(29.8)
Income taxes	1.7	2.1	(23.3)
Net earnings	4.5%	6.1%	(32.0)%

Total operating expenses decreased 5.9%, while operating revenues decreased 7.7%, during the first six months of 2024, from the comparable period of 2023. Operating income decreased to $400.1 million during the first six months of 2024, from $548.2 million in 2023.

Rents and purchased transportation costs decreased 11.1% in 2024. This decrease was primarily the result of a decrease in rail and truck carrier purchased transportation rates within JBI, ICS, and JBT segments and decreased JBI, ICS and JBT load volume, which decreased services provided by third-party rail and truck carriers during the current period.

Salaries, wages, and employee benefits costs decreased 2.2% in 2024 from 2023. This decrease was primarily due to a decrease in driver and office employee headcounts and lower incentive compensation, partially offset by an increase in group medical benefit expenses.

Depreciation and amortization expense increased 3.3% in 2024 primarily due to equipment purchases related to new DCS long-term customer contracts, the addition of trailing equipment within JBI, and additional depreciation and amortization expense resulting from the recent business acquisition, partially offset by the impact of the change in expected useful lives of our container fleet. Fuel costs decreased 8.1% in 2024, compared with 2023, due primarily to a decrease in the price of fuel and decreased road miles.

Operating supplies and expenses decreased 5.4% primarily due to lower equipment maintenance costs, decreased towing expenses, and lower travel and entertainment expenses. General and administrative expenses increased 24.3% from the comparable period in 2023, primarily due to an increase in building and yard rental expense, higher professional services expense, increased technology costs, higher bad debt expense, and higher net losses from sale or disposal of assets, partially offset by lower advertising costs. Net loss from sale or disposal of assets was $12.5 million in 2024, compared to a net loss from sale or disposal of assets of $9.6 million in 2023. Insurance and claims expense increased 10.9% in 2024 compared with 2023, primarily due to higher insurance policy premium expense, partially offset by decreased cost per claim and lower claim volume in the current period.

Net interest expense increased 22.0% in 2024, due primarily to an increase in effective interest rates on our debt and an increase in our average debt balance. Income tax expense decreased 23.3% during the first six months of 2024 compared with 2023, primarily due to decreased taxable earnings, partially offset by a higher effective income tax rate in the first six months of 2024. Our effective income tax rate was 27.7% for the first six months of 2024, compared to 25.3% in 2023 due to discrete tax items. Our annual tax rate for 2024 is expected to be between 24.0% and 25.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $827 million during the first six months of 2024, compared with $1.1 billion for the same period 2023. Operating cash flows decreased primarily due to decreased earnings, partially offset by the timing of general working capital activities. Net cash used in investing activities totaled $405.1 million in 2024, compared with $853.8 million in 2023. The decrease resulted primarily from a decrease in equipment purchases, net of proceeds from the sale of equipment in the current period. Net cash used in financing activities was $421.8 million in 2024, compared with net cash provided of $0.5 million in 2023. This use of cash resulted primarily from the retirement of long-term debt that matured in the first quarter of 2024 and an increase in treasury stock purchased during the current period.

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors, and trailers required to support our growth and the replacement of older equipment, as well as periodic business acquisitions and real estate transactions. We are frequently able to accelerate or postpone a portion of equipment replacements or other capital expenditures depending on market and overall economic conditions. In recent years, we have obtained capital through cash generated from operations, revolving lines of credit, and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment.

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At June 30, 2024 we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027 and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At June 30, 2024, we had a cash balance of $53.5 million. Under our senior credit facility, we had a $287 million outstanding balance on the revolving line of credit and a $500 million outstanding balance of term loans at an average interest rate of 6.40%.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At June 30, 2024, we were compliant with all covenants and financial ratios.

Our net capital expenditures were approximately $408.9 million during the first six months of 2024, compared with $853.8 million for the same period 2023. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2024 were primarily for intermodal containers and chassis and other trailing equipment. We expect to spend in the range of $650 million to $700 million for net capital expenditures during the full calendar year 2024. We are currently committed to spend approximately $773 million, net of proceeds from sales or trade-ins, during the years 2024 and 2025, as well as an additional $472 million thereafter. These expenditures will relate primarily to the acquisition of tractors, containers and chassis, and other trailing equipment. At June 30, 2024, our aggregate future minimum lease payments under operating lease obligations totaled $386.9 million, related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $1.2 billion, as of June 30, 2024.

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

●	Difficulty in attracting and retaining drivers and delivery personnel could affect our profitability and ability to grow.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have a fixed interest rate of 3.875%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior credit facility has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At June 30, 2024, the average interest rate under our senior credit facility was 6.40%. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $7.9 million.

Although we conduct business in foreign countries, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2024. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2024, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

There were no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On April 25, 2024, we issued an aggregate of 11,571 shares of our common stock to non-employee members of our Board of Directors who elected to receive all or a portion of their annual director retainer in Company stock. These shares were valued based on the closing market price per share of our common stock of $163.74 on April 25, 2024, for an aggregate value of $1,894,636. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2024:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
April 1 through April 30, 2024	828,125	$168.11	828,125	$227
May 1 through May 31, 2024	396,868	161.09	396,868	163
June 1 through June 30, 2024	-	-	-	163
Total	1,224,993	$165.83	1,224,993	$163

(1)         On July 20, 2022, our Board of Directors authorized the purchase of up to $500 million of our common stock. This stock repurchase program has no expiration date.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 26th day of July 2024.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Shelley Simpson
Shelley Simpson
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Financial Officer,
Executive Vice President
(Principal Financial and Accounting Officer)