Form 10-Q
period 2024-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2024-10-25
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

   Yes ☐          No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2024 was 100,829,954.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2024

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Operating revenues, excluding fuel surcharge revenues	$2,678,484	$2,690,890	$7,775,991	$8,140,959
Fuel surcharge revenues	389,687	472,863	1,164,865	1,385,006
Total operating revenues	3,068,171	3,163,753	8,940,856	9,525,965

Operating expenses:
Rents and purchased transportation	1,380,380	1,443,197	3,935,379	4,315,581
Salaries, wages and employee benefits	809,494	803,187	2,420,425	2,450,062
Depreciation and amortization	187,982	187,714	555,637	543,498
Fuel and fuel taxes	158,792	195,962	496,610	563,642
Operating supplies and expenses	127,889	130,905	371,305	388,213
Insurance and claims	78,441	62,675	227,348	196,896
General and administrative expenses, net of asset dispositions	72,389	69,413	223,878	191,291
Operating taxes and licenses	17,705	18,739	52,815	55,797
Communication and utilities	10,991	10,245	33,273	31,067
Total operating expenses	2,844,063	2,922,037	8,316,670	8,736,047
Operating income	224,108	241,716	624,186	789,918
Net interest expense	20,751	12,586	56,598	41,980
Earnings before income taxes	203,357	229,130	567,588	747,938
Income taxes	51,291	41,699	152,156	173,186
Net earnings	$152,066	$187,431	$415,432	$574,752

Weighted average basic shares outstanding	101,319	103,302	102,312	103,528

Basic earnings per share	$1.50	$1.81	$4.06	$5.55

Weighted average diluted shares outstanding	102,135	104,394	103,126	104,562

Diluted earnings per share	$1.49	$1.80	$4.03	$5.50

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$120,002	$53,344
Trade accounts receivable, net	1,262,921	1,334,912
Prepaid expenses and other	543,477	696,656
Total current assets	1,926,400	2,084,912
Property and equipment, at cost	9,053,779	8,767,872
Less accumulated depreciation	3,302,505	2,993,959
Net property and equipment	5,751,274	5,773,913
Goodwill and intangible assets, net	250,996	267,953
Other assets	397,280	411,482
Total assets	$8,325,950	$8,538,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$500,000	$249,961
Trade accounts payable	673,452	737,364
Claims accruals	613,311	547,277
Accrued payroll	108,428	94,563
Other accrued expenses	146,254	150,256
Total current liabilities	2,041,445	1,779,421

Long-term debt	1,032,303	1,326,107
Other long-term liabilities	390,156	392,766
Deferred income taxes	861,828	936,208
Stockholders' equity	4,000,218	4,103,758
Total liabilities and stockholders' equity	$8,325,950	$8,538,260

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2024 and 2023
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at June 30, 2023	$1,671	$532,503	$6,723,938	$(3,346,189)	$3,911,923
Comprehensive income:
Net earnings	-	-	187,431	-	187,431
Cash dividend declared and paid ($0.42 per share)	-	-	(43,431)	-	(43,431)
Purchase of treasury shares	-	-	-	(51,101)	(51,101)
Share-based compensation	-	20,673	-	-	20,673
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(5,543)	-	(1,850)	(7,393)
Balances at September 30, 2023	$1,671	$547,633	$6,867,938	$(3,399,140)	$4,018,102

Balances at June 30, 2024	$1,671	$578,624	$7,153,058	$(3,657,357)	$4,075,996
Comprehensive income:
Net earnings	-	-	152,066	-	152,066
Cash dividend declared and paid ($0.43 per share)	-	-	(43,686)	-	(43,686)
Purchase of treasury shares	-	-	-	(199,998)	(199,998)
Share-based compensation	-	19,813	-	-	19,813
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(3,773)	-	(200)	(3,973)
Balances at September 30, 2024	$1,671	$594,664	$7,261,438	$(3,857,555)	$4,000,218

	Nine Months Ended September 30, 2024 and 2023
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2022	$1,671	$499,897	$6,423,730	$(3,258,530)	$3,666,768
Comprehensive income:
Net earnings	-	-	574,752	-	574,752
Cash dividend declared and paid ($1.26 per share)	-	-	(130,544)	-	(130,544)
Purchase of treasury shares	-	-	-	(135,036)	(135,036)
Share-based compensation	-	60,518	-	-	60,518
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(12,782)	-	(5,574)	(18,356)
Balances at September 30, 2023	$1,671	$547,633	$6,867,938	$(3,399,140)	$4,018,102

Balances at December 31, 2023	$1,671	$549,132	$6,978,119	$(3,425,164)	$4,103,758
Comprehensive income:
Net earnings	-	-	415,432	-	415,432
Cash dividend declared and paid ($1.29 per share)	-	-	(132,113)	-	(132,113)
Purchase of treasury shares	-	-	-	(428,283)	(428,283)
Share-based compensation	-	57,376	-	-	57,376
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(11,844)	-	(4,108)	(15,952)
Balances at September 30, 2024	$1,671	$594,664	$7,261,438	$(3,857,555)	$4,000,218

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net earnings	$415,432	$574,752
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	555,637	543,498
Noncash lease expense	75,737	71,766
Share-based compensation	57,376	60,518
Net loss on sale of revenue equipment and other assets	13,305	17,244
Deferred income taxes	(74,380)	65,989
Changes in operating assets and liabilities:
Trade accounts receivable	71,991	224,387
Other assets	191,020	165,622
Trade accounts payable	(107,615)	(7,564)
Income taxes payable or receivable	(15,234)	(2,366)
Claims accruals	31,943	(8,510)
Accrued payroll and other accrued expenses	(49,692)	(175,724)
Net cash provided by operating activities	1,165,520	1,529,612

Cash flows from investing activities:
Additions to property and equipment	(641,083)	(1,558,587)
Proceeds from sale of equipment	153,016	238,682
Proceeds from sale of investment	6,768	-
Business acquisitions	3,785	(85,000)
Net cash used in investing activities	(477,514)	(1,404,905)

Cash flows from financing activities:
Payments on long-term debt	(250,000)	-
Proceeds from revolving lines of credit and other	2,255,300	2,093,600
Payments on revolving lines of credit and other	(2,050,300)	(1,911,100)
Purchase of treasury stock	(428,283)	(135,036)
Stock repurchased for payroll taxes and other	(15,952)	(18,356)
Dividends paid	(132,113)	(130,544)
Net cash used in financing activities	(621,348)	(101,436)
Net change in cash and cash equivalents	66,658	23,271
Cash and cash equivalents at beginning of period	53,344	51,927
Cash and cash equivalents at end of period	$120,002	$75,198

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$71,548	$56,189
Income taxes	$242,602	$115,145

Noncash investing activities
Accruals for equipment received	$88,395	$75,348

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

We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 0.8 million shares during the three and nine months ended September 30, 2024, compared to 1.1 million and 1.0 million shares during the three and nine months ended September 30, 2023.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted share units:
Pretax compensation expense	$13,842	$14,433	$39,659	$41,886
Tax benefit	3,654	3,722	10,470	10,802
Restricted share unit expense, net of tax	$10,188	$10,711	$29,189	$31,084

Performance share units:
Pretax compensation expense	$5,971	$6,240	$17,717	$18,632
Tax benefit	1,576	1,609	4,677	4,805
Performance share unit expense, net of tax	$4,395	$4,631	$13,040	$13,827

As of September 30, 2024, we had $67.2 million and $34.6 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 3.0 years for restricted share units and 2.2 years for performance share units. During the nine months ended September 30, 2024, we issued 104,033 shares for vested restricted share units and 138,115 shares for vested performance share units. Of this total, 67,173 shares for vested restricted share units and zero shares for vested performance share units were issued during the third quarter 2024.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost, under our current financing arrangements consist of the following (in millions):

	September 30, 2024	December 31, 2023
Senior credit facility	$833.5	$627.9
Senior notes	698.8	948.2
Less current portion of long-term debt	(500.0)	(250.0)
Total long-term debt	$1,032.3	$1,326.1

Senior Credit Facility

At September 30, 2024, we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027 and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR) or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2024, we had $335 million outstanding on the revolving line of credit and a $500 million outstanding balance of term loans, at an average interest rate of 6.07%, under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at September 30, 2024.

5.	Capital Stock

On July 20, 2022, our Board of Directors authorized the purchase of up to $500 million of our common stock. On August 16, 2024, our Board of Directors authorized the purchase of up to an additional $1 billion of our common stock to be effective upon our purchase of the remaining balance under the July 2022 authorization. At September 30, 2024, the July 2022 authorization was fully exhausted, and $967 million of the August 2024 authorization was remaining. We purchased 2,551,033 shares, or $428 million, including applicable taxes, of our common stock under our repurchase authorizations during the nine months ended September 30, 2024, of which 1,200,330 shares, or $200 million, including applicable taxes, were purchased in the third quarter 2024. On July 17, 2024, our Board of Directors declared a regular quarterly dividend of $0.43 per common share, which was paid on August 16, 2024, to shareholders of record on August 2, 2024. On October 17, 2024, our Board of Directors declared a regular quarterly dividend of $0.43 per common share, which will be paid on November 22, 2024, to shareholders of record on November 8, 2024.

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

Assets Measured at Fair Value on a Recurring Basis

The following assets are measured at fair value on a recurring basis (in millions):

	Asset Balance
	September 30, 2024	December 31, 2023	Input Level
Trading investments	$33.5	$31.6	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflects quoted market prices. Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes was $1.53 billion and $1.58 billion at September 30, 2024 and December 31, 2023, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.53 billion and $1.57 billion at September 30, 2024 and December 31, 2023, respectively.

The carrying amounts of all other instruments at September 30, 2024, approximate their fair value due to the short maturity of these instruments.

7.	Income Taxes

Our effective income tax rate was 25.2% for the three months ended September 30, 2024, compared to 18.2% for the three months ended September 30, 2023, which included a discrete income tax benefit. Our effective income tax rate was 26.8% for the first nine months of 2024, compared to 23.2% in 2023. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At September 30, 2024, we had a total of $81.4 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $66.0 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $14.5 million at September 30, 2024.

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

On September 14, 2023, we entered into an asset purchase agreement to acquire substantially all of the brokerage assets and assume certain specified liabilities of BNSF Logistics, LLC (BNSFL), an affiliate of Burlington Northern Santa Fe, LLC, subject to customary closing conditions.  The closing of the transaction was effective on September 30, 2023, with a purchase price of $85.0 million. Total consideration paid in cash under the BNSFL agreement was $81.2 million and consisted of the agreed upon purchase price reduced for estimated work capital adjustments. Transaction costs incurred were not material. The BNSFL acquisition was accounted for as a business combination and operates within our Integrated Capacity Solutions business segment. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $38.5 million of definite-lived intangible assets and approximately $13.6 million of goodwill. Goodwill consists of acquiring and retaining the BNSFL existing brokerage network and expected synergies from the combination of operations.

10.  Business Segments

We reported five distinct business segments during the nine months ended September 30, 2024 and 2023. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2023.

A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	September 30, 2024	December 31, 2023
JBI	$3,577	$3,391
DCS	2,297	2,355
ICS	301	350
FMS	556	634
JBT	396	419
Other (includes corporate)	1,199	1,389
Total	$8,326	$8,538

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
JBI	$1,557	$1,555	$4,360	$4,584
DCS	846	892	2,557	2,659
ICS	278	298	834	1,026
FMS	218	226	683	675
JBT	173	196	519	594
Subtotal	3,072	3,167	8,953	9,538
Inter-segment eliminations	(4)	(3)	(12)	(12)
Total	$3,068	$3,164	$8,941	$9,526

	Operating Income/(Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
JBI	$111.8	$128.0	$312.9	$439.5
DCS	95.5	102.4	285.6	318.6
ICS	(3.3)	(9.4)	(34.1)	(19.2)
FMS	12.0	13.0	46.9	34.4
JBT	8.2	7.7	12.9	16.5
Other (includes corporate)	(0.1)	-	-	0.1
Total	$224.1	$241.7	$624.2	$789.9

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
JBI	$62.2	$64.7	$184.0	$188.8
DCS	82.7	84.8	247.1	240.5
ICS	6.2	1.1	13.8	3.4
FMS	11.1	11.9	34.2	35.8
JBT	8.9	10.9	27.1	32.8
Other (includes corporate)	16.9	14.3	49.4	42.2
Total	$188.0	$187.7	$555.6	$543.5

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2024	2023	2024	2023
JBI	$1,557	$1,555	$111.8	$128.0
DCS	846	892	95.5	102.4
ICS	278	298	(3.3)	(9.4)
FMS	218	226	12.0	13.0
JBT	173	196	8.2	7.7
Other (includes corporate)	-	-	(0.1)	-
Subtotal	3,072	3,167	224.1	241.7
Inter-Segment eliminations	(4)	(3)	-	-
Total	$3,068	$3,164	$224.1	$241.7

Total consolidated operating revenues were $3.07 billion for the third quarter 2024, a 3% decrease from $3.16 billion in the third quarter 2023. This decrease was primarily the result of decreased revenue per load in JBI and JBT, lower volumes in ICS, JBT, and DCS, and a decrease in stops in FMS when compared to the third quarter 2023. These decreases were partially offset by load volume growth in JBI and an increase in ICS revenue per load in the current quarter over the past year. Total consolidated operating revenue, excluding fuel surcharge revenue, decreased less than 1%.

JBI segment reported revenue of $1.56 billion during the third quarter 2024, which was flat compared to third quarter 2023, resulting from a 5% increase in load volume being fully offset by a 5% decrease in revenue per load, which is determined by the combination of customer rates, fuel surcharges, and freight mix. The increase in load volumes was primarily driven by increased customer demand, seasonal activity, and rail network improvements. Transcontinental loads increased 7% and eastern network load volume increased 3% compared to the third quarter 2023. Revenue per load, excluding fuel surcharge revenue, decreased 2% compared to the third quarter 2023. JBI segment operating income decreased 13% to $111.8 million in third quarter 2024 from $128.0 million in 2023. The decrease was primarily due to increased network imbalance and repositioning cost and higher driver wages to meet peak season customer demand as well as increased maintenance and equipment-related costs, higher insurance premium and claims expense, and higher other personnel-related expenses, compared to third quarter 2023. The current quarter ended with approximately 121,500 units of trailing capacity and 6,500 power units assigned to the dray fleet.

DCS segment revenue decreased 5% to $846 million in the third quarter 2024 from $892 million in 2023. Productivity, defined as revenue per truck per week, decreased 3% when compared to the third quarter 2023. Productivity, excluding fuel surcharge revenue, remained flat, primarily due to decreased asset utilization and increased idle equipment, offset by contractual index-based rate increases. On a net basis, revenue-producing trucks in the fleet at the end of the third quarter 2024 decreased by 498 trucks, or 4%, compared to the prior-year period. DCS segment operating income decreased 7% to $95.5 million in the third quarter 2024, from $102.4 million in 2023. The decrease is primarily due to decreased revenue, increased insurance premium and claims expense, and higher new account start-up costs, partially offset by lower maintenance and equipment-related costs, lower bad debt expense, and the maturing of new business onboarded over the past year when compared to the third quarter 2023. Customer retention rates are approximately 87%, primarily due to fleet downsizing and customer account losses.

ICS segment revenue decreased 7% to $278 million in the third quarter 2024, from $298 million in 2023. Overall volumes decreased 10% compared to the third quarter 2023, while revenue per load increased 3%, primarily due to higher contractual and spot rates and changes in customer freight mix. Contractual business represented approximately 62% of total load volume and 61% of total revenue in the third quarter 2024, compared to 68% and 67%, respectively, in 2023. Approximately $92 million of third quarter 2024 ICS revenue was executed through the Marketplace for J.B. Hunt 360, compared to $169 million in the third quarter 2023. ICS segment had an operating loss of $3.3 million in the third quarter 2024, compared to an operating loss of $9.4 million in 2023. The decrease in operating loss was driven primarily by a 31% increase in gross profit, lower cargo claims expense, and lower personnel-related expenses, partially offset by  integration and transition costs related to the purchase of the brokerage assets of BNSF Logistics, LLC (BNSFL). Gross profit margin increased to 17.9% in the third quarter 2024, compared to 12.8% in 2023, reflecting focused bid season yield management, improved capacity procurement, and certain project-related activity. ICS’s carrier base decreased 18% compared to third quarter 2023, primarily due to changes in carrier qualification requirements.

FMS segment revenue decreased 3% to $218 million in the third quarter 2024 from $226 million in 2023, primarily due to general weakness in customer demand, partially offset by the addition of multiple new customer contracts implemented over the past year as well as internal efforts to improve revenue quality across certain accounts. FMS segment operating income decreased to $12.0 million in the third quarter of 2024 compared to $13.0 million in 2023. This decrease was primarily due to decreased revenue, higher purchased transportation costs and higher insurance premiums expense, partially offset by decreased personnel-related expenses compared to the third quarter 2023.

JBT segment revenue decreased 12% to $173 million in the third quarter 2024, from $196 million in 2023. Revenue, excluding fuel surcharge revenue, decreased 9% primarily due to a 6% decrease in load volume and a 3% decrease in revenue per load, excluding fuel surcharge revenue, compared to third quarter 2023. JBT average effective trailer count in third quarter 2024 decreased 2% to 12,588, compared to third quarter 2023. Trailer turns in third quarter 2024 decreased 4% compared to third quarter 2023, due to weakened overall customer demand. At the end of third quarter 2024, the JBT power fleet consisted of 1,989 tractors. JBT segment operating income increased to $8.2 million in 2024, compared with $7.7 million during third quarter 2023. The increase is primarily due to improved network balance, decreased trailing capacity costs, and overall cost management initiatives, partially offset by higher insurance premiums expense.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2024	2023	2024 vs. 2023
Total operating revenues	100.0%	100.0%	(3.0)%
Operating expenses:
Rents and purchased transportation	45.0	45.6	(4.4)
Salaries, wages and employee benefits	26.4	25.4	0.8
Depreciation and amortization	6.1	5.9	0.1
Fuel and fuel taxes	5.2	6.2	(19.0)
Operating supplies and expenses	4.2	4.1	(2.3)
Insurance and claims	2.6	2.0	25.2
General and administrative expenses, net of asset dispositions	2.2	2.3	4.3
Operating taxes and licenses	0.6	0.6	(5.5)
Communication and utilities	0.4	0.3	7.3
Total operating expenses	92.7	92.4	(2.7)
Operating income	7.3	7.6	(7.3)
Net interest expense	0.7	0.4	64.9
Earnings before income taxes	6.6	7.2	(11.3)
Income taxes	1.6	1.3	23.0
Net earnings	5.0%	5.9%	(18.9)%

Total operating expenses decreased 2.7%, while operating revenues decreased 3.0% during the third quarter 2024 from the comparable period 2023. Operating income decreased to $224.1 million during the third quarter 2024 from $241.7 million in 2023.

Rents and purchased transportation costs decreased 4.4% in the third quarter 2024. This decrease was primarily the result of a decrease in rail and truck carrier purchased transportation rates within JBI, ICS, and JBT segments and decreased ICS and JBT load volumes, which decreased services provided by third-party rail and truck carriers during the third quarter 2024 compared to 2023.

Salaries, wages and employee benefits costs increased 0.8% during the third quarter 2024, compared with 2023. This increase was primarily due to increased group medical benefit expenses, partially offset by a decrease in non-driver employee headcounts.

Depreciation and amortization expense increased 0.1% in third quarter 2024 compared with 2023, primarily due to the addition of trailing equipment within JBI and additional depreciation and amortization expense resulting from the recent business acquisition, partially offset by the impact of the change in expected useful lives of our container fleet and equipment reductions within DCS. Fuel costs decreased 19.0% in the third quarter 2024, compared with 2023, due primarily to a decrease in the price of fuel and decreased road miles.

Operating supplies and expenses decreased 2.3%, driven primarily by decreased tolls expense, lower towing costs, and decreased other operating supply costs, partially offset by higher equipment maintenance costs. Insurance and claims expenses increased 25.2% in 2024 compared with 2023, primarily due to higher insurance policy premiums expense. General and administrative expenses increased 4.3% for the current quarter from the comparable period in 2023, primarily due to higher building and yard rental expense and increased professional services expense, partially offset by a decrease in net loss from sale or disposal of assets and lower bad debt expense. Net loss from sale or disposal of assets was $0.8 million in 2024, compared to a net loss from sale or disposal of assets of $7.7 million in 2023.

Net interest expense increased 64.9% in 2024 due to an increase in effective interest rates on our debt and an increase in our average debt balance compared to third quarter 2023. In addition, third quarter 2023 interest expense included an interest component of a discrete income tax benefit recognized in the quarter. Income tax expense increased 23.0% in 2024, compared with 2023, primarily due to a higher effective income tax rate in the third quarter 2024 compared with 2023, which included the recording of a discrete benefit, partially offset by lower taxable earnings. Our effective income tax rate was 25.2% for the third quarter of 2024, compared to 18.2% in 2023. Our annual tax rate for 2024 is expected to be approximately 24.5.%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items.  This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(loss)
	2024	2023	2024	2023
JBI	$4,360	$4,584	$312.9	$439.5
DCS	2,557	2,659	285.6	318.6
ICS	834	1,026	(34.1)	(19.2)
FMS	683	675	46.9	34.4
JBT	519	594	12.9	16.5
Other (includes corporate)	-	-	-	0.1
Subtotal	8,953	9,538	624.2	789.9
Inter-segment eliminations	(12)	(12)	-	-
Total	$8,941	$9,526	$624.2	$789.9

Total consolidated operating revenues were $8.94 billion for the first nine months of 2024, a 6% decrease from $9.53 billion for the comparable period 2023. Fuel surcharge revenue decreased to $1.16 billion during the first nine months of 2024, compared with $1.39 billion in 2023. Total consolidated operating revenue, excluding fuel surcharge revenue, decreased 5% for the first nine months of 2024 compared to the prior-year period.

JBI segment revenue decreased 5% to $4.36 billion during the first nine months of 2024, compared with $4.58 billion in 2023. Load volume during the first nine months of 2024 increased 1% and revenue per load decreased 6%, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, decreased 5% compared to the first nine months of 2023. JBI segment operating income decreased 29% to $312.9 million in the first nine months of 2024, from $439.5 million in 2023. The decrease is primarily due to decreased revenue and higher driver wages and benefits, increased maintenance and equipment-related costs, and higher insurance premiums expense.

DCS segment revenue decreased 4% to $2.56 billion during the first nine months of 2024, from $2.66 billion in 2023. Productivity, defined as revenue per truck per week, decreased 2% from a year ago. Productivity, excluding fuel surcharge revenue, for the first nine months of 2024 decreased 1% from a year ago. The decrease in productivity was primarily due to decreased utilization of equipment, partially offset by contractual index-based rate increases during the current period. Operating income of our DCS segment decreased to $285.6 million in the first nine months of 2024, from $318.6 million in 2023. The decrease is primarily due to decreased revenue, higher insurance premiums expense, and higher new account start-up costs, partially offset by decreased equipment-related costs, lower personnel costs, decreased loss on equipment sales, and the maturing of new business onboarded over the past year, when compared to the first nine months of 2023.

ICS revenue decreased 19% to $834 million during the first nine months of 2024, from $1.03 billion in 2023. Overall volumes decreased 20%, while revenue per load increased 1% compared to 2023. Approximately $302 million of ICS revenue for the first nine months of 2024 was executed through the Marketplace for J.B. Hunt 360 compared to $644 million in 2023. ICS segment had an operating loss of $34.1 million in the first nine months of 2024 compared to an operating loss of $19.2 million in 2023, primarily due to decreased gross profit and integration and transition costs related to the purchase of the brokerage assets of BNSFL. These items were partially offset by lower salary, wages, and benefits expenses and reduced equipment rental expense during the first nine months of 2024. Gross profit margin increased to 15.7% in the current period compared to 13.1% in 2023, reflecting our focused bid season yield management and improved capacity procurement.

FMS revenue increased 1% to $683 million during the first nine months of 2024, from $675 million in 2023, primarily due to the addition of multiple new customer contracts implemented over the past year, partially offset by internal efforts to improve revenue quality across certain accounts and general weakness in customer demand. FMS segment had operating income of $46.9 million in the first nine months of 2024 compared to $34.4 million in 2023. This increase was primarily due to increased revenue and decreased personnel expenses as well as a $4.2 million net benefit from offsetting claim settlements, partially offset by higher insurance premiums expense compared to the first nine months of 2023.

JBT segment revenue decreased 13% to $519 million for the first nine months of 2024, from $594 million in 2023. Revenue, excluding fuel surcharge revenue, decreased 12%, primarily due to a 5% decrease in revenue per load, excluding fuel surcharge revenue, and a 7% decrease in load volume compared to the first nine months of 2023. Operating income of our JBT segment decreased to $12.9 million in the first nine months of 2024, from $16.5 million in 2023. The decrease in operating income was driven primarily by the decrease in revenue and higher insurance premiums expense, partially offset by overall cost management initiatives.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2024	2023	2024 vs 2023
Total operating revenues	100.0%	100.0%	(6.1)%
Operating expenses:
Rents and purchased transportation	44.0	45.3	(8.8)
Salaries, wages and employee benefits	27.1	25.7	(1.2)
Depreciation and amortization	6.2	5.7	2.2
Fuel and fuel taxes	5.6	5.9	(11.9)
Operating supplies and expenses	4.2	4.1	(4.4)
Insurance and claims	2.5	2.1	15.5
General and administrative expenses, net of asset dispositions	2.4	2.0	17.0
Operating taxes and licenses	0.6	0.6	(5.3)
Communication and utilities	0.4	0.3	7.1
Total operating expenses	93.0	91.7	(4.8)
Operating income	7.0	8.3	(21.0)
Net interest expense	0.7	0.4	34.8
Earnings before income taxes	6.3	7.9	(24.1)
Income taxes	1.7	1.9	(12.1)
Net earnings	4.6%	6.0%	(27.7)%

Total operating expenses decreased 4.8%, while operating revenues decreased 6.1%, during the first nine months of 2024, from the comparable period of 2023. Operating income decreased to $624.2 million during the first nine months of 2024, from $789.9 million in 2023.

Rents and purchased transportation costs decreased 8.8% in 2024. This decrease was primarily the result of a decrease in rail and truck carrier purchased transportation rates within JBI, ICS, and JBT segments and decreased ICS and JBT load volume, which decreased services provided by third-party rail and truck carriers during the current period.

Salaries, wages and employee benefits costs decreased 1.2% in 2024 from 2023. This decrease was primarily due to a decrease in driver and office employee headcounts, partially offset by an increase in group medical benefit expenses.

Depreciation and amortization expense increased 2.2% in 2024 primarily due to equipment purchases related to the addition of tractors and trailing equipment within JBI and additional depreciation and amortization expense resulting from the recent business acquisition, partially offset by the impact of the change in expected useful lives of our container fleet and equipment reductions within DCS. Fuel costs decreased 11.9% in 2024, compared with 2023, due primarily to a decrease in the price of fuel and decreased road miles.

Operating supplies and expenses decreased 4.4% primarily due to lower equipment maintenance costs, decreased towing expenses, lower tolls expense, decreased other operating supply costs, and lower travel and entertainment expenses. Insurance and claims expense increased 15.5% in 2024 compared with 2023, primarily due to higher insurance policy premium expense, partially offset by decreased cost per claim and lower claim volume in the current period. General and administrative expenses increased 17.0% from the comparable period in 2023, primarily due to an increase in building and yard rental expense, higher professional services expense, increased technology costs, and higher bad debt expense, partially offset by lower advertising costs and lower net losses from sale or disposal of assets. Net loss from sale or disposal of assets was $13.3 million in 2024, compared to a net loss from sale or disposal of assets of $17.2 million in 2023.

Net interest expense increased 34.8% in 2024, due primarily to an increase in effective interest rates on our debt and an increase in our average debt balance. Income tax expense decreased 12.1% during the first nine months of 2024 compared with 2023, primarily due to decreased taxable earnings, partially offset by a higher effective income tax rate in the first nine months of 2024. Our effective income tax rate was 26.8% for the first nine months of 2024, compared to 23.2% in 2023 due to discrete tax items. Our annual tax rate for 2024 is expected to be approximately 24.5.%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items.  This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $1.17 billion during the first nine months of 2024, compared with $1.53 billion for the same period 2023. Operating cash flows decreased primarily due to decreased earnings, partially offset by the timing of general working capital activities. Net cash used in investing activities totaled $477.5 million in 2024, compared with $1.40 billion in 2023. The decrease resulted primarily from a decrease in equipment purchases, net of proceeds from the sale of equipment in the current period. Net cash used in financing activities was $621.3 million in 2024, compared with $101.4 million in 2023. This increase resulted primarily from the retirement of long-term debt that matured in the first quarter of 2024 and an increase in treasury stock purchased during the current period.

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors, and trailers required to support our growth and the replacement of older equipment, as well as periodic business acquisitions and real estate transactions. We are frequently able to accelerate or postpone a portion of equipment replacements or other capital expenditures depending on market and overall economic conditions. In recent years, we have obtained capital through cash generated from operations, revolving lines of credit, and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment. For our senior credit facility term loans maturing in 2025, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing cash balance, revolving line of credit or other sources of long-term financing.

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At September 30, 2024 we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027 and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2024, we had a cash balance of $120.0 million. Under our senior credit facility, we had a $335 million outstanding balance on the revolving line of credit and a $500 million outstanding balance of term loans at an average interest rate of 6.07%.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At September 30, 2024, we were compliant with all covenants and financial ratios.

Our net capital expenditures were approximately $488.1 million during the first nine months of 2024, compared with $1.32 billion for the same period 2023. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in 2024 were primarily for tractors, intermodal containers and chassis and other trailing equipment. We expect to spend approximately $625 million for net capital expenditures during the full calendar year 2024. We are currently committed to spend approximately $385 million, net of proceeds from sales or trade-ins, during the years 2024 and 2025, as well as an additional $237 million thereafter. These expenditures will relate primarily to the acquisition of tractors, containers and chassis, and other trailing equipment. At September 30, 2024, our aggregate future minimum lease payments under operating lease obligations totaled $370 million, related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $622 million, as of September 30, 2024.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have a fixed interest rate of 3.875%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior credit facility has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2024, the average interest rate under our senior credit facility was 6.07%. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $8.4 million.

Although we conduct business in foreign countries, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2024. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2024, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

There were no changes in our internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended September 30, 2024:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
July 1 through July 31, 2024	366,932	$162.59	366,932	$106
August 1 through August 31, 2024	606,492	164.58	606,492	1,006
September 1 through September 30, 2024	226,906	170.07	226,906	967
Total	1,200,330	$165.01	1,200,330	$967

(1)       On July 20, 2022, our Board of Directors authorized the purchase of up to $500 million of our common stock. On August 16, 2024, our Board of Directors authorized the purchase of up to an additional $1 billion of our common stock to be effective upon our purchase of the remaining balance under the July 2022 authorization. These stock repurchase programs have no expiration date.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 25th day of October 2024.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Shelley Simpson
Shelley Simpson
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Financial Officer,
Executive Vice President
(Principal Financial and Accounting Officer)