Form 10-K
period 2024-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2025-02-21
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission file number

0-11757

J.B. HUNT TRANSPORT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Arkansas (State or other jurisdiction of incorporation or organization) 615 J.B. Hunt Corporate Drive Lowell, Arkansas (Address of principal executive offices)	71-0335111 (I.R.S. Employer Identification No.) 72745-0130 (ZIP Code)

Registrant’s telephone number, including area code: 479-820-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	JBHT	NASDAQ

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of 81,444,471 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2024, was $13.0 billion (based upon $160.00 per share).

As of February 18, 2025, the number of outstanding shares of the registrant’s common stock was 100,008,209.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Shareholders, to be held April 24, 2025, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2024

FORWARD-LOOKING STATEMENTS

This report, including documents which are incorporated by reference and other documents which we file periodically with the Securities and Exchange Commission (SEC), contains statements that may be considered to be “forward-looking statements.”  Such statements relate to our predictions concerning future events or operations and are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “goals,” “strategy,” “future,” “predict,” “seek,” “estimate,” “likely,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution.  These statements are based on our belief or interpretation of information currently available. Shareholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors. Some of the factors and events that are not within our control and that could have a material impact on future operating results include the following: general economic and business conditions; competition and competitive rate fluctuations; excess capacity in the intermodal or trucking industries; a loss of one or more major customers; cost and availability of diesel fuel; interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; ability to attract and retain qualified drivers, delivery personnel, independent contractors, and third-party carriers; retention of key employees; insurance costs and availability; litigation and claims expense; determination that independent contractors are employees; new or different environmental or other laws and regulations; volatile financial credit markets or interest rates; changes in border or trade policies, including tariffs; terrorist attacks or actions; acts of war; adverse weather conditions; disruption or failure of information systems; inability to keep pace with technological advances affecting our information technology platforms; potential business or operational disruptions resulting from the effects of a national or international health pandemic; operational disruption or adverse effects of business acquisitions; increased costs for and availability of new revenue equipment; disruptions in the procurement of domestic or imported revenue equipment; decreases in the value of used equipment; and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.

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

PART I

ITEM 1.   BUSINESS

OVERVIEW

We are one of the largest surface transportation, delivery, and logistics companies in North America. J.B. Hunt Transport Services, Inc. is a publicly held holding company that, through our wholly owned subsidiaries, provides a wide range of reliable transportation, brokerage, and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Unless otherwise indicated by the context, “we,” “us,” “our,” the “Company”, and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries. We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers, independent contractors, or third-party carriers. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, freight handling, specialized equipment, and freight network design. In addition, we provide or arrange for local and home delivery services, generally referred to as last-mile delivery services, to customers through a network of cross-dock and other delivery system locations throughout the continental United States. Utilizing thousands of reliable third-party carriers, we also provide comprehensive freight transportation brokerage and logistics services. In addition to dry-van, full-load operations, we also arrange for these unrelated outside carriers to provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize contracted power units to provide traditional over-the-road full truckload delivery services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360°®, an online platform that offers shippers and carriers greater access, visibility and transparency of the supply chain.

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

Increasingly, our customers are seeking energy-efficient transportation solutions to reduce both cost and greenhouse-gas emissions. Our Company’s vision, to create the most efficient transportation network in North America, focuses on delivering both for our customers across all of our business segments. We seek to accomplish this by maintaining a modern fleet to maximize fuel efficiency, converting loads from truck to rail with our intermodal service, and introducing technologies to optimize freight flows in the supply chain by eliminating waste. Additionally, we continue to test and explore the usage of alternative fuel vehicles. Efforts to improve fleet fuel efficiency and reduce greenhouse gas emissions are ongoing. We are an Environmental Protection Agency (EPA) SmartWay® Transport Partner, and a proud thirteen-time recipient of the EPA’s SmartWay® Excellence Award (awarded consecutively through 2021 before the award program was paused in 2022 and 2023. In 2024 we were listed in Smartway's High Performer List which highlights companies who have achieved significant shipping and freight efficiencies that merit special attention.

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

JBI operates 122,272 pieces of company-owned trailing equipment systemwide. The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality.  We own and maintain our own chassis fleet, consisting of 103,850 units. The containers and chassis are uniquely designed so that they may only be paired together for optimal productivity, which we feel creates an operational competitive advantage.  JBI also manages a fleet of 6,153 company-owned tractors and contracts 349 independent contractor trucks.  At December 31, 2024, the total JBI employee count was 9,253, including 8,117 company drivers and 4 delivery and material assistants.  Revenue for the JBI segment in 2024 was $5.96 billion.

DCS Segment

DCS focuses on private fleet conversion and creation in replenishment and specialized equipment.  We specialize in the design, development, and execution of supply chain solutions that support a variety of transportation networks. Contracts with our customers are long-term, ranging from three to 10 years, with the average being approximately five years. Pricing of our contracts typically involves cost-plus arrangements, with our fixed costs being recovered regardless of equipment utilization, but is customized based on the amount of invested capital and the duration of the contract.

At December 31, 2024, this segment operated 12,048 company-owned trucks, 598 customer-owned trucks, and one independent contractor truck.  DCS also operates 27,149 owned pieces of trailing equipment and 4,897 customer-owned trailers. The DCS segment employed 15,521 people, including 13,173 drivers and 39 delivery and material assistants, at December 31, 2024.  DCS revenue for 2024 was $3.40 billion.

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

At December 31, 2024, the ICS segment employed 590 people, with approximately 110,000 available third-party carriers. ICS revenue for 2024 was $1.14 billion.

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

At December 31, 2024, this segment operated 1,123 company-owned trucks, 206 customer-owned trucks, and 36 independent contractor trucks. FMS also operates 1,137 owned pieces of trailing equipment and 104 customer-owned trailers. The FMS segment employed 2,587 people, including 1,280 drivers and 338 delivery and material assistants, at December 31, 2024. FMS revenue for 2024 was $910 million.

JBT Segment

The service offering in this segment is full-load, dry-van freight, utilizing tractors and trailers operating over roads and highways. JBT offers these services through our J.B. Hunt 360box® program which utilizes our J.B. Hunt 360 platform to access capacity and offer efficient drop trailer solutions to our customers. We typically pick up freight at the dock or specified location of the shipper and transport the load directly to the location of the consignee.  We use independent contractors or third-party carriers who agree to transport freight in our trailers as well as available company-owned tractors and employee drivers.

At December 31, 2024, the JBT segment operated 12,895 company-owned trailers, two company-owned tractors, and employed 266 people, three of whom were drivers. At December 31, 2024, we had 1,917 independent contractors operating in the JBT segment.  JBT revenue for 2024 was $702 million.

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

Human Capital Resources

General

Despite operating over 189,000 pieces of transportation equipment, our single greatest asset and one of the factors differentiating us from our competitors is our service-oriented people. We strive to provide a supportive and safe work environment for its employees, where diverse and innovative ideas can be fostered to solve problems and provide value-added services for our customers. We put forth our best effort to support initiatives that benefit our people and reflect our company values of integrity, respect, innovation, safety, and excellence.

As of December 31, 2024, we had 33,646 employees, which consisted of 22,573 company drivers, 9,266 office personnel, 1,426 maintenance technicians, and 381 delivery and material assistants.  We also had arrangements with 2,303 independent contractors to transport freight in our trailing equipment. None of our employees are represented by unions or covered by collective bargaining agreements.

In managing the Company’s business, our executive leadership focuses on various human capital measures and objectives designed to address the attraction, development, and retention of personnel across the dimensions of culture, career, and wellness. These include but are not limited to competitive compensation and benefits, paid time off, employee retirement plans, bonus and other incentive compensation plans, modern equipment and support, employee listening programs connecting feedback with business action, leadership development, recognition, and tuition assistance.

Culture and Belonging

We work to foster a culture where all employees feel welcomed, valued, respected, safe, and heard, and where the actions of our people reflect our company values.

We measure ourselves through listening to our employees in surveys, focus groups, and town hall meetings with leadership. We use data and ideas from those activities to drive action in support of our leaders and teams. We also facilitate ideation from all employees through our process improvement platform, ELEVATION, where anyone can submit an idea to make the company better.

In addition, our Employee Resource Groups (ERGs), Inclusion Office, and Inclusion Council work together to further a culture of inclusivity. The Company’s seven ERGs are open to all of our employees and offer opportunities for professional development and networking.

Career and Opportunity

Providing career opportunities for our people is an ongoing commitment. Thousands of employees have had the chance to move jobs or be promoted into new roles, and thousands more have participated in leadership training over their careers, including training opportunities for field and office positions. In addition to offering tuition assistance for degree programs or certifications to our employees, family members of employees are also eligible to apply for the J.B. Hunt Scholarship Program for Families, offering the opportunity to receive $2,500 each school year, and up to $10,000 over four years.

Wellness and Safety

The health and well-being of our workforce has always been a priority as safety is ingrained into our corporate culture and is a company value. We strive to conduct all of our operations as safely as possible. Many of our employees participate in regular job-specific safety training programs. In addition, our Million Mile Safe Driving and Recognition Awards Program has for more than 25 years recognized and rewarded our drivers who dedicate themselves to accident-free driving. Since its inception in 1996, the program has awarded more than $40 million in safe driving bonuses, and in 2024, surpassed 5,000 drivers who have achieved one million safe miles.

We believe that access to quality healthcare is also an important part of this priority, and we have programs in place that focus on improving the quality of care that our employees and their families receive. From new and expanded benefit programs to case management support to shortened eligibility waiting periods and more, we are continually assessing our offerings in a competitive and ever-changing healthcare landscape. Paid leave is another key component of this focus, and we offer benefit plans that comply with all applicable laws. Financial wellness is also included in our focus, and we provide seed funding for healthcare savings accounts and opportunities to participate in 401(k) retirement plans.

We are a company that prioritizes a supportive and safe work environment. We believe this is essential for our people to grow and thrive, and for innovative ideas to be fostered and problems to be solved. Throughout this approach, we fulfill our mission to provide long-term value for our people, customers, and shareholders.

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

As of December 31, 2024, our company-owned tractor and truck fleet consisted of 19,326 units. In addition, we had 2,303 independent contractors who operate their own tractors but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets. Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers, improves fuel efficiency and lowers maintenance expense. At December 31, 2024, the average age of our combined tractor fleet was 2.4 years, while our containers averaged 9.6 years of age and our trailers averaged 6.5 years. We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

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

Regulation

Our operations as a for-hire motor carrier are subject to regulation by the U.S. Department of Transportation (DOT) and the Federal Motor Carrier Safety Administration (FMCSA), and certain business is also subject to state rules and regulations. The DOT periodically conducts reviews and audits to ensure our compliance with federal safety requirements, and we report certain accident and other information to the DOT. Our operations into and out of Canada and Mexico are subject to regulation by those countries as well as U.S. Customs and Boarder Protection with respect to cross-border trade and security compliance. We are also subject to a variety of requirements of national, state, and local governments, including the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration.

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

Risks Related to Our Industry

Our business can be significantly impacted by economic conditions, customer business cycles, government policies, and seasonal factors.

Our business is dependent on the freight shipping needs of our customers, which can be heavily impacted by economic conditions and other factors affecting their businesses. Recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers, may substantially reduce freight volumes for which our customers need transportation services and lead to excess capacity in the industry and resulting pressure on the rates we are able to obtain for our services. Adverse economic conditions may also require us to increase our reserve for bad debt losses. Rapid changes in government or political policies, including border or trade policies and tariffs, can also impact our customers operations and reduce their need for freight shipping, or may have an impact on the cost or availability of our equipment. In addition, our results of operations may be affected by seasonal factors. Customers tend to reduce shipments after the winter holiday season, and our operating expenses tend to be higher in the winter months, primarily due to colder weather, which causes higher fuel consumption from increased idle time and higher maintenance costs. Any of these factors could have a significant adverse effect on our financial condition and results of operations.

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

We depend on third parties in the operation of our business, particularly rail service providers, transportation equipment manufacturers, third party carriers and independent contractors.

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

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2024, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. We have experienced substantial increases in the severity of auto liability claims which have exceeded our insurance coverage layers, which has adversely impacted our operating results in recent periods. If the number of claims for which we are self-insured increases or the severity of such claims continues to increase, our operating results could be further adversely affected. We have policies in place for 2025 with substantially the same terms as our 2024 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage. We purchase insurance coverage for the amounts above which we are self-insured. If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

For the calendar year ended December 31, 2024, our top 10 customers, based on revenue, accounted for approximately 35% of our revenue. One customer accounted for approximately 11% of our total revenue for the year ended December 31, 2024. Our JBI, ICS, and JBT segments typically do not have long-term contracts with their customers. While our DCS and FMS segments may involve long-term written contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

A determination that independent contractors are employees could expose us to various liabilities and additional costs.

Federal and state legislation as well as tax and other regulatory authorities have sought to assert that independent contractors in the transportation service industry are employees rather than independent contractors. Recently issued rulemaking by the U.S. Department of Labor, which took effect on March 11, 2024, and the laws of several states, including California, apply stricter tests for determining whether an independent contractor should be classified as an employee. We believe we are in compliance with all applicable independent contractor classification requirements. However, it is possible that other federal or state legislation or regulations could be enacted or that various authorities could assert a position that re-classifies independent contractors as employees. If our independent contractors are determined to be properly classified as employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate individuals for prior time periods. Any of the above increased costs would adversely affect our business and operating results.

We may be subject to litigation claims that could result in significant expenditures.

We by the nature of our operations are exposed to the potential for a variety of litigation, including personal injury claims, vehicular collisions and accidents, alleged violations of federal and state labor and employment laws, such as class-action lawsuits alleging wage and hour violations and improper pay, commercial and contract disputes, cargo loss and property damage claims. While we purchase insurance coverage at levels we deem adequate, future litigation may exceed our insurance coverage or may not be covered by insurance. We accrue a provision for a litigation matter according to applicable accounting standards based on the ongoing assessment of the strengths and weaknesses of the litigation, its likelihood of success, and an evaluation of the possible range of loss. Our inability to defend ourselves against one or more significant litigation claims could have a material adverse effect on our financial results.

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

Governance

The Board of Directors maintains oversight of risks from cybersecurity-related threats, primarily through the Audit Committee. The Audit Committee holds a separate annual in-person meeting with the Company’s Chief Information Officer (CIO) and subsequently provides an update to the Board. The Company’s CIO also attends a second annual meeting directly with the full Board of Directors. Beginning in 2025, in addition to these annual meetings, the CIO or the Sr. Vice President of Engineering & Technology is scheduled to meet with the Audit Committee such that the Board and the Committee receive updates on at least a quarterly basis. Other updates are provided throughout the year to the Audit Committee and the Board, as needed. In the event a cybersecurity incident is determined to be significant, a formal meeting of the full Board of Directors may be convened.

Management

The Company’s CIO, Senior Vice President of Engineering and Technology responsible for technical services, and Vice President of Engineering and Technology responsible for IT risk management oversee all material risks associated with cybersecurity threats. Our CIO has over 30 years of experience leading data and technology initiatives and has held executive and senior leadership roles across Fortune 500 companies. Our Senior Vice President of Engineering and Technology has more than 34 years of IT experience and has led initiatives in IT application development, IT operations, cloud computing, cybersecurity, business continuity, governance, compliance, and enterprise risk management across various industries. Our Vice President of Engineering and Technology, has more than 30 years of expertise with the Company in cybersecurity, engineering, governance, risk, and compliance, having successfully led numerous projects for the Company. Their backgrounds provide them with a comprehensive understanding of cybersecurity challenges and solutions.

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

ITEM 2.   PROPERTIES

We own our corporate headquarters in Lowell, Arkansas. In addition, we own or lease buildings in Lowell that we utilize for administrative support and warehousing. We also own or lease 54 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel, and employ personnel to support operations. These facilities vary in size from 1 to 39 acres. Each of our business segments utilizes these facilities. In addition, we have 111 leased or owned facilities in our FMS cross-dock and other delivery system networks and multiple leased or owned remote sales offices or branches in our ICS segment. We also own or lease multiple small facilities, offices, and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	577	949,000	205,000
Cross-dock and delivery system facilities	98	3,810,000	138,000
Corporate headquarters campus, Lowell, Arkansas	140	-	707,000
Branch sales offices	-	-	164,000
Other facilities, offices, and parking yards	825	864,000	298,000

ITEM 3.   LEGAL PROCEEDINGS

See Note 9, Commitments and Contingencies in our Consolidated Financial Statements for disclosures related to legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “JBHT.” At December 31, 2024, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued. We had 100.6 million and 103.2 million shares outstanding as of December 31, 2024 and 2023 respectively. On February 18, 2025, we had 893 shareholders of record of our common stock.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and any other factors the Board of Directors may deem relevant. On January 23, 2025, we announced an increase in our quarterly cash dividend from $0.43 to $0.44 per share, which was paid February 21, 2025, to shareholders of record on February 7, 2025. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended December 31, 2024:

Period	Total Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
October 1 through October 31, 2024	37,247	$166.21	37,247	$961
November 1 through November 30, 2024	52,815	181.11	52,815	951
December 1 through December 31, 2024	398,656	175.30	398,656	882
Total	488,718	$175.24	488,718	$882

(1)	On August 16, 2024, our Board of Directors authorized the purchase of up to $1 billion of our common stock. This stock repurchase program has no expiration date.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of shareholders of our common stock with the cumulative total returns of the S&P 500 index, Nasdaq Transportation index, and a customized peer group.  The peer group consists of 13 companies: CH Robinson Worldwide Inc, CSX Corp, Expeditors International Of Washington Inc, Hub Group Inc, Knight-Swift Transportation Holdings Inc, Norfolk Southern Corp, Old Dominion Freight Line Inc, Republic Services Inc, Ryder System Inc, Schneider National Inc, Union Pacific Corp, Waste Management Inc and XPO Inc. We have removed Stericycle, Inc. from our peer group as it was acquired by Waste Management, Inc. in November 2024. The graph assumes the value of the investment in our common stock, in the two indexes, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2019 and tracks it through December 31, 2024. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31,
	2019	2020	2021	2022	2023	2024

J.B. Hunt Transport Services, Inc.	$100.00	$118.10	$177.90	$153.12	$177.00	$152.66
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Nasdaq Transportation	100.00	106.29	120.41	97.55	130.87	133.76
Peer Group	100.00	119.84	159.21	136.89	163.47	167.78

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2023 and 2024, we were self-insured for $500,000 per occurrence as well as subject to coverage-layer-specific, aggregated reimbursement limits of covered excess claims for personal injury and property damage. We were fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2025 with substantially the same terms as our 2024 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate personal injury and property damage claim liability. This process involves the use of expected loss rates, loss-development factors based on our historical claims experience, claim frequencies and severity, and contractual premium adjustment factors, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2024, we had current accruals of approximately $232 million and long-term accruals of approximately $369 million for estimated claims. A significant increase in the volume of claims or amount of settlements exceeding our coverage-layer specific, aggregated reimbursement limits could result in a significant increase in our estimated liability for claims in future periods. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims. At December 31, 2024, we have recorded current assets of $237 million and long-term assets of $192 million of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis, and trailers in connection with our business. This equipment may be purchased or acquired under lease agreements. In addition, we may rent revenue equipment from various third parties under short-term rental arrangements. Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairment to these assets at December 31, 2024.

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

	Percentage of Operating Revenues		Percentage Change Between Years
	2024	2023
Operating revenues	100.0%	100.0%	(5.8)%

Operating expenses:
Rents and purchased transportation	44.5	45.8	(8.4)
Salaries, wages and employee benefits	26.7	25.4	(0.8)
Depreciation and amortization	6.3	5.8	3.1
Fuel and fuel taxes	5.4	5.9	(13.2)
Operating supplies and expenses	4.1	4.0	(2.7)
Insurance and claims	2.6	2.5	(0.6)
General and administrative expenses, net of asset dispositions	2.5	2.0	11.6
Operating taxes and licenses	0.6	0.6	(3.3)
Communication and utilities	0.4	0.3	3.9
Total operating expenses	93.1	92.3	(4.9)
Operating income	6.9	7.7	(16.3)
Net interest expense	0.6	0.4	23.0
Earnings before income taxes	6.3	7.3	(18.8)
Income taxes	1.6	1.6	(8.7)
Net earnings	4.7%	5.7%	(21.6)%

2024 Compared With 2023

Consolidated Operating Revenues

Our total consolidated operating revenues decreased 5.8% to $12.09 billion in 2024, compared to $12.83 billion in 2023. This decrease was primarily due to lower volume within DCS, ICS and JBT, decreased revenue per load within JBI and JBT, and decreased revenue and stop counts in FMS. Fuel surcharge revenues decreased 17.4% to $1.53 billion in 2024, compared to $1.85 billion in 2023. Revenues, excluding fuel surcharge revenues, decreased 3.8% from 2023.

Consolidated Operating Expenses

Our 2024 consolidated operating expenses decreased 4.9% from 2023, while year-over-year revenue decreased 5.8%, resulting in a 2024 operating ratio of 93.1% compared to 92.3% in 2023.

Rents and purchased transportation costs decreased 8.4% in 2024, primarily due to a decrease in rail and truck carrier purchased transportation rates within JBI, ICS and JBT segments and decreased ICS and JBT load volume, which decreased services provided by third-party rail and truck carriers during the current year. Salaries, wages and employee benefit costs decreased 0.8% in 2024 from 2023. This decrease was primarily related to a decrease in employee headcounts, partially offset by an increase in group medical benefit expenses and wage increases.

Depreciation and amortization expense increased 3.1% in 2024, primarily due to the addition of tractors and trailing equipment within JBI and additional depreciation and amortization expense resulting from the recent business acquisition of BNSF Logistics, LLC (BNSFL), partially offset by the impact of the change in expected useful lives of our container fleet and equipment reductions within DCS.

Fuel and fuel taxes expense decreased 13.2% in 2024 compared with 2023, due primarily to a decrease in the price of fuel during 2024 and decreased road miles. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional, or local fuel prices. While these programs may address fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue. As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues. Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties. These payments are classified as purchased transportation expense.

Operating supplies and expenses decreased 2.7% in 2024 compared with 2023, driven primarily by lower equipment maintenance costs, decreased towing expenses, lower tolls expense, and decreased other operating supply costs compared to 2023. Insurance and claims expense decreased 0.6% in 2024, primarily due to lower reserve expense for claims subject to insurance coverage-layer-specific aggregated limits and lower claim volume, partially offset by increased cost per claim and higher insurance policy premium expense. General and administrative expenses increased 11.6% from 2023, primarily due to an increase in building and yard rental expense, higher agent services expense, increased technology costs, and higher bad debt expense, partially offset by lower advertising costs and lower net losses from sale or disposal of assets. Net loss from sale or disposal of assets was $14.6 million in 2024, compared to a net loss from sale or disposal of assets of $27.8 million in 2023.

Net interest expense for 2024 increased by 23.0% compared with 2023, due primarily to an increase in effective interest rates on our debt and an increase in our average debt balance. Income tax expense decreased 8.7% in 2024, due primarily to decreased taxable earnings in 2024, partially offset by a higher effective income tax rate. Our effective income tax rate was 24.8% in 2024 and 22.1% in 2023. The increase in rate was primarily due to discrete tax items recorded in 2023 that were not incurred in 2024.

Segments

We operated five business segments during 2024. The operation of each of these businesses is described in our Notes to Consolidated Financial Statements. The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment
	Years Ended December 31, (in millions)
	2024	2023
JBI	$5,956	$6,208
DCS	3,396	3,543
ICS	1,141	1,390
FMS	910	918
JBT	702	789
Total segment revenues	12,105	12,848
Intersegment eliminations	(18)	(18)
Total	$12,087	$12,830

	Operating Income by Segment
	Years Ended December 31, (in millions)
	2024	2023
JBI	$430	$569
DCS	376	405
ICS	(56)	(44)
FMS	60	47
JBT	21	16
Total	$831	$993

Operating Data by Segment

	Years Ended December 31,
	2024	2023
JBI
Loads	2,090,732	2,044,980
Average length of haul (miles)	1,692	1,673
Revenue per load	$2,849	$3,035
Average tractors during the period(1)	6,368	6,488
Tractors (end of period)	6,502	6,380
Trailing equipment (end of period)	122,272	118,171
Average effective trailing equipment usage	104,103	99,374

DCS
Loads	3,985,221	4,274,677
Average length of haul (miles)	181	175
Revenue per truck per week(2)	$5,075	$5,184
Average trucks during the period(3)	12,988	13,290
Trucks (end of period)	12,647	13,252
Trailing equipment (end of period)	32,046	32,600
Average effective trailing equipment	32,639	32,408

ICS
Loads	609,854	764,839
Revenue per load	$1,872	$1,818
Gross profit margin	16.1%	13.4%
Employee count (end of period)	590	861
Approximate number of third-party carriers (end of period)	110,000	122,100
Marketplace for J.B. Hunt 360 revenue (millions)	$395.8	$765.6

FMS
Stops	4,316,578	4,596,715
Average trucks during the period(3)	1,373	1,540

JBT
Loads	389,832	410,091
Revenue per load	$1,800	$1,925
Average length of haul	629	652
Tractors (end of period)
Company-owned	2	27
Independent contractor	1,917	1,931
Total tractors	1,919	1,958
Trailers (end of period)	12,895	13,561
Average effective trailing equipment usage	12,552	13,000

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue decreased 4% to $5.96 billion in 2024, from $6.21 billion in 2023. This decrease in revenue was primarily a result of a 6% decrease in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue, partially offset by a 2% increase in load volume. Eastern network load volumes decreased 1% and transcontinental loads increased 5% compared to 2023. Revenue per load excluding fuel surcharges decreased 4% compared to 2023.

Operating income of the JBI segment decreased to $430 million in 2024, from $569 million in 2023. The decrease is primarily due to decreased revenue, increased maintenance and equipment-related costs, increased insurance premiums expense, and higher driver wages and benefits, partially offset by lower rail and third-party dray purchased transportation expense. In addition, JBI incurred $16 million in expense for the segment’s portion of an additional casualty claims reserve in 2023.

DCS Segment

DCS segment revenue decreased 4% to $3.40 billion in 2024, from $3.54 billion in 2023. Productivity, defined as revenue per truck per week, decreased 2% compared to 2023. Productivity, excluding fuel surcharge revenue, remained flat, primarily due to decreased asset utilization and increased idle equipment, offset by contractual index-based rate increases. Customer retention rates were approximately 90%.

Operating income of our DCS segment decreased to $376 million in 2024, from $405 million in 2023. The decrease is primarily due to decreased revenue, higher insurance premiums expense, and higher new account start-up costs, partially offset by decreased equipment-related costs, lower personnel costs, decreased loss on equipment sales, and the maturing of new business onboarded over the past year. In addition, DCS incurred $20 million in expense for the segment’s portion of an additional casualty claims reserve in 2023.

ICS Segment

ICS segment revenue decreased 18% to $1.14 billion in 2024, from $1.39 billion in 2023. Overall volumes decreased 20%, while revenue per load increased 3%, primarily due to higher contractual and spot rates and changes in customer freight mix when compared to 2023. The decrease in revenue was partially offset by additional revenue from the acquisition of the brokerage assets of BNSFL in the third quarter 2023. Contractual business was 61% of the total load volume and 61% of the total revenue in 2024, compared to 64% of the total load volume and 63% of the total revenue in 2023.

Our ICS segment had an operating loss of $56 million in 2024 compared to an operating loss of $44 million in 2023, primarily due to decreased revenue and integration costs related to the BNSFL acquisition, which included the impairment or accelerated amortization of certain acquired intangible, information system, and lease assets totaling $26 million. These items were partially offset by lower personnel expenses and reduced equipment rental expense during 2024. Gross profit margin increased to 16.1% in the current year versus 13.4% in 2023. Approximately $396 million of ICS revenue for 2024 was executed through the Marketplace for J.B. Hunt 360 compared to $766 million in 2023. ICS’s carrier base decreased 10% when compared to 2023, primarily due to changes in carrier qualification requirements. In addition, ICS incurred $10 million in expense for the segment’s portion of an additional casualty claims reserve in 2023.

FMS Segment

FMS segment revenue decreased 1% to $910 million in 2024 from $918 million in 2023, primarily due to general weakness in customer demand and loss of business due to internal efforts to improve revenue quality across certain accounts, partially offset by improved revenue quality at underperforming accounts and the addition of multiple new customer contracts implemented over the past year.

Operating income of our FMS segment increased to $60 million in 2024, from $47 million in 2023. The increase in operating income was primarily due to improvements in revenue quality, lower personnel expenses, a $4.2 million net benefit from offsetting claim settlements, and overall cost management, partially offset by higher purchased transportation expense. In addition, FMS incurred $3 million in expense for the segment’s portion of an additional casualty claims reserve in 2023.

JBT Segment

JBT segment revenue decreased 11% to $702 million in 2024, from $789 million in 2023. Excluding fuel surcharges, revenue for 2024 decreased 9% compared to 2023, primarily due to a 5% decrease in revenue excluding fuel surcharge revenue per load and a 5% decrease in load volume compared to 2023. Total average effective trailer count in 2024 was 12,552 compared to 13,000 in 2023. At the end of 2024, JBT operated 1,919 tractors, predominantly independent contractors, compared to 1,958 at the end of 2023.

Operating income of our JBT segment increased to $21 million in 2024, from $16 million in 2023. The increase in operating income was driven primarily by lower personnel expenses, lower equipment-related costs and overall cost management initiatives, partially offset by higher insurance premiums expense. In addition, JBT incurred $4 million in expense for the segment’s portion of an additional casualty claims reserve in 2023.

This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for the years ended December 31, 2024 and 2023. For a comparison of the years ended December 31, 2023 and 2022, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.48 billion in 2024, compared to $1.74 billion in 2023. The decrease was primarily due to decreased earnings of approximately $157 million and the timing of general working capital activities.

Net cash used in investing activities totaled $664 million in 2024, compared with $1.69 billion in 2023. The decrease resulted primarily from a decrease in equipment purchases, net of proceeds from the sale of equipment.

Net cash used in financing activities was $826 million in 2024, compared with $58 million in 2023. This increase resulted primarily from an increase in current year treasury stock purchases, retirement of long-term debt, and lower net borrowings from revolving lines of credit in 2024.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and other factors the Board of Directors may deem relevant. We paid a $0.42 per share quarterly dividend in 2023 and a $0.43 per share quarterly dividend in 2024. On January 23, 2025, we announced an increase in our quarterly cash dividend from $0.43 to $0.44 per share, which was paid February 21, 2025, to shareholders of record on February 7, 2025. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At December 31, 2024, we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At December 31, 2024, we had a cash balance of $47 million. Under our senior credit facility, we had a $280.0 million outstanding balance on the revolving line of credit and a $500.0 million outstanding balance of term loans at an average interest rate of 5.48%.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At December 31, 2024, we were in compliance with all covenants and financial ratios.

We are currently committed to spend approximately $677 million, net of proceeds from sales or trade-ins, during the years 2025 and 2026, as well as an additional $89 million thereafter. These expenditures will relate primarily to the acquisition of tractors, containers, chassis, and other trailing equipment. We had no other off-balance sheet arrangements as of December 31, 2024.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have a fixed interest rate of 3.875%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior credit facility and term loan have variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At December 31, 2024, the average interest rate under our senior credit facility and term loan was 5.48%. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $7.8 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2024. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases. As of December 31, 2024, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Earnings for years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Shareholders’ Equity for years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for years ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

The effectiveness of internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. PricewaterhouseCoopers LLP’s report on internal control over financial reporting is included herein (following Item 15).

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2025.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2025.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except as set forth below, the information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2025.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2024, information about compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)		(C)
Equity compensation plans approved by security holders	1,089,528	$-	(2)	3,531,582

(1)	We have no equity compensation plans that are not approved by security holders.

(2)

Currently, only restricted share units remain outstanding under our equity compensation plan. Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis and, accordingly, do not include an exercise price.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2025.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2025.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Financial Statements The financial statements included in Item 8 above are filed as part of this annual report.

(2)	Financial Statement Schedules Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Other Receivables for the Years Ended:	Balance at Beginning of Year	Charged to Expense	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2022	$16.8	$9.0	$(3.5)	$22.3
December 31, 2023	22.3	9.0	(6.7)	24.6
December 31, 2024	24.6	11.8	(4.0)	32.4

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

10.3	Amended and Restated Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed October 3, 2022)

19.1	Insider Trading Policy of J.B. Hunt Transport Services, Inc.

21.1	Subsidiaries of J.B. Hunt Transport Services, Inc.

22.1	List of Guarantor Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney of Members of J.B. Hunt Transport Services, Inc. Board of Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 C.F.R. 240.10D-1.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 21st day of February 2025.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ Shelley Simpson
Shelley Simpson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 21st day of February 2025, on behalf of the registrant and in the capacities indicated.

/s/ Shelley Simpson	President and Chief Executive Officer
Shelley Simpson	(Principal Executive Officer)

/s/ John Kuhlow	Chief Financial Officer,
John Kuhlow	Executive Vice President
(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors
John N. Roberts, III

*	Member of the Board of Directors
James L. Robo	(Independent Lead Director)

*	Member of the Board of Directors
Francesca M. Edwardson

*	Member of the Board of Directors
Sharilyn S. Gasaway

*	Member of the Board of Directors
John B. Hill, III

*	Member of the Board of Directors
J. Bryan Hunt, Jr.

*	Member of the Board of Directors
Persio Lisboa

* By /s/ Shelley Simpson

Shelley Simpson

As Attorney-in-Fact Pursuant to Powers of Attorney filed herewith

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our management has concluded that as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. PricewaterhouseCoopers LLP’s report on internal control over financial reporting is included herein.

/s/ Shelley Simpson	/s/ John Kuhlow
Shelley Simpson	John Kuhlow
President and Chief Executive Officer	Chief Financial Officer,
(Principal Executive Officer)	Executive Vice President
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of J.B. Hunt Transport Services, Inc. and its subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of earnings, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Personal injury and property damage claims accruals

As described in Note 2 to the consolidated financial statements, the Company maintains insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents and cargo damage which include a level of self-insurance coverage applicable to each claim. As of December 31, 2024, the Company’s current claims accrual balance was $232 million and long-term claims accrual balance was $369 million, of which a significant portion of claims related to personal injury and property damage. The Company recognizes a liability at the time of the incident based on an analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Management uses an actuarial method to develop current claim information to derive an estimate of the ultimate personal injury and property damage claim liability, which involves the use of expected loss rates, loss-development factors based on historical claims experience, and claim frequencies and severity.

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

February 21, 2025

We have served as the Company’s auditor since 2021.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Balance Sheets
December 31, 2024 and 2023
(in thousands, except share data)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$46,983	$53,344
Trade accounts receivable, net	1,224,166	1,334,912
Other receivables	257,774	231,248
Inventories	41,662	42,186
Prepaid expenses and other current assets	200,398	299,502
Total current assets	1,770,983	1,961,192
Property and equipment, at cost:
Revenue and service equipment	7,541,314	7,293,093
Land	269,222	258,144
Structures and improvements	533,425	462,536
Software, office equipment and furniture	804,967	754,099
Total property and equipment	9,148,928	8,767,872
Less accumulated depreciation	3,419,129	2,993,959
Net property and equipment	5,729,799	5,773,913
Goodwill	134,057	134,057
Other intangible assets, net	96,922	133,896
Other assets	580,509	585,090
Total assets	$8,312,270	$8,588,148

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$500,000	$249,961
Trade accounts payable	645,925	737,364
Claims accruals	257,121	220,357
Accrued payroll and payroll taxes	122,477	94,563
Other accrued expenses	152,517	150,255
Total current liabilities	1,678,040	1,452,500
Long-term debt	977,702	1,326,107
Long-term claims accruals	368,704	326,920
Other long-term liabilities	377,070	392,766
Deferred income taxes	896,249	986,097
Total liabilities	4,297,765	4,484,390
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2024 and 2023, of which 100,555,126 and 103,220,027 shares were outstanding at December 31, 2024 and 2023, respectively)	1,671	1,671
Additional paid-in capital	583,945	549,132
Retained earnings	7,373,462	6,978,119
Treasury stock, at cost (66,544,306 shares at December 31, 2024, and 63,879,405 shares at December 31, 2023)	(3,944,573)	(3,425,164)
Total shareholders’ equity	4,014,505	4,103,758

Total liabilities and shareholders' equity	$8,312,270	$8,588,148

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Earnings
Years Ended December 31, 2024, 2023 and 2022
(in thousands, except per share amounts)

	2024	2023	2022

Operating revenues, excluding fuel surcharge revenues	$10,557,709	$10,978,387	$12,381,359
Fuel surcharge revenues	1,529,495	1,851,278	2,432,640
Total operating revenues	12,087,204	12,829,665	14,813,999
Operating expenses:
Rents and purchased transportation	5,378,336	5,872,591	7,392,179
Salaries, wages and employee benefits	3,232,440	3,257,484	3,373,063
Depreciation and amortization	761,141	737,954	644,520
Fuel and fuel taxes	652,129	751,497	931,710
Operating supplies and expenses	495,375	509,354	502,553
Insurance and claims	313,664	315,678	318,123
General and administrative expenses, net of asset dispositions	306,355	274,564	215,361
Operating taxes and licenses	72,547	74,996	68,230
Communication and utilities	43,992	42,351	36,707
Total operating expenses	11,255,979	11,836,469	13,482,446
Operating income	831,225	993,196	1,331,553
Interest income	7,311	7,624	1,069
Interest expense	79,020	65,933	51,249
Earnings before income taxes	759,516	934,887	1,281,373
Income taxes	188,630	206,600	312,022
Net earnings	$570,886	$728,287	$969,351

Weighted average basic shares outstanding	101,947	103,440	104,141
Basic earnings per share	$5.60	$7.04	$9.31
Weighted average diluted shares outstanding	102,754	104,451	105,276
Diluted earnings per share	$5.56	$6.97	$9.21

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2024, 2023 and 2022
(in thousands, except per share amounts)

		Additional
	Common	Paid-in	Retained	Treasury	Shareholders’
	Stock	Capital	Earnings	Stock	Equity
Balances at December 31, 2021	$1,671	$448,217	$5,621,103	$(2,953,175)	$3,117,816
Comprehensive income:
Net earnings	-	-	969,351	-	969,351
Cash dividend declared and paid ($1.60 per share)	-	-	(166,724)	-	(166,724)
Purchase of treasury shares	-	-	-	(300,030)	(300,030)
Share-based compensation	-	77,535	-	-	77,535
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(25,855)	-	(5,325)	(31,180)

Balances at December 31, 2022	$1,671	$499,897	$6,423,730	$(3,258,530)	$3,666,768
Comprehensive income:
Net earnings	-	-	728,287	-	728,287
Cash dividend declared and paid ($1.68 per share)	-	-	(173,898)	-	(173,898)
Purchase of treasury shares	-	-	-	(159,576)	(159,576)
Share-based compensation	-	79,189	-	-	79,189
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(29,954)	-	(7,058)	(37,012)

Balances at December 31, 2023	$1,671	$549,132	$6,978,119	$(3,425,164)	$4,103,758
Comprehensive income:
Net earnings	-	-	570,886	-	570,886
Cash dividend declared and paid ($1.72 per share)	-	-	(175,543)	-	(175,543)
Purchase of treasury shares	-	-	-	(513,924)	(513,924)
Share-based compensation	-	65,686	-	-	65,686
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(30,873)	-	(5,485)	(36,358)

Balances at December 31, 2024	$1,671	$583,945	$7,373,462	$(3,944,573)	$4,014,505

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022
(in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net earnings	$570,886	$728,287	$969,351
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	761,141	737,954	644,520
Noncash lease expense	100,178	97,666	83,797
Share-based compensation	65,686	79,189	77,535
(Gain)/loss on sale of revenue equipment and other	14,557	27,806	(25,422)
Deferred income taxes	(89,848)	65,566	175,089
Changes in operating assets and liabilities:
Trade accounts receivable	110,746	259,449	(13,950)
Income taxes receivable or payable	(26,182)	12,165	(69,025)
Other current assets	94,639	(39,351)	(83,892)
Trade accounts payable	(109,806)	(48,346)	(23,838)
Claims accruals	48,137	18,429	117,887
Accrued payroll and other accrued expenses	(56,978)	(194,196)	(75,170)
Net cash provided by operating activities	1,483,156	1,744,618	1,776,882
Cash flows from investing activities:
Additions to property and equipment	(865,373)	(1,862,431)	(1,540,796)
Proceeds from sale of equipment	190,967	262,216	108,901
Proceeds from sale of investment	6,929	-	-
Business acquisitions	3,785	(85,000)	(118,175)
Net cash used in investing activities	(663,692)	(1,685,215)	(1,550,070)
Cash flows from financing activities:
Payments on long-term debt	(250,000)	-	(350,000)
Proceeds from revolving lines of credit and other	3,070,600	2,223,600	1,738,100
Payments on revolving lines of credit and other	(2,920,600)	(1,911,100)	(1,420,600)
Purchase of treasury stock	(513,924)	(159,576)	(300,030)
Stock repurchased for payroll taxes and other	(36,358)	(37,012)	(31,180)
Dividends paid	(175,543)	(173,898)	(166,724)
Net cash used in financing activities	(825,825)	(57,986)	(530,434)
Net (decrease)/increase in cash and cash equivalents	(6,361)	1,417	(303,622)
Cash and cash equivalents at beginning of year	53,344	51,927	355,549
Cash and cash equivalents at end of year	$46,983	$53,344	$51,927
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$80,861	$65,561	$50,433

Income taxes	$305,103	$135,385	$195,827
Noncash investing activities
Accruals for equipment received	$73,906	$44,692	$107,474

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

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

Revision to Previously Issued Financial Statements

We revised our Consolidated Balance Sheet at December 31, 2023 to correct an error in the classification of our claims accruals and corresponding insurance receivables for claims in excess of self-insurance levels, which are included in other receivables. This revision resulted in $326.9 million of claims accruals previously reported as current liabilities and $173.6 million of insurance receivables previously reported in current assets, being classified in long-term claims accruals and other assets, respectively, based on our expectations of the timing of payments and receipt of insurance recoveries.

We also revised our Consolidated Balance Sheet at December 31, 2023 to correct an error in the calculation of our insurance accruals deferred tax asset and correct the associated impacts of this adjustment in the Consolidated Statement of Cash Flows. This revision resulted in a $49.9 million increase in deferred income taxes and other receivables on the Consolidated Balance Sheet at December 31, 2023 as well as corresponding revisions to deferred income taxes and income taxes receivable or payable in our Consolidated Statement of Cash Flows for the year ended December 31, 2023, with no effect on previously reported net cash provided by operating activities.

We evaluated the impact of these items under the guidance of the SEC Staff Accounting Bulletin No. 99, "Materiality," and determined that these errors are not material to our previously issued financial statements. Accordingly, we have revised the Consolidated Balance Sheet and Consolidated Statement of Cash Flows for the year ended December 31, 2023 included in the accompanying financial statements.

Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term, highly liquid investments. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts is calculated over the life of the underlying receivable and is based on historical experience; any known trends or uncertainties related to customer billing and account collectability; current economic conditions; and reasonable and supportable economic forecasts, each applied to segregated risk pools based on the business segment that generated the receivable. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts for our trade accounts receivable was $32.4 million at December 31, 2024 and $24.6 million at December 31, 2023. During 2024, the allowance for uncollectible accounts increased by $11.8 million and was reduced $4.0 million by write-offs. During 2023, the allowance for uncollectible accounts increased by $9.0 million and was reduced $6.7 million by write-offs.

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

At December 31, 2024 and 2023, we had no available-for-sale securities. See Note 7, Employee Benefit Plans, for a discussion of our trading securities.

Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 4 to 10 years for tractors, 7 to 25 years for trailing equipment, 10 to 40 years for structures and improvements, 3 to 10 years for computer hardware and software, and 3 to 10 years for furniture and other office equipment. Salvage values are typically 10% to 30% of original cost for tractors and trailing equipment and reflect any agreements with tractor suppliers for residual or trade-in values for certain new equipment. We periodically review these useful lives and salvage values. We capitalize tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service. Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition and are classified in general and administrative expenses, net of asset dispositions in the Consolidated Statements of Earnings.

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

Integrated Capacity Solutions (ICS) - ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and expedited, as well as a variety of dry-van and intermodal solutions. ICS performs these services through customer contractual rate quotes as well as spot quotes that are one-time rate quotes issued for a single transaction or group of transactions. ICS further offers these services through an online multimodal marketplace via J.B. Hunt 360°® that matches the right load with the right carrier and the best mode.

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

Derivative Instruments

We periodically utilize derivative instruments to manage exposure to changes in interest rates. At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively. At December 31, 2024 and 2024, we had no derivative instruments.

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

	Years ended December 31,
	2024	2023	2022
Weighted average shares outstanding – basic	101,947	103,440	104,141
Effect of common stock equivalents	807	1,011	1,135
Weighted average shares outstanding – diluted	102,754	104,451	105,276

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For each of the years ended December 31, 2024, 2023, and 2022, our top 10 customers, based on revenue, accounted for approximately 35%, 36%, and 38% of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 29% and 34% of our total trade accounts receivable at December 31, 2024 and 2023, respectively. One customer accounted for approximately 11%, 13%, and 14% of our total revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Each of our five business segments conduct business with this customer.

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

The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type. For 2022 through 2024, we were self-insured for $500,000 per occurrence as well as subject to coverage-layer-specific, aggregated reimbursement limits of covered excess claims for personal injury and property damage. We were fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2025 with substantially the same terms as our 2024 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate personal injury and property damage claim liability. This process involves the use of expected loss rates, loss-development factors based on our historical claims experience, claim frequencies and severity, and contractual premium adjustment factors, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2024 and 2023, we had current accruals of approximately $232 million and $196 million, respectively, and long-term accruals of approximately $369 million and $327 million, respectively, for estimated claims, which are recorded in claims accruals and long-term claims accruals in our Consolidated Balance Sheets. A significant increase in the volume of claims or amount of settlements exceeding our coverage-layer specific, aggregated reimbursement limits could result in significant increase in our estimated liability for claims in future periods. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2024 and 2023, we have recorded $429 million and $493 million, respectively, of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums. Of these total asset balances, $116 million and $102 million have been included in other receivables, $121 million and $217 million in prepaid expenses and other current assets, and $192 million and $174 million in other assets in our Consolidated Balance Sheets at December 31, 2024 and 2023, respectively.

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

Accounting Pronouncements Adopted in 2024

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expense categories and amounts for each of our reportable segments. The new standard was effective retrospectively for us on January 1, 2024, for annual periods, and January 1, 2025, for interim periods, with early adoption permitted. We adopted ASU 2023-07 retrospectively in the fourth quarter 2024. See Note 13, Segment Information in our Consolidated Financial Statements.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. The new standard is effective prospectively for us on January 1, 2027, for annual periods, and January 1, 2028, for interim periods, with retrospective adoption permitted. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Consolidated Financial Statements.

3.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost under our current financing arrangements consist of the following (in millions):

	December 31,
	2024	2023
Senior credit facility	$778.7	$627.9
Senior notes	699.0	948.2
Less current portion of long-term debt	(500.0)	(250.0)
Total long-term debt	$977.7	$1,326.1

Aggregate maturities of long-term debt subsequent to December 31, 2024, are as follows: $500.0 million in 2025, $699.0 million in 2026, and $278.7 million in 2027.

Senior Credit Facility

At December 31, 2024, we were authorized to borrow up to $1.5 billion through a revolving line of credit and committed term loans, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. The committed term loans authorized us to borrow up to an additional $500 million during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At December 31, 2024, we had $280.0 million outstanding on the revolving line of credit and a $500.0 million outstanding balance of term loans, at an average interest rate of 5.48%, under this agreement.

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

Our financing arrangements require us to maintain certain financial covenants and ratios.  We were in compliance with all financial covenants and ratios at December 31, 2024.

4.	Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2024 or 2023. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders. On January 23, 2025, we announced an increase in our quarterly cash dividend from $0.43 to $0.44 per share, which was paid February 21, 2025, to shareholders of record on February 7, 2025. At December 31, 2024, we had 1.1 million shares of common stock to be issued upon the vesting of equity awards and 3.5 million shares reserved for future issuance pursuant to share-based payment plans. During calendar year 2024, we purchased approximately 3,040,000 shares, or $513.9 million, of our common stock in accordance with plans authorized by our Board. At December 31, 2024, we had $882.1 million available under an authorized plan to purchase our common stock.

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

	Years ended December 31,
	2024	2023	2022
Restricted share units
Pretax compensation expense	$49,172	$56,837	$54,276
Tax benefit	12,214	12,561	13,216
Restricted share units, net of tax	$36,958	$44,276	$41,060
Performance share units
Pretax compensation expense	$16,514	$22,352	$23,259
Tax benefit	4,102	4,940	5,664
Performance share awards, net of tax	$12,412	$17,412	$17,595

A summary of our restricted share units and performance share units is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	936,492	$147.02
Granted	269,322	192.98
Vested	(430,890)	146.06
Forfeited	(37,687)	171.81
Unvested at December 31, 2024	737,237	$163.83

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	386,723	$163.87
Granted	140,469	195.24
Vested	(138,115)	150.73
Forfeited	(36,786)	186.85
Unvested at December 31, 2024	352,291	$179.14

At December 31, 2024, we had $57.6 million and $27.6 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is expected to be recognized over the remaining weighted average vesting period of approximately 3.0 years for restricted share units and 2.1 years for performance share units.

The aggregate intrinsic value of restricted and performance share units vested during the years ended December 31, 2024, 2023, and 2022, was $105.4 million, $104.0 million, and $94.0 million, respectively. The aggregate intrinsic value of unvested restricted and performance share units was $185.9 million at December 31, 2024, with a remaining weighted average vesting period of approximately 2.9 years. The total fair value of shares vested for restricted share and performance share units during the years ended December 31, 2024, 2023, and 2022, was $83.8 million, $73.8 million, and $63.1 million, respectively.

6.	Income Taxes

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2024	2023	2022
Current:
Federal	$244,770	$106,004	$85,855
State and local	25,328	35,030	51,078
Foreign	8,380	-	-
	278,478	141,034	136,933
Deferred:
Federal	(88,016)	66,000	172,334
State and local	(1,832)	(434)	2,755
	(89,848)	65,566	175,089
Total tax expense/(benefit)	$188,630	$206,600	$312,022

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 21% as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Income tax at federal statutory rate	$159,498	$196,326	$269,088
State tax, net of federal effect	21,051	28,997	41,624
Federal 1341 Claim	-	(14,616)	-
Other, net	8,081	(4,107)	1,310
Total tax expense	$188,630	$206,600	$312,022

Income taxes receivable was $116.7 million and $90.5 million at December 31, 2024 and 2023, respectively. These amounts have been included in other receivables in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023, are presented below (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Insurance accruals	$69,168	$58,614
Allowance for doubtful accounts	12,584	10,766
Compensation accrual	9,882	8,003
Deferred compensation accrual	26,805	36,309
Federal benefit of state uncertain tax positions	17,693	17,491
Lease liabilities	74,858	82,048
State NOL carry-forward	4,235	5,478
Other	3,815	3,890
Total gross deferred tax assets	219,040	222,599
Valuation allowance	(4,235)	(5,478)
Total deferred tax assets, net of valuation allowance	214,805	217,121
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	1,001,537	1,057,922
Prepaid permits and insurance, principally due to expensing for income tax purposes	35,592	63,880
Lease right-of-use assets	73,925	81,416
Total gross deferred tax liabilities	1,111,054	1,203,218
Net deferred tax liability	$896,249	$986,097

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

	December 31,
	2024	2023	2022
Beginning balance	$80.9	$89.1	$78.5
Additions based on tax positions related to the current year	13.3	16.2	25.8
Additions/(reductions) based on tax positions taken in prior years	(2.9)	0.5	2.8
Reductions due to settlements	(1.4)	(14.6)	(8.0)
Reductions due to lapse of applicable statute of limitations	(11.9)	(10.3)	(10.0)
Ending balance	$78.0	$80.9	$89.1

At December 31, 2024 and 2023, we had a total of $78.0 million and $80.9 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $63.4million and $65.6 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2024 and 2023, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Statements of Earnings.  The amount of accrued interest and penalties recognized during the years ended December 31, 2024, 2023, and 2022, was $7.8 million, $5.3 million, and $4.3 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2024 and 2023, was $13.1 million and $9.0 million, respectively. No material change in unrecognized tax benefits is expected in the next 12 months.

Tax years 2017 and forward remain subject to examination by federal tax jurisdictions, while tax years 2014 and forward remain open for state jurisdictions.

7.	Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2024, 2023, and 2022, our matching contributions to the plan were $35.2 million, $34.3 million, and $32.5 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of 2 to 25 years upon reaching age 55, having 15 years of service, or becoming disabled. Our total liability under this plan was $33.9 million as of December 31, 2024, and $31.6 million as of December 31, 2023. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $33.9 million as of December 31, 2024, and $31.6 million as of December 31, 2023.

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

	Asset/(Liability) Balance
	December 31,
	2024	2023	Input Level
Trading investments	$33.9	$31.6	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. Trading investments are classified in other assets in our Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes not measured at fair value on a recurring basis was $1.48 billion and $1.58 billion at December 31, 2024 and 2023, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.48 billion and $1.57 billion at December 31, 2024 and 2023, respectively.

The carrying amounts of all other instruments at December 31, 2024 and 2023, approximate their fair value due to the short maturity of these instruments.

9.	Commitments and Contingencies

At December 31, 2024, we had outstanding commitments of approximately $677 million, net of proceeds from sales or trade-ins, during the years 2025 and 2026, as well as an additional $89 million thereafter, which is primarily related to the acquisition of tractors, containers, chassis, and other trailing equipment.

During 2024, we issued financial standby letters of credit as a guaranty of our performance under certain operating agreements and self-insurance arrangements. If we default on our commitments under the agreements or other arrangements, we are required to perform under these guaranties. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $5.9 million as of December 31, 2024.

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

As of December 31, 2024, we had various obligations remaining under operating lease arrangements related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards and equipment. Many of these leases include one or more options, at our discretion, to renew and extend the agreement beyond the current lease expiration date or to terminate the agreement prior to the lease expiration date. These options are included in the calculation of our operating lease right-of-use asset and liability when it becomes reasonably certain the option will be exercised. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Operating leases with an initial term of more than 12 months are included in our Consolidated Balance Sheets as discounted liabilities and corresponding right-of-use assets consisting of the following (in millions):

	Asset/(Liability) Balance
	December 31,
	2024	2023
Right-of-use assets	$308.2	$350.2
Lease liabilities, current	(98.1)	(99.9)
Lease liabilities, long-term	(214.0)	(252.9)

Right-of-use assets are classified in other assets in our Consolidated Balance Sheets. Operating lease liability, current is classified in other accrued expenses, while operating lease liability, long-term is classified in other long-term liabilities in our Consolidated Balance Sheets.

As of December 31, 2024 and 2023, the weighted-average remaining lease term for our outstanding operating lease obligations was 4.9 years and 5.0 years, respectively. As of December 31, 2024 and 2023, the weighted-average discount rate was 4.22% and 3.73%, respectively. Future minimum lease payments under these operating leases as of December 31, 2024, are as follows (in millions):

2025	$101.6
2026	78.0
2027	56.6
2028	36.8
2029	22.6
Thereafter	50.4
Total lease payments	346.0
Less interest	(33.9)
Present value of lease liabilities	$312.1

During the years ended December 31, 2024, 2023, and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $109.9 million, $106.2 million, and $87.6 million, while $110.8 million, $106.8 million, and $87.7 million of operating lease expense was recognized on a straight-line basis, respectively. Operating lease expense is recorded in general and administrative expenses, net of asset dispositions in our Consolidated Statements of Earnings. During the years ended December 31, 2024, 2023, and 2022, a total of $78.9 million, $159.7 million, and $213.9 million of right-of-use assets were obtained in exchange for new operating lease liabilities, of which, $9.1 million was obtained through business combinations in 2023.

11.	Acquisitions

On September 14, 2023, we entered into an asset purchase agreement to acquire substantially all of the brokerage assets and assume certain specified liabilities of BNSF Logistics, LLC (BNSFL), an affiliate of Burlington Northern Santa Fe, LLC, subject to customary closing conditions.  The closing of the transaction was effective on September 30, 2023, with a purchase price of $85.0 million. Total consideration paid in cash under the BNSFL agreement was $81.2 million and consisted of the agreed upon purchase price paid in 2023, reduced for estimated working capital adjustments received in 2024. Transaction costs incurred were not material. The BNSFL acquisition was accounted for as a business combination and operates within our ICS business segment. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $38.5 million of definite-lived intangible assets and approximately $13.6 million of goodwill. Goodwill consists of acquiring and retaining the BNSFL existing brokerage network and expected synergies from the combination of operations.

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

Total goodwill was $134.0 million and $134.0 million at December 31, 2024 and 2023, respectively. At December 31, 2024, $111.6 million, $13.6 million and $8.8 million of our goodwill was assigned to our FMS, ICS, and JBI business segments, respectively. No impairment losses have been recorded for goodwill as of December 31, 2024. Our intangible assets consisted of those arising from previous business acquisitions within our FMS, ICS, and JBI segments. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
	December 31,		Amortization
	2024	2023	Period
Finite-lived intangibles:
Customer relationships	$189.8	$206.3	10.7
Non-competition agreements	10.6	10.8	6.0
Trade names	-	6.5
Total finite-lived intangibles	200.4	223.6
Less accumulated amortization	(103.4)	(89.7)
Total identifiable intangible assets, net	$97.0	$133.9

Our finite-lived intangible assets have no assigned residual values.

During the years ending December 31, 2024, 2023, and 2022, intangible asset amortization expense was $37.0 million, $20.5 million and $18.2 million, respectively. During the year ending December 31, 2024, we recorded expense of $14.4 million for the impairment of certain customer relationships intangible assets related to the BNSFL acquisition. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $20.6 million for 2025, $19.8 million for 2026, $15.5 million for 2027, $9.7 million for 2028, and $9.5 million for 2029. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

13.	Segment Information

We have five reportable business segments which are based primarily on the services each segment provides. The JBI segment includes freight that is transported by rail over at least some portion of the movement and also includes certain repositioning truck freight moved by JBI equipment or third-party carriers, when such highway movement is intended to direct JBI equipment back toward intermodal operations. DCS segment business includes company-owned and customer-owned, DCS-operated revenue equipment and employee drivers assigned to a specific customer, traffic lane, or service. DCS operations usually include formal, written longer-term agreements or contracts that govern services performed and applicable rates. ICS provides non-asset and asset-light transportation solutions to customers through relationships with third-party carriers and integration with company-owned equipment. ICS services include flatbed, refrigerated, and expedited, as well as a variety of dry-van and intermodal solutions. ICS further offers these services through an online multimodal marketplace via J.B. Hunt 360 that matches the right load with the right carrier and the best mode. FMS provides last-mile delivery services to customers through a nationwide network of cross-dock and other delivery system network locations. FMS provides both asset and non-asset big and bulky delivery and installation services, as well as fulfillment, retail-pooling distributions, and LTL services. JBT business includes full-load, dry-van freight that is transported using independent contractors or third-party carriers utilizing company-owned trailing equipment as well as services through our J.B. Hunt 360box program which utilizes the J.B. Hunt 360 platform to access capacity and offer efficient drop trailer solutions to customers. This freight is typically transported over roads and highways and does not move by rail. All transactions between reporting segments are eliminated in consolidation.

Our President and Chief Executive Officer serves as our Chief Operating Decision Maker (CODM) and is responsible for reviewing segment performance and making decisions regarding capital and personnel allocations. Our measure of profit or loss for segment reporting purposes provided to the CODM is operating income. The CODM considers operating income budget-to-actual variances on a monthly basis to assess the performance for each of our segments. Effectively all corporate support expenses are allocated to our operating segments within various expense line items presented. Assets reported by our corporate support group are not allocated. Intersegment revenues and corresponding expenses included in our segment reporting are eliminated upon consolidation.

Our customers are geographically dispersed across the United States. A summary of certain segment information is presented below (in millions):

	Assets
	(Excludes intercompany accounts)
	December 31,
	2024	2023	2022
JBI	$3,507	$3,391	$3,270
DCS	2,195	2,355	1,989
ICS	288	350	311
FMS	544	634	620
JBT	389	419	437
Total segment assets	6,923	7,149	6,627
Other (includes corporate)	1,389	1,439	1,160
Total	$8,312	$8,588	$7,787

	Net Capital Expenditures (1)
	Years ended December 31,
	2024	2023	2022
JBI	$322	$536	$622
DCS	153	716	494
ICS	20	2	14
FMS	15	36	46
JBT	14	30	167
Total segment net capital expenditures	524	1,320	1,343
Other (includes corporate)	150	280	89
Total	$674	$1,600	$1,432

	Revenues and Operating Income/(Loss)
	Year ended December 31, 2024
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$5,956	$3,396	$1,141	$910	$702	$(18)	$12,087
Operating expenses:
Rents, purchased transportation, and fuel	3,791	451	967	330	509
Salaries, wages and employee benefits	844	1,528	79	310	43
Depreciation and amortization	249	330	35	46	36
Operating supplies and expenses	244	276	8	41	27
Insurance and claims	106	173	21	14	20
General and administrative expenses, net of asset dispositions	260	202	86	101	44
Other segment items (2)	32	60	1	8	2
Total operating expenses	5,526	3,020	1,197	850	681	(18)	11,256
Operating Income (3)	$430	$376	$(56)	$60	$21	$-	$831

	Revenues and Operating Income/(Loss)
	Year ended December 31, 2023
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$6,208	$3,543	$1,390	$918	$789	$(18)	$12,830
Operating expenses:
Rents, purchased transportation, and fuel	3,986	538	1,225	319	574
Salaries, wages and employee benefits	808	1,552	87	325	50
Depreciation and amortization	256	327	6	48	44
Operating supplies and expenses	228	285	8	45	31
Insurance and claims	100	161	30	23	23
General and administrative expenses, net of asset dispositions	230	214	77	101	48
Other segment items (2)	31	61	1	10	3
Total operating expenses	5,639	3,138	1,434	871	773	(18)	11,837
Operating Income (3)	$569	$405	$(44)	$47	$16	$-	$993

	Revenues and Operating Income
	Year ended December 31, 2022
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$7,022	$3,524	$2,323	$1,042	$937	$(34)	$14,814
Operating expenses:
Rents, purchased transportation, and fuel	4,616	660	2,002	397	683
Salaries, wages and employee benefits	827	1,527	109	372	61
Depreciation and amortization	226	280	3	44	35
Operating supplies and expenses	205	289	7	53	26
Insurance and claims	101	149	42	26	19
General and administrative expenses, net of asset dispositions	218	207	102	103	33
Other segment items (2)	29	51	1	10	3
Total operating expenses	6,222	3,163	2,266	1,005	860	(34)	13,482
Operating Income (3)	$800	$361	$57	$37	$77	$-	$1,332

(1)	Net capital expenditures report the additions to property and equipment, net of proceeds from the sale of property and equipment.
(2)	Other segment items include communication, utilities, and operating taxes and licenses expense items.
(3)	Refer to the Consolidated Statements of Earnings for the reconciliation of consolidated operating income to earnings before income taxes.