Form 10-Q
period 2025-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2025-04-25
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Smaller reporting company☐ Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2025 was 99,194,591.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended March 31, 2025

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Operating revenues, excluding fuel surcharge revenues	$2,559,729	$2,552,486
Fuel surcharge revenues	361,663	391,515
Total operating revenues	2,921,392	2,944,001

Operating expenses:
Rents and purchased transportation	1,293,328	1,280,987
Salaries, wages and employee benefits	799,648	807,884
Depreciation and amortization	179,476	182,996
Fuel and fuel taxes	159,933	173,527
Operating supplies and expenses	123,452	122,991
Insurance and claims	85,017	75,686
General and administrative expenses, net of asset dispositions	72,971	76,784
Operating taxes and licenses	17,480	17,535
Communication and utilities	11,407	11,242
Total operating expenses	2,742,712	2,749,632
Operating income	178,680	194,369
Net interest expense	18,597	15,649
Earnings before income taxes	160,083	178,720
Income taxes	42,343	51,227
Net earnings	$117,740	$127,493

Weighted average basic shares outstanding	99,905	103,242

Basic earnings per share	$1.18	$1.23

Weighted average diluted shares outstanding	100,489	104,107

Diluted earnings per share	$1.17	$1.22

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$43,407	$46,983
Trade accounts receivable, net	1,202,829	1,224,166
Prepaid expenses and other	424,323	499,834
Total current assets	1,670,559	1,770,983
Property and equipment, at cost	9,266,020	9,148,928
Less accumulated depreciation	3,506,216	3,419,129
Net property and equipment	5,759,804	5,729,799
Goodwill and intangible assets, net	225,823	230,979
Other assets	599,487	580,509
Total assets	$8,255,673	$8,312,270

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$699,223	$500,000
Trade accounts payable	640,728	645,925
Claims accruals	273,470	257,121
Accrued payroll	114,934	122,477
Other accrued expenses	146,020	152,517
Total current liabilities	1,874,375	1,678,040

Long-term debt	880,243	977,702
Long-term claims accruals	412,631	368,704
Other long-term liabilities	361,561	377,070
Deferred income taxes	860,190	896,249
Shareholders' equity	3,866,673	4,014,505
Total liabilities and shareholders' equity	$8,255,673	$8,312,270

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Shareholders' Equity

(in thousands, except per share amounts)

(unaudited)

		Additional
	Common	Paid-in	Retained	Treasury	Shareholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2023	$1,671	$549,132	$6,978,119	$(3,425,164)	$4,103,758
Comprehensive income:
Net earnings	-	-	127,493	-	127,493
Cash dividend declared and paid ($0.43 per share)	-	-	(44,418)	-	(44,418)
Purchase of treasury shares	-	-	-	(25,140)	(25,140)
Share-based compensation	-	18,409	-	-	18,409
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(9,096)	-	(4,575)	(13,671)
Balances at March 31, 2024	$1,671	$558,445	$7,061,194	$(3,454,879)	$4,166,431

Balances at December 31, 2024	$1,671	$583,945	$7,373,462	$(3,944,573)	$4,014,505
Comprehensive income:
Net earnings	-	-	117,740	-	117,740
Cash dividend declared and paid ($0.44 per share)	-	-	(44,004)	-	(44,004)
Purchase of treasury shares	-	-	-	(234,129)	(234,129)
Share-based compensation	-	18,444	-	-	18,444
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(5,256)	-	(627)	(5,883)
Balances at March 31, 2025	$1,671	$597,133	$7,447,198	$(4,179,329)	$3,866,673

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net earnings	$117,740	$127,493
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	179,476	182,996
Noncash lease expense	24,404	26,497
Share-based compensation	18,444	18,409
Loss on sale of revenue equipment and other	6,476	7,271
Deferred income taxes	(36,058)	16,788
Changes in operating assets and liabilities:
Trade accounts receivable	21,337	62,797
Other assets	35,870	92,021
Trade accounts payable	(3,408)	(65,398)
Income taxes payable or receivable	72,573	27,694
Claims accruals	16,444	5,131
Accrued payroll and other accrued expenses	(49,106)	(35,232)
Net cash provided by operating activities	404,192	466,467

Cash flows from investing activities:
Additions to property and equipment	(245,812)	(203,387)
Net proceeds from sale of equipment	20,762	37,205
Business acquisition	-	3,785
Net cash used in investing activities	(225,050)	(162,397)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	750,000	-
Payments on long-term debt	(500,000)	(250,000)
Proceeds from revolving lines of credit and other	656,900	407,600
Payments on revolving lines of credit and other	(805,602)	(367,600)
Purchase of treasury stock	(234,129)	(25,140)
Stock repurchased for payroll taxes and other	(5,883)	(13,671)
Dividends paid	(44,004)	(44,418)
Net cash used in financing activities	(182,718)	(293,229)
Net change in cash and cash equivalents	(3,576)	10,841
Cash and cash equivalents at beginning of period	46,983	53,344
Cash and cash equivalents at end of period	$43,407	$64,185

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,307	$28,994
Income taxes	$3,747	$5,351

Noncash investing activities
Accruals for equipment received	$72,117	$104,467

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2025, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which enhances income tax disclosures to provide more transparency about income tax information, primarily related to the rate reconciliation and income taxes paid by jurisdiction information. These disclosures will include consistent categories and greater disaggregation of information in the rate reconciliation and require income taxes paid to be disaggregated by jurisdiction as well as additional amendments to improve the effectiveness of income tax disclosures. The new standard is effective prospectively for us on January 1, 2025, for annual periods, with retrospective adoption permitted. We are currently evaluating the impact of the adoption of this accounting pronouncement on our financial statements.

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

We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 0.6 million shares during the three months ended March 31, 2025, compared to 0.9 million shares during the three months ended March 31, 2024.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2025	2024
Restricted share units:
Pretax compensation expense	$12,043	$12,408
Tax benefit	3,175	3,214
Restricted share unit expense, net of tax	$8,868	$9,194
Performance share units:
Pretax compensation expense	$6,401	$6,001
Tax benefit	1,687	1,554
Performance share unit expense, net of tax	$4,714	$4,447

As of March 31, 2025, we had $94.0 million and $46.0 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 2.7 years for restricted share units and 2.5 years for performance share units. During the three months ended March 31, 2025, we issued 4,092 shares for vested restricted share units and 84,001 shares for vested performance share units.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost, under our current financing arrangements consist of the following (in millions):

	March 31, 2025	December 31, 2024
Senior credit facility	$138.1	$778.7
Senior notes	1,441.3	699.0
Less current portion of long-term debt	(699.2)	(500.0)
Total long-term debt	$880.2	$977.7

Senior Credit Facility

At March 31, 2025, we were authorized to borrow through a revolving line of credit, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. In addition, the credit agreement authorized us to borrow up to an additional $500 million through committed term loans during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The entire outstanding balance of these term loans were paid in full in March 2025. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At March 31, 2025, we had $139.2 million outstanding on the revolving line of credit, at an average interest rate of 5.33%, under this agreement.

Senior Notes

Our senior notes consist of two separate issuances. The first is $700 million of 3.875% senior notes due March 2026, issued in March 2019. Interest payments under these notes are due semiannually in March and September of each year beginning September 2019. The second is $750 million of 4.90% senior notes due March 2030, issued in March 2025. Interest payments under these notes are due semiannually in March and September of each year beginning September 2025. Both senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant tangible assets or operations. The notes are guaranteed on a full and unconditional basis by our wholly-owned operating subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to shelf registration statements filed in January 2019 and February 2023, respectively. Both notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture.

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at March 31, 2025.

5.	Capital Stock

During the three months ended March 31, 2025, we purchased approximately 1,413,000 shares, or $234.1 million of our common stock in accordance with plans authorized by our Board. At March 31, 2025, we had $650.2 million available under an authorized plan to purchase our common stock. On January 23, 2025, our Board of Directors declared a regular quarterly cash dividend of $0.44, which was paid February 21, 2025, to shareholders of record on February 7, 2025. On April 24, 2025, our Board of Directors declared a regular quarterly dividend of $0.44 per common share, which will be paid on May 23, 2025, to shareholders of record on May 9, 2025.

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

Assets Measured at Fair Value on a Recurring Basis

The following assets are measured at fair value on a recurring basis (in millions):

	Asset Balance
	March 31, 2025	December 31, 2024	Input Level
Trading investments	$34.5	$33.9	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflects quoted market prices. Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes was $1.58 billion and $1.48 billion at March 31, 2025 and December 31, 2024, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.60 billion and $1.48 billion at March 31, 2025 and December 31, 2024, respectively.

The carrying amounts of all other instruments at March 31, 2025, approximate their fair value due to the short maturity of these instruments.

7.	Income Taxes

Our effective income tax rate was 26.5% for the three months ended March 31, 2025, compared to 28.7% for the three months ended March 31, 2024. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At March 31, 2025, we had a total of $79.5 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $64.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $14.7 million at March 31, 2025.

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

We reported five distinct business segments during the three months ended March 31, 2025 and 2024. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2024. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2025	December 31, 2024
JBI	$3,499	$3,507
DCS	2,234	2,195
ICS	272	288
FMS	521	544
JBT	371	389
Total segment assets	6,897	6,923
Other (includes corporate)	1,359	1,389
Total	$8,256	$8,312

	Net Capital Expenditures (1) For The Three Months Ended March 31,
	2025	2024
JBI	$53.9	$53.5
DCS	77.3	59.5
ICS	0.2	4.3
FMS	6.1	8.0
JBT	(0.3)	8.2
Total segment net capital expenditures	137.2	133.5
Other (includes corporate)	87.9	32.7
Total	$225.1	$166.2

	Revenues and Operating Income/(Loss)
	For The Three Months ended March 31, 2025
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$1,469.3	$822.3	$268.0	$200.7	$166.6	$(5.5)	$2,921.4
Operating expenses:
Rents, purchased transportation, and fuel	927.0	109.2	229.0	71.9	121.4
Salaries, wages and employee benefits	219.0	371.4	16.8	70.6	10.4
Depreciation and amortization	60.6	79.8	2.0	11.3	8.7
Operating supplies and expenses	62.2	70.4	1.5	10.1	6.8
Insurance and claims	28.7	44.0	4.6	6.3	5.6
General and administrative expenses, net of asset dispositions	69.2	52.6	16.6	23.7	11.3
Other segment items (2)	8.2	14.6	0.2	2.1	0.4
Total operating expenses	1,374.9	742.0	270.7	196.0	164.6	(5.5)	2,742.7
Operating Income (3)	$94.4	$80.3	$(2.7)	$4.7	$2.0	$-	$178.7

	Revenues and Operating Income/(Loss)
	For The Three Months ended March 31, 2024
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$1,395.5	$860.0	$285.3	$229.3	$178.3	$(4.4)	$2,944.0
Operating expenses:
Rents, purchased transportation, and fuel	879.6	121.3	246.7	80.7	130.1
Salaries, wages and employee benefits	201.2	382.8	21.0	80.3	11.2
Depreciation and amortization	60.4	82.2	3.3	11.7	9.1
Operating supplies and expenses	57.7	69.4	1.6	10.9	7.2
Insurance and claims	24.4	40.3	8.4	1.8	6.6
General and administrative expenses, net of asset dispositions	62.3	55.4	21.5	26.3	12.3
Other segment items (2)	8.0	15.0	0.3	2.5	0.6
Total operating expenses	1,293.6	766.4	302.8	214.2	177.1	(4.5)	2,749.6
Operating Income (3)	$101.9	$93.6	$(17.5)	$15.1	$1.2	$0.1	$194.4

(1)	Net capital expenditures report the additions to property and equipment, net of proceeds from the sale of property and equipment.
(2)	Other segment items include communication, utilities, and operating taxes and licenses expense items.
(3)	Refer to the Condensed Consolidated Statements of Earnings for the reconciliation of consolidated operating income to earnings before income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2024, as you read the following discussion.  We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements.  These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and are based on our belief or interpretation of information currently available. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “goals,” “strategy,” “future,” “predict,” “seek,” “estimate,” “likely,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. These statements are based on our belief or interpretation of information currently available. Shareholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors. Some of the factors and events that are not within our control and that could have a material impact on future operating results include the following: general economic and business conditions; competition and competitive rate fluctuations; excess capacity in the intermodal or trucking industries; a loss of one or more major customers; cost and availability of diesel fuel; interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; ability to attract and retain qualified drivers, delivery personnel, independent contractors, and third-party carriers; retention of key employees; insurance costs and availability; litigation and claims expense; determination that independent contractors are employees; new or different environmental or other laws and regulations; volatile financial credit markets or interest rates; the impacts of recent or future changes in border or trade policies, including tariffs; terrorist attacks or actions; acts of war; political instability; adverse weather conditions; disruption or failure of information systems; inability to keep pace with technological advances affecting our information technology platforms; potential business or operational disruptions resulting from the effects of a national or international health pandemic; operational disruption or adverse effects of business acquisitions; increased costs for and availability of new revenue equipment;  disruptions in the procurement of domestic or imported revenue equipment; decreases in the value of used equipment; and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business.  You should also refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2024, for additional information on risk factors and other events that are not within our control.  Our future financial and operating results may fluctuate as a result of these and other risk factors or events as described from time to time in our filings with the SEC. We assume no obligation to update any forward-looking statement to the extent we become aware that it will not be achieved for any reason.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate five distinct, but complementary, business segments and provide a wide range of reliable transportation, brokerage, and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers, independent contractors, or third-party carriers. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, freight handling, specialized equipment, and freight network design. In addition, we provide or arrange for local and home delivery services, generally referred to as last-mile delivery services, to customers through a network of cross-dock and other delivery system locations throughout the continental United States. Utilizing thousands of reliable third-party carriers, we also provide comprehensive freight transportation brokerage and logistics services. In addition to dry-van, full-load operations, we also arrange for these unrelated outside carriers to provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize contracted power units to provide traditional over-the-road full truckload delivery services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360°®, an online platform that offers shippers and carriers greater access, visibility and transparency of the supply chain. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our five business segments is described in Note 9, Business Segments, in our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2024.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2024, contains a summary of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2025	2024	2025	2024
JBI	$1,469	$1,396	$94.4	$101.9
DCS	822	860	80.3	93.6
ICS	268	285	(2.7)	(17.5)
FMS	201	229	4.7	15.1
JBT	167	178	2.0	1.2
Other (includes corporate)	-	-	-	0.1
Subtotal	2,927	2,948	178.7	194.4
Inter-Segment eliminations	(6)	(4)	-	-
Total	$2,921	$2,944	$178.7	$194.4

Total consolidated operating revenues were $2.92 billion for the first quarter 2025, a 1% decrease from $2.94 billion in the first quarter 2024. This decrease was primarily the result of lower average revenue producing trucks in DCS, decreased stop counts in FMS, lower ICS volumes, and reduced revenue per load in JBT, when compared to the first quarter 2024. These decreases were partially offset by higher load volumes in JBI in the current quarter. Total consolidated operating revenue excluding fuel surcharge revenue was relatively flat when compared to the first quarter 2024.

JBI segment revenue increased 5% to $1.47 billion during the first quarter 2025, compared with $1.40 billion in 2024. Load volumes during the first quarter 2025 increased 8% compared to the same period 2024, partially offset by a 2% decrease in revenue per load, which is determined by the combination of customer rates, fuel surcharges and freight mix. Eastern network loads increased 13%, while transcontinental load volume increased 4% compared to the first quarter 2024. Revenue per load excluding fuel surcharge revenue decreased 1% compared to the first quarter 2024. JBI segment operating income decreased 7%, to $94.4 million in the first quarter 2025, from $101.9 million in 2024. The decrease is primarily due to lower yields as well as higher driver and non-driver wages and benefits, increased equipment storage costs, and higher insurance claims and premiums expense, when compared to the first quarter 2024. The current quarter ended with approximately 125,000 units of trailing capacity and 6,400 power units assigned to the dray fleet.

DCS segment revenue decreased 4% to $822 million in the first quarter 2025 from $860 million in 2024. Average revenue producing trucks decreased 5%, however, productivity, defined as revenue per truck per week, increased 2% when compared to the first quarter 2024. Productivity excluding fuel surcharges increased 4%, primarily due to contractual index-based rate increases and increased utilization of equipment. DCS segment operating income decreased 14% to $80.3 million in the first quarter 2025, from $93.6 million in 2024. The decrease is primarily due to decreased revenue, higher insurance claim and premium expense, higher group medical expense, and increased equipment and maintenance costs, partially offset by lower bad debt expense, the maturing of new business onboarded over the past year, and improved productivity when compared to the first quarter 2024.

ICS segment revenue decreased 6% to $268 million in the first quarter 2025, from $285 million in 2024. Overall volumes decreased 13% compared to the first quarter 2024. Revenue per load increased 8%, primarily due to higher contractual and spot customer rates as well as changes in customer freight mix compared to first quarter 2024. Contractual business represented approximately 65% of total load volume and 63% of total revenue in the first quarter 2025, compared to 57% and 59%, respectively, in 2024. ICS segment had an operating loss of $2.7 million in the first quarter 2025, compared to an operating loss of $17.5 million in 2024. The improvement in operating performance is primarily due to a 1% increase in gross profit, decreased personnel- related and cargo claims expense, lower technology costs, and a reduction in integration and transition costs related to the 2023 purchase of the brokerage assets of BNSF Logistics, LLC. Gross profit margin increased to 15.3% in the first quarter 2025, compared to 14.3% in 2024. ICS’s carrier base decreased 3% compared to the first quarter 2024, primarily due to changes in carrier qualification requirements.

FMS segment revenue decreased 12% to $201 million in the first quarter 2025 from $229 million in 2024, primarily due to decreased customer demand, slightly offset by the addition of multiple new customer contracts implemented over the past year and internal efforts to improve revenue quality across certain accounts. FMS segment operating income decreased 69% to $4.7 million in the first quarter 2025 compared to $15.1 million in 2024. This decrease was primarily due to decreased revenue, higher insurance premium and claims expense as well as a $3.1 million benefit from a prior year claim settlement present in the first quarter of 2024. The decrease was partially offset by lower facility rental expense and lower personnel- related costs compared to the first quarter 2024.

JBT segment revenue totaled $167 million for the first quarter 2025, a decrease of 7% from $178 million in first quarter 2024. Revenue excluding fuel surcharge revenue decreased 4% primarily due to a 6% decrease in revenue per load excluding fuel surcharge revenue, partially offset by a 2% increase in load volume compared to first quarter 2024. Trailer turns in the first quarter 2025 increased 9% compared to first quarter 2024 due to increased asset utilization and improvements in network balance and velocity. JBT average effective trailer count decreased to 12,096 in the first quarter 2025, compared to 12,891 in 2024. At the end of the first quarter 2025, the JBT power fleet consisted of 1,852 tractors, compared to 1,933 tractors in 2024. JBT segment operating income increased 66% to $2.0 million in 2025, compared with $1.2 million during first quarter 2024. This increase was primarily due to decreased casualty and cargo claims expense, lower personnel-related expenses, and a continued focus on cost management and productivity.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2025	2024	2025 vs. 2024
Total operating revenues	100.0%	100.0%	(0.8% )
Operating expenses:
Rents and purchased transportation	44.3	43.5	1.0
Salaries, wages and employee benefits	27.4	27.4	(1.0)
Depreciation and amortization	6.1	6.2	(1.9)
Fuel and fuel taxes	5.5	5.9	(7.8)
Operating supplies and expenses	4.2	4.2	0.4
Insurance and claims	2.9	2.6	12.3
General and administrative expenses, net of asset dispositions	2.5	2.6	(5.0)
Operating taxes and licenses	0.6	0.6	(0.3)
Communication and utilities	0.4	0.4	1.5
Total operating expenses	93.9	93.4	(0.3)
Operating income	6.1	6.6	(8.1)
Net interest expense	0.6	0.5	18.8
Earnings before income taxes	5.5	6.1	(10.4)
Income taxes	1.5	1.8	(17.3)
Net earnings	4.0%	4.3%	(7.6% )

Total operating expenses decreased 0.3%, while operating revenues decreased 0.8% during the first quarter 2025, from the comparable period 2024. Operating income decreased to $178.7 million during the first quarter 2025 from $194.4 million in 2024.

Rents and purchased transportation costs increased 1.0% in the first quarter 2025. This increase was primarily the result of increased JBI load volume, which increased services provided by third-party rail carriers during the first quarter 2025 compared to 2024.

Salaries, wages and employee benefits costs decreased 1.0% during the first quarter 2025, compared with 2024. This decrease was primarily due to a decrease in employee headcounts, partially offset by an increase in group medical benefit expenses and wage increases.

Depreciation and amortization expense decreased 1.9% in the first quarter 2025, primarily due to the reduction in overall truck and tractor counts, lower depreciation of information systems, and the change in expected useful lives of our chassis fleet, partially offset by higher intermodal container counts. Fuel costs decreased 7.8% in 2025, compared with 2024, due primarily to a decrease in the price of fuel and decreased road miles.

Operating supplies and expenses increased 0.4%, driven primarily by higher equipment maintenance costs and increased tire expense partially offset by lower travel and entertainment expenses and towing costs. Insurance and claims expense increased 12.3% in 2025 compared with 2024, primarily due to higher claim severity, increased insurance policy premiums expense, and a $3.1 million benefit from a prior year claim settlement present in the first quarter of 2024, partially offset by lower claim volume. General and administrative expenses decreased 5.0% for the current quarter from the comparable period in 2024, primarily due to decreased professional services expense, lower bad debt expense, and lower building lease expense. Net loss from sale or disposal of assets was $6.5 million in 2025, compared to $7.3 million in 2024.

Net interest expense increased 18.8% in 2025 due to a higher debt balance and decreased interest income compared to first quarter 2024. Income tax expense decreased 17.3% in 2025, compared with 2024, primarily due to lower taxable earnings and a lower effective income tax rate. Our effective income tax rate decreased to 26.5% for the first quarter 2025, compared with 28.7% for the first quarter 2024, due to discrete tax items. Our annual tax rate for 2025 is expected to be between 24.0% and 25.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $404.2 million during the first quarter 2025, compared with $466.5 million for the same period 2024. Operating cash flows decreased primarily due to decreased earnings, partially offset by the timing of general working capital activities. Net cash used in investing activities totaled $225.1 million in 2025, compared with $162.4 million in 2024. The increase resulted primarily from an increase in real estate acquisitions and equipment purchases, net of proceeds from the sale of equipment during the first quarter 2025. Net cash used in financing activities was $182.7 million in 2025, compared with $293.2 million in 2024. This decrease resulted primarily from the proceeds of our issuance in March 2025 of $750 million in senior notes, partially offset by the use of a portion of those proceeds to retire our $500 million of term loans in March 2025 as well as an increase in treasury stock purchases.

Liquidity

Our need for capital has typically resulted from the acquisition of containers and chassis, trucks, tractors, and trailers required to support our growth and the replacement of older equipment as well as periodic business acquisitions and real estate transactions. We are frequently able to accelerate or postpone a portion of equipment replacements or other capital expenditures depending on market and overall economic conditions. In recent years, we have obtained capital through cash generated from operations, revolving lines of credit and long-term debt issuances. We have also periodically utilized operating leases to acquire revenue equipment. For our senior notes maturing in 2026, it is our intent to pay the entire outstanding balances in full, on or before the maturity dates, using our existing cash balance, senior revolving line of credit or other sources of long-term financing.

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At March 31, 2025, we were authorized to borrow through a revolving line of credit, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. In addition, the credit agreement authorized us to borrow up to an additional $500 million through committed term loans during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The entire outstanding balance of these term loans were paid in full in March 2025. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At March 31, 2025, we had a $139.2 million outstanding balance under our senior credit facility, at an average interest rate of 5.33% and a cash balance of $43.4 million

We continue to evaluate the possible effects of current economic conditions and reasonable and supportable economic forecasts on operational cash flows, including the risks of declines in the overall freight market and our customers' liquidity and ability to pay. We regularly monitor working capital and maintain frequent communication with our customers, suppliers and service providers. A large portion of our cost structure is variable. Purchased transportation expense represents more than half of our total costs and is heavily tied to load volumes. Our second largest cost item is salaries and wages, the largest portion of which is driver pay, which includes a large variable component.

Our financing arrangements require us to maintain certain covenants and financial ratios. At March 31, 2025, we were compliant with all covenants and financial ratios.

Our net capital expenditures were approximately $225.1 million during the first three months of 2025, compared with $166.2 million for the same period 2024. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in the first quarter 2025 were primarily for tractors, trailing equipment and related enhancements, and real estate. We expect to spend in the range of $500 million to $700 million for net capital expenditures during the full calendar year 2025. We are currently committed to spend approximately $301 million, net of proceeds from sales or trade-ins, during the years 2025 and 2026. At March 31, 2025, our aggregate future minimum lease payments under operating lease obligations related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment totaled $340.7 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $301 million, as of March 31, 2025.

Risk Factors

You should refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2024, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

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

●	We depend on third parties in the operation of our business, particularly rail service providers, transportation equipment manufacturers, third party carriers and independent contractors.

●	Rapid changes in fuel costs could impact our periodic financial results.

●	Insurance and claims expenses could significantly reduce our earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 3.875% to 4.90%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior credit facility has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At March 31, 2025, the average interest rate under our senior credit facility was 5.33%. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $1.4 million.

Although we conduct business in foreign countries, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2025. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of March 31, 2025, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

There were no changes in our internal control over financial reporting during the first quarter 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended March 31, 2025:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
January 1 through January 31, 2025	217,624	$171.88	217,624	$845
February 1 through February 28, 2025	819,469	168.67	819,469	708
March 1 through March 31, 2025	376,157	155.53	376,157	650
Total	1,413,250	$165.67	1,413,250	$650

(1)         On August 16, 2024, our Board of Directors authorized the purchase of up to $1 billion of our common stock. This stock repurchase program has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit Number	Exhibits

3.1	Amended and Restated Articles of Incorporation of J.B. Hunt Transport Services, Inc. dated May 19, 1988 (incorporated by reference from Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, filed April 29, 2005)

3.2	Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc. dated October 21, 2021 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed October 27, 2021)

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws J.B. Hunt Transport Services, Inc., dated July 20, 2022 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed July 26, 2022)

3.4	Amendment No. 2 to the Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc., dated January 19, 2023 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed January 24, 2023)

3.5	Amendment No. 3 to the Second Amended and Restated Bylaws of J.B. Hunt Transport Services, Inc., dated October 19, 2023 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K, filed October 24, 2023)

4.1	Base Indenture, dated as of March 1, 2019, by and among the Company, J.B. Hunt Transport, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 1, 2019)

4.2	Second Supplemental Indenture, dated as of March 13, 2025, by and among the Company, J.B. Hunt Transport, Inc. and Computershare Trust Company, N.A. (successor-in-interest to Wells Fargo Bank, National Association), as Trustee (incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed March 11, 2025)

4.3	Form of 4.900% Senior Note due 2030 (set forth as Exhibit A to the Second Supplemental Indenture included as Exhibit 4.2 hereto)

22.1	List of Guarantor Subsidiaries of J.B. Hunt Transport Services, Inc. (incorporated by reference from Exhibit 22.1 of the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed February 25, 2022)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 25th day of April 2025.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Shelley Simpson
Shelley Simpson
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Financial Officer,
Executive Vice President
(Principal Financial and Accounting Officer)