Form 10-Q
period 2025-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2025-07-24
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐     No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2025 was 96,799,281.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2025

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating revenues, excluding fuel surcharge revenues	$2,576,319	$2,545,023	$5,136,048	$5,097,508
Fuel surcharge revenues	351,862	383,662	713,525	775,177
Total operating revenues	2,928,181	2,928,685	5,849,573	5,872,685

Operating expenses:
Rents and purchased transportation	1,266,908	1,274,011	2,560,236	2,554,998
Salaries, wages and employee benefits	816,941	803,047	1,616,588	1,610,931
Depreciation and amortization	176,980	184,658	356,456	367,655
Fuel and fuel taxes	153,710	164,291	313,643	337,817
Operating supplies and expenses	128,245	120,425	251,698	243,416
Insurance and claims	84,838	73,222	169,856	148,908
General and administrative expenses, net of asset dispositions	74,876	74,707	147,847	151,490
Operating taxes and licenses	17,770	17,575	35,250	35,110
Communication and utilities	10,639	11,040	22,045	22,282
Total operating expenses	2,730,907	2,722,976	5,473,619	5,472,607
Operating income	197,274	205,709	375,954	400,078
Net interest expense	21,285	20,198	39,882	35,847
Earnings before income taxes	175,989	185,511	336,072	364,231
Income taxes	47,365	49,638	89,708	100,865
Net earnings	$128,624	$135,873	$246,364	$263,366

Weighted average basic shares outstanding	97,448	102,386	98,670	102,814

Basic earnings per share	$1.32	$1.33	$2.50	$2.56

Weighted average diluted shares outstanding	97,976	103,146	99,226	103,626

Diluted earnings per share	$1.31	$1.32	$2.48	$2.54

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$50,901	$46,983
Trade accounts receivable, net	1,182,175	1,224,166
Prepaid expenses and other	453,746	499,834
Total current assets	1,686,822	1,770,983
Property and equipment, at cost	9,373,354	9,148,928
Less accumulated depreciation	3,622,823	3,419,129
Net property and equipment	5,750,531	5,729,799
Goodwill and intangible assets, net	220,667	230,979
Other assets	583,114	580,509
Total assets	$8,241,134	$8,312,270

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$699,435	$500,000
Trade accounts payable	655,226	645,925
Claims accruals	279,221	257,121
Accrued payroll	136,431	122,477
Other accrued expenses	162,881	152,517
Total current liabilities	1,933,194	1,678,040

Long-term debt	1,019,925	977,702
Long-term claims accruals	416,083	368,704
Other long-term liabilities	351,232	377,070
Deferred income taxes	865,370	896,249
Shareholders' equity	3,655,330	4,014,505
Total liabilities and shareholders' equity	$8,241,134	$8,312,270

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Shareholders' Equity

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30, 2024 and 2025
		Additional
	Common	Paid-in	Retained	Treasury	Shareholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at March 31, 2024	$1,671	$558,445	$7,061,194	$(3,454,879)	$4,166,431
Comprehensive income:
Net earnings	-	-	135,873	-	135,873
Cash dividend declared and paid ($0.43 per share)	-	-	(44,009)	-	(44,009)
Purchase of treasury shares	-	-	-	(203,145)	(203,145)
Share-based compensation	-	19,155	-	-	19,155
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	1,024	-	667	1,691
Balances at June 30, 2024	$1,671	$578,624	$7,153,058	$(3,657,357)	$4,075,996

Balances at March 31, 2025	$1,671	$597,133	$7,447,198	$(4,179,329)	$3,866,673
Comprehensive income:
Net earnings	-	-	128,624	-	128,624
Cash dividend declared and paid ($0.44 per share)	-	-	(42,633)	-	(42,633)
Purchase of treasury shares	-	-	-	(318,782)	(318,782)
Share-based compensation	-	19,664	-	-	19,664
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	892	-	892	1,784
Balances at June 30, 2025	$1,671	$617,689	$7,533,189	$(4,497,219)	$3,655,330

	Six Months Ended June 30, 2024 and 2025
		Additional
	Common	Paid-in	Retained	Treasury	Shareholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2023	$1,671	$549,132	$6,978,119	$(3,425,164)	$4,103,758
Comprehensive income:
Net earnings	-	-	263,366	-	263,366
Cash dividend declared and paid ($0.86 per share)	-	-	(88,427)	-	(88,427)
Purchase of treasury shares	-	-	-	(228,285)	(228,285)
Share-based compensation	-	37,564	-	-	37,564
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(8,072)	-	(3,908)	(11,980)
Balances at June 30, 2024	$1,671	$578,624	$7,153,058	$(3,657,357)	$4,075,996

Balances at December 31, 2024	$1,671	$583,945	$7,373,462	$(3,944,573)	$4,014,505
Comprehensive income:
Net earnings	-	-	246,364	-	246,364
Cash dividend declared and paid ($0.88 per share)	-	-	(86,637)	-	(86,637)
Purchase of treasury shares	-	-	-	(552,911)	(552,911)
Share-based compensation	-	38,107	-	-	38,107
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(4,363)	-	265	(4,098)
Balances at June 30, 2025	$1,671	$617,689	$7,533,189	$(4,497,219)	$3,655,330

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net earnings	$246,364	$263,366
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	356,456	367,655
Noncash lease expense	48,884	51,129
Share-based compensation	38,107	37,564
Loss on sale of revenue equipment and other	9,362	12,482
Deferred income taxes	(30,879)	(56,082)
Changes in operating assets and liabilities:
Trade accounts receivable	41,992	83,248
Other assets	65,101	161,322
Trade accounts payable	41,419	(59,768)
Income taxes payable or receivable	(4,793)	(22,693)
Claims accruals	20,894	17,857
Accrued payroll and other accrued expenses	(26,662)	(29,059)
Net cash provided by operating activities	806,245	827,021

Cash flows from investing activities:
Additions to property and equipment	(462,291)	(465,700)
Net proceeds from sale of equipment	63,212	56,847
Business acquisition	-	3,785
Net cash used in investing activities	(399,079)	(405,068)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	750,000	-
Payments on long-term debt	(500,000)	(250,000)
Proceeds from revolving lines of credit and other	1,666,600	1,345,400
Payments on revolving lines of credit and other	(1,676,202)	(1,188,500)
Purchase of treasury stock	(552,911)	(228,285)
Stock repurchased for payroll taxes and other	(4,098)	(11,980)
Dividends paid	(86,637)	(88,427)
Net cash used in financing activities	(403,248)	(421,792)
Net change in cash and cash equivalents	3,918	161
Cash and cash equivalents at beginning of period	46,983	53,344
Cash and cash equivalents at end of period	$50,901	$53,505

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,568	$43,484
Income taxes	$121,026	$177,080

Noncash investing activities
Accruals for equipment received	$41,789	$91,958

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. The standard became effective prospectively for us on January 1, 2027, for annual periods, and January 1, 2028, for interim periods, with retrospective adoption permitted. We are currently evaluating the impact of the adoption of this accounting pronouncement on our financial statements.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 0.5 million and 0.6 million shares during the three and six months ended June 30, 2025, compared to 0.8 million shares during the three and six months ended June 30, 2024.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted share units:
Pretax compensation expense	$14,502	$13,409	$26,545	$25,817
Tax benefit	3,882	3,540	7,106	6,816
Restricted share unit expense, net of tax	$10,620	$9,869	$19,439	$19,001
Performance share units:
Pretax compensation expense	$5,162	$5,746	$11,562	$11,747
Tax benefit	1,382	1,517	3,095	3,101
Performance share unit expense, net of tax	$3,780	$4,229	$8,467	$8,646

As of June 30, 2025, we had $80.4 million and $40.3 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 2.7 years for restricted share units and 2.3 years for performance share units. During the six months ended June 30, 2025, we issued 5,848 shares for vested restricted share units and 84,001 shares for vested performance share units. Of this total, 1,756 shares for vested restricted share units and zero shares for vested performance share units were issued during the second quarter 2025.

4. Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost, under our current financing arrangements consist of the following (in millions):

	June 30, 2025	December 31, 2024
Senior credit facility	$277.3	$778.7
Senior notes	1,442.0	699.0
Less current portion of long-term debt	(699.4)	(500.0)
Total long-term debt	$1,019.9	$977.7

Senior Credit Facility

At June 30, 2025, we were authorized to borrow through a revolving line of credit, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027 and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. In addition, the credit agreement authorized us to borrow up to an additional $500 million through committed term loans during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The entire outstanding balance of these term loans was paid in full in March 2025. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At June 30, 2025, we had $278.3 million outstanding on the revolving line of credit, at an average interest rate of 5.32%, under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2025.

5.	Capital Stock

During the six months ended June 30, 2025, we purchased approximately 3,824,000 shares, or $552.9 million of our common stock in accordance with plans authorized by our Board, of which 2,410,498 shares, or $318.8 million, were purchased in the second quarter of 2025. At June 30, 2025, we had $334.7 million available under an authorized plan to purchase our common stock. On January 23, 2025, our Board of Directors declared a regular quarterly cash dividend of $0.44, which was paid February 21, 2025, to shareholders of record on February 7, 2025. On April 24, 2025, our Board of Directors declared a regular quarterly dividend of $0.44 per common share, which was paid May 23, 2025, to shareholders of record on May 9, 2025. On July 23, 2025, our Board of Directors declared a regular quarterly dividend of $0.44 per common share, which will be paid on August 22, 2025, to shareholders of record on August 8, 2025.

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

Assets Measured at Fair Value on a Recurring Basis

The following assets are measured at fair value on a recurring basis (in millions):

	Asset Balance
	June 30, 2025	December 31, 2024	Input Level
Trading investments	$35.2	$33.9	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflects quoted market prices. Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes was $1.72 billion and $1.48 billion at June 30, 2025 and December 31, 2024, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.76 billion and $1.48 billion at June 30, 2025 and December 31, 2024, respectively.

The carrying amounts of all other instruments at June 30, 2025, approximate their fair value due to the short maturity of these instruments.

7.	Income Taxes

Our effective income tax rate was 26.9% for the three months ended June 30, 2025, compared to 26.8% for the three months ended June 30, 2024. Our effective income tax rate was 26.7% for the first six months of 2025, compared to 27.7% in 2024. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At June 30, 2025, we had a total of $81.2 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $66.0 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $16.7 million at June 30, 2025.

On July 4, 2025, new U.S tax legislation was signed into law which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the legislation makes changes to certain U.S. corporate tax provisions. We are currently evaluating the impact of the new legislation; however, we do not expect it to have a material impact on our financial statements but anticipate an improvement in our cash tax position.

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

We reported five distinct business segments during the six months ended June 30, 2025 and 2024. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2024. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	June 30, 2025	December 31, 2024
JBI	$3,485	$3,507
DCS	2,198	2,195
ICS	263	288
FMS	514	544
JBT	368	389
Total segment assets	6,828	6,923
Other (includes corporate)	1,413	1,389
Total	$8,241	$8,312

	Net Capital Expenditures (1) For The Six Months Ended June 30,
	2025	2024
JBI	$132.3	$181.6
DCS	140.4	102.3
ICS	0.6	11.1
FMS	8.3	10.6
JBT	(0.1)	12.5
Total segment net capital expenditures	281.5	318.1
Other (includes corporate)	117.6	90.8
Total	$399.1	$408.9

	Revenues and Operating Income/(Loss)
	For The Three Months ended June 30, 2025
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$1,437.9	$846.8	$260.2	$210.6	$177.0	$(4.3)	$2,928.2
Operating expenses:
Rents, purchased transportation, and fuel	887.5	104.0	222.6	79.5	131.1
Salaries, wages and employee benefits	220.7	386.8	16.8	70.5	10.6
Depreciation and amortization	61.5	79.0	2.0	11.0	5.7
Operating supplies and expenses	66.0	70.2	1.7	9.5	7.7
Insurance and claims	27.7	44.6	4.0	6.2	7.0
General and administrative expenses, net of asset dispositions	70.9	54.0	16.4	24.1	11.1
Other segment items (2)	7.9	14.5	0.3	1.8	0.4
Total operating expenses	1,342.2	753.1	263.8	202.6	173.6	(4.4)	2,730.9
Operating Income (3)	$95.7	$93.7	$(3.6)	$8.0	$3.4	$0.1	$197.3

	Revenues and Operating Income/(Loss)
	For The Three Months ended June 30, 2024
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$1,407.5	$851.0	$270.4	$235.3	$168.1	$(3.6)	$2,928.7
Operating expenses:
Rents, purchased transportation, and fuel	888.1	115.8	232.4	84.5	120.8
Salaries, wages and employee benefits	202.0	381.3	19.2	78.6	11.2
Depreciation and amortization	61.3	82.2	4.3	11.3	9.0
Operating supplies and expenses	58.8	68.0	1.3	10.7	6.8
Insurance and claims	22.4	43.1	4.6	3.2	5.1
General and administrative expenses, net of asset dispositions	67.9	49.2	21.5	25.0	11.3
Other segment items (2)	7.8	15.0	0.4	2.2	0.4
Total operating expenses	1,308.3	754.6	283.7	215.5	164.6	(3.7)	2,723.0
Operating Income (3)	$99.2	$96.4	$(13.3)	$19.8	$3.5	$0.1	$205.7

	Revenues and Operating Income/(Loss)
	For The Six Months ended June 30, 2025
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$2,907.1	$1,669.0	$528.3	$411.3	$343.6	$(9.7)	$5,849.6
Operating expenses:
Rents, purchased transportation, and fuel	1,814.4	213.1	451.6	151.5	252.5
Salaries, wages and employee benefits	439.7	758.2	33.6	141.1	21.0
Depreciation and amortization	122.1	158.8	4.0	22.3	14.4
Operating supplies and expenses	128.2	140.6	3.2	19.6	14.4
Insurance and claims	56.4	88.6	8.6	12.5	12.6
General and administrative expenses, net of asset dispositions	140.1	106.6	32.9	47.7	22.5
Other segment items (2)	16.1	29.1	0.6	3.9	0.8
Total operating expenses	2,717.0	1,495.0	534.5	398.6	338.2	(9.7)	5,473.6
Operating Income (3)	$190.1	$174.0	$(6.2)	$12.7	$5.4	$-	$376.0

	Revenues and Operating Income/(Loss)
	For The Six Months ended June 30, 2024
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$2,802.8	$1,711.0	$555.7	$464.6	$346.4	$(7.8)	$5,872.7
Operating expenses:
Rents, purchased transportation, and fuel	1,767.7	237.2	479.1	165.2	250.9
Salaries, wages and employee benefits	403.2	764.0	40.2	158.9	22.4
Depreciation and amortization	121.8	164.3	7.6	23.0	18.1
Operating supplies and expenses	116.3	137.4	2.9	21.6	14.0
Insurance and claims	46.8	83.4	13.0	5.0	11.6
General and administrative expenses, net of asset dispositions	130.1	104.5	43.1	51.4	23.6
Other segment items (2)	15.8	30.1	0.6	4.6	1.0
Total operating expenses	2,601.7	1,520.9	586.5	429.7	341.6	(7.8)	5,472.6
Operating Income (3)	$201.1	$190.1	$(30.8)	$34.9	$4.8	$-	$400.1

(1)	Net capital expenditures report the additions to property and equipment, net of proceeds from the sale of property and equipment.
(2)	Other segment items include communication, utilities, and operating taxes and licenses expense items.
(3)	Refer to the Condensed Consolidated Statements of Earnings for the reconciliation of consolidated operating income to earnings before income taxes.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2025	2024	2025	2024
JBI	$1,438	$1,408	$95.7	$99.2
DCS	847	851	93.7	96.4
ICS	260	270	(3.6)	(13.3)
FMS	211	235	8.0	19.8
JBT	177	168	3.4	3.5
Other (includes corporate)	-	-	0.1	0.1
Subtotal	2,933	2,932	197.3	205.7
Inter-Segment eliminations	(5)	(3)	-	-
Total	$2,928	$2,929	$197.3	$205.7

Total consolidated operating revenues were $2.93 billion for both the second quarter 2025 and the second quarter 2024. Second quarter 2025 operating revenues benefited primarily from higher volumes in JBI and JBT, increased DCS productivity, and increased revenue per load in ICS, when compared to the second quarter 2024. These increases were fully offset by lower FMS revenue, lower revenue per load in JBI and JBT, decreased ICS volumes, and reduced DCS average truck count. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 1%, when compared to the second quarter 2024.

JBI segment revenue increased 2% to $1.44 billion during the second quarter 2025, compared with $1.41 billion in 2024. Load volumes during the second quarter 2025 increased 6% over the same period 2024, partially offset by a 3% reduction in gross revenue per load, which is determined by the combination of customer rates, fuel surcharges, and freight mix. Transcontinental loads decreased 1% during the second quarter 2025, while eastern network load volume increased 15% compared to the second quarter 2024. Revenue per load, excluding fuel surcharge revenue, decreased 2% compared to the second quarter 2024. JBI segment operating income decreased 4% to $95.7 million in the second quarter 2025 from $99.2 million in 2024. The decrease is primarily due to lower yields as well as higher insurance claims and premiums expense, increased group medical costs, and higher equipment maintenance costs, partially offset by improvements in equipment utilization and overall cost management initiatives. The current quarter ended with approximately 125,300 units of trailing capacity and 6,400 power units assigned to the dray fleet.

DCS segment revenue was $847 million in the second quarter 2025, which was relatively flat compared to $851 million in 2024.  Productivity, defined as revenue per truck per week, increased 3%, while average truck count decreased 3%, when compared to the second quarter 2024. Productivity, excluding fuel surcharge revenue, increased 5%, primarily due to contractual index-based rate increases and a decline in idle equipment. On a net basis, revenue-producing trucks in the fleet at the end of the second quarter 2025 decreased by 150 trucks, or 1%, compared to the prior-year period. Customer retention rates are approximately 92%. DCS segment operating income decreased 3% to $93.7 million in the second quarter 2025, from $96.4 million in 2024. The decrease is primarily due to higher insurance claim and premium expense, higher group medical expense, and increased equipment and maintenance costs, partially offset by the maturing of new business onboarded over the past year and overall cost management initiatives.

ICS segment revenue decreased 4% to $260 million in the second quarter 2025, from $270 million in 2024. Overall volumes decreased 9% compared to the second quarter 2024, while revenue per load increased 6%, primarily due to higher contractual rates and changes in customer freight mix, partially offset by lower spot rates. Contractual business represented approximately 62% of total load volume and 63% of total revenue in the second quarter 2025, compared to 61% and 59%, respectively, in 2024. The ICS segment had an operating loss of $3.6 million in the second quarter 2025, compared to an operating loss of $13.3 million in 2024. The decrease in operating loss is primarily due to a 1% increase in gross profit, lower personnel salary and wages expense, lower cargo claims expense, reduced technology costs, and a reduction in integration and transition costs related to the 2023 purchase of the brokerage assets of BNSF Logistics, LLC. Gross profit margin increased to 15.5% in the second quarter 2025, compared to 14.8% in 2024 reflecting our focused bid season yield management and improved capacity procurement. ICS’s carrier base increased 8% compared to the second quarter 2024, following recent declines due to changes in carrier qualification requirements.

FMS segment revenue decreased 10% to $211 million in the second quarter 2025 from $235 million in 2024, primarily due to decreased customer demand and internal efforts to improve revenue quality across certain accounts. FMS segment operating income decreased 60% to $8.0 million in the second quarter of 2025 compared to $19.8 million in 2024. This decrease was primarily due to lower revenue, higher insurance premium and claims expense, higher group medical expense, increased bad debt expenses, and the absence of a $1.1 million net benefit from two offsetting claim settlements recorded in the second quarter 2024.

JBT segment revenue increased 5% to $177 million in the second quarter 2025, from $168 million in 2024. Revenue, excluding fuel surcharge revenue, increased 8% primarily due to a 13% increase in load volume, partially offset by a 4% decrease in revenue per load, excluding fuel surcharge revenue, compared to second quarter 2024. JBT average effective trailer count decreased to 12,144 in the second quarter 2025, compared to 12,600 in 2024.  At the end of the second quarter 2025, the JBT power fleet consisted of 2,041 tractors, compared to 1,897 tractors at June 30, 2024. Trailer turns in the second quarter of 2025 increased 17% compared to second quarter 2024, due to increased asset utilization and improvements in network balance. JBT segment operating income decreased 5% to $3.4 million in 2025, compared with $3.5 million during second quarter 2024. The decrease is primarily due to higher insurance premium and claims expense, higher group medical expense, and increased maintenance-related costs.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2025	2024	2025 vs. 2024
Total operating revenues	100.0%	100.0%	-
Operating expenses:
Rents and purchased transportation	43.3	43.5	(0.6)
Salaries, wages and employee benefits	27.9	27.4	1.7
Depreciation and amortization	6.0	6.3	(4.2)
Fuel and fuel taxes	5.2	5.6	(6.4)
Operating supplies and expenses	4.4	4.1	6.5
Insurance and claims	2.9	2.5	15.9
General and administrative expenses, net of asset dispositions	2.6	2.6	0.2
Operating taxes and licenses	0.6	0.6	1.1
Communication and utilities	0.4	0.4	(3.6)
Total operating expenses	93.3	93.0	0.3
Operating income	6.7	7.0	(4.1)

Net interest expense	0.7	0.7	5.4
Earnings before income taxes	6.0	6.3	(5.1)
Income taxes	1.6	1.7	(4.6)
Net earnings	4.4%	4.6%	(5.3)%

Total operating expenses increased 0.3%, while operating revenues were flat during the second quarter 2025 from the comparable period 2024. Operating income decreased to $197.3 million during the second quarter 2025 from $205.7 million in 2024.

Rents and purchased transportation costs decreased 0.6% in the second quarter 2025. This decrease was primarily the result of a decrease in rail carrier purchased transportation rates within JBI and decreased ICS load volumes, which decreased services provided by third-party carriers, partially offset by increased JBI and JBT load volumes, during the second quarter 2025 compared to 2024.

Salaries, wages, and employee benefits costs increased 1.7% during the second quarter 2025, compared with 2024. This increase was primarily due to an increase in group medical benefit expenses and higher driver wages, partially offset by lower office employee headcounts.

Depreciation and amortization expense decreased 4.2% in second quarter 2025 compared with 2024, primarily due to an increase in the expected useful lives of our chassis and trailer fleets, the reduction in DCS truck counts, and lower depreciation of information systems, partially offset by higher intermodal tractor and container counts. Fuel costs decreased 6.4% in the second quarter 2025, compared with 2024, due primarily to a decrease in the price of fuel.

Operating supplies and expenses increased 6.5%, driven primarily by higher equipment maintenance costs and increased tire expense. Insurance and claims expenses increased 15.9% in 2025 compared with 2024, primarily due to higher claim severity, increased insurance policy premiums expense, and the absence of a $1.1 million net benefit from two offsetting claim settlements recorded in the second quarter 2024, partially offset by lower claim volume. General and administrative expenses increased 0.2% for the current quarter from the comparable period in 2024, primarily due to higher bad debt expense and advertising costs, partially offset by lower building and yard rental expense and a decrease in net loss from sale or disposal of assets. Net loss from sale or disposal of assets was $2.9 million in 2025, compared to a net loss from sale or disposal of assets of $4.6 million in 2024.

Net interest expense increased 5.4% in 2025 due to an increase in our average debt balance, partially offset by a decrease in effective interest rates compared to second quarter 2024. Income tax expense decreased 4.6% in 2025, compared with 2024, primarily due to lower taxable earnings. Our effective income tax rate was 26.9% for the second quarter of 2025, compared to 26.8% in 2024. Our annual tax rate for 2025 is expected to be between 24.0% and 25.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income/(loss)
	2025	2024	2025	2024
JBI	$2,907	$2,803	$190.1	$201.1
DCS	1,669	1,711	174.0	190.1
ICS	528	556	(6.2)	(30.8)
FMS	411	465	12.7	34.9
JBT	344	346	5.4	4.8
Other (includes corporate)	-	-	-	-
Subtotal	5,859	5,881	376.0	400.1
Inter-segment eliminations	(9)	(8)	-	-
Total	$5,850	$5,873	$376.0	$400.1

Total consolidated operating revenues were $5.85 billion for the first six months of 2025, versus $5.87 billion for the comparable period 2024. Fuel surcharge revenue decreased to $713.5 million during the first six months of 2025, compared with $775.2 million in 2024. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 1% for the first six months of 2025 compared to the prior-year period.

JBI segment revenue increased 4% to $2.91 billion during the first six months of 2025, compared with $2.80 billion in 2024. Load volume during the first six months of 2025 increased 7% and revenue per load decreased 3%, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, decreased 1% compared to the first six months of 2024. JBI segment operating income decreased 5% to $190.1 million in the first six months of 2025, from $201.1 million in 2024. The decrease is primarily due to higher driver and non-driver wages, higher insurance claims and premiums expense, increased group medical costs, and increased equipment maintenance costs when compared to the first six months of 2024.

DCS segment revenue decreased 2% to $1.67 billion during the first six months of 2025, from $1.71 billion in 2024. Productivity, defined as revenue per truck per week, increased 3% from a year ago. Productivity, excluding fuel surcharge revenue, for the first six months of 2025 increased 4% from a year ago. The increase in productivity was primarily due to contractual index-based rate increases and increased utilization of equipment during the current period. Operating income of our DCS segment decreased to $174.0 million in the first six months of 2025, from $190.1 million in 2024. The decrease is primarily due to decreased revenue, higher insurance claim and premium expense, higher group medical expense, and increased equipment and maintenance costs, partially offset by lower bad debt expense, the maturing of new business onboarded over the past year, and overall cost management initiatives when compared to the first six months of 2024.

ICS revenue decreased 5% to $528.3 million during the first six months of 2025, from $555.7 million in 2024. Overall volumes decreased 11%, while revenue per load increased 7% compared to 2024. The ICS segment had an operating loss of $6.2 million in the first six months of 2025 compared to an operating loss of $30.8 million in 2024. The decrease in operating loss is primarily due to a 1% increase in gross profit, lower personnel salary and wages expense, lower cargo claims expense, reduced technology costs, and a reduction in integration and transition costs related to the 2023 purchase of the brokerage assets of BNSF Logistics, LLC during the first six months of 2025. Gross profit margin increased to 15.4% in the current period compared to 14.5% in 2024, reflecting our focused bid season yield management and improved capacity procurement.

FMS revenue decreased 11% to $411 million during the first six months of 2025, from $465 million in 2024, primarily due to decreased customer demand and internal efforts to improve revenue quality across certain accounts. FMS segment had operating income of $12.7 million in the first six months of 2025 compared to $34.9 million in 2024. This decrease was primarily due to lower revenue, higher insurance premium and claims expense, and the absence of a $4.2 million net benefit from claim settlements recorded in the first six months of 2024.

JBT segment revenue decreased 1% to $344 million for the first six months of 2025, from $346 million in 2024. Revenue, excluding fuel surcharge revenue, increased 1%, primarily due a 7% increase in load volume, partially offset by a 5% decrease in revenue per load, excluding fuel surcharge revenue compared to the first six months of 2024. Operating income of our JBT segment increased to $5.4 million in the first six months of 2025, from $4.8 million in 2024. The increase in operating income was driven primarily by lower personnel-related expenses and a continued focus on cost management and productivity, partially offset by higher insurance premium and claims expense.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2025	2024	2025 vs. 2024
Total operating revenues	100.0%	100.0%	(0.4)%
Operating expenses:
Rents and purchased transportation	43.8	43.5	0.2
Salaries, wages and employee benefits	27.6	27.4	0.4
Depreciation and amortization	6.1	6.3	(3.0)
Fuel and fuel taxes	5.4	5.8	(7.2)
Operating supplies and expenses	4.3	4.1	3.4
Insurance and claims	2.9	2.5	14.1
General and administrative expenses, net of asset dispositions	2.5	2.6	(2.4)
Operating taxes and licenses	0.6	0.6	0.4
Communication and utilities	0.4	0.4	(1.1)
Total operating expenses	93.6	93.2	-
Operating income	6.4	6.8	(6.0)
Net interest expense	0.7	0.6	11.3
Earnings before income taxes	5.7	6.2	(7.7)
Income taxes	1.5	1.7	(11.1)
Net earnings	4.2%	4.5%	(6.5)%

Total operating expenses were flat, while operating revenues decreased 0.4%, during the first six months of 2025, from the comparable period of 2024. Operating income decreased to $376.0 million during the first six months of 2025, from $400.1 million in 2024.

Rents and purchased transportation costs increased 0.2% in 2025.  This increase was primarily the result of increased JBI and JBT load volumes, which increased services provided by third-party rail and truck carriers during the current period, partially offset by a decrease in rail carrier purchased transportation rates within JBI and decreased ICS load volumes.

Salaries, wages, and employee benefits costs increased 0.4% in 2025 from 2024. This increase was primarily due to an increase in group medical benefit expenses and higher driver wages, partially offset by lower office employee headcounts.

Depreciation and amortization expense decreased 3.0% in 2025 primarily due to an increase in the expected useful lives of our chassis and trailer fleets, the reduction in DCS truck counts, and lower depreciation of information systems, partially offset by higher intermodal tractor and container counts. Fuel costs decreased 7.2% in 2025, compared with 2024, due primarily to a decrease in the price of fuel and decreased road miles.

Operating supplies and expenses increased 3.4% driven primarily by higher equipment maintenance costs and increased tire expense partially offset by lower travel and entertainment expenses and towing costs. Insurance and claims expense increased 14.1% in 2025 compared with 2024, primarily due to higher claim severity, increased insurance policy premiums expense, and the absence of a $4.2 million net benefit from claim settlements recorded in the first six months of 2024, partially offset by lower claim volume. General and administrative expenses decreased 2.4% from the comparable period in 2024, primarily due to lower building and yard rental expense, decreased professional services expense, and a decrease in net loss from sale or disposal of assets, partially offset by higher advertising costs. Net loss from sale or disposal of assets was $9.4 million in 2025, compared to a net loss from sale or disposal of assets of $11.3 million in 2024.

Net interest expense increased 11.3% in 2025, due primarily to decreased interest income and an increase in our average debt balance. Income tax expense decreased 11.1% during the first six months of 2025 compared with 2024, primarily due to decreased taxable earnings and a lower effective income tax rate in the first six months of 2025. Our effective income tax rate was 26.7% for the first six months of 2025, compared to 27.7% in 2024 due to discrete tax items. Our annual tax rate for 2025 is expected to be between 24.0% and 25.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $806.2 million during the first six months of 2025, compared with $827 million for the same period 2024. Operating cash flows decreased primarily due to decreased earnings, partially offset by the timing of general working capital activities. Net cash used in investing activities totaled $399.1 million in 2025, compared with $405.1 million in 2024. The decrease resulted primarily from a decrease in equipment purchases, net of proceeds from the sale of equipment, partially offset by an increase in real estate acquisitions in the current period. Net cash used in financing activities was $403.2 million in 2025, compared with $421.8 million in 2024. This decrease resulted primarily from the proceeds of our issuance in March 2025 of $750 million in senior notes, partially offset by the use of a portion of those proceeds to retire our $500 million of term loans in March 2025 as well as an increase in treasury stock purchases.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At June 30, 2025 we were authorized to borrow through a revolving line of credit, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. In addition, the credit agreement authorized us to borrow up to an additional $500 million through committed term loans during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The entire outstanding balance of these term loans were paid in full in March 2025. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At June 30, 2025, we had a $278.3 million outstanding balance under our senior credit facility, at an average interest rate of 5.32% and a cash balance of $50.9 million.

We continue to evaluate the possible effects of current economic conditions and reasonable and supportable economic forecasts on operational cash flows, including the risks of declines in the overall freight market due to anticipated or potential increases in tariffs or other factors and our customers' liquidity and ability to pay. We regularly monitor working capital and maintain frequent communication with our customers, suppliers and service providers. A large portion of our cost structure is variable. Purchased transportation expense represents more than half of our total costs and is heavily tied to load volumes. Our second largest cost item is salaries and wages, the largest portion of which is driver pay, which includes a large variable component.

Our financing arrangements require us to maintain certain covenants and financial ratios. At June 30, 2025, we were compliant with all covenants and financial ratios.

Our net capital expenditures were approximately $399.1 million during the first six months of 2025, compared with $408.9 million for the same period 2024. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in the first half of 2025 were primarily for tractors, trailing equipment and related enhancements, and real estate. We expect to spend in the range of $550 million to $650 million for net capital expenditures during the full calendar year 2025. We are currently committed to spend approximately $64.1 million, net of proceeds from sales or trade-ins, during the years 2025 and 2026. At June 30, 2025, our aggregate future minimum lease payments under operating lease obligations related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment totaled $318.4 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $64.1 million, as of June 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 3.875% to 4.90%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior credit facility has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At June 30, 2025, the average interest rate under our senior credit facility was 5.32%. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $2.8 million.

Although we conduct business in foreign countries, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2025. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2025, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

There were no changes in our internal control over financial reporting during the second quarter 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On April 24, 2025, we issued an aggregate of 14,033 shares of our common stock to non-employee members of our Board of Directors who elected to receive all or a portion of their annual director retainer in Company stock. These shares were valued based on the closing market price per share of our common stock of $132.98 on April 24, 2025, for an aggregate value of $1,866,108. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2025:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
April 1 through April 30, 2025	1,820,898	$131.59	1,820,898	$413
May 1 through May 31, 2025	589,600	134.29	589,600	335
June 1 through June 30, 2025	-	-	-	335
Total	2,410,498	$132.25	2,410,498	$335

(1)         On August 16, 2024, our Board of Directors authorized the purchase of up to $1 billion of our common stock. This stock repurchase program has no expiration date.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 24th day of July 2025.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Shelley Simpson
Shelley Simpson
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Financial Officer,
Executive Vice President
(Principal Financial and Accounting Officer)