Form 10-Q
period 2025-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2025-10-24
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes  ☐           No    ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2025 was 95,218,346.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2025

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating revenues, excluding fuel surcharge revenues	$2,667,276	$2,678,484	$7,803,324	$7,775,991
Fuel surcharge revenues	385,621	389,687	1,099,146	1,164,865
Total operating revenues	3,052,897	3,068,171	8,902,470	8,940,856

Operating expenses:
Rents and purchased transportation	1,332,386	1,380,380	3,892,622	3,935,379
Salaries, wages and employee benefits	822,193	809,494	2,438,781	2,420,425
Depreciation and amortization	179,125	187,982	535,581	555,637
Fuel and fuel taxes	164,008	158,792	477,652	496,610
Operating supplies and expenses	132,701	127,889	384,399	371,305
Insurance and claims	82,015	78,441	251,870	227,348
General and administrative expenses, net of asset dispositions	69,004	72,389	216,850	223,878
Operating taxes and licenses	18,020	17,705	53,270	52,815
Communication and utilities	10,788	10,991	32,833	33,273
Total operating expenses	2,810,240	2,844,063	8,283,858	8,316,670
Operating income	242,657	224,108	618,612	624,186
Net interest expense	17,871	20,751	57,754	56,598
Earnings before income taxes	224,786	203,357	560,858	567,588
Income taxes	53,937	51,291	143,645	152,156
Net earnings	$170,849	$152,066	$417,213	$415,432

Weighted average basic shares outstanding	96,184	101,319	97,832	102,312

Basic earnings per share	$1.78	$1.50	$4.26	$4.06

Weighted average diluted shares outstanding	96,847	102,135	98,424	103,126

Diluted earnings per share	$1.76	$1.49	$4.24	$4.03

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$52,290	$46,983
Trade accounts receivable, net	1,231,356	1,224,166
Prepaid expenses and other	392,636	499,834
Total current assets	1,676,282	1,770,983
Property and equipment, at cost	9,341,316	9,148,928
Less accumulated depreciation	3,700,489	3,419,129
Net property and equipment	5,640,827	5,729,799
Goodwill and intangible assets, net	215,511	230,979
Other assets	575,032	580,509
Total assets	$8,107,652	$8,312,270

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$699,647	$500,000
Trade accounts payable	664,517	645,925
Claims accruals	284,712	257,121
Accrued payroll	141,778	122,477
Other accrued expenses	142,214	152,517
Total current liabilities	1,932,868	1,678,040

Long-term debt	902,207	977,702
Long-term claims accruals	420,430	368,704
Other long-term liabilities	341,921	377,070
Deferred income taxes	938,360	896,249
Shareholders' equity	3,571,866	4,014,505
Total liabilities and shareholders' equity	$8,107,652	$8,312,270

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30, 2025 and 2024
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at June 30, 2024	$1,671	$578,624	$7,153,058	$(3,657,357)	$4,075,996
Comprehensive income:
Net earnings	-	-	152,066	-	152,066
Cash dividend declared and paid ($0.43 per share)	-	-	(43,686)	-	(43,686)
Purchase of treasury shares	-	-	-	(199,998)	(199,998)
Share-based compensation	-	19,813	-	-	19,813
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(3,773)	-	(200)	(3,973)
Balances at September 30, 2024	$1,671	$594,664	$7,261,438	$(3,857,555)	$4,000,218

Balances at June 30, 2025	$1,671	$617,689	$7,533,189	$(4,497,219)	$3,655,330
Comprehensive income:
Net earnings	-	-	170,849	-	170,849
Cash dividend declared and paid ($0.44 per share)	-	-	(42,520)	-	(42,520)
Purchase of treasury shares	-	-	-	(230,450)	(230,450)
Share-based compensation	-	20,587	-	-	20,587
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(2,229)	-	299	(1,930)
Balances at September 30, 2025	$1,671	$636,047	$7,661,518	$(4,727,370)	$3,571,866

	Nine Months Ended September 30, 2025 and 2024
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2023	$1,671	$549,132	$6,978,119	$(3,425,164)	$4,103,758
Comprehensive income:
Net earnings	-	-	415,432	-	415,432
Cash dividend declared and paid ($1.29 per share)	-	-	(132,113)	-	(132,113)
Purchase of treasury shares	-	-	-	(428,283)	(428,283)
Share-based compensation	-	57,376	-	-	57,376
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(11,844)	-	(4,108)	(15,952)
Balances at September 30, 2024	$1,671	$594,664	$7,261,438	$(3,857,555)	$4,000,218

Balances at December 31, 2024	$1,671	$583,945	$7,373,462	$(3,944,573)	$4,014,505
Comprehensive income:
Net earnings	-	-	417,213	-	417,213
Cash dividend declared and paid ($1.32 per share)	-	-	(129,157)	-	(129,157)
Purchase of treasury shares	-	-	-	(783,360)	(783,360)
Share-based compensation	-	58,695	-	-	58,695
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(6,593)	-	563	(6,030)
Balances at September 30, 2025	$1,671	$636,047	$7,661,518	$(4,727,370)	$3,571,866

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net earnings	$417,213	$415,432
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	535,581	555,637
Noncash lease expense	72,305	75,737
Share-based compensation	58,695	57,376
Net loss on sale of revenue equipment and other assets	11,938	13,305
Deferred income taxes	42,111	(74,380)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,190)	71,991
Other assets	158,652	191,020
Trade accounts payable	63,212	(107,615)
Income taxes payable or receivable	(33,852)	(15,234)
Claims accruals	30,972	31,943
Accrued payroll and other accrued expenses	(56,963)	(49,692)
Net cash provided by operating activities	1,292,674	1,165,520

Cash flows from investing activities:
Additions to property and equipment	(596,363)	(641,083)
Proceeds from sale of equipment	105,444	153,016
Proceeds from sale of investment	-	6,768
Business acquisitions	-	3,785
Net cash used in investing activities	(490,919)	(477,514)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	750,000	-
Payments on long-term debt	(500,000)	(250,000)
Proceeds from revolving lines of credit and other	2,320,100	2,255,300
Payments on revolving lines of credit and other	(2,448,001)	(2,050,300)
Purchase of treasury stock	(783,360)	(428,283)
Stock repurchased for payroll taxes and other	(6,030)	(15,952)
Dividends paid	(129,157)	(132,113)
Net cash used in financing activities	(796,448)	(621,348)
Net change in cash and cash equivalents	5,307	66,658
Cash and cash equivalents at beginning of period	46,983	53,344
Cash and cash equivalents at end of period	$52,290	$120,002

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$68,677	$71,548
Income taxes	$126,487	$242,602

Noncash investing activities
Accruals for equipment received	$29,286	$88,395

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which enhances income tax disclosures to provide more transparency about income tax information, primarily related to the rate reconciliation and income taxes paid by jurisdiction information. These disclosures will include consistent categories and greater disaggregation of information in the rate reconciliation and require income taxes paid to be disaggregated by jurisdiction as well as additional amendments to improve the effectiveness of income tax disclosures. The new standard became effective prospectively for us on January 1, 2025, for annual periods, with retrospective adoption permitted. We do not anticipate the adoption of this accounting pronouncement to have a material impact on our financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. The standard becomes effective prospectively for us on January 1, 2027, for annual periods, and January 1, 2028, for interim periods, with retrospective adoption permitted. We are currently evaluating the impact of the adoption of this accounting pronouncement on our financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, which clarified and modernizes the accounting for costs related to internal-use software. The amendments in the standard remove all previous references to project stages and clarify the threshold entities apply to begin capitalizing costs. The standard becomes effective for us on January 1, 2028, for annual and interim periods and may be adopted on a prospective basis, a modified basis for in-process projects, or a retrospective basis. We are currently evaluating the impact of the adoption of this accounting pronouncement on our financial statements.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 0.7 million and 0.6 million shares during the three and nine months ended September 30, 2025, respectively, compared to 0.8 million shares during the three and nine months ended September 30, 2024.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted share units:
Pretax compensation expense	$15,423	$13,842	$41,968	$39,659
Tax benefit	4,047	3,654	11,012	10,470
Restricted share unit expense, net of tax	$11,376	$10,188	$30,956	$29,189

Performance share units:
Pretax compensation expense	$5,164	$5,971	$16,727	$17,717
Tax benefit	1,355	1,576	4,389	4,677
Performance share unit expense, net of tax	$3,809	$4,395	$12,338	$13,040

As of September 30, 2025, we had $66.5 million and $35.7 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 2.8 years for restricted share units and 2.2 years for performance share units. During the nine months ended September 30, 2025, we issued 40,686 shares for vested restricted share units and 84,001 shares for vested performance share units. Of this total, 34,838 shares for vested restricted share units and zero shares for vested performance share units were issued during the third quarter 2025.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost, under our current financing arrangements consist of the following (in millions):

	September 30, 2025	December 31, 2024
Senior credit facility	$159.2	$778.7
Senior notes	1,442.6	699.0
Less current portion of long-term debt	(699.6)	(500.0)
Total long-term debt	$902.2	$977.7

Senior Credit Facility

At September 30, 2025, we were authorized to borrow through a revolving line of credit, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027 and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. In addition, the credit agreement authorized us to borrow up to an additional $500 million through committed term loans during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The entire outstanding balance of these term loans was paid in full in March 2025. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2025, we had $160 million outstanding on the revolving line of credit, at an average interest rate of 5.16%, under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at September 30, 2025.

5.	Capital Stock

On August 16, 2024, our Board of Directors authorized the purchase of up to $1 billion of our common stock. At September 30, 2025, we had $106.5 million available under this authorized plan to purchase our common stock. On October 22, 2025, our Board of Directors authorized the purchase of up to an additional $1 billion of our common stock to be effective upon our purchase of the remaining balance under the August 2024 authorization. During the nine months ended September 30, 2025, we purchased approximately 5,427,000 shares, or $783.4 million of our common stock in accordance with plans authorized by our Board, of which approximately 1,603,000 shares, or $230.4 million, were purchased in the third quarter of 2025. On January 23, 2025, our Board of Directors declared a regular quarterly cash dividend of $0.44, which was paid February 21, 2025, to shareholders of record on February 7, 2025. On April 24, 2025, our Board of Directors declared a regular quarterly dividend of $0.44 per common share, which was paid May 23, 2025, to shareholders of record on May 9, 2025. On July 23, 2025, our Board of Directors declared a regular quarterly dividend of $0.44 per common share, which was paid on August 22, 2025, to shareholders of record on August 8, 2025. On October 22, 2025, our Board of Directors declared a regular quarterly dividend of $0.44 per common share, which will be paid on November 21, 2025, to shareholders of record on November 7, 2025.

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

Assets Measured at Fair Value on a Recurring Basis

The following assets are measured at fair value on a recurring basis (in millions):

	Asset Balance
	September 30, 2025	December 31, 2024	Input Level
Trading investments	$35.8	$33.9	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflects quoted market prices. Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes was $1.60 billion and $1.48 billion at September 30, 2025 and December 31, 2024, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.63 billion and $1.48 billion at September 30, 2025 and December 31, 2024, respectively.

The carrying amounts of all other instruments at September 30, 2025, approximate their fair value due to the short maturity of these instruments.

7.	Income Taxes

Our effective income tax rate was 24.0% for the three months ended September 30, 2025, compared to 25.2% for the three months ended September 30, 2024. Our effective income tax rate was 25.6% for the first nine months of 2025, compared to 26.8% in 2024. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At September 30, 2025, we had a total of $80.6 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $64.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $17.3 million at September 30, 2025.

On July 4, 2025, new U.S tax legislation was signed into law which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the legislation makes changes to certain U.S. corporate tax provisions. We continue to evaluate the impact of the new legislation; however, we do not expect it to have a material impact on our consolidated statements of earnings. Our deferred income tax liabilities as of September 30, 2025 and December 31, 2024 were $938 million and $896 million, respectively.  This increase was primarily due to the bonus depreciation and domestic tax research cost expensing provisions of the legislation.

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

We reported five distinct business segments during the nine months ended September 30, 2025 and 2024. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2024. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	September 30, 2025	December 31, 2024
JBI	$3,475	$3,507
DCS	2,141	2,195
ICS	282	288
FMS	508	544
JBT	361	389
Total segment assets	6,767	6,923
Other (includes corporate)	1,341	1,389
Total	$8,108	$8,312

	Net Capital Expenditures (1) For The Nine Months Ended September 30,
	2025	2024
JBI	$168.9	$207.2
DCS	172.4	129.7
ICS	0.9	19.3
FMS	11.0	13.0
JBT	0.3	14.6
Total segment net capital expenditures	353.5	383.8
Other (includes corporate)	137.4	104.3
Total	$490.9	$488.1

	Revenues and Operating Income/(Loss)
	For The Three Months ended September 30, 2025
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$1,520.4	$864.1	$276.3	$206.4	$189.7	$(4.0)	$3,052.9
Operating expenses:
Rents, purchased transportation, and fuel	934.4	110.0	236.9	78.5	140.5
Salaries, wages and employee benefits	221.3	390.6	17.1	71.0	10.4
Depreciation and amortization	62.3	79.5	2.0	11.2	5.7
Operating supplies and expenses	66.2	70.4	2.2	9.1	8.1
Insurance and claims	28.3	43.1	3.4	5.2	6.4
General and administrative expenses, net of asset dispositions	75.0	51.5	15.4	22.7	10.7
Other segment items (2)	7.9	14.7	0.1	1.8	0.5
Total operating expenses	1,395.4	759.8	277.1	199.5	182.3	(3.9)	2,810.2
Operating Income (3)	$125.0	$104.3	$(0.8)	$6.9	$7.4	$(0.1)	$242.7

	Revenues and Operating Income/(Loss)
	For The Three Months ended September 30, 2024
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$1,556.8	$846.0	$278.2	$218.3	$173.2	$(4.3)	$3,068.2
Operating expenses:
Rents, purchased transportation, and fuel	999.1	109.0	230.1	79.8	125.3
Salaries, wages and employee benefits	217.2	383.3	18.1	74.9	10.6
Depreciation and amortization	62.2	82.7	6.3	11.1	8.9
Operating supplies and expenses	65.2	71.2	1.7	9.7	6.4
Insurance and claims	28.9	43.1	4.2	3.8	3.2
General and administrative expenses, net of asset dispositions	64.5	46.5	20.8	25.0	10.2
Other segment items (2)	7.9	14.7	0.3	2.0	0.4
Total operating expenses	1,445.0	750.5	281.5	206.3	165.0	(4.2)	2,844.1
Operating Income (3)	$111.8	$95.5	$(3.3)	$12.0	$8.2	$(0.1)	$224.1

	Revenues and Operating Income/(Loss)
	For The Nine Months ended September 30, 2025
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$4,427.5	$2,533.2	$804.6	$617.8	$533.3	$(13.9)	$8,902.5
Operating expenses:
Rents, purchased transportation, and fuel	2,748.9	323.1	688.4	230.0	393.1
Salaries, wages and employee benefits	660.9	1,148.9	50.7	212.1	31.4
Depreciation and amortization	184.4	238.4	6.0	33.5	20.1
Operating supplies and expenses	194.4	211.0	5.4	28.6	22.6
Insurance and claims	84.7	131.8	11.9	17.6	19.1
General and administrative expenses, net of asset dispositions	215.1	158.0	48.5	70.6	32.8
Other segment items (2)	24.0	43.8	0.7	5.8	1.4
Total operating expenses	4,112.4	2,255.0	811.6	598.2	520.5	(13.8)	8,283.9
Operating Income (3)	$315.1	$278.2	$(7.0)	$19.6	$12.8	$(0.1)	$618.6

	Revenues and Operating Income/(Loss)
	For The Nine Months ended September 30, 2024
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$4,359.6	$2,557.0	$833.8	$682.9	$519.6	$(12.0)	$8,940.9
Operating expenses:
Rents, purchased transportation, and fuel	2,766.7	346.0	709.2	245.0	376.2
Salaries, wages and employee benefits	620.4	1,147.4	58.4	233.8	32.9
Depreciation and amortization	184.0	247.1	13.8	34.2	27.1
Operating supplies and expenses	181.5	208.6	4.7	31.3	20.4
Insurance and claims	75.8	126.5	17.1	8.7	14.9
General and administrative expenses, net of asset dispositions	194.6	151.1	63.7	76.4	33.7
Other segment items (2)	23.7	44.7	1.0	6.6	1.5
Total operating expenses	4,046.7	2,271.4	867.9	636.0	506.7	(12.0)	8,316.7
Operating Income (3)	$312.9	$285.6	$(34.1)	$46.9	$12.9	$-	$624.2

(1)	Net capital expenditures report the additions to property and equipment, net of proceeds from the sale of property and equipment.
(2)	Other segment items include communication, utilities, and operating taxes and licenses expense items.
(3)	Refer to the Condensed Consolidated Statements of Earnings for the reconciliation of consolidated operating income to earnings before income taxes.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024

	Summary of Operating Segment Results For the Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2025	2024	2025	2024
JBI	$1,520	$1,557	$125.0	$111.8
DCS	864	846	104.3	95.5
ICS	276	278	(0.8)	(3.3)
FMS	206	218	6.9	12.0
JBT	190	173	7.4	8.2
Other (includes corporate)	-	-	(0.1)	(0.1)
Subtotal	3,056	3,072	242.7	224.1
Inter-Segment eliminations	(3)	(4)	-	-
Total	$3,053	$3,068	$242.7	$224.1

Total consolidated operating revenues were $3.05 billion for the third quarter 2025, a 0.5% decrease from $3.07 billion in the third quarter 2024. Third quarter 2025 operating revenues decreased primarily due to a decline in revenue per load in JBI and JBT, lower volumes in ICS and DCS, and fewer stops in FMS, when compared to the third quarter 2024. These increases were offset by higher productivity in DCS, increased revenue per load in ICS, and increased loads in JBT. Total consolidated operating revenue, excluding fuel surcharge revenue, decreased 0.4%, when compared to the third quarter 2024.

JBI segment revenue decreased 2% to $1.52 billion during the third quarter 2025, compared with $1.56 billion in 2024. During the third quarter of 2025, JBI had a 1% decrease in load volumes and revenue per load, which is determined by the combination of freight mix, fuel surcharges, and customer rates. Transcontinental loads decreased 6% during the third quarter 2025, while eastern network load volume increased 6% compared to the third quarter 2024. Our decision during bid season to prioritize network balance, especially in the Transcontinental network, pressured volumes compared to last year but reduced empty moves from the network. Volume growth in our Eastern network remained strong, driven by the value proposition it presents for customers and reliable rail service. Revenue per load, excluding fuel surcharge revenue, decreased 1% compared to the third quarter 2024. JBI segment operating income increased 12% to $125.0 million in the third quarter 2025 from $111.8 million in 2024. The increase is primarily due to improved network balance, which resulted in fewer empty container moves and increased efficiency throughout our drayage fleet, as well as improvements associated with the initiative to lower our cost to serve and overall cost management initiatives. The current quarter ended with approximately 125,100 units of trailing capacity and 6,400 power units assigned to the dray fleet.

DCS segment revenue increased 2% to $864 million in the third quarter 2025, compared to $846 million in 2024. Productivity, defined as revenue per truck per week, increased 3%, while average truck count decreased 1%, when compared to the third quarter 2024. Productivity, excluding fuel surcharge revenue, increased 3%, primarily due to contractual index-based rate increases and a decline in idle equipment. On a net basis, revenue-producing trucks in the fleet at the end of the third quarter 2025 decreased by 59 trucks, or 1%, compared to the prior-year period. Customer retention rates are approximately 95%. DCS segment operating income increased 9% to $104.3 million in the third quarter 2025, from $95.5 million in 2024. The increase is primarily due to higher revenue, lower equipment and maintenance costs, improvements associated with the initiative to lower our cost to serve, and the maturing of new business onboarded over the past year, partially offset by higher insurance premiums.

ICS segment revenue decreased 1% to $276 million in the third quarter 2025, from $278 million in 2024. Overall volumes decreased 8% compared to the third quarter 2024, while revenue per load increased 9%, primarily due to higher contractual and spot rates and changes in customer freight mix. Contractual business represented approximately 63% of total load volume and 64% of total revenue in the third quarter 2025, compared to 62% and 61%, respectively, in 2024. The ICS segment had an operating loss of $0.8 million in the third quarter 2025, compared to an operating loss of $3.3 million in 2024. The decrease in operating loss is primarily due to lower personnel salary and wages expense, lower insurance claims expense, and reduced technology costs. Gross profit margin decreased to 15.0% in the third quarter 2025, compared to 17.9% in 2024 as the absence of project work in the current quarter compared to the prior year, more than offset the benefits of our disciplined bid strategy and effective sourcing of capacity. ICS’s carrier base increased 13% compared to the third quarter 2024, following recent declines due to changes in carrier qualification requirements.

FMS segment revenue decreased 5% to $206 million in the third quarter 2025 from $218 million in 2024, primarily due to decreased customer demand and a change in mix between asset and asset-light business. FMS segment operating income decreased 42% to $6.9 million in the third quarter of 2025 compared to $12.0 million in 2024. This decrease was primarily due to lower revenue and higher insurance claims expense, partially offset by lower personnel-related expenses and improvements associated with the initiative to lower our cost to serve.

JBT segment revenue increased 10% to $190 million in the third quarter 2025, from $173 million in 2024. Revenue, excluding fuel surcharge revenue, increased 10% primarily due to a 14% increase in load volume, partially offset by a 4% decrease in revenue per load, excluding fuel surcharge revenue, compared to third quarter 2024. JBT average effective trailer count decreased to 12,107 in the third quarter 2025, compared to 12,588 in 2024. At the end of the third quarter 2025, the JBT power fleet consisted of 2,091 tractors, compared to 1,989 tractors at September 30, 2024. Trailer turns in the third quarter of 2025 increased 19% compared to third quarter 2024, due to higher load volumes and improvements in network balance. JBT segment operating income decreased 9% to $7.4 million in 2025, compared with $8.2 million during third quarter 2024. The decrease is primarily due to higher insurance claims expense and increased maintenance-related costs as well as higher third-party capacity costs as a percentage of revenue.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2025	2024	2025 vs. 2024
Total operating revenues	100.0%	100.0%	(0.5)%
Operating expenses:
Rents and purchased transportation	43.6	45.0	(3.5)
Salaries, wages and employee benefits	26.9	26.4	1.6
Depreciation and amortization	5.9	6.1	(4.7)
Fuel and fuel taxes	5.4	5.2	3.3
Operating supplies and expenses	4.3	4.2	3.8
Insurance and claims	2.7	2.6	4.6
General and administrative expenses, net of asset dispositions	2.3	2.2	(4.7)
Operating taxes and licenses	0.6	0.6	1.8
Communication and utilities	0.4	0.4	(1.9)
Total operating expenses	92.1	92.7	(1.2)
Operating income	7.9	7.3	8.3
Net interest expense	0.5	0.7	(13.9)
Earnings before income taxes	7.4	6.6	10.5
Income taxes	1.8	1.6	5.2
Net earnings	5.6%	5.0%	12.4%

Total operating expenses decreased 1.2%, while operating revenues decreased 0.5% during the third quarter 2025 from the comparable period 2024. Operating income increased to $242.7 million during the third quarter 2025 from $224.1 million in 2024.

Rents and purchased transportation costs decreased 3.5% in the third quarter 2025. This decrease was primarily the result of a decrease in JBI and ICS load volumes, which decreased services provided by third-party carriers, partially offset by increased JBT load volumes, during the third quarter 2025 compared to 2024.

Salaries, wages, and employee benefits costs increased 1.6% during the third quarter 2025, compared with 2024. This increase was primarily due to an increase in incentive compensation, partially offset by lower office employee wage expenses.

Depreciation and amortization expense decreased 4.7% in third quarter 2025 compared with 2024, primarily due to an increase in the expected useful lives of our chassis and trailer fleets, the reduction in DCS truck counts, and lower depreciation of information systems. Fuel costs increased 3.3% in the third quarter 2025, compared with 2024, due primarily to an increase in the price of fuel.

Operating supplies and expenses increased 3.8%, driven primarily by higher equipment maintenance costs, increased tire expense, and increased tolls expense. Insurance and claims expenses increased 4.6% in 2025 compared with 2024, primarily due to increased insurance policy premiums expense and higher claim volume, partially offset by lower claim severity. General and administrative expenses decreased 4.7% for the current quarter from the comparable period in 2024, primarily due to lower building and yard rental expense, reduced technology costs, decreased professional services expense, and lower bad debt expense, partially offset by an increase in net loss from sale or disposal of assets. Net loss from sale or disposal of assets was $2.6 million in 2025, compared to a net loss from sale or disposal of assets of $0.8 million in 2024.

Net interest expense decreased 13.9% in 2025 due to a decrease in effective interest rates and the resolution of certain tax positions, partially offset by a higher average debt balance compared to third quarter 2024. Income tax expense increased 5.2% in 2025, compared with 2024, primarily due to higher taxable earnings. Our effective income tax rate decreased to 24.0% for the third quarter of 2025, compared to 25.2% in 2024, primarily due to the resolution of certain tax positions. Our annual tax rate for 2025 is expected to be approximately 24.5%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024

	Summary of Operating Segment Results For the Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(loss)
	2025	2024	2025	2024
JBI	$4,428	$4,360	$315.1	$312.9
DCS	2,533	2,557	278.2	285.6
ICS	805	834	(7.0)	(34.1)
FMS	618	683	19.6	46.9
JBT	533	519	12.8	12.9
Other (includes corporate)	-	-	(0.1)	-
Subtotal	8,917	8,953	618.6	624.2
Inter-segment eliminations	(15)	(12)	-	-
Total	$8,902	$8,941	$618.6	$624.2

Total consolidated operating revenues were $8.90 billion for the first nine months of 2025, versus $8.94 billion for the comparable period 2024. Fuel surcharge revenue decreased to $1.10 billion during the first nine months of 2025, compared with $1.16 billion in 2024. Total consolidated operating revenue, excluding fuel surcharge revenue, was relatively flat when compared to the first nine months of 2024.

JBI segment revenue increased 2% to $4.43 billion during the first nine months of 2025, compared with $4.36 billion in 2024. Load volume during the first nine months of 2025 increased 4% and revenue per load decreased 2%, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, decreased 1% compared to the first nine months of 2024. JBI segment operating income increased 1% to $315.1 million in the first nine months of 2025, from $312.9 million in 2024. The increase is primarily due to higher revenue and improved network balance and increased efficiency throughout our drayage fleet as well as improvements associated with our overall cost management initiatives. These benefits were partially offset by higher driver and non-driver wages, higher insurance claims and premiums expense, higher group medical expense, and increased equipment maintenance costs.

DCS segment revenue decreased 1% to $2.53 billion during the first nine months of 2025, from $2.56 billion in 2024. Productivity, defined as revenue per truck per week, increased 3% from a year ago. Productivity, excluding fuel surcharge revenue, for the first nine months of 2025 increased 4% from a year ago. The increase in productivity was primarily due to contractual index-based rate increases, increased utilization of equipment, and reduced idle equipment during the current period. Operating income of our DCS segment decreased 3% to $278.2 million in the first nine months of 2025, from $285.6 million in 2024. The decrease is primarily due to decreased revenue, higher insurance claim and premium expense, higher group medical expense, and increased equipment maintenance costs, partially offset by the maturing of new business onboarded over the past year, lower bad debt expense, and overall cost management initiatives when compared to the first nine months of 2024.

ICS revenue decreased 4% to $805 million during the first nine months of 2025, from $834 million in 2024. Overall volumes decreased 10%, while revenue per load increased 7% compared to 2024. The ICS segment had an operating loss of $7.0 million in the first nine months of 2025 compared to an operating loss of $34.1 million in 2024. The decrease in operating loss is primarily due to lower personnel salary and wages expense, lower cargo claims expense, reduced technology costs, overall cost management initiatives, and a reduction in integration and transition costs related to the 2023 purchase of the brokerage assets of BNSF Logistics, LLC during the first nine months of 2025. Gross profit margin decreased to 15.3% in the current period compared to 15.7% in 2024.

FMS revenue decreased 10% to $618 million during the first nine months of 2025, from $683 million in 2024, primarily due to decreased customer demand and internal efforts to improve revenue quality across certain accounts. FMS segment had operating income of $19.6 million in the first nine months of 2025 compared to $46.9 million in 2024. This decrease was primarily due to lower revenue, higher insurance premium and claims expense, and the absence of a $4.2 million net benefit from claim settlements recorded in the first nine months of 2024.

JBT segment revenue increased 3% to $533 million for the first nine months of 2025, from $519 million in 2024. Revenue, excluding fuel surcharge revenue, increased 4%, primarily due to a 10% increase in load volume, partially offset by a 5% decrease in revenue per load, excluding fuel surcharge revenue compared to the first nine months of 2024. Operating income of our JBT segment was $12.8 million in the first nine months of 2025, relatively flat compared to $12.9 million in 2024, as higher insurance premium and claims expense, and increased maintenance related costs were offset by lower personnel-related expenses and a continued focus on cost management initiatives and productivity.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2025	2024	2025 vs. 2024
Total operating revenues	100.0%	100.0%	(0.4)%
Operating expenses:
Rents and purchased transportation	43.7	44.0	(1.1)
Salaries, wages and employee benefits	27.4	27.1	0.8
Depreciation and amortization	6.0	6.2	(3.6)
Fuel and fuel taxes	5.4	5.6	(3.8)
Operating supplies and expenses	4.3	4.2	3.5
Insurance and claims	2.8	2.5	10.8
General and administrative expenses, net of asset dispositions	2.5	2.4	(3.1)
Operating taxes and licenses	0.6	0.6	0.9
Communication and utilities	0.4	0.4	(1.3)
Total operating expenses	93.1	93.0	(0.4)
Operating income	6.9	7.0	(0.9)
Net interest expense	0.6	0.7	2.0
Earnings before income taxes	6.3	6.3	(1.2)
Income taxes	1.6	1.7	(5.6)
Net earnings	4.7%	4.6%	0.4%

Total operating expenses and operating revenues decreased 0.4%, during the first nine months of 2025, from the comparable period of 2024. Operating income decreased to $618.6 million during the first nine months of 2025, from $624.2 million in 2024.

Rents and purchased transportation costs decreased 1.1% in 2025. This decrease was primarily the result of decreased ICS load volumes, which decreased services provided by third-party carriers, partially offset by increased JBI and JBT load volumes, compared to 2024.

Salaries, wages, and employee benefits costs increased 0.8% in 2025 from 2024. This increase was primarily due to higher incentive compensation, an increase in group medical benefit expenses and higher driver wages, partially offset by lower office employee wage expenses.

Depreciation and amortization expense decreased 3.6% in 2025 primarily due to an increase in the expected useful lives of our chassis and trailer fleets, the reduction in DCS truck counts, and lower depreciation of information systems, partially offset by higher intermodal container counts. Fuel costs decreased 3.8% in 2025, compared with 2024, due primarily to a decrease in the price of fuel and decreased road miles.

Operating supplies and expenses increased 3.5%, driven primarily by higher equipment maintenance costs, increased tire expense, and higher tolls expense, partially offset by lower travel and entertainment expenses and towing costs. Insurance and claims expense increased 10.8% in 2025 compared with 2024, primarily due to higher claim severity, increased insurance policy premiums expense, and the absence of a $4.2 million net benefit from claim settlements recorded in the first nine months of 2024. General and administrative expenses decreased 3.1% from the comparable period in 2024, primarily due to lower building and yard rental expense, decreased professional services expense, and a decrease in net loss from sale or disposal of assets, partially offset by higher advertising costs. Net loss from sale or disposal of assets was $11.9 million in 2025, compared to a net loss from sale or disposal of assets of $13.3 million in 2024.

Net interest expense increased 2.0% in 2025, due primarily to decreased interest income and an increase in our average debt balance. Income tax expense decreased 5.6% during the first nine months of 2025 compared with 2024, primarily due to decreased taxable earnings and a lower effective income tax rate in the first nine months of 2025. Our effective income tax rate was 25.6% for the first nine months of 2025, compared to 26.8% in 2024 due to discrete tax items. Our annual tax rate for 2025 is expected to be approximately 24.5%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $1.29 billion during the first nine months of 2025, compared with $1.17 billion for the same period 2024. Operating cash flows increased primarily due to increased earnings, partially offset by the timing of general working capital activities. Net cash used in investing activities totaled $490.9 million in 2025, compared with $477.5 million in 2024. The increase is primarily due to cash proceeds from investment and business acquisition activities present in the prior period. Net cash used in financing activities was $796.4 million in 2025, compared with $621.3 million in 2024. This increase resulted primarily from an increase in treasury stock purchases and net payments on revolving line of credit.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At September 30, 2025, we were authorized to borrow through a revolving line of credit, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring September 2027, and allows us to request an increase in the revolving line of credit total commitment by up to $300 million and to request two one-year extensions of the maturity date. In addition, the credit agreement authorized us to borrow up to an additional $500 million through committed term loans during the nine-month period beginning September 27, 2022, due September 2025, which we exercised in June 2023. The entire outstanding balance of these term loans were paid in full in March 2025. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2025, we had a $160 million outstanding balance under our senior credit facility, at an average interest rate of 5.16% and a cash balance of $52.3 million.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At September 30, 2025, we were compliant with all covenants and financial ratios.

Our net capital expenditures were approximately $490.9 million during the first nine months of 2025, compared with $488.1 million for the same period 2024. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in the first nine months of 2025 were primarily for tractors, trailing equipment and related enhancements, and real estate. We expect to spend in the range of $550 million to $600 million for net capital expenditures during the full calendar year 2025. We are currently committed to spend approximately $130.6 million, net of proceeds from sales or trade-ins, during the years 2025 and 2026. At September 30, 2025, our aggregate future minimum lease payments under operating lease obligations related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment totaled $295.9 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $130.6 million, as of September 30, 2025.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 3.875% to 4.90%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior credit facility has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2025, the average interest rate under our senior credit facility was 5.16%. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $1.6 million.

Although we conduct business in foreign countries, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2025. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2025, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.             CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

There were no changes in our internal control over financial reporting during the third quarter 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended September 30, 2025:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
July 1 through July 31, 2025	-	$-	-	$335
August 1 through August 31, 2025	960,111	143.70	960,111	198
September 1 through September 30, 2025	642,672	143.91	642,672	107
Total	1,602,783	$143.78	1,602,783	$107

(1)         On August 16, 2024, our Board of Directors authorized the purchase of up to $1 billion of our common stock. This stock repurchase program has no expiration date. On October 22, 2025, our Board of Directors authorized the purchase of up to an additional $1 billion of our common stock to be effective upon our purchase of the remaining balance under the August 2024 authorization. These stock repurchase programs have no expiration date.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.             OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 24th day of October 2025.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Shelley Simpson
Shelley Simpson
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ A. Brad Delco
A. Brad Delco
Chief Financial Officer,
Executive Vice President
(Principal Financial Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Accounting Officer,
Senior Vice President
(Principal Accounting Officer)