Form 10-K
period 2025-12-31
HUNT J B TRANSPORT SERVICES INC
filed 2026-02-24
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of 76,137,783 shares of the registrant’s $0.01 par value common stock held by non-affiliates as of June 30, 2025, was $10.9 billion (based upon $143.60 per share).

As of February 17, 2026, the number of outstanding shares of the registrant’s common stock was 94,604,083.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Notice and Proxy Statement for the Annual Meeting of Shareholders, to be held April 23, 2026, are incorporated by reference in Part III of this Form 10-K.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-K

For The Fiscal Year Ended December 31, 2025

FORWARD-LOOKING STATEMENTS

This report, including documents which are incorporated by reference and other documents which we file periodically with the Securities and Exchange Commission (SEC), contains statements that may be considered to be “forward-looking statements.” Such statements relate to our predictions concerning future events or operations and are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “goals,” “strategy,” “future,” “predict,” “seek,” “estimate,” “likely,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. These statements are based on our belief or interpretation of information currently available. Shareholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors. Some of the factors and events that are not within our control and that could have a material impact on future operating results include the following: general economic and business conditions; competition and competitive rate fluctuations; excess capacity in the intermodal or trucking industries; a loss of one or more major customers; cost and availability of diesel fuel; interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; ability to attract and retain qualified drivers, delivery personnel, independent contractors, and third-party carriers; retention of key employees; insurance costs and availability; litigation and claims expense; determination that independent contractors are employees; new or different environmental or other laws and regulations; volatile financial credit markets or interest rates; changes in border or trade policies, including tariffs; terrorist attacks or actions; acts of war; political instability; adverse weather conditions; disruption or failure of information systems due to cybersecurity threats or other incidents; inability to keep pace with technological advances affecting our business and our information technology platforms; potential business or operational disruptions resulting from the effects of a national or international health pandemic; operational disruption or adverse effects of business acquisitions; increased costs for and availability of new revenue equipment; disruptions in the procurement of domestic or imported revenue equipment; decreases in the value of used equipment; and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values.

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

PART I

ITEM 1.   BUSINESS

OVERVIEW

We are one of the largest surface transportation, delivery, and logistics companies in North America. J.B. Hunt Transport Services, Inc. is a publicly held holding company that, through our wholly owned subsidiaries, provides a wide range of reliable transportation, brokerage, and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Unless otherwise indicated by the context, “we,” “us,” “our,” the “Company”, and “JBHT” refer to J.B. Hunt Transport Services, Inc. and its consolidated subsidiaries. We were incorporated in Arkansas on August 10, 1961, and have been a publicly held company since our initial public offering in 1983. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers, independent contractors or third-party carriers. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, freight handling, specialized equipment, and freight network design. In addition, we provide or arrange for local and home delivery services, generally referred to as last-mile delivery services, to customers through a network of cross-dock and other delivery system locations throughout the continental United States. Utilizing thousands of reliable third-party carriers, we also provide comprehensive freight transportation brokerage and logistics services. In addition to dry-van, full-load operations, we also arrange for these unrelated outside carriers to provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize contracted power units to provide traditional over-the-road full truckload delivery services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360°®, an online platform that offers shippers and carriers greater access, visibility and transparency of the supply chain.

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

Increasingly, our customers are seeking energy-efficient transportation solutions to reduce both cost and greenhouse-gas emissions. Our Company’s vision, to create the most efficient transportation network in North America, focuses on delivering both for our customers across all of our business segments. We seek to accomplish this by maintaining a modern fleet to maximize fuel efficiency, converting loads from truck to rail with our intermodal service, and introducing technologies to optimize freight flows in the supply chain by eliminating waste. Additionally, we continue to test and explore the usage of alternative fuel vehicles. Efforts to improve fleet fuel efficiency and reduce greenhouse gas emissions are ongoing. We were named to the Dow Jones Best-In-Class North America Index in February 2025, which demonstrates our company’s progress toward reducing our environmental impact and enhancing the value we create for our employees, customers, and communities. This index represents the top 20% of North America’s largest 600 companies in the S&P Global Brand Marketing Index based on long-term economic, environmental and social criteria. We are the only road transportation company to make the Dow Jones Best-in-Class North America Index and are one of just five companies in the overall transportation industry group.

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

At December 31, 2025, JBI operated 124,838 pieces of company-owned trailing equipment systemwide. The fleet primarily consists of 53-foot, high-cube containers and is designed to take advantage of intermodal double-stack economics and superior ride quality. We own and maintain our own chassis fleet, consisting of 104,474 units at December 31, 2025. The containers and chassis are uniquely designed so that they may only be paired together for optimal productivity, which we feel creates an operational competitive advantage. At December 31, 2025, JBI also managed a fleet of 5,880 company-owned tractors and contracted 308 independent contractor trucks and had 8,704 total employees, including 7,606 company drivers and four delivery and material assistants. Revenue for the JBI segment in 2025 was $5.98 billion.

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

At December 31, 2025, this segment operated 11,878 company-owned trucks and 761 customer-owned trucks. DCS also operated 26,767 owned pieces of trailing equipment and 5,218 customer-owned trailers. The DCS segment employed 15,131 people, including 12,835 drivers and 43 delivery and material assistants, at December 31, 2025. DCS revenue for 2025 was $3.38 billion.

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

At December 31, 2025, the ICS segment employed 575 people, with approximately 126,000 available third-party carriers. ICS revenue for 2025 was $1.11 billion.

FMS Segment

FMS provides last-mile delivery services to customers through a network of cross-dock and other delivery system locations. FMS provides both asset and non-asset (brokerage) big and bulky delivery and installation services, as well as fulfillment, retail-pooling distributions, and LTL services. FMS contracts with customers range from one to five years, with the average being approximately three years.

At December 31, 2025, this segment operated 1,085 company-owned trucks, 169 customer-owned trucks, and 39 independent contractor trucks. FMS also operated 1,091 owned pieces of trailing equipment and 98 customer-owned trailers. The FMS segment employed 2,271 people, including 1,113 drivers and 294 delivery and material assistants, at December 31, 2025. FMS revenue for 2025 was $824 million.

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

At December 31, 2025, the JBT segment operated 12,658 company-owned trailers and employed 276 people. At December 31, 2025, we had 2,003 independent contractors operating in the JBT segment. JBT revenue for 2025 was $734 million.

Marketing and Operations

We transport, or arrange for the transportation of, a wide range of freight, including general merchandise, specialty consumer items, appliances, home furnishings, forest and paper products, rubber and plastic products, food and beverages, building materials, apparel and accessories, soaps and cosmetics, automotive parts, agricultural products, electronics, and chemicals. Our customer base includes a large number of Fortune 500 companies. We provide many transportation services that meet the supply chain logistics needs of shippers.

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

Human Capital Resources

General

Despite operating over 190,000 pieces of transportation equipment, our single greatest asset and one of the factors differentiating us from our competitors is our service-oriented people. We strive to provide a supportive and safe work environment for our employees, where their innovative ideas can be fostered to solve problems and provide value-added services for our customers. We put forth our best effort to support initiatives that benefit our people and reflect our company values of integrity, respect, innovation, safety, and excellence.

As of December 31, 2025, we had 31,750 employees, which consisted of 21,554 company drivers, 8,481 office personnel, 1,374 maintenance technicians, and 341 delivery and material assistants. We also had arrangements with 2,350 independent contractors to transport freight in our trailing equipment. None of our employees are represented by unions or covered by collective bargaining agreements.

In managing the Company’s business, our executive leadership focuses on investments in our employees across the dimensions of culture, career, and wellness designed to increase talent attraction, development, and retention. These include but are not limited to competitive compensation and benefits, paid time off, employee retirement plans, bonus and other incentive compensation plans, modern equipment and support, employee listening programs connecting feedback with business action, leadership development, recognition, and various other programs to benefit employees and their families.

Culture and Inclusion

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

In addition, our Employee Resource Groups (ERGs), Inclusion Office, and Inclusion Council work together to further a culture of inclusivity. The Company’s seven ERGs are open to all of our employees and offer opportunities for community and networking.

Career and Opportunity

Providing career opportunities for our people is an ongoing commitment. Thousands of employees have had the chance to move jobs or be promoted into new roles, and thousands more have participated in leadership training over their careers, including training opportunities for field and office positions. In addition to benefits for our employees, family members of employees are also eligible to apply for the J.B. Hunt Scholarship Program for Families, offering the opportunity to receive up to $10,000 over four years.

Wellness and Safety

The health and well-being of our workforce has always been a priority as safety is ingrained into our culture and is a company value. We strive to conduct all of our operations as safely as possible. Many of our employees participate in regular job-specific safety training programs. In addition, for the past 30 years, our Million Mile Safe Driving and Recognition Awards Program has been recognizing and rewarding our drivers who dedicate themselves to accident-free driving. Since its inception in 1996, the program has awarded more than $42 million in safe driving bonuses and surpassed 5,300 drivers who have achieved one million safe miles.

We believe that access to quality healthcare is also an important part of this priority, and we have programs in place that focus on improving the quality of care that our employees and their families receive. From new and expanded benefit programs to case management support and more, we are continually assessing our offerings in a competitive and ever-changing healthcare landscape. Paid leave is another key component of this focus, and we offer benefit plans that comply with all applicable laws. Financial wellness is also included in our focus, and we provide seed funding for healthcare savings accounts, opportunities to participate in 401(k) retirement plans with company matching, and other financial literacy resources.

We are a company that prioritizes a supportive and safe work environment. We believe this is essential for our people to grow and thrive, for innovative ideas to be fostered, and problems to be solved. Throughout this approach, we fulfill our mission to provide long-term value for our people, customers, and shareholders.

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

As of December 31, 2025, our company-owned tractor and truck fleet consisted of 18,843 units. In addition, we had 2,350 independent contractors who operate their own tractors but transport freight in our trailing equipment. We operate with standardized tractors in as many fleets as possible, particularly in our JBI and JBT fleets. Due to our customers’ preferences and the actual business application, our DCS fleet is extremely diversified. We believe operating with relatively newer revenue equipment provides better customer service, attracts quality drivers, improves fuel efficiency and lowers maintenance expense. At December 31, 2025, the average age of our combined tractor fleet was 2.7 years, while our containers averaged 10.5 years of age and our trailers averaged 7.1 years. We perform routine servicing and preventive maintenance on our equipment at our regional terminal facilities.

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

Regulation

Our operations as a for-hire motor carrier are subject to regulation by the U.S. Department of Transportation (DOT) and the Federal Motor Carrier Safety Administration (FMCSA), and certain business is also subject to state rules and regulations. The DOT periodically conducts reviews and audits to ensure our compliance with federal safety requirements, and we report certain accident and other information to the DOT. Our operations into and out of Canada and Mexico are subject to regulation by those countries as well as U.S. Customs and Border Protection with respect to cross-border trade and security compliance. We are also subject to a variety of requirements of national, state, and local governments, including the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration.

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

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2025, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. We have experienced substantial increases in the cost of auto liability claims and in recent periods these increases have exceeded our insurance coverage layers, which has adversely impacted our operating results. If the number of claims for which we are self-insured increases or the cost of such claims continues to increase, our operating results could be further adversely affected. We have policies in place for 2026 with substantially the same terms as our 2025 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage. We purchase insurance coverage for the amounts above which we are self-insured. As a result of the increased cost of auto liability claims across the transportation industry, insurance premiums for auto liability coverage have increased substantially in recent years. If these expenses increase further and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

For the calendar year ended December 31, 2025, our top 10 customers, based on revenue, accounted for approximately 33% of our revenue. Our JBI, ICS, and JBT segments typically do not have long-term contracts with their customers. While our DCS and FMS segments may involve long-term written contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

We rely on information technology throughout all areas of our business to initiate, track, and complete customer orders; process financial and nonfinancial data; compile results of operations for internal and external reporting; and achieve operating efficiencies and growth. We have also invested significantly in the development of our Marketplace for J.B. Hunt 360 online freight matching platform. Each of our information technology systems may be susceptible to various interruptions, including equipment or network failures, failed upgrades or replacement of software, user error, power outages, natural disasters, cyber-attacks, theft or misuse of data, terrorist attacks, computer viruses, hackers, or other security breaches. Increasingly sophisticated cyber-attacks such as ransomware and AI-powered phishing scams could compromise the confidentiality, integrity, or availability of these systems, disrupt network and terminal operations, delay freight movements, or result in data loss or exfiltration. We have in the past experienced security breaches and other interruptions of our information technology systems and may in the future experience such breaches or interruptions despite our best efforts to prevent them. We have mitigated our exposure to these risks through the establishment and maintenance of technology security programs and disaster recovery plans, but these mitigating activities may not anticipate or prevent every attack or failure, particularly as threat actors and technologies evolve, nor may they fully prevent or mitigate all adverse impacts. A significant disruption, failure or security breach in our information technology systems could have a material adverse effect on our business, which could include operational disruptions, loss of confidential information, external reporting delays or errors, legal claims, or damage to our business reputation.

An inability to develop, adopt, and integrate new or enhanced technologies, including rapidly evolving artificial intelligence, could have a material adverse effect on our business.

We operate in a rapidly evolving, technology-driven environment, and if we do not timely identify, prioritize, develop, and successfully integrate new or enhanced technologies into our operations, our service quality, efficiency, and competitiveness could suffer. Technology initiatives can be complex and costly, with risks of delays, defects, and training hurdles. Anticipated benefits from these initiatives may not be realized on the expected timeline or at all. In addition, competitors may introduce and scale new technologies more quickly or effectively than we do, which could diminish our competitive position, compress margins, and result in lost business opportunities. The rapid evolution and adoption of artificial intelligence(AI) and any efforts we may make to incorporate it into our business may amplify cyber, legal, and operational risks. AI adoption may introduce or amplify risks, including inaccurate or biased outputs that are difficult to detect, governance and model-risk challenges, privacy and intellectual property concerns, and evolving legal disclosure obligations. AI can also increase cybersecurity exposure as threat actors leverage AI to enhance social-engineering and intrusion techniques. Implementing and maintaining AI capabilities can be complex and costly, anticipated benefits may not be realized and expected timelines or at all, and failures could harm our operations, reputation, results of operations, and financial condition.

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

None.

ITEM 1C.   CYBERSECURITY

IT Risk Management

The Company maintains an information technology (IT) risk identification process that encompasses risks associated with enterprise solutions and products and services provided by third-party service providers. Cybersecurity risks are considered a subcategory of IT risks and are therefore part of this process. The Company maintains a risk register to document and track IT risks, including factors such as:

●	Categories (including but not limited to cybersecurity, data privacy, governance, application development, and AI)

●	Likelihood and impact
●	Initial risk score
●	Mitigating controls and/or remediations
●	Residual risk score
●	Plan for remediation
●	Risk stage
●	Reviewers/owners
●	Approvals/exceptions

The Company’s Governance, Risk, and Compliance (GRC) team maintains the IT risk register and reports updates to the IT Risk Council, which meets regularly. The IT Risk Council is made up of members representing the Company’s cybersecurity, network, server, client, database, and software teams.

Cybersecurity Operations and Incident Response Capabilities

The Company maintains a Cybersecurity Operations Center (CSOC) comprised of in-house employees, contracted personnel, and other third-party security service providers. Our CSOC provides constant monitoring, assessment, and defense of all enterprise information systems (including web sites, applications, databases, servers, clients, and data centers) as well as service provider connections and provides incident reporting as needed.

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

Risks Associated with Third-Party Service Providers

The Company’s GRC oversees assessments of third-party service providers in collaboration with our IT contracts, data privacy, technical architecture, and legal teams. An initial review for any cybersecurity threat is completed when the provider is onboarded, with subsequent periodic reviews conducted thereafter. These subsequent reviews occur at different intervals, based on the nature of the business relationship, the type of data being exchanged (if any), and the overall potential impact to the Company, and include consideration of factors such as the third party’s cybersecurity capabilities, data protections and privacy measures, and AI and technical capabilities as related to required integrations with the Company’s systems.

Material Findings from Cybersecurity Risks

The Company faces many of the same risks and has experienced similar cybersecurity incidents as other transportation providers. None of these risks or incidents to date have materially affected our business strategy, operations, or financial condition.

Governance

The Board of Directors maintains oversight of risks from cybersecurity-related threats, primarily through the Audit Committee. The Company’s Chief Information Officer (CIO) meets directly with the full Board of Directors at least annually. Three additional times a year the CIO or the Senior Vice President of Engineering and Technology meets with the Audit Committee who subsequently provides an update to the Board, such that the Board and the Committee receive updates on at least a quarterly basis. Other updates are provided throughout the year to the Audit Committee and the Board, as needed. In the event a cybersecurity incident is determined to be significant, a formal meeting of the full Board of Directors may be convened.

Management

The Company’s CIO, Senior Vice President of Engineering and Technology responsible for technical services, and Vice President of Engineering and Technology responsible for IT risk management oversee all material risks associated with cybersecurity threats. Our CIO has over 31 years of experience leading data and technology initiatives and has held executive and senior leadership roles across Fortune 500 companies. Our Senior Vice President of Engineering and Technology has more than 35 years of IT experience and has led initiatives in IT application development, IT operations, cloud computing, cybersecurity, business continuity, governance, compliance, and enterprise risk management across various industries. Our Vice President of Engineering and Technology, has more than 31 years of expertise with the Company in cybersecurity, engineering, governance, risk, and compliance, having successfully led numerous projects for the Company. Their backgrounds provide them with a comprehensive understanding of cybersecurity challenges and solutions.

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

ITEM 2.   PROPERTIES

We own our corporate headquarters in Lowell, Arkansas. In addition, we own or lease buildings in Lowell that we utilize for administrative support and warehousing. We also own or lease 59 other significant facilities across the United States where we perform maintenance on our equipment, provide bulk fuel, and employ personnel to support operations. These facilities vary in size from one to 43 acres. Each of our business segments utilizes these facilities. In addition, we have 106 leased or owned facilities in our FMS cross-dock and other delivery system networks and multiple leased or owned remote sales offices or branches in our ICS segment. We also own or lease multiple small facilities, offices, and parking yards throughout the country that support our customers’ business needs.

A summary of our principal facilities in locations throughout the U.S. follows:

Type	Acreage	Maintenance Shop/ Cross-dock Facility (square feet)	Office Space (square feet)
Maintenance and support facilities	662	1,317,966	278,413
Cross-dock and delivery system facilities	94	3,437,616	126,552
Corporate headquarters campus, Lowell, Arkansas	218	-	704,059
Branch sales offices	-	-	110,312
Other facilities, offices, and parking yards	671	541,495	234,318

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “JBHT.” At December 31, 2025, we were authorized to issue up to 1 billion shares of our common stock, and 167.1 million shares were issued. We had 94.6 million and 100.6 million shares outstanding as of December 31, 2025 and 2024, respectively. On February 17, 2026, we had 855 shareholders of record of our common stock.

Dividend Policy

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and any other factors the Board of Directors may deem relevant. On January 22, 2026, we announced an increase in our quarterly cash dividend from $0.44 to $0.45 per share, which was paid February 20, 2026, to shareholders of record on February 6, 2026. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended December 31, 2025:

Period	Total Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
October 1 through October 31, 2025	215,115	$167.49	215,115	$1,070
November 1 through November 30, 2025	627,757	165.51	627,757	968
December 1 through December 31, 2025	-	-	-	968
Total	842,872	$166.02	842,872	$968

(1)

On August 16, 2024, our Board of Directors authorized the purchase of up to $1 billion of our common stock. On October 22, 2025, our Board of Directors authorized the purchase of up to an additional $1 billion of our common stock to be effective upon exhausting the 2024 authorization, which occurred in November 2025. This current stock repurchase program has no expiration date.

Stock Performance Graph

The following graph compares the cumulative 5-year total return of shareholders of our common stock with the cumulative total returns of the S&P 500 index, Nasdaq Transportation index, and two customized peer groups. The peer group labeled “2024 Peer Group” consists of 13 companies: CH Robinson Worldwide, Inc., CSX Corporation, Expeditors International Of Washington, Inc., Hub Group, Inc., Knight-Swift Transportation Holdings, Inc., Norfolk Southern Corporation, Old Dominion Freight Line, Inc., Republic Services, Inc., Ryder System, Inc., Schneider National, Inc., Union Pacific Corporation, Waste Management, Inc. and XPO, Inc. The peer group labeled “2025 Peer Group” consists of 14 companies: CH Robinson Worldwide, Inc., CSX Corporation, Expeditors International Of Washington, Inc., Hub Group, Inc., Knight-Swift Transportation Holdings, Inc., Norfolk Southern Corporation, Old Dominion Freight Line, Inc., Republic Services, Inc., Ryder System, Inc., Schneider National, Inc., Union Pacific Corporation, United Rentals, Inc., Waste Management, Inc. and XPO, Inc. The graph assumes the value of the investment in our common stock, in the two indexes, and in each of the peer groups (including reinvestment of dividends) was $100 on December 31, 2020 and tracks it through December 31, 2025. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Years Ended December 31,
	2020	2021	2022	2023	2024	2025

J.B. Hunt Transport Services, Inc.	$100.00	$150.63	$129.65	$149.87	$129.26	$148.91
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Nasdaq Transportation	100.00	113.28	91.78	123.12	125.85	138.77
2024 Peer Group	100.00	132.85	114.23	136.40	140.00	154.19
2025 Peer Group	100.00	133.25	115.77	140.98	146.86	162.46

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

The amounts of self-insurance may change from time to time based on measurement dates, policy expiration dates, and claim type. For 2024 and 2025, we were self-insured for $500,000 per occurrence as well as subject to coverage-layer-specific, aggregated reimbursement limits of covered excess claims for personal injury and property damage. We were fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2026 with substantially the same terms as our 2025 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate personal injury and property damage claim liability. This process involves the use of expected loss rates, loss-development factors based on our historical claims experience, claim frequencies and severity, and contractual premium adjustment factors, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2025, we had current accruals of approximately $283 million and long-term accruals of approximately $444 million for estimated claims. A significant increase in the volume of claims or amount of settlements exceeding our coverage-layer specific, aggregated reimbursement limits could result in a significant increase in our estimated liability for claims in future periods. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2025, we had recorded current assets of $255 million and long-term assets of $235 million of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums.

Revenue Equipment

We operate a significant number of tractors, trucks, containers, chassis, and trailers in connection with our business. This equipment may be purchased or acquired under lease agreements. In addition, we may rent revenue equipment from various third parties under short-term rental arrangements. Purchased revenue equipment is depreciated on the straight-line method over the estimated useful life to an estimated salvage or trade-in value. We periodically review the useful lives and salvage values of our revenue equipment and evaluate our long-lived assets for impairment. We have not identified any impairment to these assets at December 31, 2025.

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

	Percentage of Operating Revenues		Percentage Change Between Years
	2025	2024
Operating revenues	100.0%	100.0%	(0.7)%

Operating expenses:
Rents and purchased transportation	44.2	44.5	(1.3)
Salaries, wages and employee benefits	27.0	26.7	0.1
Depreciation and amortization	6.0	6.3	(6.1)
Fuel and fuel taxes	5.3	5.4	(2.9)
Operating supplies and expenses	4.3	4.1	3.3
Insurance and claims	2.8	2.6	6.7
General and administrative expenses, including asset dispositions	2.2	2.5	(8.1)
Operating taxes and licenses	0.6	0.6	(1.4)
Communication and utilities	0.4	0.4	(0.5)
Total operating expenses	92.8	93.1	(1.1)
Operating income	7.2	6.9	4.1
Net interest expense	0.6	0.6	(1.1)
Earnings before income taxes	6.6	6.3	4.6
Income taxes	1.6	1.6	3.8
Net earnings	5.0%	4.7%	4.8%

2025 Compared With 2024

Consolidated Operating Revenues

Our total consolidated operating revenues decreased 0.7% to $12.00 billion in 2025, compared to $12.09 billion in 2024. This decrease was primarily due to decreased revenue per load within JBI and JBT, lower volume within ICS, reduced truck count in DCS, and decreased revenue and stop counts in FMS, partially offset by higher volume in JBI and JBT, higher revenue per load in ICS, and increased productivity in DCS. Fuel surcharge revenues decreased 3.5% to $1.48 billion in 2025, compared to $1.53 billion in 2024. Revenues, excluding fuel surcharge revenues, decreased 0.3% from 2024.

Consolidated Operating Expenses

Our 2025 consolidated operating expenses decreased 1.1% from 2024, while year-over-year revenue decreased 0.7%, resulting in a 2025 operating ratio of 92.8% compared to 93.1% in 2024.

Rents and purchased transportation costs decreased 1.3% in 2025, primarily due to a decrease in ICS load volumes, which reduced the use of third-party truck carriers, and changes in the mix of third-party rail carriers within JBI, partially offset by increased JBI and JBT load volumes, compared to 2024. Salaries, wages and employee benefit costs increased 0.1% in 2025 from 2024. This increase was primarily related to higher incentive compensation and an increase in group medical benefit expenses, partially offset by lower employee headcounts.

Depreciation and amortization expense decreased 6.1% in 2025, primarily due to an increase in the expected useful lives of our chassis and trailer fleets, the absence in 2025 of depreciation and amortization expense related to the 2023 business acquisition of BNSF Logistics, LLC (BNSFL), and the reduction in DCS truck counts, partially offset by higher intermodal container counts.

Fuel and fuel taxes expense decreased 2.9% in 2025 compared with 2024, due primarily to a decrease in the price of fuel during 2025 and decreased road miles. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the change in national, regional, or local fuel prices. While these programs may address fuel cost changes as frequently as weekly, most also reflect a specified miles-per-gallon factor and require a certain minimum change in fuel costs to trigger a change in fuel surcharge revenue. As a result, some of these programs have a time lag between when fuel costs change and when this change is reflected in revenues. Due to these programs, this lag negatively impacts operating income in times of rapidly increasing fuel costs and positively impacts operating income when fuel costs decrease rapidly. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel and fuel taxes expense, or the change of fuel expense between periods, as a significant portion of fuel cost is included in our payments to railroads, dray carriers and other third parties. These payments are classified as purchased transportation expense.

Operating supplies and expenses increased 3.3% in 2025 compared with 2024, driven primarily by higher equipment maintenance costs, increased tire expense, and higher tolls expense, partially offset by lower travel and entertainment expenses and towing costs, compared to 2024. Insurance and claims expense increased 6.7% in 2025, primarily due to an increase in cost per claim, higher insurance policy premium expense, and the absence of a $4.2 million net benefit from claim settlements recorded in 2024, partially offset by lower cargo claims expense in 2025. General and administrative expenses decreased 8.1% from 2024, primarily due to a decrease in building and yard rental expense, lower professional services expense, decreased technology costs, and lower bad debt expense. Net loss from sale or disposal of assets was $13.7 million in 2025, compared to a net loss from sale or disposal of assets of $14.6 million in 2024.

Net interest expense for 2025 decreased by 1.1% compared with 2024, due primarily to a decrease in effective interest rates on our debt, partially offset by an increase in our average debt balance. Income tax expense increased 3.8% in 2025, due primarily to increased taxable earnings in 2025. Our effective income tax rate was 24.7% in 2025 and 24.8% in 2024.

Segments

We operated five business segments during 2025. The operation of each of these businesses is described in our Notes to Consolidated Financial Statements. The following tables summarize financial and operating data by segment:

	Operating Revenue by Segment
	Years Ended December 31, (in millions)
	2025	2024
JBI	$5,975	$5,956
DCS	3,376	3,396
ICS	1,109	1,141
FMS	824	910
JBT	734	702
Total segment revenues	12,018	12,105
Intersegment eliminations	(19)	(18)
Total	$11,999	$12,087

	Operating Income by Segment
	Years Ended December 31, (in millions)
	2025	2024
JBI	$450	$430
DCS	377	376
ICS	(10)	(56)
FMS	27	60
JBT	21	21
Total	$865	$831

Operating Data by Segment

	Years Ended December 31,
	2025	2024
JBI
Loads	2,138,191	2,090,732
Average length of haul (miles)	1,643	1,692
Revenue per load	$2,795	$2,849
Average tractors during the period(1)	6,350	6,368
Tractors (end of period)	6,188	6,502
Trailing equipment (end of period)	124,838	122,272
Average effective trailing equipment usage	105,630	104,103

DCS
Loads	3,885,463	3,985,221
Average length of haul (miles)	177	181
Revenue per truck per week(2)	$5,190	$5,075
Average trucks during the period(3)	12,659	12,988
Trucks (end of period)	12,639	12,647
Trailing equipment (end of period)	32,090	32,046
Average effective trailing equipment usage	33,038	32,639

ICS
Loads	553,126	609,854
Revenue per load	$2,005	$1,872
Gross profit margin	14.5%	16.1%
Employee count (end of period)	575	590
Approximate number of third-party carriers (end of period)	126,400	110,000
Marketplace for J.B. Hunt 360 revenue (millions)	$349.1	$395.8

FMS
Stops	3,831,619	4,316,578
Average trucks during the period(3)	1,321	1,373

JBT
Loads	432,794	389,832
Revenue per load	$1,695	$1,800
Average length of haul	596	629
Tractors (end of period)
Company-owned	-	2
Independent contractor	2,003	1,917
Total tractors	2,003	1,919
Trailers (end of period)	12,658	12,895
Average effective trailing equipment usage	12,152	12,552

(1)	Includes company-owned and independent contractor tractors
(2)	Using weighted workdays
(3)	Includes company-owned, independent contractor, and customer-owned trucks

JBI Segment

JBI segment revenue was $5.98 billion in 2025, relatively flat when compared to $5.96 billion in 2024, primarily due to a 2% increase in load volume, partially offset by a 2% decrease in revenue per load, which is the combination of changes in freight mix, customer rate changes, and fuel surcharge revenue. Eastern network load volumes increased 10% and transcontinental loads decreased 2% compared to 2024. Revenue per load excluding fuel surcharges decreased 1% compared to 2024.

Operating income of the JBI segment increased to $450 million in 2025, from $430 million in 2024. The increase is primarily due to improved network balance and increased efficiency throughout our drayage fleet, lower third-party rail purchased transportation expense due to mix, and improvements associated with our overall cost management initiatives. These benefits were partially offset by higher driver and non-driver wages, increased equipment maintenance costs, higher insurance claims and premiums expense, and higher group medical benefit expenses.

DCS Segment

DCS segment revenue decreased 1% to $3.38 billion in 2025, from $3.40 billion in 2024. Productivity, defined as revenue per truck per week, increased 2% compared to 2024. Productivity, excluding fuel surcharge revenue, increased 3%, primarily due to contractual index-based rate increases, increased asset utilization, and reduced idle equipment. However, these productivity improvements in 2025 were more than offset by a 3% decline in average trucks, when compared to 2024. Customer retention rates were approximately 94%.

Operating income of our DCS segment increased to $377 million in 2025, from $376 million in 2024. The increase is primarily due to the maturing of new business onboarded over the past year, lower bad debt expense, and overall cost management initiatives, partially offset by lower revenue, increased equipment maintenance costs and higher group medical benefit expenses.

ICS Segment

ICS segment revenue decreased 3% to $1.11 billion in 2025, from $1.14 billion in 2024. Overall volumes decreased 9%, while revenue per load increased 7%, primarily due to higher contractual and spot rates and changes in customer freight mix when compared to 2024. Contractual business was 64% of both total load volume and total revenue in 2025, compared to 61% for both in 2024.

Our ICS segment had an operating loss of $10 million in 2025 compared to an operating loss of $56 million in 2024. The decrease in operating loss is primarily due to lower personnel salary and wages expense, lower cargo claims expense, reduced technology costs, and overall cost management initiatives. In addition, 2024 included integration and transition costs related to the 2023 purchase of the brokerage assets of BNSFL which included the impairment or accelerated amortization of certain acquired intangible, information system, and lease assets totaling $26 million. Gross profit margin decreased to 14.5% in the current year versus 16.1% in 2024, primarily from lower gross profit margin on contractual business and less project business compared to 2024. ICS’s carrier base increased 15% when compared to 2024, following a decline in 2024 due to changes in carrier qualification requirements.

FMS Segment

FMS segment revenue decreased 10% to $824 million in 2025 from $910 million in 2024, primarily due to general weakness in customer demand, loss of business due to internal efforts to improve revenue quality across certain accounts, and customer mix.

Operating income of our FMS segment decreased to $27 million in 2025, from $60 million in 2024. This decrease was primarily due to lower revenue, higher insurance premium and claims expense, and the absence of a $4.2 million net benefit from claim settlements recorded in 2024. These items were partially offset by lower personnel-related costs and facility rental expenses.

JBT Segment

JBT segment revenue increased 5% to $734 million in 2025, from $702 million in 2024. Revenue, excluding fuel surcharge revenue, for 2025 increased 6% compared to 2024, primarily due to an 11% increase in load volume, partially offset by a 5% decrease in revenue per load, excluding fuel surcharge revenue. Total average effective trailer count in 2025 was 12,152 compared to 12,552 in 2024, while trailer turns in 2025 were up 15% from 2024, primarily due to continued focus on improving trailer utilization and maintaining network balance. At the end of 2025, JBT operated 2,003 tractors compared to 1,919 at the end of 2024.

Operating income of our JBT segment was $21 million for both 2025 and 2024 as higher third-party purchased transportation costs, increased insurance premium and claims expense, and higher maintenance related costs were offset by increased revenue, lower personnel-related expenses and a continued focus on cost management initiatives and productivity. J.B. Hunt’s 360box volume increased 9% in 2025, when compared to 2024, as JBT continues to leverage the J.B. Hunt 360 platform to grow capacity and capabilities for this service offering.

This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for the years ended December 31, 2025 and 2024. For a comparison of the years ended December 31, 2024 and 2023, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.68 billion in 2025, compared to $1.48 billion in 2024. The increase was primarily due to increased earnings and the timing of general working capital activities.

Net cash used in investing activities totaled $575 million in 2025, compared with $664 million in 2024. The decrease resulted primarily from a decrease in equipment purchases, net of proceeds from the sale of equipment.

Net cash used in financing activities was $1.1 billion in 2025, compared with $826 million in 2024. This increase resulted primarily from an increase in current year treasury stock purchases.

Our dividend policy is subject to review and revision by the Board of Directors, and payments are dependent upon our financial condition, liquidity, earnings, capital requirements, and other factors the Board of Directors may deem relevant. We paid a $0.42 per share quarterly dividend in 2023, a $0.43 per share quarterly dividend in 2024, and a $0.44 per share quarterly dividend in 2025. On January 22, 2026, we announced an increase in our quarterly cash dividend from $0.44 to $0.45 per share, which was paid February 20, 2026, to shareholders of record on February 6, 2026. We currently intend to continue paying cash dividends on a quarterly basis. However, no assurance can be given that future dividends will be paid.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At December 31, 2025, we were authorized to borrow up to $1.7 billion through a revolving line of credit and committed term loans, pursuant to a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring November 2030, and allows us to request an increase in the revolving line of credit total commitment by up to $400 million and to request two one-year extensions of the maturity date. The committed term loans authorize us to borrow up to an additional $700 million during the six-month period beginning November 25, 2025, and if funded, will mature in November 2028. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At December 31, 2025, we had a cash balance of $17 million. Under our senior credit facility, we had a $26.8 million outstanding balance on the revolving line of credit, at an average interest rate of 4.62%.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At December 31, 2025, we were in compliance with all covenants and financial ratios.

We are currently committed to spend approximately $107.3 million, net of proceeds from sales or trade-ins, during the year 2026. These expenditures will relate primarily to the acquisition of tractors, containers, chassis, and other trailing equipment. We had no other off-balance sheet arrangements as of December 31, 2025.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have fixed interest rates ranging from 3.875% to 4.90%. These fixed-rate facilities reduce the impact of changes to market interest rates on future interest expense. Our senior credit facility has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At December 31, 2025, the average interest rate under our senior credit facility and term loan was 4.62%. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $0.3 million.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2025. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel-price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases. As of December 31, 2025, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Earnings for years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Shareholders’ Equity for years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows for years ended December 31, 2025, 2024, and 2023

Notes to Consolidated Financial Statements

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

The effectiveness of internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. PricewaterhouseCoopers LLP’s report on internal control over financial reporting is included herein (following Item 15).

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2026.

ITEM 11.   EXECUTIVE COMPENSATION

The information required for Item 11 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2026.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except as set forth below, the information required for Item 12 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2026.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2025, information about compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category(1)	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,022,533	$- (2)	3,142,353

(1)	We have no equity compensation plans that are not approved by security holders.

(2)

Currently, only restricted share units remain outstanding under our equity compensation plan. Upon vesting, restricted share units are settled with shares of our common stock on a one-for-one basis and, accordingly, do not include an exercise price.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for Item 13 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2026.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is hereby incorporated by reference from the Notice and Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2026.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Financial Statements The financial statements included in Item 8 above are filed as part of this annual report.

(2)	Financial Statement Schedules Schedule II – Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Other Receivables for the Years Ended:	Balance at Beginning of Year	Charged to Expense	Write-Offs, Net of Recoveries	Balance at End of Year

December 31, 2023	22.3	9.0	(6.7)	24.6
December 31, 2024	24.6	11.8	(4.0)	32.4
December 31, 2025	32.4	5.7	(7.6)	30.5

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

4.1	Description of Capital Stock of J.B. Hunt Transport Services, Inc.

4.2	Indenture (incorporated by reference from Exhibit 4.1 of the Company’s registration statement on Form S-3ASR (File No. 333-169365), filed September 14, 2010)

4.3	Third Supplemental Indenture (incorporated by reference from Exhibit 4.4 of the Company’s current report on Form 8-K, filed March 6, 2014)

4.4	Base Indenture, dated as of March 1, 2019 (incorporated by reference from Exhibit 4.1 of the Company’s current report on Form 8-K, filed March 1, 2019)

4.5	First Supplemental Indenture, dated as of March 1, 2019 (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed March 1, 2019)

4.6	Second Supplemental Indenture, dated as of March 13, 2025 (incorporated by reference from Exhibit 4.2 of the Company’s current report on Form 8-K, filed March 13, 2025)

10.1	Third Amended and Restated Management Incentive Plan (incorporated by reference from Appendix A of the Company’s definitive proxy statement on Schedule 14A, filed March 9, 2017)

10.2

Amendment to J.B. Hunt Transport Services, Inc. Third Amended and Restated Management Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s current report on Form 8-K, filed April 22, 2019)

10.3	Amended and Restated Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed October 3, 2022)

10.4	Second Amended and Restated Credit Agreement and related documents (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K, filed December 2, 2025)

19.1	Insider Trading Policy of J.B. Hunt Transport Services, Inc.

21.1	Subsidiaries of J.B. Hunt Transport Services, Inc.

22.1	List of Guarantor Subsidiaries of J.B. Hunt Transport Services, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney of Members of J.B. Hunt Transport Services, Inc. Board of Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 C.F.R. 240.10D-1 (incorporated by reference from Exhibit 97.1 of the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed February 21, 2025)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Lowell, Arkansas, on the 24th day of February 2026.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

By:	/s/ Shelley Simpson
Shelley Simpson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 24th day of February 2026, on behalf of the registrant and in the capacities indicated.

/s/ Shelley Simpson	President and Chief Executive Officer, Member
Shelley Simpson	of the Board of Directors
(Principal Executive Officer)

/s/ A. Brad Delco	Chief Financial Officer,
A. Brad Delco	Executive Vice President
(Principal Financial Officer)

/s/ John Kuhlow	Chief Accounting Officer,
John Kuhlow	Senior Vice President
(Principal Accounting Officer)

*	Executive Chairman of the Board of Directors
John N. Roberts, III

*	Member of the Board of Directors
James L. Robo	(Independent Lead Director)

*	Member of the Board of Directors
Brett Biggs

*	Member of the Board of Directors
Francesca M. Edwardson

*	Member of the Board of Directors
Sharilyn S. Gasaway

*	Member of the Board of Directors
John B. Hill, III

*	Member of the Board of Directors
J. Bryan Hunt, Jr.

*	Member of the Board of Directors
Persio Lisboa

*	By /s/ Shelley Simpson
Shelley Simpson
As Attorney-in-Fact Pursuant to Powers of Attorney filed herewith

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our management has concluded that as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements. PricewaterhouseCoopers LLP’s report on internal control over financial reporting is included herein.

/s/ Shelley Simpson	/s/ A. Brad Delco
Shelley Simpson	A. Brad Delco
President and Chief Executive Officer	Chief Financial Officer,
(Principal Executive Officer)	Executive Vice President
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of J.B. Hunt Transport Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of J.B. Hunt Transport Services, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of earnings, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025  appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Personal injury and property damage claims accruals

As described in Note 2 to the consolidated financial statements, the Company purchases insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents and cargo damage which include a level of self-insurance coverage applicable to each claim. As of December 31, 2025, the Company’s current claims accrual balance was $283 million and long-term claims accrual balance was $444 million, of which a significant portion of current and long-term claims accruals related to personal injury and property damage. The Company recognizes a liability at the time of the incident based on an analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Management uses an actuarial method to develop current claim information to derive an estimate of the ultimate personal injury and property damage claim liability, which involves the use of expected loss rates, loss-development factors based on historical claims experience, and claim frequencies and severity.

The principal considerations for our determination that performing procedures relating to the personal injury and property damage claims accruals is a critical audit matter are (i) the significant judgment by management when developing the claims accrual estimate; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the actuarial method and management's significant assumptions related to the expected loss rates, loss-development factors based on historical claims experience, and claim frequencies and severity; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of personal injury and property damage claims accruals, including controls over the actuarial method and significant assumptions related to expected loss rates, loss-development factors based on historical claims experience, and claim frequencies and severity. These procedures also included, among others, (i) testing the completeness and accuracy of underlying data used in the actuarial method and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the actuarial method and the reasonableness of management’s estimate by (a) developing an independent estimate of expected losses and (b) comparing the independent estimate of expected losses to management’s estimate. Developing the independent estimate of expected losses involved independently developing assumptions related to the expected loss rate, loss-development factors, and claim frequencies and severity.

/s/PricewaterhouseCoopers LLP

Springdale, Arkansas

February 24, 2026

We have served as the Company’s auditor since 2021.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Balance Sheets
December 31, 2025 and 2024
(in thousands, except share data)

Assets	2025	2024
Current assets:
Cash and cash equivalents	$17,284	$46,983
Trade accounts receivable, net	1,160,371	1,224,166
Other receivables	199,767	257,774
Inventories	42,209	41,662
Prepaid expenses and other current assets	184,559	200,398
Total current assets	1,604,190	1,770,983
Property and equipment, at cost:
Revenue and service equipment	7,566,178	7,541,314
Land	312,576	269,222
Structures and improvements	592,825	533,425
Software, office equipment and furniture	876,791	804,967
Total property and equipment	9,348,370	9,148,928
Less accumulated depreciation	3,810,269	3,419,129
Net property and equipment	5,538,101	5,729,799
Goodwill	134,057	134,057
Other intangible assets, net	76,300	96,922
Other assets	574,507	580,509
Total assets	$7,927,155	$8,312,270

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$699,859	$500,000
Trade accounts payable	655,604	645,925
Claims accruals	310,339	257,121
Accrued payroll and payroll taxes	110,388	122,477
Other accrued expenses	159,153	152,517
Total current liabilities	1,935,343	1,678,040
Long-term debt	766,938	977,702
Long-term claims accruals	444,479	368,704
Other long-term liabilities	307,005	377,070
Deferred income taxes	908,305	896,249
Total liabilities	4,362,070	4,297,765
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $100 par value. 10 million shares authorized; none outstanding	-	-
Common stock, $.01 par value. 1 billion shares authorized; (167,099,432 shares issued at December 31, 2025 and 2024, of which 94,594,725 and 100,555,126 shares were outstanding at December 31, 2025 and 2024, respectively)	1,671	1,671
Additional paid-in capital	627,280	583,945
Retained earnings	7,800,696	7,373,462
Treasury stock, at cost (72,504,707 shares at December 31, 2025, and 66,544,306 shares at December 31, 2024)	(4,864,562)	(3,944,573)
Total shareholders’ equity	3,565,085	4,014,505

Total liabilities and shareholders' equity	$7,927,155	$8,312,270

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Earnings
Years Ended December 31, 2025, 2024 and 2023
(in thousands, except per share amounts)

	2025	2024	2023

Operating revenues, excluding fuel surcharge revenues	$10,523,422	$10,557,709	$10,978,387
Fuel surcharge revenues	1,475,674	1,529,495	1,851,278
Total operating revenues	11,999,096	12,087,204	12,829,665
Operating expenses:
Rents and purchased transportation	5,306,405	5,378,336	5,872,591
Salaries, wages and employee benefits	3,236,319	3,232,440	3,257,484
Depreciation and amortization	714,785	761,141	737,954
Fuel and fuel taxes	633,324	652,129	751,497
Operating supplies and expenses	511,639	495,375	509,354
Insurance and claims	334,689	313,664	315,678
General and administrative expenses, including asset dispositions	281,508	306,355	274,564
Operating taxes and licenses	71,570	72,547	74,996
Communication and utilities	43,788	43,992	42,351
Total operating expenses	11,134,027	11,255,979	11,836,469
Operating income	865,069	831,225	993,196
Interest income	4,249	7,311	7,624
Interest expense	75,206	79,020	65,933
Earnings before income taxes	794,112	759,516	934,887
Income taxes	195,830	188,630	206,600
Net earnings	$598,282	$570,886	$728,287

Weighted average basic shares outstanding	97,090	101,947	103,440
Basic earnings per share	$6.16	$5.60	$7.04
Weighted average diluted shares outstanding	97,688	102,754	104,451
Diluted earnings per share	$6.12	$5.56	$6.97

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2025, 2024 and 2023
(in thousands, except per share amounts)

		Additional
	Common	Paid-in	Retained	Treasury	Shareholders’
	Stock	Capital	Earnings	Stock	Equity
Balances at December 31, 2022	$1,671	$499,897	$6,423,730	$(3,258,530)	$3,666,768
Comprehensive income:
Net earnings	-	-	728,287	-	728,287
Cash dividend declared and paid ($1.68 per share)	-	-	(173,898)	-	(173,898)
Purchase of treasury shares	-	-	-	(159,576)	(159,576)
Share-based compensation	-	79,189	-	-	79,189
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(29,954)	-	(7,058)	(37,012)

Balances at December 31, 2023	$1,671	$549,132	$6,978,119	$(3,425,164)	$4,103,758
Comprehensive income:
Net earnings	-	-	570,886	-	570,886
Cash dividend declared and paid ($1.72 per share)	-	-	(175,543)	-	(175,543)
Purchase of treasury shares	-	-	-	(513,924)	(513,924)
Share-based compensation	-	65,686	-	-	65,686
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(30,873)	-	(5,485)	(36,358)

Balances at December 31, 2024	$1,671	$583,945	$7,373,462	$(3,944,573)	$4,014,505
Comprehensive income:
Net earnings	-	-	598,282	-	598,282
Cash dividend declared and paid ($1.76 per share)	-	-	(171,048)	-	(171,048)
Purchase of treasury shares	-	-	-	(923,292)	(923,292)
Share-based compensation	-	71,753	-	-	71,753
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(28,418)	-	3,303	(25,115)

Balances at December 31, 2025	$1,671	$627,280	$7,800,696	$(4,864,562)	$3,565,085

See Notes to Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023
(in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net earnings	$598,282	$570,886	$728,287
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	714,785	761,141	737,954
Noncash lease expense	96,007	100,178	97,666
Share-based compensation	71,753	65,686	79,189
Loss on sale of revenue equipment and other	13,739	14,557	27,806
Deferred income taxes	12,056	(89,848)	65,566
Changes in operating assets and liabilities:
Trade accounts receivable	63,796	110,746	259,449
Income taxes receivable or payable	81,854	(26,182)	12,165
Other current assets	17,684	94,639	(39,351)
Trade accounts payable	59,416	(109,806)	(48,346)
Claims accruals	61,074	48,137	18,429
Accrued payroll and other accrued expenses	(112,174)	(56,978)	(194,196)
Net cash provided by operating activities	1,678,272	1,483,156	1,744,618
Cash flows from investing activities:
Additions to property and equipment	(730,687)	(865,373)	(1,862,431)
Proceeds from sale of equipment	155,913	190,967	262,216
Proceeds from sale of investment	-	6,929	-
Business acquisitions	-	3,785	(85,000)
Net cash used in investing activities	(574,774)	(663,692)	(1,685,215)
Cash flows from financing activities:
Proceeds from long-term debt	750,000	-	-
Payments on long-term debt	(500,000)	(250,000)	-
Proceeds from revolving lines of credit and other	2,476,800	3,070,600	2,223,600
Payments on revolving lines of credit and other	(2,740,542)	(2,920,600)	(1,911,100)
Purchase of treasury stock	(923,292)	(513,924)	(159,576)
Stock repurchased for payroll taxes and other	(25,115)	(36,358)	(37,012)
Dividends paid	(171,048)	(175,543)	(173,898)
Net cash used in financing activities	(1,133,197)	(825,825)	(57,986)
Net (decrease)/increase in cash and cash equivalents	(29,699)	(6,361)	1,417
Cash and cash equivalents at beginning of year	46,983	53,344	51,927
Cash and cash equivalents at end of year	$17,284	$46,983	$53,344
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$66,561	$80,861	$65,561

Income taxes	$123,504	$305,103	$135,385
Noncash investing activities
Accruals for equipment received	$24,170	$73,906	$44,692

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Business

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

Accounts Receivable and Allowance

Our trade accounts receivable includes accounts receivable reduced by an allowance for uncollectible accounts. Receivables are recorded at amounts billed to customers when loads are delivered or services are performed. The allowance for uncollectible accounts is calculated over the life of the underlying receivable and is based on historical experience; any known trends or uncertainties related to customer billing and account collectability; current economic conditions; and reasonable and supportable economic forecasts, each applied to segregated risk pools based on the business segment that generated the receivable. The adequacy of our allowance is reviewed quarterly. Balances are charged against the allowance when it is determined the receivable will not be recovered. The allowance for uncollectible accounts for our trade accounts receivable was $30.5 million at December 31, 2025 and $32.4 million at December 31, 2024. During 2025, the allowance for uncollectible accounts increased by $5.7 million and was reduced $7.6 million by write-offs. During 2024, the allowance for uncollectible accounts increased by $11.8million and was reduced $4.0 million by write-offs.

Inventory

Our inventories consist primarily of revenue equipment parts, tires, supplies, and fuel and are valued using the lower of average cost or net realizable value.

Investments in Marketable Equity Securities

Our investments consist of marketable equity securities stated at fair value and are designated as either trading securities or available-for-sale securities at the time of purchase based upon the intended holding period. Changes in the fair value of our trading securities are recognized currently in general and administrative expenses, including asset dispositions in our Consolidated Statements of Earnings. Changes in the fair value of our available-for-sale securities are recognized in accumulated other comprehensive income on our Consolidated Balance Sheets, unless we determine that an unrealized loss is other-than-temporary. If we determine that an unrealized loss is other-than-temporary, we recognize the loss in earnings. Cost basis is determined using average cost.

At December 31, 2025 and 2024, we had no available-for-sale securities. See Note 7, Employee Benefit Plans, for a discussion of our trading securities.

Property and Equipment

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of 4 to 10 years for tractors, 7 to 25 years for trailing equipment, 10 to 40 years for structures and improvements, 3 to 10 years for computer hardware and software, and 3 to 10 years for furniture and other office equipment. Salvage values are typically 10% to 30% of original cost for tractors and trailing equipment and reflect any agreements with tractor suppliers for residual or trade-in values for certain new equipment. We periodically review these useful lives and salvage values. We capitalize tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service. Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition and are classified in general and administrative expenses, including asset dispositions in the Consolidated Statements of Earnings.

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

Truckload (JBT) - JBT business includes full-load, dry-van freight that is typically transported utilizing company-owned or company-controlled revenue equipment as well as services through our J.B. Hunt 360box program which utilizes our J.B. Hunt 360 platform to access capacity and offer efficient drop trailer solutions to our customers. This freight is typically transported over roads and highways and does not move by rail. JBT utilizes both contractual rate quotes and spot rate quotes with customers.

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

Derivative Instruments

We periodically utilize derivative instruments to manage exposure to changes in interest rates. At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively. At December 31, 2025 and 2024, we had no derivative instruments.

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

	Years ended December 31,
	2025	2024	2023
Weighted average shares outstanding – basic	97,090	101,947	103,440
Effect of common stock equivalents	598	807	1,011
Weighted average shares outstanding – diluted	97,688	102,754	104,451

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include trade receivables. For each of the years ended December 31, 2025, 2024, and 2023, our top 10 customers, based on revenue, accounted for approximately 33%, 35%, and 36%, respectively, of our total revenue. Our top 10 customers, based on revenue, accounted for approximately 32% and 29% of our total trade accounts receivable at December 31, 2025 and 2024, respectively. One customer accounted for approximately 8%, 11%, and 13% of our total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Each of our five business segments conduct business with this customer.

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

The amounts of self-insurance may change from time to time based on measurement dates, policy expiration dates, and claim type. For 2023 through 2025, we were self-insured for $500,000 per occurrence as well as subject to coverage-layer-specific, aggregated reimbursement limits of covered excess claims for personal injury and property damage. We were fully insured for workers’ compensation claims for nearly all states. We have policies in place for 2026 with substantially the same terms as our 2025 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate personal injury and property damage claim liability. This process involves the use of expected loss rates, loss-development factors based on our historical claims experience, claim frequencies and severity, and contractual premium adjustment factors, if applicable. In doing so, the recorded liability considers future claims growth and provides a reserve for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2025 and 2024, we had current accruals of approximately $283 million and $232 million, respectively, and long-term accruals of approximately $444 million and $369 million, respectively, for estimated claims, which are recorded in claims accruals and long-term claims accruals in our Consolidated Balance Sheets. A significant increase in the volume of claims or amount of settlements exceeding our coverage-layer specific, aggregated reimbursement limits could result in a significant increase in our estimated liability for claims in future periods. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.  At December 31, 2025 and 2024, we have recorded $490 million and $429 million, respectively, of expected reimbursement for covered excess claims, other insurance deposits, and prepaid insurance premiums. Of these total asset balances, $144 million and $116 million have been included in other receivables, $111 million and $121 million in prepaid expenses and other current assets, and $235 million and $192 million in other assets in our Consolidated Balance Sheets at December 31, 2025 and 2024, respectively.

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

Accounting Pronouncements Adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which enhances income tax disclosures to provide more transparency about income tax information, primarily related to the rate reconciliation and income taxes paid by jurisdiction information. These disclosures include consistent categories and greater disaggregation of information in the rate reconciliation and require income taxes paid to be disaggregated by jurisdiction as well as additional amendments to improve the effectiveness of income tax disclosures. The new standard was effective prospectively for us on January 1, 2025, with retrospective adoption permitted. We adopted ASU 2023-09 retrospectively in the fourth quarter 2025. See Note 6, Income Taxes in our Consolidated Financial Statements.

Recent Accounting Pronouncements

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

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost under our current financing arrangements consist of the following (in millions):

	December 31,
	2025	2024
Senior credit facility	$23.6	$778.7
Senior notes	1,443.2	699.0
Less current portion of long-term debt	(699.9)	(500.0)
Total long-term debt	$766.9	$977.7

Aggregate maturities of long-term debt subsequent to December 31, 2025, are as follows: $699.9 million in 2026 and $766.9 million in 2030.

Senior Credit Facility

At December 31, 2025, we were authorized to borrow up to $1.7 billion through a revolving line of credit and committed term loans, pursuant to a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring November 2030, and allows us to request an increase in the revolving line of credit total commitment by up to $400 million and to request two one-year extensions of the maturity date. The committed term loans authorize us to borrow up to an additional $700 million during the six-month period beginning November 25, 2025, and if funded, will mature in November 2028. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At December 31, 2025, we had $26.8 million outstanding on the revolving line of credit, at an average interest rate of 4.62%, under this agreement.

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

Our financing arrangements require us to maintain certain financial covenants and ratios.  We were in compliance with all financial covenants and ratios at December 31, 2025.

4.	Capital Stock

We have one class of preferred stock and one class of common stock. We had no outstanding shares of preferred stock at December 31, 2025 or 2024. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the shareholders. On January 22, 2026, we announced an increase in our quarterly cash dividend from $0.44 to $0.45 per share, which was paid February 20, 2026, to shareholders of record on February 6, 2026. At December 31, 2025, we had 1.0 million shares of common stock to be issued upon the vesting of equity awards and 3.1 million shares reserved for future issuance pursuant to share-based payment plans. During calendar year 2025, we purchased approximately 6,269,000 shares, or $923.3 million, of our common stock in accordance with plans authorized by our Board. At December 31, 2025, we had $967.6 million available under an authorized plan to purchase our common stock.

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

Our restricted share units have various vesting schedules generally ranging from 1 to 10 years when awarded. These restricted share units do not contain rights to vote or receive dividends until the vesting date. Unvested restricted share units are forfeited if the employee terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee. Restricted share units are valued based on the fair value of the award on the grant date, adjusted for dividend estimates based on grant date dividend rates.

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

	Years ended December 31,
	2025	2024	2023
Restricted share units
Pretax compensation expense	$55,177	$49,172	$56,837
Tax benefit	13,607	12,214	12,561
Restricted share units, net of tax	$41,570	$36,958	$44,276
Performance share units
Pretax compensation expense	$16,576	$16,514	$22,352
Tax benefit	4,088	4,102	4,940
Performance share awards, net of tax	$12,488	$12,412	$17,412

A summary of our restricted share units and performance share units is as follows:

Restricted Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	737,237	$163.83
Granted	344,140	162.66
Vested	(372,223)	157.29
Forfeited	(24,147)	181.65
Unvested at December 31, 2025	685,007	$166.14

Performance Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	352,291	$179.14
Granted	104,360	164.79
Vested	(84,001)	172.53
Forfeited	(35,124)	188.22
Unvested at December 31, 2025	337,526	$175.40

At December 31, 2025, we had $54.9 million and $29.8 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is expected to be recognized over the remaining weighted average vesting period of approximately 2.8 years for restricted share units and 2.0 years for performance share units.

The aggregate intrinsic value of restricted and performance share units vested during the years ended December 31, 2025, 2024, and 2023, was $76.5 million, $105.4 million, and $104.0 million, respectively. The aggregate intrinsic value of unvested restricted and performance share units was $198.7 million at December 31, 2025. The total fair value of shares vested for restricted share and performance share plans during the years ended December 31, 2025, 2024, and 2023, was $73.3 million, $83.8 million, and $73.8 million, respectively.

6.	Income Taxes

Income before provision for income taxes was as follows:

	Years ended December 31,
	2025	2024	2023
United States	$772,284	$742,432	$929,054
Foreign	21,828	17,084	5,833
Income before income taxes	$794,112	$759,516	$934,887

Income tax expense attributable to earnings before income taxes consists of (in thousands):

	Years ended December 31,
	2025	2024	2023
Current:
Federal	$170,563	$244,770	$106,004
State and local	7,384	25,328	35,030
Foreign	5,827	8,380	-
	183,774	278,478	141,034
Deferred:
Federal	(2,541)	(88,016)	66,000
State and local	14,597	(1,832)	(434)
	12,056	(89,848)	65,566
Total tax expense/(benefit)	$195,830	$188,630	$206,600

Income tax expense attributable to earnings before income taxes differed from the amounts computed using the statutory federal income tax rate of 21% for the following reasons (in thousands):

	Years ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
U.S. federal statutory rate	$166,764	21.0%	$159,498	21.0%	$196,326	21.0%
State tax, net of federal effect*	32,159	4.1	31,114	4.1	37,594	4.0
Foreign tax Effects	-	-	5,895	0.8	(1,002)	(0.1)
Tax credits	(10,043)	(1.3)	(1,754)	(0.2)	(3,829)	(0.4)

Nontaxable or nondeductible items:
Federal 1341 claim	18,090	2.3
Other	6,276	0.8	9,956	1.3	2,476	0.3

Changes in unrecognized tax benefits:	(17,547)	(2.2)	(12,648)	(1.7)	(21,968)	(2.4)
Other, net	131	-	(3,431)	(0.5)	(2,997)	(0.3)
Effective Tax Rate	$195,830	24.7%	$188,630	24.8%	$206,600	22.1%

* State taxes for California, Illinois, Indiana, New York & Pennsylvania for 2025, and California, Illinois, New York & Pennsylvania for 2024 and 2023 made up the majority (greater than 50%) of the tax effect in this category.

Income taxes receivable was $34.9 million and $116.7 million at December 31, 2025 and 2024, respectively. These amounts have been included in other receivables in our Consolidated Balance Sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024, are presented below (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Insurance accruals	$83,380	$69,168
Allowance for doubtful accounts	12,149	12,584
Compensation accrual	15,881	9,882
Deferred compensation accrual	24,484	26,805
Federal benefit of state uncertain tax positions	16,377	17,693
Lease liabilities	60,849	74,858
State NOL carry-forward	2,602	4,235
Other	1,112	3,815
Total gross deferred tax assets	216,834	219,040
Valuation allowance	(2,602)	(4,235)
Total deferred tax assets, net of valuation allowance	214,232	214,805
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	1,031,019	1,001,537
Prepaid permits and insurance, principally due to expensing for income tax purposes	31,721	35,592
Lease right-of-use assets	59,797	73,925
Total gross deferred tax liabilities	1,122,537	1,111,054
Net deferred tax liability	$908,305	$896,249

The amounts of cash income taxes paid by the Company were as follows:

	Years Ended December 31,
	2025	2024	2023

Federal	$101,890	$275,594	$97,386
State and local:
California	1,903	2,068	7,037
Illinois	4,848	8,697	14,565
Other	9,099	14,289	14,549
Total State and local	15,850	25,054	36,151

Foreign	5,764	4,455	1,848
Income taxes, net of amounts refunded	$123,504	$305,103	$135,385

On July 4, 2025, new U.S. tax legislation was signed into law which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the legislation made changes to certain U.S. Corporate tax provisions. This new legislation did not have a material impact on our Consolidated Financial Statements.

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

	December 31,
	2025	2024	2023
Beginning balance	$78.0	$80.9	$89.1
Additions based on tax positions related to the current year	11.5	13.3	16.2
Additions/(reductions) based on tax positions taken in prior years	(4.7)	(2.9)	0.5
Reductions due to settlements	(2.7)	(1.4)	(14.6)
Reductions due to lapse of applicable statute of limitations	(14.4)	(11.9)	(10.3)
Ending balance	$67.7	$78.0	$80.9

At December 31, 2025 and 2024, we had a total of $67.7 million and $78.0 million, respectively, in gross unrecognized tax benefits.  Of these amounts, $54.8 million and $63.4 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate in 2025 and 2024, respectively.  Interest and penalties related to income taxes are classified as interest expense in our Consolidated Statements of Earnings.  The amount of accrued interest and penalties recognized during the years ended December 31, 2025, 2024, and 2023, was $7.2 million, $7.8 million, and $5.3 million, respectively. Future changes to unrecognized tax benefits will be recognized as income tax expense and interest expense, as appropriate.  The total amount of accrued interest and penalties for such unrecognized tax benefits at December 31, 2025 and 2024, was $13.6 million and $13.1 million, respectively. No material change in unrecognized tax benefits is expected in the next 12 months.

Tax years 2020 and forward remain subject to examination by federal tax jurisdictions, while tax years 2018 and forward remain open for state jurisdictions.

7.	Employee Benefit Plans

We maintain a defined contribution employee retirement plan, which includes a 401(k) option, under which all employees are eligible to participate. We match a specified percentage of employee contributions, subject to certain limitations. For the years ended December 31, 2025, 2024, and 2023, our matching contributions to the plan were $35.8 million, $35.2 million, and $34.3 million, respectively.

We have a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until actually distributed to the employee. A participant may elect to receive deferred amounts in one payment or in quarterly installments payable over a period of 2 to 25 years upon reaching age 55, having 15 years of service, or becoming disabled. Our total liability under this plan was $36.3 million as of December 31, 2025, and $33.9 million as of December 31, 2024. These amounts are included in other long-term liabilities in our Consolidated Balance Sheets. Participant withholdings are held by a trustee and invested in equity securities as directed by participants. These investments are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses are recognized currently in earnings. The investments are included in other assets in our Consolidated Balance Sheets and totaled $36.3 million as of December 31, 2025, and $33.9 million as of December 31, 2024.

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

	Asset/(Liability) Balance
	December 31,
	2025	2024	Input Level
Trading investments	$36.3	$33.9	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflect quoted market prices. Trading investments are classified in other assets in our Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes not measured at fair value on a recurring basis was $1.47 billion and $1.48 billion at December 31, 2025 and 2024, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.51 billion and $1.48 billion at December 31, 2025 and 2024, respectively.

The carrying amounts of all other instruments at December 31, 2025 and 2024, approximate their fair value due to the short maturity of these instruments.

9.	Commitments and Contingencies

At December 31, 2025, we had outstanding commitments of approximately $107.3 million, net of proceeds from sales or trade-ins, during the year 2026, which is primarily related to the acquisition of tractors, containers, chassis, and other trailing equipment.

During 2025, we issued financial standby letters of credit as a guaranty of our performance under certain operating agreements and self-insurance arrangements. If we default on our commitments under the agreements or other arrangements, we are required to perform under these guaranties. The undiscounted maximum amount of our obligation to make future payments in the event of defaults is approximately $1.5 million as of December 31, 2025.

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

As of December 31, 2025, we had various obligations remaining under operating lease arrangements related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards and equipment. Many of these leases include one or more options, at our discretion, to renew and extend the agreement beyond the current lease expiration date or to terminate the agreement prior to the lease expiration date. These options are included in the calculation of our operating lease right-of-use asset and liability when it becomes reasonably certain the option will be exercised. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Operating leases with an initial term of more than 12 months are included in our Consolidated Balance Sheets as discounted liabilities and corresponding right-of-use assets consisting of the following (in millions):

	Asset/(Liability) Balance
	December 31,
	2025	2024
Right-of-use assets	$249.3	$308.2
Lease liabilities, current	(85.6)	(98.1)
Lease liabilities, long-term	(168.1)	(214.0)

Right-of-use assets are classified in other assets in our Consolidated Balance Sheets. Operating lease liability, current is classified in other accrued expenses, while operating lease liability, long-term is classified in other long-term liabilities in our Consolidated Balance Sheets.

As of December 31, 2025 and 2024, the weighted-average remaining lease term for our outstanding operating lease obligations was 4.5 years and 4.9 years, respectively. As of December 31, 2025 and 2024, the weighted-average discount rate was 4.35% and 4.22%, respectively. Future minimum lease payments under these operating leases as of December 31, 2025, are as follows (in millions):

2026	$87.6
2027	65.7
2028	43.5
2029	27.8
2030	18.6
Thereafter	35.5
Total lease payments	278.7
Less interest	(25.0)
Present value of lease liabilities	$253.7

During the years ended December 31, 2025, 2024, and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $106.8 million, $109.9 million, and $106.2 million, while $106.7 million, $110.8 million, and $106.8 million of operating lease expense was recognized on a straight-line basis, respectively. Operating lease expense is recorded in general and administrative expenses, including asset dispositions in our Consolidated Statements of Earnings. During the years ended December 31, 2025, 2024, and 2023, a total of $39.3 million, $78.9 million, and $159.7 million of right-of-use assets were obtained in exchange for new operating lease liabilities, of which, $9.1 million was obtained through business combinations in 2023.

11.	Acquisitions

On September 14, 2023, we entered into an asset purchase agreement to acquire substantially all of the brokerage assets and assume certain specified liabilities of BNSF Logistics, LLC (BNSFL), an affiliate of Burlington Northern Santa Fe, LLC, subject to customary closing conditions.  The closing of the transaction was effective on September 30, 2023, with a purchase price of $85.0 million. Total consideration paid in cash under the BNSFL agreement was $81.2 million and consisted of the agreed upon purchase price paid in 2023, reduced for estimated working capital adjustments received in 2024. Transaction costs incurred were not material. The BNSFL acquisition was accounted for as a business combination and operates within our ICS business segment. Assets acquired and liabilities assumed were recorded in our Consolidated Balance Sheet at their estimated fair values, as of the closing date, using cost, market data and valuation techniques that reflect management’s judgment and estimates. As a result of the acquisition, we recorded approximately $38.5 million of definite-lived intangible assets and approximately $13.6million of goodwill. Goodwill consists of acquiring and retaining the BNSFL existing brokerage network and expected synergies from the combination of operations.

12.	Goodwill and Other Intangible Assets

Total goodwill was $134.0 million at December 31, 2025 and 2024. At December 31, 2025, $111.6 million, $13.6 million and $8.8 million of our goodwill was assigned to our FMS, ICS, and JBI business segments, respectively. No impairment losses have been recorded for goodwill as of December 31, 2025. Our intangible assets consisted of those arising from previous business acquisitions within our FMS, ICS, and JBI segments. Identifiable intangible assets consist of the following (in millions):

			Weighted Average
	December 31,		Amortization
	2025	2024	Period
Finite-lived intangibles:
Customer relationships	$189.8	$189.8	10.7
Non-competition agreements	9.7	10.6	6.0
Trade names	-	-
Total finite-lived intangibles	199.5	200.4
Less accumulated amortization	(123.2)	(103.4)
Total identifiable intangible assets, net	$76.3	$97.0

Our finite-lived intangible assets have no assigned residual values.

During the years ending December 31, 2025, 2024, and 2023, intangible asset amortization expense was $20.6 million, $37.0 million and $20.5 million, respectively. During the year ending December 31, 2024, we recorded expense of $14.4 million for the impairment of certain customer relationships intangible assets related to the BNSFL acquisition. Estimated amortization expense for our finite-lived intangible assets is expected to be approximately $19.7 million for 2026, $15.6 million for 2027, $9.7 million for 2028, $9.5 million for 2029, and $8.6 million for 2030. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment or accelerated amortization of intangible assets, and other events.

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

Our customers are geographically dispersed across the United States. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) December 31,
	2025	2024	2023
JBI	$3,324	$3,507	$3,391
DCS	2,070	2,195	2,355
ICS	286	288	350
FMS	485	544	634
JBT	364	389	419
Total segment assets	6,529	6,923	7,149
Other (includes corporate)	1,398	1,389	1,439
Total	$7,927	$8,312	$8,588

	Net Capital Expenditures (1) For The Twelve Months Ended December 31,
	2025	2024	2023
JBI	$163	$322	$536
DCS	228	153	716
ICS	1	20	2
FMS	10	15	36
JBT	1	14	30
Total segment net capital expenditures	403	524	1,320
Other (includes corporate)	172	150	280
Total	$575	$674	$1,600

	Revenues and Operating Income/(Loss)
	For The Year ended December 31, 2025
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$5,975	$3,376	$1,109	$824	$734	$(19)	$11,999
Operating expenses:
Rents, purchased transportation, and fuel	3,716	430	958	306	547
Salaries, wages and employee benefits	877	1,531	67	286	41
Depreciation and amortization	247	317	8	45	26
Operating supplies and expenses	259	283	7	38	30
Insurance and claims	115	174	16	23	25
General and administrative expenses, including asset dispositions	278	205	62	92	42
Other segment items (2)	33	59	1	7	2
Total operating expenses	5,525	2,999	1,119	797	713	(19)	11,134
Operating Income (3)	$450	$377	$(10)	$27	$21	$-	$865

	Revenues and Operating Income/(Loss)
	For The Year ended December 31, 2024
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$5,956	$3,396	$1,141	$910	$702	$(18)	$12,087
Operating expenses:
Rents, purchased transportation, and fuel	3,791	451	967	330	509
Salaries, wages and employee benefits	844	1,528	79	310	43
Depreciation and amortization	249	330	35	46	36
Operating supplies and expenses	244	276	8	41	27
Insurance and claims	106	173	21	14	20
General and administrative expenses, including asset dispositions	260	202	86	101	44
Other segment items (2)	32	60	1	8	2
Total operating expenses	5,526	3,020	1,197	850	681	(18)	11,256
Operating Income (3)	$430	$376	$(56)	$60	$21	$-	$831

	Revenues and Operating Income/(Loss)
	For The Year ended December 31, 2023
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$6,208	$3,543	$1,390	$918	$789	$(18)	$12,830
Operating expenses:
Rents, purchased transportation, and fuel	3,986	538	1,225	319	574
Salaries, wages and employee benefits	808	1,552	87	325	50
Depreciation and amortization	256	327	6	48	44
Operating supplies and expenses	228	285	8	45	31
Insurance and claims	100	161	30	23	23
General and administrative expenses, including asset dispositions	230	214	77	101	48
Other segment items (2)	31	61	1	10	3
Total operating expenses	5,639	3,138	1,434	871	773	(18)	11,837
Operating Income (3)	$569	$405	$(44)	$47	$16	$-	$993

(1) Net capital expenditures report the additions to property and equipment, net of proceeds from the sale of property and equipment.
(2) Other segment items include communication, utilities, and operating taxes and licenses expense items.
(3) Refer to the Consolidated Statements of Earnings for the reconciliation of consolidated operating income to earnings before income taxes.