Form 10-Q
period 2026-03-31
HUNT J B TRANSPORT SERVICES INC
filed 2026-04-24
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

www.jbhunt.com

(Registrant's web site)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	JBHT	The NASDAQ Stock Market LLC Nasdaq Texas, LLC

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

Yes ☐          No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on March 31, 2026 was 94,299,203.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended March 31, 2026

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Operating revenues, excluding fuel surcharge revenues	$2,648,493	$2,559,729
Fuel surcharge revenues	407,998	361,663
Total operating revenues	3,056,491	2,921,392

Operating expenses:
Rents and purchased transportation	1,404,900	1,293,328
Salaries, wages and employee benefits	785,596	799,648
Depreciation and amortization	179,410	179,476
Fuel and fuel taxes	175,059	159,933
Operating supplies and expenses	125,261	123,452
Insurance and claims	87,750	85,017
General and administrative expenses, including asset dispositions	61,853	72,971
Operating taxes and licenses	18,533	17,480
Communication and utilities	11,081	11,407
Total operating expenses	2,849,443	2,742,712
Operating income	207,048	178,680
Net interest expense	17,900	18,597
Earnings before income taxes	189,148	160,083
Income taxes	47,595	42,343
Net earnings	$141,553	$117,740

Weighted average basic shares outstanding	94,540	99,905

Basic earnings per share	$1.50	$1.18

Weighted average diluted shares outstanding	95,204	100,489

Diluted earnings per share	$1.49	$1.17

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$4,563	$17,284
Trade accounts receivable, net	1,327,455	1,160,371
Prepaid expenses and other	385,417	426,535
Total current assets	1,717,435	1,604,190
Property and equipment, at cost	9,330,847	9,348,370
Less accumulated depreciation	3,895,731	3,810,269
Net property and equipment	5,435,116	5,538,101
Goodwill and intangible assets, net	205,319	210,357
Other assets	572,670	574,507
Total assets	$7,930,540	$7,927,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$699,859
Trade accounts payable	751,878	655,604
Claims accruals	322,618	310,339
Accrued payroll	127,369	110,388
Other accrued expenses	163,163	159,153
Total current liabilities	1,365,028	1,935,343

Long-term debt	1,302,838	766,938
Long-term claims accruals	480,696	444,479
Other long-term liabilities	298,895	307,005
Deferred income taxes	888,725	908,305
Shareholders' equity	3,594,358	3,565,085
Total liabilities and shareholders' equity	$7,930,540	$7,927,155

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except per share amounts)
(unaudited)

		Additional
	Common	Paid-in	Retained	Treasury	Shareholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2024	$1,671	$583,945	$7,373,462	$(3,944,573)	$4,014,505
Comprehensive income:
Net earnings	-	-	117,740	-	117,740
Cash dividend declared and paid ($0.44 per share)	-	-	(44,004)	-	(44,004)
Purchase of treasury shares	-	-	-	(234,129)	(234,129)
Share-based compensation	-	18,444	-	-	18,444
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(5,256)	-	(627)	(5,883)
Balances at March 31, 2025	$1,671	$597,133	$7,447,198	$(4,179,329)	$3,866,673

Balances at December 31, 2025	$1,671	$627,280	$7,800,696	$(4,864,562)	$3,565,085
Comprehensive income:
Net earnings	-	-	141,553	-	141,553
Cash dividend declared and paid ($0.45 per share)	-	-	(42,595)	-	(42,595)
Purchase of treasury shares	-	-	-	(80,063)	(80,063)
Share-based compensation	-	18,048	-	-	18,048
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(8,386)	-	716	(7,670)
Balances at March 31, 2026	$1,671	$636,942	$7,899,654	$(4,943,909)	$3,594,358

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net earnings	$141,553	$117,740
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	179,410	179,476
Noncash lease expense	23,803	24,404
Share-based compensation	18,048	18,444
Loss on sale of revenue equipment and other	324	6,476
Deferred income taxes	(19,581)	(36,058)
Changes in operating assets and liabilities:
Trade accounts receivable	(167,085)	21,337
Other assets	30,443	35,870
Trade accounts payable	99,754	(3,408)
Income taxes payable or receivable	58,881	72,573
Claims accruals	11,113	16,444
Accrued payroll and other accrued expenses	(23,625)	(49,106)
Net cash provided by operating activities	353,038	404,192

Cash flows from investing activities:
Additions to property and equipment	(110,271)	(245,812)
Net proceeds from sale of equipment	39,540	20,762
Net cash used in investing activities	(70,731)	(225,050)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	475,000	750,000
Payments on long-term debt	(700,000)	(500,000)
Proceeds from revolving lines of credit and other	536,500	656,900
Payments on revolving lines of credit and other	(476,200)	(805,602)
Purchase of treasury stock	(80,063)	(234,129)
Stock repurchased for payroll taxes and other	(7,670)	(5,883)
Dividends paid	(42,595)	(44,004)
Net cash used in financing activities	(295,028)	(182,718)
Net change in cash and cash equivalents	(12,721)	(3,576)
Cash and cash equivalents at beginning of period	17,284	46,983
Cash and cash equivalents at end of period	$4,563	$43,407

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$36,149	$26,307
Income taxes	$2,980	$3,747

Noncash investing activities
Accruals for equipment received	$20,690	$72,117

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. We believe such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (SEC) applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the periods presented in this report are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2026, or any other interim period. Our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load freight transportation business.

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

We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 0.7 million shares during the three months ended March 31, 2026, compared to 0.6 million shares during the three months ended March 31, 2025.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended March 31,
	2026	2025
Restricted share units:
Pretax compensation expense	$12,105	$12,043
Tax benefit	3,111	3,175
Restricted share unit expense, net of tax	$8,994	$8,868
Performance share units:
Pretax compensation expense	$5,943	$6,401
Tax benefit	1,527	1,687
Performance share unit expense, net of tax	$4,416	$4,714

As of March 31, 2026, we had $96.8 million and $49.5 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 3.2 years for restricted share units and 2.4 years for performance share units. During the three months ended March 31, 2026, we issued 43,421 shares for vested restricted share units and 81,508 shares for vested performance share units.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost, under our current financing arrangements consist of the following (in millions):

	March 31, 2026	December 31, 2025
Senior credit facility	$559.1	$23.6
Senior notes	743.7	1,443.2
Less current portion of long-term debt	-	(699.9)
Total long-term debt	$1,302.8	$766.9

Senior Credit Facility

At March 31, 2026, we were authorized to borrow through a revolving line of credit, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring November 2030 and allows us to request an increase in the revolving line of credit total commitment by up to $400 million and to request two one-year extensions of the maturity date. In addition, the credit agreement authorizes us to borrow up to an additional $700 million through committed term loans during the six-month period beginning November 25, 2025, due November 2028, of which we partially exercised in February 2026. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At March 31, 2026, we had $87.1 million outstanding on the revolving line of credit and a $475.0 million balance of term loans, at an average interest rate of 4.66%, under this agreement.

Senior Notes

Our senior notes consist of $750 million of 4.90% senior notes due March 2030, issued in March 2025. Interest payments under these notes are due semiannually in March and September of each year beginning September 2025. These senior notes were issued by J.B. Hunt Transport Services, Inc., a parent-level holding company with no significant tangible assets or operations. The notes are guaranteed on a full and unconditional basis by our wholly-owned operating subsidiary. All other subsidiaries of the parent are minor. We registered these offerings and the sale of the notes under the Securities Act of 1933, pursuant to a shelf registration statement filed in February 2023. These notes are unsecured obligations and rank equally with our existing and future senior unsecured debt. We may redeem for cash some or all of the notes based on a redemption price set forth in the note indenture. Our $700 million of 3.875% senior notes matured in March 2026. The entire outstanding balance was paid in full at maturity.

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at March 31, 2026.

5.	Capital Stock

During the three months ended March 31, 2026, we purchased approximately 383,000 shares, or $80.1 million, of our common stock in accordance with plans authorized by our Board. At March 31, 2026, we had $888.2 million available under an authorized plan to purchase our common stock. On January 22, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.45, which was paid February 20, 2026, to shareholders of record on February 6, 2026. On April 23, 2026, our Board of Directors declared a regular quarterly dividend of $0.45 per common share, which will be paid on May 22, 2026, to shareholders of record on May 8, 2026.

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

Assets Measured at Fair Value on a Recurring Basis

The following assets are measured at fair value on a recurring basis (in millions):

	Asset Balance
	March 31, 2026	December 31, 2025	Input Level
Trading investments	$37.4	$36.3	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflects quoted market prices. Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes was $1.30 billion and $1.47 billion at March 31, 2026 and December 31, 2025, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.32 billion and $1.51billion at March 31, 2026 and December 31, 2025, respectively.

The carrying amounts of all other instruments at March 31, 2026, approximate their fair value due to the short maturity of these instruments.

7.	Income Taxes

Our effective income tax rate was 25.2% for the three months ended March 31, 2026, compared to 26.5% for the three months ended March 31, 2025. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At March 31, 2026, we had a total of $69.5 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $56.2 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $15.1 million at March 31, 2026.

8.	Commitments and Contingencies

As the result of state use tax audits, we have been assessed amounts owed from which we are vigorously appealing. We have recorded a liability for the estimated probable exposure under these audits and await resolution of the matter.

We purchase insurance coverage for a portion of expenses related to vehicular collisions and accidents. These policies include a level of self-insurance (deductible) coverage applicable to each claim as well as certain coverage-layer-specific, aggregated reimbursement limits of covered excess claims. Our claims from time to time exceed some of these existing coverage layer aggregate reimbursement limits and can effectuate additional premium provisions. Accordingly, we have recorded a liability for the estimated probable exposure for these occurrences.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

9.	Business Segments

We reported five distinct business segments during the three months ended March 31, 2026 and 2025. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2025. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	March 31, 2026	December 31, 2025
JBI	$3,339	$3,324
DCS	2,097	2,070
ICS	317	286
FMS	471	485
JBT	372	364
Total segment assets	6,596	6,529
Other (includes corporate)	1,335	1,398
Total	$7,931	$7,927

	Net Capital Expenditures (1) For The Three Months Ended March 31,
	2026	2025
JBI	$(6.2)	$53.9
DCS	61.7	77.3
ICS	0.2	0.2
FMS	1.2	6.1
JBT	0.3	(0.3)
Total segment net capital expenditures	57.2	137.2
Other (includes corporate)	13.5	87.9
Total	$70.7	$225.1

	Revenues and Operating Income/(Loss)
	For The Three Months ended March 31, 2026
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$1,504.8	$840.6	$322.7	$188.0	$205.4	$(5.0)	$3,056.5
Operating expenses:
Rents, purchased transportation, and fuel	943.8	119.4	287.6	70.4	163.4
Salaries, wages and employee benefits	214.1	374.7	17.4	64.6	10.3
Depreciation and amortization	61.6	80.2	1.9	11.1	5.6
Operating supplies and expenses	63.4	69.8	2.4	9.2	7.4
Insurance and claims	32.2	46.7	4.0	3.3	6.4
General and administrative expenses, net of asset dispositions	66.7	47.6	14.0	20.2	9.1
Other segment items (2)	8.5	14.8	0.1	2.0	0.5
Total operating expenses	1,390.3	753.2	327.4	180.8	202.7	(4.9)	2,849.5
Operating Income/(Loss) (3)	$114.5	$87.4	$(4.7)	$7.2	$2.7	$(0.1)	$207.0

	Revenues and Operating Income/(Loss)
	For The Three Months ended March 31, 2025
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$1,469.3	$822.3	$268.0	$200.7	$166.6	$(5.5)	$2,921.4
Operating expenses:
Rents, purchased transportation, and fuel	927.0	109.2	229.0	71.9	121.4
Salaries, wages and employee benefits	219.0	371.4	16.8	70.6	10.4
Depreciation and amortization	60.6	79.8	2.0	11.3	8.7
Operating supplies and expenses	62.2	70.4	1.5	10.1	6.8
Insurance and claims	28.7	44.0	4.6	6.3	5.6
General and administrative expenses, net of asset dispositions	69.2	52.6	16.6	23.7	11.3
Other segment items (2)	8.2	14.6	0.2	2.1	0.4
Total operating expenses	1,374.9	742.0	270.7	196.0	164.6	(5.5)	2,742.7
Operating Income/(Loss) (3)	$94.4	$80.3	$(2.7)	$4.7	$2.0	$-	$178.7

(1)	Net capital expenditures report the additions to property and equipment, net of proceeds from the sale of property and equipment.
(2)	Other segment items include communication, utilities, and operating taxes and licenses expense items.
(3)	Refer to the Condensed Consolidated Statements of Earnings for the reconciliation of consolidated operating income to earnings before income taxes.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2025, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and are based on our belief or interpretation of information currently available. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “goals,” “strategy,” “future,” “predict,” “seek,” “estimate,” “likely,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. These statements are based on our belief or interpretation of information currently available. Shareholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors. Some of the factors and events that are not within our control and that could have a material impact on future operating results include the following: general economic and business conditions; competition and competitive rate fluctuations; excess capacity in the intermodal or trucking industries; a loss of one or more major customers; cost and availability of diesel fuel; interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; ability to attract and retain qualified drivers, delivery personnel, independent contractors, and third-party carriers; retention of key employees; insurance costs and availability; litigation and claims expense; determination that independent contractors are employees; new or different environmental or other laws and regulations; volatile financial credit markets or interest rates; the impacts of recent or future changes in border or trade policies, including tariffs; terrorist attacks or actions; acts of war; political instability; adverse weather conditions; disruption or failure of information systems due to cybersecurity threats or other incidents; inability to keep pace with technological advances affecting our business and our information technology platforms; potential business or operational disruptions resulting from the effects of a national or international health pandemic; operational disruption or adverse effects of business acquisitions; increased costs for and availability of new revenue equipment; disruptions in the procurement of domestic or imported revenue equipment; decreases in the value of used equipment; and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2025, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors or events as described from time to time in our filings with the SEC. We assume no obligation to update any forward-looking statement to the extent we become aware that it will not be achieved for any reason.

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate five distinct, but complementary, business segments and provide a wide range of reliable transportation, brokerage, and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers, independent contractors, or third-party carriers. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, freight handling, specialized equipment, and freight network design. In addition, we provide or arrange for local and home delivery services, generally referred to as last-mile delivery services, to customers through a network of cross-dock and other delivery system locations throughout the continental United States. Utilizing thousands of reliable third-party carriers, we also provide comprehensive freight transportation brokerage and logistics services. In addition to dry-van, full-load operations, we also arrange for these unrelated outside carriers to provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize contracted power units to provide traditional over-the-road full truckload delivery services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360°®, an online platform that offers shippers and carriers greater access, visibility and transparency of the supply chain. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our five business segments is described in Note 9, Business Segments, in our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2025.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that impact the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenues, expenses, and associated disclosures of contingent liabilities are affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position, or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revision become known.

Information regarding our Critical Accounting Policies and Estimates can be found in our Annual Report (Form 10-K). The critical accounting policies that we believe require us to make more significant judgments and estimates when we prepare our financial statements include those relating to self-insurance accruals, revenue equipment, revenue recognition and income taxes. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. In addition, Note 2, Summary of Significant Accounting Policies, to the financial statements in our Annual Report (Form 10-K) for the year ended December 31, 2025, contains a summary of our critical accounting policies. There have been no material changes to the methodology we apply for critical accounting estimates as previously disclosed in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025

	Summary of Operating Segment Results For the Three Months Ended March 31, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2026	2025	2026	2025
JBI	$1,505	$1,469	$114.5	$94.4
DCS	841	822	87.4	80.3
ICS	323	268	(4.7)	(2.7)
FMS	188	201	7.2	4.7
JBT	205	167	2.7	2.0
Other (includes corporate)	-	-	(0.1)	-
Subtotal	3,062	2,927	207.0	178.7
Inter-Segment eliminations	(6)	(6)	-	-
Total	$3,056	$2,921	$207.0	$178.7

Total consolidated operating revenues were $3.06 billion for the first quarter 2026, a 5% increase from $2.92 billion in the first quarter 2025. This increase was primarily the result of higher load volumes in JBI, JBT, and ICS, increased revenue per load in ICS and JBT, and improved productivity in DCS, when compared to the first quarter 2025. Total consolidated operating revenue excluding fuel surcharge revenue increased 3% compared to the first quarter 2025.

JBI segment revenue increased 2% to $1.50 billion during the first quarter 2026, compared with $1.47 billion in 2025. Load volumes during the first quarter 2026 increased 3% compared to the same period 2025, with gross revenue per load remaining relatively flat, which is determined by the combination of customer rates, fuel surcharges and freight mix. Eastern network loads increased 7% reflecting increased customer demand to convert over-the-road shipments to intermodal in that region, while transcontinental load volume remained flat compared to the first quarter 2025. Revenue per load excluding fuel surcharge revenue decreased 2% compared to the first quarter 2025. JBI segment operating income increased 21%, to $114.5 million in the first quarter 2026, from $94.4 million in 2025. The increase is primarily due to increased network efficiency, higher productivity in our drayage operations, and improvements associated with our overall cost management initiatives, partially offset by disruptions from severe winter weather and higher insurance premium and claims expense, when compared to the first quarter 2025. The current quarter ended with approximately 124,000 units of trailing capacity and 6,200 power units assigned to the dray fleet.

DCS segment revenue increased 2% to $841 million in the first quarter 2026 from $822 million in 2025. The average number of revenue producing trucks was consistent with the first quarter 2025, while productivity, defined as revenue per truck per week, increased 2% when compared to the prior year period. Productivity excluding fuel surcharges increased 1%, primarily due to contractual index-based rate increases. DCS segment operating income increased 9% to $87.4 million in the first quarter 2026, from $80.3 million in 2025. The increase is primarily due to increased revenue, lower equipment-related costs, continued execution on the initiative to lower our cost to serve, and the maturing of new business onboarded over the past year, partially offset by increased personnel-related costs and higher insurance premium expense when compared to the first quarter 2025.

ICS segment revenue increased 20% to $323 million in the first quarter 2026, from $268 million in 2025. Overall volumes increased 10% compared to the first quarter 2025. Revenue per load increased 9%, primarily due to higher contractual and spot customer rates compared to first quarter 2025. Contractual business represented approximately 67% of total load volume and 66% of total revenue in the first quarter 2026, compared to 65% and 63%, respectively, in 2025. ICS segment operating loss was $4.7 million in the first quarter 2026, compared to an operating loss of $2.7 million in 2025. The decline in operating performance is primarily due to a 6% decrease in gross profit, driven by increased purchased transportation costs compared to the prior year period. Gross profit margin decreased to 12.0% in the first quarter 2026, compared to 15.3% in the first quarter 2025. Excluding purchased transportation expense, ICS operating expense decreased 1% compared to the first quarter 2025.

FMS segment revenue decreased 6% to $188 million in the first quarter 2026 from $201 million in 2025, primarily due to the impact of lost business and the effects of demand stabilization, marginally offset by the addition of multiple new customer contracts implemented over the past year and internal efforts to improve revenue quality across certain accounts. FMS segment operating income increased 53% to $7.2 million in the first quarter 2026 compared to $4.7 million in 2025. This increase was primarily due to improved revenue quality, decreased personnel-related costs, and decreased insurance claim expense compared to the first quarter of 2025.

JBT segment revenue totaled $205 million for the first quarter 2026, an increase of 23% from $167 million in first quarter 2025. Revenue excluding fuel surcharge revenue increased 23% primarily due to a 19% increase in load volume and a 3% increase in revenue per load excluding fuel surcharge revenue compared to first quarter 2025. Trailer turns in the first quarter 2026 increased 15% compared to first quarter 2025 due to increased asset utilization and improvements in network balance and velocity. JBT average effective trailer count increased to 12,515 in the first quarter 2026, compared to 12,096 in 2025. At the end of the first quarter 2026, the JBT power fleet consisted of 1,881 tractors, compared to 1,852 tractors in 2025. JBT segment operating income increased 33% to $2.7 million in 2026, compared with $2.0 million during first quarter 2025. This increase was primarily due to continued focus on cost management and productivity, reduced personnel-related expenses, and lower equipment-related expenses as a percentage of gross revenue, partially offset by an increase in purchased transportation costs.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended March 31,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2026	2025	2026 vs. 2025
Total operating revenues	100.0%	100.0%	4.6%
Operating expenses:
Rents and purchased transportation	46.0	44.3	8.6
Salaries, wages and employee benefits	25.7	27.4	(1.8)
Depreciation and amortization	5.9	6.1	-
Fuel and fuel taxes	5.7	5.5	9.5
Operating supplies and expenses	4.1	4.2	1.5
Insurance and claims	2.9	2.9	3.2
General and administrative expenses, net of asset dispositions	1.9	2.5	(15.2)
Operating taxes and licenses	0.6	0.6	6.0
Communication and utilities	0.4	0.4	(2.9)
Total operating expenses	93.2	93.9	3.9
Operating income	6.8	6.1	15.9
Net interest expense	0.6	0.6	(3.8)
Earnings before income taxes	6.2	5.5	18.2
Income taxes	1.6	1.5	12.4
Net earnings	4.6%	4.0%	20.2%

Total operating expenses increased 3.9%, while operating revenues increased 4.6% during the first quarter 2026, from the comparable period 2025. Operating income increased to $207.0 million during the first quarter 2026 from $178.7 million in 2025.

Rents and purchased transportation costs increased 8.6% in the first quarter 2026. This increase was primarily the result of increased JBI, ICS and JBT load volume, which increased services provided by third-party rail and truck carriers as well as higher carrier purchased transportation rates within ICS and JBT, partially offset by the mix of third-party rail carriers and reduced empty repositioning within JBI during the first quarter 2026 compared to 2025.

Salaries, wages and employee benefits costs decreased 1.8% during the first quarter 2026, compared with 2025. This decrease was primarily due to a decrease in employee headcounts, partially offset by an increase in group medical benefit expenses and wage increases.

Depreciation and amortization expense remained flat in the first quarter 2026, primarily due to increased asset costs, offset by reductions in truck and tractor counts and the prior year increase in the expected useful lives of our trailer fleets. Fuel costs increased 9.5% in 2026, compared with 2025, due primarily to an increase in the price of fuel, partially offset by decreased road miles.

Operating supplies and expenses increased 1.5%, driven primarily by higher equipment maintenance costs, increased tire expense, and higher toll costs, partially offset by lower travel and entertainment expenses. Insurance and claims expense increased 3.2% in 2026 compared with 2025, primarily due to higher cost per claim and increased insurance policy premiums expense, partially offset by lower claim volume. General and administrative expenses decreased 15.2% for the current quarter from the comparable period in 2025, primarily due to decreased building and yard rental expense, lower technology costs, and a decrease in net loss from sale or disposal of assets. Net loss from sale or disposal of assets was $0.3 million in 2026, compared to $6.5 million in 2025.

Net interest expense decreased 3.8% in 2026 due to a lower average debt balance and lower average interest rate compared to first quarter 2025. Income tax expense increased 12.4% in 2026, compared with 2025, primarily due to higher taxable earnings, partially offset by a lower effective income tax rate. Our effective income tax rate decreased to 25.2% for the first quarter 2026, compared with 26.5% for the first quarter 2025, due to discrete tax items. Our annual tax rate for 2026 is expected to be between 24.0% and 25.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $353.0 million during the first quarter 2026, compared with $404.2 million for the same period 2025. Operating cash flows decreased primarily due to the timing of general working capital activities, partially offset by increased earnings. Net cash used in investing activities totaled $70.7 million in 2026, compared with $225.1 million in 2025. The decrease resulted primarily from a decrease in equipment purchases, net of proceeds from the sale of equipment, compared to the first quarter 2025. Net cash used in financing activities was $295.0 million in 2026, compared with $182.7 million in 2025. This increase resulted primarily from the retirement in March 2026 of our $700 million in senior notes partially offset by net proceeds from our senior credit facility and a decrease in treasury stock purchases.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At March 31, 2026, we were authorized to borrow through a revolving line of credit, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring November 2030, and allows us to request an increase in the revolving line of credit total commitment by up to $400 million and to request two one-year extensions of the maturity date. In addition, the credit agreement authorizes us to borrow up to an additional $700 million through committed term loans during the six-month period beginning November 25, 2025, due November 2028, of which we exercised $475 million in February 2026. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At March 31, 2026, we had a combined $562.1 million outstanding balance under our senior credit facility, at an average interest rate of 4.66% and a cash balance of $4.6 million.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At March 31, 2026, we were compliant with all covenants and financial ratios.

Our net capital expenditures were approximately $70.7 million during the first three months of 2026, compared with $225.1 million for the same period 2025. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in the first quarter 2026 were primarily for tractors, trailing equipment and related enhancements, and real estate. We expect to spend in the range of $600 million to $800 million for net capital expenditures during the full calendar year 2026. We are currently committed to spend approximately $616.8 million, net of proceeds from sales or trade-ins, during the years 2026 and 2027. At March 31, 2026, our aggregate future minimum lease payments under operating lease obligations related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment totaled $265.1 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $616.8 million, as of March 31, 2026.

Risk Factors

You should refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2025, under the caption “Risk Factors” for specific details on the following factors and events that are not within our control and could affect our financial results.

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

Risks Related to Our Business

●	We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

●	A determination that independent contractors are employees could expose us to various liabilities and additional costs.

●	We may be subject to litigation claims that could result in significant expenditures.

●	We rely significantly on our information technology systems, a disruption, failure or security breach of which could have a material adverse effect on our business.

●	An inability to develop, adopt, and integrate new or enhanced technologies, including rapidly evolving artificial intelligence, could have a material adverse effect on our business.

●	Acquisitions or business combinations may disrupt or have a material adverse effect on our operations or earnings.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have a fixed interest rate of 4.90%. This fixed-rate facility reduces the impact of changes to market interest rates on future interest expense. Our senior credit facility has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At March 31, 2026, the average interest rate under our senior credit facility was 4.66%. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $5.6 million.

Although we conduct business in foreign countries, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2026. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of March 31, 2026, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2026, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.         CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

There were no changes in our internal control over financial reporting during the first quarter 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Information regarding risk factors appears in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended March 31, 2026:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
January 1 through January 31, 2026	-	$-	-	$968
February 1 through February 28, 2026	52,104	211.24	52,104	957
March 1 through March 31, 2026	330,825	208.74	330,825	888
Total	382,929	$209.08	382,929	$888

(1)         On October 22, 2025, our Board of Directors authorized the purchase of up to $1 billion of our common stock. This stock repurchase program has no expiration date.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 24th day of April 2026.

J.B. HUNT TRANSPORT SERVICES, INC. (Registrant)

BY:	/s/ Shelley Simpson
Shelley Simpson
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ A. Brad Delco
A. Brad Delco
Chief Financial Officer,
Executive Vice President
(Principal Financial Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Accounting Officer,
Senior Vice President
(Principal Accounting Officer)