Form 10-Q
period 2026-06-30
HUNT J B TRANSPORT SERVICES INC
filed 2026-07-24
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐    No ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on June 30, 2026 was 93,914,939.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended June 30, 2026

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Operating revenues, excluding fuel surcharge revenues	$2,853,836	$2,576,319	$5,502,329	$5,136,048
Fuel surcharge revenues	641,460	351,862	1,049,458	713,525
Total operating revenues	3,495,296	2,928,181	6,551,787	5,849,573

Operating expenses:
Rents and purchased transportation	1,677,280	1,266,908	3,082,180	2,560,236
Salaries, wages and employee benefits	820,352	816,941	1,605,948	1,616,588
Fuel and fuel taxes	235,208	153,710	410,267	313,643
Depreciation and amortization	180,610	176,980	360,020	356,456
Operating supplies and expenses	138,870	128,245	264,131	251,698
Insurance and claims	88,792	84,838	176,542	169,856
General and administrative expenses, including asset dispositions	65,718	74,876	127,571	147,847
Operating taxes and licenses	18,920	17,770	37,453	35,250
Communication and utilities	10,094	10,639	21,175	22,045
Total operating expenses	3,235,844	2,730,907	6,085,287	5,473,619
Operating income	259,452	197,274	466,500	375,954
Net interest expense	16,768	21,285	34,668	39,882
Earnings before income taxes	242,684	175,989	431,832	336,072
Income taxes	61,650	47,365	109,245	89,708
Net earnings	$181,034	$128,624	$322,587	$246,364

Weighted average basic shares outstanding	94,125	97,448	94,331	98,670

Basic earnings per share	$1.92	$1.32	$3.42	$2.50

Weighted average diluted shares outstanding	94,944	97,976	95,073	99,226

Diluted earnings per share	$1.91	$1.31	$3.39	$2.48

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$4,162	$17,284
Trade accounts receivable, net	1,461,271	1,160,371
Prepaid expenses and other	347,913	426,535
Total current assets	1,813,346	1,604,190
Property and equipment, at cost	9,359,388	9,348,370
Less accumulated depreciation	3,988,837	3,810,269
Net property and equipment	5,370,551	5,538,101
Goodwill and intangible assets, net	200,393	210,357
Other assets	560,488	574,507
Total assets	$7,944,778	$7,927,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$699,859
Trade accounts payable	792,348	655,604
Claims accruals	322,235	310,339
Accrued payroll	153,185	110,388
Other accrued expenses	176,895	159,153
Total current liabilities	1,444,663	1,935,343

Long-term debt	1,145,337	766,938
Long-term claims accruals	487,457	444,479
Other long-term liabilities	298,697	307,005
Deferred income taxes	911,509	908,305
Shareholders' equity	3,657,115	3,565,085
Total liabilities and shareholders' equity	$7,944,778	$7,927,155

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2025 and 2026
		Additional
	Common	Paid-in	Retained	Treasury	Shareholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at March 31, 2025	$1,671	$597,133	$7,447,198	$(4,179,329)	$3,866,673
Comprehensive income:
Net earnings	-	-	128,624	-	128,624
Cash dividend declared and paid ($0.44 per share)	-	-	(42,633)	-	(42,633)
Purchase of treasury shares	-	-	-	(318,782)	(318,782)
Share-based compensation	-	19,664	-	-	19,664
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	892	-	892	1,784
Balances at June 30, 2025	$1,671	$617,689	$7,533,189	$(4,497,219)	$3,655,330

Balances at March 31, 2026	$1,671	$636,942	$7,899,654	$(4,943,909)	$3,594,358
Comprehensive income:
Net earnings	-	-	181,034	-	181,034
Cash dividend declared and paid ($0.45 per share)	-	-	(42,419)	-	(42,419)
Purchase of treasury shares	-	-	-	(97,768)	(97,768)
Share-based compensation	-	20,036	-	-	20,036
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	1,374	-	500	1,874
Balances at June 30, 2026	$1,671	$658,352	$8,038,269	$(5,041,177)	$3,657,115

	Six Months Ended June 30, 2025 and 2026
		Additional
	Common	Paid-in	Retained	Treasury	Shareholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2024	$1,671	$583,945	$7,373,462	$(3,944,573)	$4,014,505
Comprehensive income:
Net earnings	-	-	246,364	-	246,364
Cash dividend declared and paid ($0.88 per share)	-	-	(86,637)	-	(86,637)
Purchase of treasury shares	-	-	-	(552,911)	(552,911)
Share-based compensation	-	38,107	-	-	38,107
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(4,363)	-	265	(4,098)
Balances at June 30, 2025	$1,671	$617,689	$7,533,189	$(4,497,219)	$3,655,330

Balances at December 31, 2025	$1,671	$627,280	$7,800,696	$(4,864,562)	$3,565,085
Comprehensive income:
Net earnings	-	-	322,587	-	322,587
Cash dividend declared and paid ($0.90 per share)	-	-	(85,014)	-	(85,014)
Purchase of treasury shares	-	-	-	(177,831)	(177,831)
Share-based compensation	-	38,084	-	-	38,084
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(7,012)	-	1,216	(5,796)
Balances at June 30, 2026	$1,671	$658,352	$8,038,269	$(5,041,177)	$3,657,115

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net earnings	$322,587	$246,364
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	360,020	356,456
Noncash lease expense	44,933	48,884
Share-based compensation	38,084	38,107
Loss on sale of revenue equipment and other	3,708	9,362
Deferred income taxes	3,203	(30,879)
Changes in operating assets and liabilities:
Trade accounts receivable	(300,900)	41,992
Other assets	56,005	65,101
Trade accounts payable	117,948	41,419
Income taxes payable or receivable	56,055	(4,793)
Claims accruals	17,125	20,894
Accrued payroll and other accrued expenses	4,498	(26,662)
Net cash provided by operating activities	723,266	806,245

Cash flows from investing activities:
Additions to property and equipment	(227,175)	(462,291)
Net proceeds from sale of equipment	82,228	63,212
Net cash used in investing activities	(144,947)	(399,079)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	475,000	750,000
Payments on long-term debt	(825,000)	(500,000)
Proceeds from revolving lines of credit and other	930,800	1,666,600
Payments on revolving lines of credit and other	(903,600)	(1,676,202)
Purchase of treasury stock	(177,831)	(552,911)
Stock repurchased for payroll taxes and other	(5,796)	(4,098)
Dividends paid	(85,014)	(86,637)
Net cash used in financing activities	(591,441)	(403,248)
Net change in cash and cash equivalents	(13,122)	3,918
Cash and cash equivalents at beginning of period	17,284	46,983
Cash and cash equivalents at end of period	$4,162	$50,901

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$43,626	$32,568
Income taxes	$38,559	$121,026

Noncash investing activities
Accruals for equipment received	$42,966	$41,789

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

We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 0.8 million and 0.7 million shares during the three and six months ended June 30, 2026, compared to 0.5 million and 0.6 million shares during the three and six months ended June 30, 2025.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted share units:
Pretax compensation expense	$13,954	$14,502	$26,060	$26,545
Tax benefit	3,568	3,882	6,664	7,106
Restricted share unit expense, net of tax	$10,386	$10,620	$19,396	$19,439
Performance share units:
Pretax compensation expense	$6,082	$5,162	$12,024	$11,562
Tax benefit	1,555	1,382	3,075	3,095
Performance share unit expense, net of tax	$4,527	$3,780	$8,949	$8,467

As of June 30, 2026, we had $84.2 million and $44.0 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 3.3 years for restricted share units and 2.2 years for performance share units. During the six months ended June 30, 2026, we issued 43,550 shares for vested restricted share units and 81,508 shares for vested performance share units. Of this total, 129 shares for vested restricted share units were issued during the second quarter 2026.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost, under our current financing arrangements consist of the following (in millions):

	June 30, 2026	December 31, 2025
Senior credit facility	$401.2	$23.6
Senior notes	744.1	1,443.2
Less current portion of long-term debt	-	(699.9)
Total long-term debt	$1,145.3	$766.9

Senior Credit Facility

At June 30, 2026, we were authorized to borrow through a revolving line of credit, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring November 2030 and allows us to request an increase in the revolving line of credit total commitment by up to $400 million and to request two one-year extensions of the maturity date. In addition, the credit agreement authorizes us to borrow up to an additional $700 million through committed term loans during the six-month period beginning November 25, 2025, due November 2028, of which we partially exercised in February 2026. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At June 30, 2026, we had $54 million outstanding on the revolving line of credit and a $350 million balance of term loans, at an average interest rate of 4.61%, under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios.  We were in compliance with all covenants and financial ratios at June 30, 2026.

5.	Capital Stock

During the six months ended June 30, 2026, we purchased approximately 775,000 shares, or $177.8 million of our common stock in accordance with plans authorized by our Board, of which 391,758 shares, or $97.8 million, were purchased in the second quarter of 2026. At June 30, 2026, we had $791.4 million available under an authorized plan to purchase our common stock. On January 22, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.45, which was paid February 20, 2026, to shareholders of record on February 6, 2026. On April 23, 2026, our Board of Directors declared a regular quarterly dividend of $0.45 per common share, which was paid May 22, 2026, to shareholders of record on May 8, 2026. On July 22, 2026, our Board of Directors declared a regular quarterly dividend of $0.45 per common share, which will be paid on August 21, 2026, to shareholders of record on August 7, 2026.

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

Assets Measured at Fair Value on a Recurring Basis

The following assets are measured at fair value on a recurring basis (in millions):

	Asset Balance
	June 30, 2026	December 31, 2025	Input Level
Trading investments	$37.8	$36.3	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflects quoted market prices. Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes was $1.15 billion and $1.47 billion at June 30, 2026 and December 31, 2025, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.17 billion and $1.51 billion at June 30, 2026 and December 31, 2025, respectively.

The carrying amounts of all other instruments at June 30, 2026, approximate their fair value due to the short maturity of these instruments.

7.	Income Taxes

Our effective income tax rate was 25.4% for the three months ended June 30, 2026, compared to 26.9% for the three months ended June 30, 2025. Our effective income tax rate was 25.3% for the first six months of 2026, compared to 26.7% in 2025. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At June 30, 2026, we had a total of $71.7 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $57.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $16.5 million at June 30, 2026.

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

We reported five distinct business segments during the six months ended June 30, 2026 and 2025. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2025. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	June 30, 2026	December 31, 2025
JBI	$3,343	$3,324
DCS	2,088	2,070
ICS	364	286
FMS	466	485
JBT	378	364
Total segment assets	6,639	6,529
Other (includes corporate)	1,306	1,398
Total	$7,945	$7,927

	Net Capital Expenditures (1) For The Six Months Ended June 30,
	2026	2025
JBI	$(12.1)	$132.3
DCS	129.1	140.4
ICS	1.1	0.6
FMS	0.1	8.3
JBT	0.8	(0.1)
Total segment net capital expenditures	119.0	281.5
Other (includes corporate)	25.9	117.6
Total	$144.9	$399.1

	Revenues and Operating Income/(Loss)
	For The Three Months ended June 30, 2026
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$1,753.7	$920.7	$388.5	$198.0	$239.7	$(5.3)	$3,495.3
Operating expenses:
Rents, purchased transportation, and fuel	1,132.0	157.1	343.5	85.2	199.5
Salaries, wages and employee benefits	232.7	390.4	19.6	59.7	10.9
Depreciation and amortization	61.2	81.1	1.9	11.0	5.7
Operating supplies and expenses	70.2	75.0	3.3	10.0	8.6
Insurance and claims	29.6	48.8	3.9	5.0	6.3
General and administrative expenses, including asset dispositions	68.7	50.9	14.5	19.8	9.5
Other segment items (2)	8.4	14.9	0.1	1.7	0.5
Total operating expenses	1,602.8	818.2	386.8	192.4	241.0	(5.4)	3,235.8
Operating Income (3)	$150.9	$102.5	$1.7	$5.6	$(1.3)	$0.1	$259.5

	Revenues and Operating Income/(Loss)
	For The Three Months ended June 30, 2025
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$1,437.9	$846.8	$260.2	$210.6	$177.0	$(4.3)	$2,928.2
Operating expenses:
Rents, purchased transportation, and fuel	887.5	104.0	222.6	79.5	131.1
Salaries, wages and employee benefits	220.7	386.8	16.8	70.5	10.6
Depreciation and amortization	61.5	79.0	2.0	11.0	5.7
Operating supplies and expenses	66.0	70.2	1.7	9.5	7.7
Insurance and claims	27.7	44.6	4.0	6.2	7.0
General and administrative expenses, including asset dispositions	70.9	54.0	16.4	24.1	11.1
Other segment items (2)	7.9	14.5	0.3	1.8	0.4
Total operating expenses	1,342.2	753.1	263.8	202.6	173.6	(4.4)	2,730.9
Operating Income (3)	$95.7	$93.7	$(3.6)	$8.0	$3.4	$0.1	$197.3

	Revenues and Operating Income/(Loss)
	For The Six Months ended June 30, 2026
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$3,258.5	$1,761.3	$711.2	$386.1	$445.0	$(10.3)	$6,551.8
Operating expenses:
Rents, purchased transportation, and fuel	2,075.6	276.5	631.1	155.6	362.9
Salaries, wages and employee benefits	446.9	765.1	37.1	124.3	21.2
Depreciation and amortization	122.9	161.4	3.8	22.1	11.3
Operating supplies and expenses	133.5	144.9	5.7	19.2	16.0
Insurance and claims	61.8	95.5	7.9	8.4	12.7
General and administrative expenses, including asset dispositions	135.4	98.4	28.4	40.1	18.5
Other segment items (2)	17.0	29.6	0.2	3.7	1.0
Total operating expenses	2,993.1	1,571.4	714.2	373.4	443.6	(10.4)	6,085.3
Operating Income (3)	$265.4	$189.9	$(3.0)	$12.7	$1.4	$0.1	$466.5

	Revenues and Operating Income/(Loss)
	For The Six Months ended June 30, 2025
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$2,907.1	$1,669.0	$528.3	$411.3	$343.6	$(9.7)	$5,849.6
Operating expenses:
Rents, purchased transportation, and fuel	1,814.4	213.1	451.6	151.5	252.5
Salaries, wages and employee benefits	439.7	758.2	33.6	141.1	21.0
Depreciation and amortization	122.1	158.8	4.0	22.3	14.4
Operating supplies and expenses	128.2	140.6	3.2	19.6	14.4
Insurance and claims	56.4	88.6	8.6	12.5	12.6
General and administrative expenses, including asset dispositions	140.1	106.6	32.9	47.7	22.5
Other segment items (2)	16.1	29.1	0.6	3.9	0.8
Total operating expenses	2,717.0	1,495.0	534.5	398.6	338.2	(9.7)	5,473.6
Operating Income (3)	$190.1	$174.0	$(6.2)	$12.7	$5.4	$-	$376.0

(1)	Net capital expenditures report the additions to property and equipment, net of proceeds from the sale of property and equipment.
(2)	Other segment items include communication, utilities, and operating taxes and licenses expense items.
(3)	Refer to the Condensed Consolidated Statements of Earnings for the reconciliation of consolidated operating income to earnings before income taxes.

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

GENERAL

We are one of the largest surface transportation, delivery, and logistics companies in North America. We operate five distinct, but complementary, business segments and provide a wide range of reliable transportation, brokerage, and delivery services to a diverse group of customers and consumers throughout the continental United States, Canada, and Mexico. Our service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing our company-controlled revenue equipment and company drivers, independent contractors, or third-party carriers. We have arrangements with most of the major North American rail carriers to transport freight in containers or trailers, while we perform the majority of the pickup and delivery services. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services that are tailored to meet individual customers’ requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, freight handling, specialized equipment, and freight network design. In addition, we provide or arrange for local and home delivery services, generally referred to as last-mile delivery services, to customers through a network of cross-dock and other delivery system locations throughout the continental United States. Utilizing thousands of reliable third-party carriers, we also provide comprehensive freight transportation brokerage and logistics services. In addition to dry-van, full-load operations, we also arrange for these unrelated outside carriers to provide flatbed, refrigerated, less-than-truckload (LTL), and other specialized equipment, drivers, and services. Also, we utilize contracted power units to provide traditional over-the-road full-truckload delivery services. Our customers, who include many Fortune 500 companies, have extremely diverse businesses. Many of them are served by J.B. Hunt 360°®, an online platform that offers shippers and carriers greater access, visibility and transparency of the supply chain. We account for our business on a calendar year basis, with our full year ending on December 31 and our quarterly reporting periods ending on March 31, June 30, and September 30. The operation of each of our five business segments is described in Note 9, Business Segments, in our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2025.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025

	Summary of Operating Segment Results For the Three Months Ended June 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2026	2025	2026	2025
JBI	$1,754	$1,438	$150.9	$95.7
DCS	921	847	102.5	93.7
ICS	388	260	1.7	(3.6)
FMS	198	211	5.6	8.0
JBT	240	177	(1.3)	3.4
Other (includes corporate)	-	-	0.1	0.1
Subtotal	3,501	2,933	259.5	197.3
Inter-Segment eliminations	(6)	(5)	-	-
Total	$3,495	$2,928	$259.5	$197.3

Total consolidated operating revenues were $3.50 billion for second quarter 2026, a 19% increase from $2.93 billion in the second quarter 2025. Second quarter 2026 operating revenues benefited primarily from higher volumes in JBI, ICS and JBT, increased DCS productivity, and increased revenue per load in JBI, ICS, and JBT when compared to the second quarter 2025. These increases were partially offset by a decrease in FMS stops. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 11%, when compared to the second quarter 2025.

JBI segment revenue increased 22% to $1.75 billion during the second quarter 2026, compared with $1.44 billion in 2025. Load volumes during the second quarter 2026 increased 10% over the same period 2025 and gross revenue per load increased 11%, compared to a year ago. Transcontinental loads increased 5% during the second quarter 2026, while Eastern network load volume increased 16% compared to the second quarter 2025 reflecting increased demand for our intermodal service during the quarter driven by the strong value proposition it presents for customers facing higher fuel prices and constrained driver and capacity availability in other transportation modes. Revenue per load, excluding fuel surcharge revenue, increased 1% compared to the second quarter 2025. JBI segment operating income increased 58% to $150.9 million in the second quarter 2026 from $95.7 million in 2025. The increase is primarily due to strong volume growth, increased productivity in the dray network, lower proportion of empty container moves, lower container storage costs, and continued execution on initiatives to lower our cost to serve. These improvements were partially offset by increased insurance premium and claims expense and higher professional driver expense, compared to the same period 2025. The current quarter ended with approximately 124,200 units of trailing capacity and 6,200 power units assigned to the dray fleet.

DCS segment revenue increased 9% to $921 million in the second quarter 2026 from $847 million in 2025. Productivity, defined as revenue per truck per week, increased 9%, while average truck count was flat when compared to the second quarter 2025. Productivity, excluding fuel surcharge revenue, increased 2%, primarily due to contractual index-based rate increases. On a net basis, revenue-producing trucks in the fleet at the end of the second quarter 2026 increased by five trucks compared to the prior-year period. Customer retention rates are approximately 96%. DCS segment operating income increased 9% to $102.5 million in the second quarter 2026, from $93.7 million in 2025. The increase is primarily due to increased revenue, lower group medical benefit expenses, and continued progress on the initiative to lower our cost to serve, partially offset by increased insurance premium and equipment-related costs and increased new business onboarding costs over the past year.

ICS segment revenue increased 49% to $388 million in the second quarter 2026, from $260 million in 2025. Overall volumes increased 19% compared to the second quarter 2025, while revenue per load increased 26%, primarily due to higher rates across both contractual and spot volume. Contractual business represented approximately 65% of total load volume and 63% of total revenue in the second quarter 2026, compared to 62% and 63%, respectively, in 2025. The ICS segment had operating income of $1.7 million in the second quarter 2026, compared to an operating loss of $3.6 million in 2025. The increase in operating results is primarily due to a 21% increase in gross profit, driven by higher revenue per load and volume. Gross profit margin decreased to 12.5% in the second quarter 2026, compared to 15.5% in 2025 due to increased purchased transportation expense as third party capacity has tightened across the industry.

FMS segment revenue decreased 6% to $198 million in the second quarter 2026 from $211 million in 2025, primarily due to the impact of lost business due to the ongoing internal efforts to improve revenue quality and profitability across certain accounts, partially offset by demand stabilization across many of the end markets served and the implementation of new customer contracts awarded over the past year. FMS segment operating income decreased 30% to $5.6 million in the second quarter of 2026 compared to $8.0 million in 2025. This decrease was primarily due to lower revenue and increased purchased transportation expense compared to the second quarter 2025. The decrease in operating income was partially offset by lower claims and facility rental expenses, as well as continued progress on the initiative to lower our cost to serve.

JBT segment revenue increased 35% to $240 million in the second quarter 2026, from $177 million in 2025. Revenue, excluding fuel surcharge revenue, increased 28% primarily due to a 14% increase in load volume and a 13% increase in revenue per load, excluding fuel surcharge revenue, compared to second quarter 2025. JBT average effective trailer count increased to 12,190 in the second quarter 2026, compared to 12,144 in 2025. At the end of the second quarter 2026, the JBT power fleet consisted of 1,880 tractors, compared to 2,041 tractors at June 30, 2025. Trailer turns in the second quarter of 2026 increased 13% compared to second quarter 2025, due to increased asset utilization and improvements in network balance. JBT segment had an operating loss of $1.3 million in the second quarter 2026, compared with operating income of $3.4 million during second quarter 2025. The decrease is primarily due to increased purchased transportation costs as third party capacity has tightened across the industry, which led to a 12% decrease in gross profit. The decrease was partially offset by continued cost management and improved productivity.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2026	2025	2026 vs. 2025
Total operating revenues	100.0%	100.0%	19.4%
Operating expenses:
Rents and purchased transportation	48.0	43.3	32.4
Salaries, wages and employee benefits	23.5	27.9	0.4
Fuel and fuel taxes	6.7	5.2	53.0
Depreciation and amortization	5.2	6.0	2.1
Operating supplies and expenses	4.0	4.4	8.3
Insurance and claims	2.5	2.9	4.7
General and administrative expenses, including asset dispositions	1.9	2.6	(12.2)
Operating taxes and licenses	0.5	0.6	6.5
Communication and utilities	0.3	0.4	(5.1)
Total operating expenses	92.6	93.3	18.5
Operating income	7.4	6.7	31.5
Net interest expense	0.5	0.7	(21.2)
Earnings before income taxes	6.9	6.0	37.9
Income taxes	1.7	1.6	30.2
Net earnings	5.2%	4.4%	40.8%

Total operating expenses increased 18.5%, while operating revenues increased 19.4% during the second quarter 2026 from the comparable period 2025. Operating income increased to $259.5 million during the second quarter 2026 from $197.3 million in 2025.

Rents and purchased transportation costs increased 32.4% in the second quarter 2026. This increase was primarily the result of an increase in rail and truck carrier purchased transportation rates and an increase in load volumes within JBI, ICS, and JBT segments, which increased services provided by third-party carriers during the second quarter 2026 compared to 2025.

Salaries, wages, and employee benefits costs increased 0.4% during the second quarter 2026, compared with 2025. This increase was primarily due to higher driver wages and an increase in incentive-based pay, partially offset by a decrease in group medical benefit expenses and lower office employee headcounts.

Fuel costs increased 53.0% in the second quarter 2026, compared with 2025, due primarily to an increase in the price of fuel. Depreciation and amortization expense increased 2.1% in second quarter 2026 compared with 2025, primarily due to an increase in equipment and technology costs.

Operating supplies and expenses increased 8.3%, driven primarily by higher equipment maintenance costs, increased toll costs, and increased tire expense. Insurance and claims expenses increased 4.7% in 2026 compared with 2025, primarily due to higher claim severity and increased insurance policy premiums expense, partially offset by lower claim volume. General and administrative expenses decreased 12.2% for the current quarter from the comparable period in 2025, primarily due to decreased building and yard rental expense and lower bad debt expense, partially offset by increased driver advertising costs and an increase in net loss from sale or disposal of assets. Net loss from sale or disposal of assets was $3.4 million in 2026, compared to a net loss from sale or disposal of assets of $2.9 million in 2025.

Net interest expense decreased 21.2% in 2026 due to a decrease in our average debt balance, partially offset by an increase in effective interest rates compared to second quarter 2025. Income tax expense increased 30.2% in 2026, compared with 2025, primarily due to higher taxable earnings, partially offset by a lower effective income tax rate. Our effective income tax rate was 25.4% for the second quarter of 2026, compared to 26.9% in 2025. Our annual tax rate for 2026 is expected to be between 24.0% and 24.5%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025

	Summary of Operating Segment Results For the Six Months Ended June 30, (in millions)
	Operating Revenues		Operating Income/(loss)
	2026	2025	2026	2025
JBI	$3,259	$2,907	$265.4	$190.1
DCS	1,761	1,669	189.9	174.0
ICS	711	528	(3.0)	(6.2)
FMS	386	411	12.7	12.7
JBT	445	344	1.4	5.4
Other (includes corporate)	-	-	0.1	-
Subtotal	6,562	5,859	466.5	376.0
Inter-segment eliminations	(10)	(9)	-	-
Total	$6,552	$5,850	$466.5	$376.0

Total consolidated operating revenues were $6.55 billion for the first six months of 2026, versus $5.85 billion for the comparable period 2025. Fuel surcharge revenue increased to $1.05 billion during the first six months of 2026, compared with $713.5 million in 2025. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 7% for the first six months of 2026 compared to the prior-year period.

JBI segment revenue increased 12% to $3.26 billion during the first six months of 2026, compared with $2.91 billion in 2025. Load volume during the first six months of 2026 increased 6% and revenue per load increased 5%, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, was relatively flat compared to the first six months of 2025. JBI segment operating income increased 40% to $265.4 million in the first six months of 2026, from $190.1 million in 2025. The increase is primarily due to volume growth, increased network efficiency, higher productivity in our drayage operations, and improvements associated with our overall cost management initiatives, partially offset by higher insurance premium and claims expense and higher professional driver personnel expense when compared to the first six months of 2025.

DCS segment revenue increased 6% to $1.76 billion during the first six months of 2026, from $1.67 billion in 2025. Productivity, defined as revenue per truck per week, increased 6% from a year ago. Productivity, excluding fuel surcharge revenue, for the first six months of 2026 increased 2% from a year ago. The increase in productivity was primarily due to contractual index-based rate increases during the current period. Operating income of our DCS segment increased to $189.9 million in the first six months of 2026, from $174.0 million in 2025. The increase is primarily due to increased revenue, lower group medical benefit expenses, and continued execution on the initiative to lower our cost to serve, partially offset by increased driver and nondriver personnel-related costs and higher insurance premium expense when compared to the first six months of 2025.

ICS revenue increased 35% to $711.2 million during the first six months of 2026, from $528.3 million in 2025. Overall volumes increased 14%, while revenue per load increased 18% compared to 2025. The ICS segment had an operating loss of $3.0 million in the first six months of 2026 compared to an operating loss of $6.2 million in 2025. The decrease in operating loss is primarily due to a 7% increase in gross profit, driven by higher revenue per load and volume during the first six months of 2026. Gross profit margin decreased to 12.3% in the current period compared to 15.4% in 2025 due to the increase in purchased transportation expense as third party capacity has tightened across the industry.

FMS revenue decreased 6% to $386 million during the first six months of 2026, from $411 million in 2025, primarily due to the impact of lost business, partially offset by the addition of new customer contracts implemented over the past year. FMS segment had operating income of $12.7 million in the first six months of 2026 and 2025. This was a result of lower revenue and higher purchased transportation expense, partially offset by lower personnel-related costs, decreased insurance claims expense, and decreased facility and equipment rental expense.

JBT segment revenue increased 30% to $445 million for the first six months of 2026, from $344 million in 2025. Revenue, excluding fuel surcharge revenue, increased 26%, primarily due to a 16% increase in load volume and an 8% increase in revenue per load, excluding fuel surcharge revenue, compared to the first six months of 2025. Operating income of our JBT segment decreased to $1.4 million in the first six months of 2026, from $5.4 million in 2025. The decrease in operating income was primarily due to increased purchased transportation costs as third party capacity has tightened across the industry, partially offset by continued cost management and improved productivity.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Six Months Ended June 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2026	2025	2026 vs. 2025
Total operating revenues	100.0%	100.0%	12.0%
Operating expenses:
Rents and purchased transportation	47.0	43.8	20.4
Salaries, wages and employee benefits	24.5	27.6	(0.7)
Fuel and fuel taxes	6.3	5.4	30.8
Depreciation and amortization	5.5	6.1	1.0
Operating supplies and expenses	4.0	4.3	4.9
Insurance and claims	2.7	2.9	3.9
General and administrative expenses, including asset dispositions	2.0	2.5	(13.7)
Operating taxes and licenses	0.6	0.6	6.3
Communication and utilities	0.3	0.4	(4.0)
Total operating expenses	92.9	93.6	11.2
Operating income	7.1	6.4	24.1
Net interest expense	0.5	0.7	(13.1)
Earnings before income taxes	6.6	5.7	28.5
Income taxes	1.7	1.5	21.8
Net earnings	4.9%	4.2%	30.9%

Total operating expenses increased 11.2%, while operating revenues increased 12.0%, during the first six months of 2026, from the comparable period of 2025. Operating income increased to $466.5 million during the first six months of 2026, from $376.0 million in 2025.

Rents and purchased transportation costs increased 20.4% in 2026. This increase was primarily the result of an increase in rail and truck carrier purchased transportation rates and an increase in load volumes within JBI, ICS, and JBT segments, which increased services provided by third-party carriers during the current period.

Salaries, wages, and employee benefits costs decreased 0.7% in 2026 from 2025. This decrease was primarily due to a decrease in employee headcounts and a decrease in group medical benefit expenses, partially offset by higher driver wages and additional incentive compensation.

Fuel costs increased 30.8% in 2026, compared with 2025, due primarily to an increase in the price of fuel, partially offset by decreased road miles. Depreciation and amortization expense increased 1.0% in 2026 primarily due to increased equipment and technology costs, partially offset by a prior year increase in the expected useful lives of our trailer fleets.

Operating supplies and expenses increased 4.9%, driven primarily by higher equipment maintenance costs, increased toll costs, and increased tire expense, partially offset by lower travel and entertainment expenses. Insurance and claims expense increased 3.9% in 2026 compared with 2025, primarily due to higher claim severity and increased insurance policy premiums expense, partially offset by lower claim volume. General and administrative expenses decreased 13.7% from the comparable period in 2025, primarily due to lower building and yard rental expense, lower bad debt expense, and a decrease in net loss from sale or disposal of assets, partially offset by higher driver advertising costs. Net loss from sale or disposal of assets was $3.7 million in 2026, compared to a net loss from sale or disposal of assets of $9.4 million in 2025.

Net interest expense decreased 13.1% in 2026, due primarily to a lower average debt balance in the current year. Income tax expense increased 21.8% during the first six months of 2026 compared with 2025, primarily due to increased taxable earnings, partially offset by a lower effective income tax rate in the first six months of 2026. Our effective income tax rate was 25.3% for the first six months of 2026, compared to 26.7% in 2025. Our annual tax rate for 2026 is expected to be between 24.0% and 24.5%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $723.3 million during the first six months of 2026, compared with $806.2 million for the same period 2025. Operating cash flows decreased primarily due to the timing of general working capital activities, partially offset by increased earnings. Net cash used in investing activities totaled $144.9 million in 2026, compared with $399.1 million in 2025. The decrease resulted primarily from a decrease in equipment purchases, net of proceeds from the sale of equipment, compared to the second quarter 2025. Net cash used in financing activities was $591.4 million in 2026, compared with $403.2 million in 2025. This increase resulted primarily from the retirement in March 2026 of our $700 million in senior notes partially offset by a decrease in treasury stock purchases.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At June 30, 2026, we were authorized to borrow through a revolving line of credit, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring November 2030, and allows us to request an increase in the revolving line of credit total commitment by up to $400 million and to request two one-year extensions of the maturity date. In addition, the credit agreement authorized us to borrow up to an additional $700 million through committed term loans during the six-month period beginning November 25, 2025, due November 2028, which we partially exercised in February 2026. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At June 30, 2026, we had $54 million outstanding on the revolving line of credit and a $350 million balance of term loans, at an average interest rate of 4.61% and a cash balance of $4.2 million.

We continue to evaluate the possible effects of current economic conditions and reasonable and supportable economic forecasts on operational cash flows, including the risks of declines in the overall freight market and our customers' liquidity and ability to pay, as well as regulatory and other developments that may impact our capital allocation. We regularly monitor working capital and maintain frequent communication with our customers, suppliers and service providers. A large portion of our cost structure is variable. Purchased transportation expense represents more than half of our total costs and is heavily tied to load volumes. Our second largest cost item is salaries and wages, the largest portion of which is driver pay, which includes a large variable component.

Our financing arrangements require us to maintain certain covenants and financial ratios. At June 30, 2026, we were compliant with all covenants and financial ratios.

Our net capital expenditures were approximately $144.9 million during the first six months of 2026, compared with $399.1 million for the same period 2025. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in the first half of 2026 were primarily for tractors, trailing equipment and related enhancements, and real estate. We expect to spend in the range of $600 million to $800 million for net capital expenditures during the full calendar year 2026. We are currently committed to spend approximately $611.5 million, net of proceeds from sales or trade-ins, during the years 2026 and 2027. At June 30, 2026, our aggregate future minimum lease payments under operating lease obligations related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment totaled $258.0 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $611.5 million, as of June 30, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have a fixed interest rate of 4.90%. This fixed-rate facility reduces the impact of changes to market interest rates on future interest expense. Our senior credit facility has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At June 30, 2026, the average interest rate under our senior credit facility was 4.61%. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $4.0 million.

Although we conduct business in foreign countries, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2026. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of June 30, 2026, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2026, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

There were no changes in our internal control over financial reporting during the second quarter 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

On April 24, 2026, we issued an aggregate of 7,415 shares of our common stock to non-employee members of our Board of Directors who elected to receive all or a portion of their annual director retainer in Company stock. These shares were valued based on the closing market price per share of our common stock of $253.71 on April 24, 2026, for an aggregate value of $1,881,260. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended June 30, 2026:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
April 1 through April 30, 2026	-	$-	-	$888
May 1 through May 31, 2026	298,833	242.67	298,833	816
June 1 through June 30, 2026	92,925	271.72	92,925	791
Total	391,758	$249.56	391,758	$791

(1)         On October 22, 2025, our Board of Directors authorized the purchase of up to $1 billion of our common stock. This stock repurchase program has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 24th day of July 2026.

J.B. HUNT TRANSPORT SERVICES, INC.
(Registrant)

BY:	/s/ Shelley Simpson
Shelley Simpson
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ A. Brad Delco
A. Brad Delco
Chief Financial Officer,
Executive Vice President
(Principal Financial Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Accounting Officer,
Senior Vice President
(Principal Accounting Officer)