Form 10-Q
period 2026-09-30
HUNT J B TRANSPORT SERVICES INC
filed 2026-10-23
CIK 728535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes  ☐          No  ☒

The number of shares of the registrant’s $0.01 par value common stock outstanding on September 30, 2026 was 93,218,722.

J.B. HUNT TRANSPORT SERVICES, INC.

Form 10-Q

For The Quarterly Period Ended September 30, 2026

Part I.    Financial Information

ITEM 1.   FINANCIAL STATEMENTS

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Operating revenues, excluding fuel surcharge revenues	$3,006,018	$2,667,276	$8,508,347	$7,803,324
Fuel surcharge revenues	670,789	385,621	1,720,247	1,099,146
Total operating revenues	3,676,807	3,052,897	10,228,594	8,902,470

Operating expenses:
Rents and purchased transportation	1,757,791	1,332,386	4,839,971	3,892,622
Salaries, wages and employee benefits	876,653	822,193	2,482,601	2,438,781
Fuel and fuel taxes	260,449	164,008	670,716	477,652
Depreciation and amortization	183,547	179,125	543,567	535,581
Operating supplies and expenses	147,909	132,701	412,039	384,399
Insurance and claims	100,905	82,015	277,447	251,870
General and administrative expenses, including asset dispositions	72,260	69,004	199,833	216,850
Operating taxes and licenses	19,750	18,020	57,202	53,270
Communication and utilities	10,450	10,788	31,625	32,833
Total operating expenses	3,429,714	2,810,240	9,515,001	8,283,858
Operating income	247,093	242,657	713,593	618,612
Net interest expense	15,685	17,871	50,354	57,754
Earnings before income taxes	231,408	224,786	663,239	560,858
Income taxes	58,990	53,937	168,234	143,645
Net earnings	$172,418	$170,849	$495,005	$417,213

Weighted average basic shares outstanding	93,736	96,184	94,131	97,832

Basic earnings per share	$1.84	$1.78	$5.26	$4.26

Weighted average diluted shares outstanding	94,647	96,847	94,929	98,424

Diluted earnings per share	$1.82	$1.76	$5.21	$4.24

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$3,750	$17,284
Trade accounts receivable, net	1,611,490	1,160,371
Prepaid expenses and other	322,145	426,535
Total current assets	1,937,385	1,604,190
Property and equipment, at cost	9,481,199	9,348,370
Less accumulated depreciation	4,117,561	3,810,269
Net property and equipment	5,363,638	5,538,101
Goodwill and intangible assets, net	195,466	210,357
Other assets	590,624	574,507
Total assets	$8,087,113	$7,927,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$699,859
Trade accounts payable	889,520	655,604
Claims accruals	334,394	310,339
Accrued payroll	167,987	110,388
Other accrued expenses	186,180	159,153
Total current liabilities	1,578,081	1,935,343

Long-term debt	1,123,837	766,938
Long-term claims accruals	501,893	444,479
Other long-term liabilities	342,254	307,005
Deferred income taxes	907,345	908,305
Shareholders' equity	3,633,703	3,565,085
Total liabilities and shareholders' equity	$8,087,113	$7,927,155

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2026 and 2025
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at June 30, 2025	$1,671	$617,689	$7,533,189	$(4,497,219)	$3,655,330
Comprehensive income:
Net earnings	-	-	170,849	-	170,849
Cash dividend declared and paid ($0.44 per share)	-	-	(42,520)	-	(42,520)
Purchase of treasury shares	-	-	-	(230,450)	(230,450)
Share-based compensation	-	20,587	-	-	20,587
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(2,229)	-	299	(1,930)
Balances at September 30, 2025	$1,671	$636,047	$7,661,518	$(4,727,370)	$3,571,866

Balances at June 30, 2026	$1,671	$658,352	$8,038,269	$(5,041,177)	$3,657,115
Comprehensive income:
Net earnings	-	-	172,418	-	172,418
Cash dividend declared and paid ($0.45 per share)	-	-	(42,181)	-	(42,181)
Purchase of treasury shares	-	-	-	(173,828)	(173,828)
Share-based compensation	-	21,458	-	-	21,458
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(882)	-	(397)	(1,279)
Balances at September 30, 2026	$1,671	$678,928	$8,168,506	$(5,215,402)	$3,633,703

	Nine Months Ended September 30, 2026 and 2025
		Additional
	Common	Paid-in	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

Balances at December 31, 2024	$1,671	$583,945	$7,373,462	$(3,944,573)	$4,014,505
Comprehensive income:
Net earnings	-	-	417,213	-	417,213
Cash dividend declared and paid ($1.32 per share)	-	-	(129,157)	-	(129,157)
Purchase of treasury shares	-	-	-	(783,360)	(783,360)
Share-based compensation	-	58,695	-	-	58,695
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(6,593)	-	563	(6,030)
Balances at September 30, 2025	$1,671	$636,047	$7,661,518	$(4,727,370)	$3,571,866

Balances at December 31, 2025	$1,671	$627,280	$7,800,696	$(4,864,562)	$3,565,085
Comprehensive income:
Net earnings	-	-	495,005	-	495,005
Cash dividend declared and paid ($1.35 per share)	-	-	(127,195)	-	(127,195)
Purchase of treasury shares	-	-	-	(351,659)	(351,659)
Share-based compensation	-	59,542	-	-	59,542
Restricted share issuances, net of stock repurchased for payroll taxes and other	-	(7,894)	-	819	(7,075)
Balances at September 30, 2026	$1,671	$678,928	$8,168,506	$(5,215,402)	$3,633,703

See Notes to Condensed Consolidated Financial Statements.

J.B. HUNT TRANSPORT SERVICES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net earnings	$495,005	$417,213
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	543,567	535,581
Noncash lease expense	65,829	72,305
Share-based compensation	59,542	58,695
Net loss on sale of revenue equipment and other assets	7,371	11,938
Deferred income taxes	(961)	42,111
Changes in operating assets and liabilities:
Trade accounts receivable	(451,119)	(7,190)
Other assets	79,292	158,652
Trade accounts payable	193,572	63,212
Income taxes payable or receivable	72,151	(33,852)
Claims accruals	43,974	30,972
Accrued payroll and other accrued expenses	205	(56,963)
Net cash provided by operating activities	1,108,428	1,292,674

Cash flows from investing activities:
Additions to property and equipment	(393,206)	(596,363)
Proceeds from sale of equipment	102,073	105,444
Net cash used in investing activities	(291,133)	(490,919)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	475,000	750,000
Payments on long-term debt	(875,000)	(500,000)
Proceeds from revolving lines of credit and other	1,617,100	2,320,100
Payments on revolving lines of credit and other	(1,562,000)	(2,448,001)
Purchase of treasury stock	(351,659)	(783,360)
Stock repurchased for payroll taxes and other	(7,075)	(6,030)
Dividends paid	(127,195)	(129,157)
Net cash used in financing activities	(830,829)	(796,448)
Net change in cash and cash equivalents	(13,534)	5,307
Cash and cash equivalents at beginning of period	17,284	46,983
Cash and cash equivalents at end of period	$3,750	$52,290

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$69,736	$68,677
Income taxes	$84,698	$126,487

Noncash investing activities
Accruals for equipment received	$64,514	$29,286

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernized the accounting for costs related to internal-use software. The amendments in the standard remove all previous references to project stages and clarify the threshold entities apply to begin capitalizing costs. The standard becomes effective for us on January 1, 2028, for annual and interim periods and may be adopted on a prospective basis, a modified basis for in-process projects, or a retrospective basis. We are currently evaluating the impact of the adoption of this accounting pronouncement on our consolidated financial statements.

2.	Earnings Per Share

We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units converted their holdings into common stock. The dilutive effect of restricted and performance share units was 0.9 million and 0.8 million shares during the three and nine months ended September 30, 2026, respectively, compared to 0.7 million and 0.6 million shares during the three and nine months ended September 30, 2025.

3.	Share-based Compensation

The following table summarizes the components of our share-based compensation program expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted share units:
Pretax compensation expense	$15,007	$15,423	$41,067	$41,968
Tax benefit	3,846	4,047	10,525	11,012
Restricted share unit expense, net of tax	$11,161	$11,376	$30,542	$30,956

Performance share units:
Pretax compensation expense	$6,451	$5,164	$18,475	$16,727
Tax benefit	1,653	1,355	4,735	4,389
Performance share unit expense, net of tax	$4,798	$3,809	$13,740	$12,338

As of September 30, 2026, we had $70.9 million and $38.5 million of total unrecognized compensation expense related to restricted share units and performance share units, respectively, that is to be recognized over the remaining weighted average period of approximately 3.5 years for restricted share units and 2.0 years for performance share units. During the nine months ended September 30, 2026, we issued 56,354 shares for vested restricted share units and 81,508 shares for vested performance share units. Of this total, 12,804 shares for vested restricted share units and zero shares for vested performance share units were issued during the third quarter 2026.

4.	Financing Arrangements

Outstanding borrowings, net of unamortized discount and unamortized debt issuance cost, under our current financing arrangements consist of the following (in millions):

	September 30, 2026	December 31, 2025
Senior credit facility	$379.3	$23.6
Senior notes	744.5	1,443.2
Less current portion of long-term debt	-	(699.9)
Total long-term debt	$1,123.8	$766.9

Senior Credit Facility

At September 30, 2026, we were authorized to borrow through a revolving line of credit, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring November 2030 and allows us to request an increase in the revolving line of credit total commitment by up to $400 million and to request two one-year extensions of the maturity date. In addition, the credit agreement authorizes us to borrow up to an additional $700 million through committed term loans during the six-month period beginning November 25, 2025, due November 2028, of which we partially exercised in February 2026. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2026, we had $81.9 million outstanding on the revolving line of credit and a $300 million balance of term loans, at an average interest rate of 4.85%, under this agreement.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. We were in compliance with all covenants and financial ratios at September 30, 2026.

5.	Capital Stock

During the nine months ended September 30, 2026, we purchased approximately 1,479,000 shares, or $351.7 million of our common stock in accordance with plans authorized by our Board, of which approximately 704,000 shares, or $173.8 million, were purchased in the third quarter of 2026. At September 30, 2026, we had $619.3 million available under an authorized plan to purchase our common stock. On January 22, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.45 per common share, which was paid February 20, 2026, to shareholders of record on February 6, 2026. On April 23, 2026, our Board of Directors declared a regular quarterly dividend of $0.45 per common share, which was paid May 22, 2026, to shareholders of record on May 8, 2026. On July 22, 2026, our Board of Directors declared a regular quarterly dividend of $0.45 per common share, which was paid on August 21, 2026, to shareholders of record on August 7, 2026. On October 21, 2026, our Board of Directors declared a regular quarterly dividend of $0.45 per common share, which will be paid on November 20, 2026, to shareholders of record on November 6, 2026.

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

Assets Measured at Fair Value on a Recurring Basis

The following assets are measured at fair value on a recurring basis (in millions):

	Asset Balance
	September 30, 2026	December 31, 2025	Input Level
Trading investments	$38.4	$36.3	1

The fair value of trading investments has been measured using the market approach (Level 1) and reflects quoted market prices. Trading investments are classified in other assets in our Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying amount of our senior credit facility and senior notes was $1.12 billion and $1.47 billion at September 30, 2026 and December 31, 2025, respectively. The estimated fair value of these liabilities using the income approach (Level 2), based on their net present value, discounted at our current borrowing rate, was $1.12 billion and $1.51 billion at September 30, 2026 and December 31, 2025, respectively.

The carrying amounts of all other instruments at September 30, 2026, approximate their fair value due to the short maturity of these instruments.

7.	Income Taxes

Our effective income tax rate was 25.5% for the three months ended September 30, 2026, compared to 24.0% for the three months ended September 30, 2025. Our effective income tax rate was 25.4% for the first nine months of 2026, compared to 25.6% in 2025. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

At September 30, 2026, we had a total of $73.9 million in gross unrecognized tax benefits, which are a component of other long-term liabilities on our Condensed Consolidated Balance Sheets. Of this amount, $59.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $18.4 million at September 30, 2026.

8.	Commitments and Contingencies

As a result of state use tax audits, we have been assessed amounts owed that we are vigorously appealing. We have recorded a liability for the estimated probable exposure under these audits and await resolution of the matter.

We purchase insurance coverage for a portion of expenses related to vehicular collisions and accidents. These policies include a level of self-insurance (deductible) coverage applicable to each claim as well as certain coverage-layer-specific, aggregate reimbursement limits of covered excess claims. Our claims from time to time exceed some of these existing aggregate reimbursement limits and can trigger additional premium provisions. Accordingly, we have recorded a liability for the estimated probable exposure from these occurrences.

We are involved in certain other claims and pending litigation arising from the normal conduct of business. Based on present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

9.	Business Segments

We reported five distinct business segments during the nine months ended September 30, 2026 and 2025. These segments included Intermodal (JBI), Dedicated Contract Services® (DCS®), Integrated Capacity Solutions (ICS), Final Mile Services® (FMS), and Truckload (JBT). The operation of each of these businesses is described in Note 13, Segment Information, of our Annual Report (Form 10-K) for the year ended December 31, 2025. A summary of certain segment information is presented below (in millions):

	Assets (Excludes intercompany accounts) As of
	September 30, 2026	December 31, 2025
JBI	$3,431	$3,324
DCS	2,101	2,070
ICS	401	286
FMS	485	485
JBT	392	364
Total segment assets	6,810	6,529
Other (includes corporate)	1,277	1,398
Total	$8,087	$7,927

	Net Capital Expenditures (1) For The Nine Months Ended September 30,
	2026	2025
JBI	$44.8	$168.9
DCS	197.5	172.4
ICS	1.0	0.9
FMS	(0.4)	11.0
JBT	0.8	0.3
Total segment net capital expenditures	243.7	353.5
Other (includes corporate)	47.4	137.4
Total	$291.1	$490.9

	Revenues and Operating Income/(Loss)
	For The Three Months ended September 30, 2026
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$1,827.6	$960.2	$433.8	$200.1	$260.8	$(5.7)	$3,676.8
Operating expenses:
Rents, purchased transportation, and fuel	1,175.9	174.5	375.7	88.2	209.2
Salaries, wages and employee benefits	245.9	416.6	22.0	63.7	11.5
Depreciation and amortization	62.0	82.9	1.9	11.0	5.6
Operating supplies and expenses	76.3	81.5	3.7	8.9	9.1
Insurance and claims	36.8	51.5	4.9	4.9	6.8
General and administrative expenses, net of asset dispositions	74.5	56.1	15.8	20.2	11.1
Other segment items (2)	8.7	15.4	0.2	1.6	0.5
Total operating expenses	1,680.1	878.5	424.2	198.5	253.8	(5.4)	3,429.7
Operating Income (3)	$147.5	$81.7	$9.6	$1.6	$7.0	$(0.3)	$247.1

	Revenues and Operating Income/(Loss)
	For The Three Months ended September 30, 2025
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$1,520.4	$864.1	$276.3	$206.4	$189.7	$(4.0)	$3,052.9
Operating expenses:
Rents, purchased transportation, and fuel	934.4	110.0	236.9	78.5	140.5
Salaries, wages and employee benefits	221.3	390.6	17.1	71.0	10.4
Depreciation and amortization	62.3	79.5	2.0	11.2	5.7
Operating supplies and expenses	66.2	70.4	2.2	9.1	8.1
Insurance and claims	28.3	43.1	3.4	5.2	6.4
General and administrative expenses, net of asset dispositions	75.0	51.5	15.4	22.7	10.7
Other segment items (2)	7.9	14.7	0.1	1.8	0.5
Total operating expenses	1,395.4	759.8	277.1	199.5	182.3	(3.9)	2,810.2
Operating Income (3)	$125.0	$104.3	$(0.8)	$6.9	$7.4	$(0.1)	$242.7

	Revenues and Operating Income/(Loss)
	For The Nine Months ended September 30, 2026
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$5,086.1	$2,721.4	$1,145.1	$586.2	$705.8	$(16.0)	$10,228.6
Operating expenses:
Rents, purchased transportation, and fuel	3,251.5	451.0	1,006.8	243.8	572.1
Salaries, wages and employee benefits	692.8	1,181.6	59.0	188.0	32.7
Depreciation and amortization	184.8	244.2	5.7	33.1	16.9
Operating supplies and expenses	209.9	226.3	9.4	28.0	25.1
Insurance and claims	98.6	146.9	12.8	13.3	19.4
General and administrative expenses, including asset dispositions	210.0	154.8	44.4	60.3	29.7
Other segment items (2)	25.7	45.0	0.4	5.3	1.5
Total operating expenses	4,673.3	2,449.8	1,138.5	571.8	697.4	(15.8)	9,515.0
Operating Income (3)	$412.8	$271.6	$6.6	$14.4	$8.4	$(0.2)	$713.6

	Revenues and Operating Income/(Loss)
	For The Nine Months ended September 30, 2025
	JBI	DCS	ICS	FMS	JBT	Intersegment Eliminations	Consolidated
Total operating revenues	$4,427.5	$2,533.2	$804.6	$617.8	$533.3	$(13.9)	$8,902.5
Operating expenses:
Rents, purchased transportation, and fuel	2,748.9	323.1	688.4	230.0	393.1
Salaries, wages and employee benefits	660.9	1,148.9	50.7	212.1	31.4
Depreciation and amortization	184.4	238.4	6.0	33.5	20.1
Operating supplies and expenses	194.4	211.0	5.4	28.6	22.6
Insurance and claims	84.7	131.8	11.9	17.6	19.1
General and administrative expenses, including asset dispositions	215.1	158.0	48.5	70.6	32.8
Other segment items (2)	24.0	43.8	0.7	5.8	1.4
Total operating expenses	4,112.4	2,255.0	811.6	598.2	520.5	(13.8)	8,283.9
Operating Income (3)	$315.1	$278.2	$(7.0)	$19.6	$12.8	$(0.1)	$618.6

(1)	Net capital expenditures report the additions to property and equipment, net of proceeds from the sale of property and equipment.
(2)	Other segment items include communication, utilities, and operating taxes and licenses expense items.
(3)	Refer to the Condensed Consolidated Statements of Earnings for the reconciliation of consolidated operating income to earnings before income taxes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should refer to the attached interim Condensed Consolidated Financial Statements and related notes and also to our Annual Report (Form 10-K) for the year ended December 31, 2025, as you read the following discussion. We may make statements in this report that reflect our current expectation regarding future results of operations, performance, and achievements. These are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995 and are based on our belief or interpretation of information currently available. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “goals,” “strategy,” “future,” “predict,” “seek,” “estimate,” “likely,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. Forward-looking statements are inherently uncertain, subject to risks, and should be viewed with caution. These statements are based on our belief or interpretation of information currently available. Shareholders and prospective investors are cautioned that actual results and future events may differ materially from these forward-looking statements as a result of many factors. Some of the factors and events that are not within our control and that could have a material impact on future operating results include the following: general economic and business conditions; competition and competitive rate fluctuations; excess capacity in the intermodal or trucking industries; a loss of one or more major customers; cost and availability of diesel fuel; interference with or termination of our relationships with certain railroads; rail service delays; disruptions to U.S. port-of-call activity; ability and costs to attract and retain qualified drivers, delivery personnel, independent contractors, and third-party carriers; retention of key employees; insurance costs and availability; litigation and claims expense; determination that independent contractors are employees; new or different environmental or other laws and regulations; volatile financial credit markets or interest rates; the impacts of recent or future changes in border or trade policies, including tariffs; terrorist attacks or actions; acts of war; political instability; adverse weather conditions; disruption or failure of information systems due to cybersecurity threats or other incidents; inability to keep pace with technological advances affecting our business and our information technology platforms; potential business or operational disruptions resulting from the effects of a national or international health pandemic; operational disruption or adverse effects of business acquisitions; increased costs for and availability of new revenue equipment; disruptions in the procurement of domestic or imported revenue equipment; decreases in the value of used equipment; and the ability of revenue equipment manufacturers to perform in accordance with agreements for guaranteed equipment trade-in values. Additionally, our business is somewhat seasonal with slightly higher freight volumes typically experienced during August through early November in our full-load transportation business. You should also refer to Part I, Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2025, for additional information on risk factors and other events that are not within our control. Our future financial and operating results may fluctuate as a result of these and other risk factors or events as described from time to time in our filings with the SEC. We assume no obligation to update any forward-looking statement to the extent we become aware that it will not be achieved for any reason.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025

	Summary of Operating Segment Results For The Three Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(Loss)
	2026	2025	2026	2025
JBI	$1,828	$1,520	$147.5	$125.0
DCS	960	864	81.7	104.3
ICS	434	276	9.6	(0.8)
FMS	200	206	1.6	6.9
JBT	261	190	7.0	7.4
Other (includes corporate)	-	-	(0.3)	(0.1)
Subtotal	3,683	3,056	247.1	242.7
Inter-Segment eliminations	(6)	(3)	-	-
Total	$3,677	$3,053	$247.1	$242.7

Total consolidated operating revenues were $3.68 billion for the third quarter 2026, a 20% increase from $3.05 billion in the third quarter 2025. Third quarter 2026 operating revenues increased primarily due to an increase in volumes and revenue per load in JBI, ICS and JBT, and higher productivity in DCS when compared to the third quarter 2025. These increases were partially offset by fewer stops in FMS. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 13%, when compared to the third quarter 2025.

JBI segment revenue increased 20% to $1.83 billion during the third quarter 2026, compared with $1.52 billion in 2025. During the third quarter of 2026, JBI had an 8% increase in load volumes and an 11% increase in revenue per load, which is determined by the combination of fuel surcharge revenue, freight mix, and customer rates. Transcontinental loads increased 1% during the third quarter 2026, while eastern network load volume, where demand for road-to-rail conversion remained strong, increased 18% as compared to the third quarter 2025. Revenue per load, excluding fuel surcharge revenue, increased 2% compared to the third quarter 2025. JBI segment operating income increased 18% to $147.5 million in the third quarter 2026 from $125.0 million in 2025. The increase is primarily due to improved network balance and increased efficiency throughout our drayage fleet, as well as improvements associated with the initiative to lower our cost to serve and lower container storage expense. These items were partially offset by higher professional driver personnel expense, higher equipment-related cost and increased insurance and group medical claims expense. The current quarter ended with approximately 124,200 units of trailing capacity and 6,400 power units assigned to the dray fleet.

DCS segment revenue increased 11% to $960 million in the third quarter 2026, compared to $864 million in 2025. Productivity, defined as revenue per truck per week, increased 10%, while average truck count increased 1%, when compared to the third quarter 2025. Productivity, excluding fuel surcharge revenue, increased 3%, primarily due to contractual index-based rate increases and a decline in idle equipment. On a net basis, revenue-producing trucks in the fleet at the end of the third quarter 2026 increased by 162 trucks, or 1%, compared to the prior-year period. Customer retention rates are approximately 96%. DCS segment operating income decreased 22% to $81.7 million in the third quarter 2026, from $104.3 million in 2025. The decrease is primarily due to increased professional driver personnel expense, increased group medical claims, higher expenses related to insurance premiums and equipment, and increased new business onboarding expense.

ICS segment revenue increased 57% to $434 million in the third quarter 2026, from $276 million in 2025. Overall volumes increased 22% compared to the third quarter 2025, while revenue per load increased 29%, primarily due to higher contractual and spot rates. Contractual business represented approximately 63% of total load volume and 58% of total revenue in the third quarter 2026, compared to 63% and 64%, respectively, in 2025. The ICS segment had operating income of $9.6 million in the third quarter 2026, compared to an operating loss of $0.8 million in 2025. The increase in operating income is primarily due to increased revenue per load and volumes, partially offset by increases in personnel-related and insurance claims expenses. Gross profit margin decreased to 14.3% in the third quarter 2026, compared to 15.0% in 2025 due to increased purchased transportation expense in the current quarter compared to the prior year.

FMS segment revenue decreased 3% to $200 million in the third quarter 2026 from $206 million in 2025, primarily due to the impact of lost business due to the ongoing internal efforts to improve revenue quality and profitability across certain accounts, partially offset by demand stabilization across many of the end markets served and improved revenue quality across various accounts. FMS segment operating income decreased 76% to $1.6 million in the third quarter of 2026 compared to $6.9 million in 2025. This decrease was primarily due to lower revenue and higher purchased transportation expense, partially offset by lower personnel-related and facility rental expenses and improvements associated with the initiative to lower our cost to serve.

JBT segment revenue increased 37% to $261 million in the third quarter 2026, from $190 million in 2025. Revenue, excluding fuel surcharge revenue, increased 34% primarily due to a 29% increase in revenue per load, excluding fuel surcharge revenue and a 4% increase in load volume compared to third quarter 2025. JBT average effective trailer count decreased to 12,046 in the third quarter 2026, compared to 12,107 in 2025. At the end of the third quarter 2026, the JBT power fleet consisted of 2,221 tractors, compared to 2,091 tractors at September 30, 2025. Trailer turns in the third quarter of 2026 increased 3% compared to third quarter 2025, due to higher load volumes and improvements in network balance. JBT segment operating income decreased 6% to $7.0 million in 2026, compared with $7.4 million during third quarter 2025. The decrease is primarily due to higher third-party capacity costs and increased equipment maintenance costs, partially offset by continued progress on cost management and the benefits of a more balanced network.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Three Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Quarters
	2026	2025	2026 vs. 2025
Total operating revenues	100.0%	100.0%	20.4%
Operating expenses:
Rents and purchased transportation	47.8	43.6	31.9
Salaries, wages and employee benefits	23.8	26.9	6.6
Fuel and fuel taxes	7.1	5.4	58.8
Depreciation and amortization	5.0	5.9	2.5
Operating supplies and expenses	4.0	4.3	11.5
Insurance and claims	2.7	2.7	23.0
General and administrative expenses, including asset dispositions	2.1	2.3	4.7
Operating taxes and licenses	0.5	0.6	9.6
Communication and utilities	0.3	0.4	(3.1)
Total operating expenses	93.3	92.1	22.0
Operating income	6.7	7.9	1.8
Net interest expense	0.4	0.5	(12.2)
Earnings before income taxes	6.3	7.4	2.9
Income taxes	1.6	1.8	9.4
Net earnings	4.7%	5.6%	0.9%

Total operating expenses increased 22%, while operating revenues increased 20.4% during the third quarter 2026 from the comparable period 2025. Operating income increased to $247.1 million during the third quarter 2026 from $242.7 million in 2025.

Rents and purchased transportation costs increased 31.9% in the third quarter 2026. This increase was primarily the result of an increase in JBI, ICS, and JBT load volumes, which increased services provided by third-party carriers and overall increased rail and truck carrier purchased transportation rates during the third quarter 2026 compared to 2025.

Salaries, wages, and employee benefits costs increased 6.6% during the third quarter 2026, compared with 2025. This increase was primarily due to higher driver wages, reduced capital-related wages, and an increase in group medical expense, partially offset by lower office employee headcounts.

Fuel costs increased 58.8% in the third quarter 2026, compared with 2025, due primarily to an increase in the price of fuel. Depreciation and amortization expense increased 2.5% in third quarter 2026 compared with 2025, primarily due to an increase in equipment and technology costs.

Operating supplies and expenses increased 11.5%, driven primarily by higher equipment maintenance costs and increased tire expense. Insurance and claims expenses increased 23% in 2026 compared with 2025, primarily due to higher claim severity, partially offset by lower claim volume. General and administrative expenses increased 4.7% for the current quarter from the comparable period in 2025, primarily due to increased advertising and professional services expenses and increased technology costs, partially offset by lower building and yard rental expense. Net loss from sale or disposal of assets was $3.7 million in 2026, compared to a net loss from sale or disposal of assets of $2.6 million in 2025.

Net interest expense decreased 12.2% in 2026 due to a lower average debt balance, partially offset by an increase in effective interest rates compared to third quarter 2025. Income tax expense increased 9.4% in 2026, compared with 2025, primarily due to higher taxable earnings and a higher effective income tax rate. Our effective income tax rate increased to 25.5% for the third quarter of 2026, compared to 24.0% in 2025, primarily due to the timing of certain discrete items. Our annual tax rate for 2026 is expected to be approximately 24.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Comparison of Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025

	Summary of Operating Segment Results For The Nine Months Ended September 30, (in millions)
	Operating Revenues		Operating Income/(loss)
	2026	2025	2026	2025
JBI	$5,086	$4,428	$412.8	$315.1
DCS	2,721	2,533	271.6	278.2
ICS	1,145	805	6.6	(7.0)
FMS	586	618	14.4	19.6
JBT	706	533	8.4	12.8
Other (includes corporate)	-	-	(0.2)	(0.1)
Subtotal	10,244	8,917	713.6	618.6
Inter-segment eliminations	(15)	(15)	-	-
Total	$10,229	$8,902	$713.6	$618.6

Total consolidated operating revenues were $10.23 billion for the first nine months of 2026, versus $8.90 billion for the comparable period 2025. Fuel surcharge revenue increased to $1.72 billion during the first nine months of 2026, compared with $1.10 billion in 2025. Total consolidated operating revenue, excluding fuel surcharge revenue, increased 9% when compared to the first nine months of 2025.

JBI segment revenue increased 15% to $5.09 billion during the first nine months of 2026, compared with $4.43 billion in 2025. Load volume during the first nine months of 2026 increased 7% and revenue per load increased 7%, compared to a year ago. Revenue per load, excluding fuel surcharge revenue, increased modestly compared to the first nine months of 2025. JBI segment operating income increased 31% to $412.8 million in the first nine months of 2026, from $315.1 million in 2025. The increase is primarily due to higher revenue, improved network balance and increased efficiency throughout our drayage fleet as well as improvements associated with our overall cost management initiatives and lower container storage expense. These benefits were partially offset by higher professional driver personnel-related expenses, increased equipment maintenance costs, higher insurance claims and premiums expense, and higher group medical expense.

DCS segment revenue increased 7% to $2.72 billion during the first nine months of 2026, from $2.53 billion in 2025. Productivity, defined as revenue per truck per week, increased 7% from a year ago. Productivity, excluding fuel surcharge revenue, for the first nine months of 2026 increased 2% from a year ago. The increase in productivity was primarily due to contractual index-based rate increases and reduced idle equipment during the current period. Operating income of our DCS segment decreased 2% to $271.6 million in the first nine months of 2026, from $278.2 million in 2025. The decrease is primarily due to increased professional driver and non-driver personnel-related expenses, higher insurance claim and premium expense, higher group medical expense, and increased equipment maintenance costs, partially offset by higher revenue and overall cost management initiatives when compared to the first nine months of 2025.

ICS revenue increased 42% to $1.15 billion during the first nine months of 2026, from $805 million in 2025. Overall volumes increased 17%, while revenue per load increased 22% compared to 2025. The ICS segment had operating income of $6.6 million in the first nine months of 2026 compared to an operating loss of $7.0 million in 2025. The increase in operating income is primarily due to a 22% increase in gross profit, driven by higher revenue per load and volumes, partially offset by higher personnel salary and wages expense during the first nine months of 2026. Gross profit margin decreased to 13.1% in the current period compared to 15.3% in 2025.

FMS revenue decreased 5% to $586 million during the first nine months of 2026, from $618 million in 2025, primarily due to the impact of lost business, partially offset by the addition of new customer contracts implemented over the past year. FMS segment had operating income of $14.4 million in the first nine months of 2026 compared to $19.6 million in 2025. This decrease was primarily due to lower revenue and increased purchased transportation expense, partially offset by lower personnel-related costs, decreased insurance claims expense, and decreased facility and equipment rental expense.

JBT segment revenue increased 32% to $706 million for the first nine months of 2026, from $533 million in 2025. Revenue, excluding fuel surcharge revenue, increased 28%, primarily due to a 12% increase in load volume and a 15% increase in revenue per load, excluding fuel surcharge revenue compared to the first nine months of 2025. Operating income of our JBT segment was $8.4 million in the first nine months of 2026, a decrease of 35%, compared to $12.8 million in 2025, primarily due to increased purchased transportation costs and increased equipment maintenance costs, partially offset by continued cost management and improved productivity.

Consolidated Operating Expenses

The following table sets forth items in our Condensed Consolidated Statements of Earnings as a percentage of operating revenues and the percentage increase or decrease of those items as compared with the prior period.

	Nine Months Ended September 30,
	Dollar Amounts as a Percentage of Total Operating Revenues		Percentage Change of Dollar Amounts Between Periods
	2026	2025	2026 vs. 2025
Total operating revenues	100.0%	100.0%	14.9%
Operating expenses:
Rents and purchased transportation	47.3	43.7	24.3
Salaries, wages and employee benefits	24.3	27.4	1.8
Fuel and fuel taxes	6.6	5.4	40.4
Depreciation and amortization	5.3	6.0	1.5
Operating supplies and expenses	4.0	4.3	7.2
Insurance and claims	2.7	2.8	10.2
General and administrative expenses, including asset dispositions	1.9	2.5	(7.8)
Operating taxes and licenses	0.6	0.6	7.4
Communication and utilities	0.3	0.4	(3.7)
Total operating expenses	93.0	93.1	14.9
Operating income	7.0	6.9	15.4
Net interest expense	0.5	0.6	(12.8)
Earnings before income taxes	6.5	6.3	18.3
Income taxes	1.7	1.6	17.1
Net earnings	4.8%	4.7%	18.6%

Total operating expenses and operating revenues increased 14.9%, during the first nine months of 2026, from the comparable period of 2025. Operating income increased to $713.6 million during the first nine months of 2026, from $618.6 million in 2025.

Rents and purchased transportation costs increased 24.3% in 2026. This increase was primarily the result of an increase in JBI, ICS, and JBT load volumes, which increased services provided by third-party carriers and overall increased rail and truck carrier purchased transportation rates, compared to 2025.

Salaries, wages, and employee benefits costs increased 1.8% in 2026 from 2025. This increase was primarily due to higher driver wages, higher incentive compensation, reduced capital-related wages, and an increase in other employee benefits, partially offset by lower office employee wage expenses.

Fuel costs increased 40.4% in 2026, compared with 2025, due primarily to an increase in the price of fuel and increased road miles. Depreciation and amortization expense increased 1.5% in 2026 primarily due to increased equipment and technology costs, partially offset by a prior year increase in the expected useful lives of our trailer fleets.

Operating supplies and expenses increased 7.2%, driven primarily by higher equipment maintenance costs, increased tire expense, and higher tolls expense, partially offset by lower travel and entertainment expenses. Insurance and claims expense increased 10.2% in 2026 compared with 2025, primarily due to higher claim severity and increased insurance policy premiums expense, partially offset by lower claim volume. General and administrative expenses decreased 7.8% from the comparable period in 2025, primarily due to lower building and yard rental expense, lower bad debt expense, and a decrease in net loss from sale or disposal of assets, partially offset by higher driver advertising costs. Net loss from sale or disposal of assets was $7.4 million in 2026, compared to a net loss from sale or disposal of assets of $11.9 million in 2025.

Net interest expense decreased 12.8% in 2026, due primarily to a decrease in our average debt balance in the current year. Income tax expense increased 17.1% during the first nine months of 2026 compared with 2025, primarily due to increased taxable earnings, partially offset by a slightly lower effective income tax rate in the first nine months of 2026. Our effective income tax rate was 25.4% for the first nine months of 2026, compared to 25.6% in 2025 due to discrete tax items. Our annual tax rate for 2026 is expected to be approximately 24.0%. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities totaled $1.11 billion during the first nine months of 2026, compared with $1.29 billion for the same period 2025. Operating cash flows decreased primarily due to the timing of general working capital activities, partially offset by increased earnings. Net cash used in investing activities totaled $291.1 million in 2026, compared with $490.9 million in 2025. The decrease is primarily due to a decrease in equipment purchases, net of proceeds from the sale of equipment compared to the prior year. Net cash used in financing activities was $830.8 million in 2026, compared with $796.4 million in 2025. This increase resulted primarily from the retirement in March 2026 of our $700 million in senior notes, partially offset by a decrease in treasury stock purchases and net proceeds from our revolving line of credit.

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

We believe our liquid assets, cash generated from operations, and revolving line of credit will provide sufficient funds for our operating and capital requirements for the foreseeable future. At September 30, 2026, we were authorized to borrow through a revolving line of credit, which is supported by a credit agreement with a group of banks. The revolving line of credit authorizes us to borrow up to $1.0 billion under a five-year term expiring November 2030, and allows us to request an increase in the revolving line of credit total commitment by up to $400 million and to request two one-year extensions of the maturity date. In addition, the credit agreement authorized us to borrow up to an additional $700 million through committed term loans during the six-month period beginning November 25, 2025, due November 2028, which we partially exercised in February 2026. The applicable interest rates under this agreement are based on either the Secured Overnight Financing Rate (SOFR), or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2026, we had $81.9 million outstanding on the revolving line of credit and a $300 million balance of term loans, at an average interest rate of 4.85% and a cash balance of $3.8 million.

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

Our financing arrangements require us to maintain certain covenants and financial ratios. At September 30, 2026, we were compliant with all covenants and financial ratios.

Our net capital expenditures were approximately $291.1 million during the first nine months of 2026, compared with $490.9 million for the same period 2025. Our net capital expenditures include net additions to revenue equipment and non-revenue producing assets that are necessary to contribute to and support the future growth of our various business segments. Capital expenditures in the first nine months of 2026 were primarily for tractors, trailing equipment and related enhancements, and real estate. We expect to spend approximately $700 million for net capital expenditures during the full calendar year 2026. We are currently committed to spend approximately $552.1 million, net of proceeds from sales or trade-ins, during the years 2026 and 2027. At September 30, 2026, our aggregate future minimum lease payments under operating lease obligations related primarily to the rental of maintenance and support facilities, cross-dock and delivery system facilities, office space, parking yards, and equipment totaled $321.9 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, other than our net purchase commitments of $552.1 million, as of September 30, 2026.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates on variable-rate debt outstanding. Our total long-term debt consists of both fixed and variable interest rate facilities. Our senior notes have a fixed interest rate of 4.90%. This fixed-rate facility reduces the impact of changes to market interest rates on future interest expense. Our senior credit facility has variable interest rates, which are based on either SOFR or a Base Rate, depending upon the specific type of borrowing, plus an applicable margin and other fees. At September 30, 2026, the average interest rate under our senior credit facility was 4.85%. Our earnings would be affected by changes in these short-term variable interest rates. At our current level of borrowing, a one-percentage-point increase in our applicable rate would reduce annual pretax earnings by $3.8 million.

Although we conduct business in foreign countries, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2026. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. As of September 30, 2026, we had no foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. We cannot predict the extent to which high fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2026, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

There were no changes in our internal control over financial reporting during the third quarter 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes purchases of our common stock during the three months ended September 30, 2026:

Period	Number of Common Shares Purchased	Average Price Paid Per Common Share Purchased	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (in millions) (1)
July 1 through July 31, 2026	165,593	$275.44	165,593	$746
August 1 through August 31, 2026	7,519	262.20	7,519	744
September 1 through September 30, 2026	531,252	237.64	531,252	619
Total	704,364	$246.79	704,364	$619

(1)         On October 22, 2025, our Board of Directors authorized the purchase of up to $1 billion of our common stock. This stock repurchase program has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Lowell, Arkansas, on the 23rd day of October 2026.

J.B. HUNT TRANSPORT SERVICES, INC. (Registrant)

BY:	/s/ Shelley Simpson
Shelley Simpson
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ A. Brad Delco
A. Brad Delco
Chief Financial Officer,
Executive Vice President
(Principal Financial Officer)

BY:	/s/ John Kuhlow
John Kuhlow
Chief Accounting Officer,
Senior Vice President
(Principal Accounting Officer)